Form 10-Q
period 1996-05-31
WASHINGTON CONSTRUCTION GROUP INC
filed 1996-07-11
CIK 906469

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q


 [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
 For the period ended             May 31, 1996
                      -----------------------------------------------

                                       OR

 [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
 For the transition period from ____________________ to _________________

Commission file number:  1-12054
                         -------

                      WASHINGTON CONSTRUCTION GROUP, INC.
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

      Delaware                                                        33-0565601
- --------------------------------                            --------------------
 (State or other jurisdiction of                            (IRS Employer
  incorporation or organization)                             Identification No.)



      27400 East Fifth Street, Highland, California                        92346
- ----------------------------------------------------           -----------------
 (Address of principal executive offices)                             (Zip Code)

                                   (909) 425-4200
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

 -------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               ---   ---



            Common shares outstanding at July 5, 1996 -- 29,481,184



Index to exhibits appears on page 17 of 18 pages constituting manually signed original of this report.


                                    1 of 18

                      WASHINGTON CONSTRUCTION GROUP, INC.


                                     INDEX

                                                                        Page
                                                                        ----
PART I.  FINANCIAL INFORMATION

 Item 1.    Financial Statements

            Consolidated Condensed Statements of Earnings
              for the Three Months and Six Months Ended
              May 31, 1996 and May 31, 1995                              3

            Consolidated Condensed Balance Sheets as of
              May 31, 1996 and November 30, 1995                         4

            Consolidated Condensed Statement of Shareholders' Equity
              for the Six Months Ended May 31, 1996                      6

            Consolidated Condensed Statements of Cash Flows
              for the Six Months Ended May 31, 1996 and
              May 31, 1995                                               7

            Notes to Consolidated Condensed Financial Statements         8

 Item 2.     Management's Discussion and Analysis of
              Results of Operations and Financial Condition              12


PART II.  OTHER INFORMATION

 Item 6.    Exhibits and Reports on Form 8-K                             17


SIGNATURES                                                               18

                        PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                      WASHINGTON CONSTRUCTION GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                     (in thousands, except per share data)


                                        Three Months Ended    Six Months Ended
                                              May 31,               May 31,
                                        ---------- ---------- ---------- ----------
                                          1996       1995       1996       1995
                                        ---------- ---------- ---------- ----------

Revenues from construction contracts     $ 82,693   $ 51,604   $144,699   $ 88,389

  Costs of construction contracts         (77,135)   (46,787)  (135,793)   (79,876)

  Gain on sale of equipment                   238        901        352      1,179
                                         --------   --------   --------   --------

Gross profit                                5,796      5,718      9,258      9,692

  General and administrative expenses      (3,830)    (4,421)    (7,620)    (8,383)

  Reorganization expense                       --         --     (1,500)        --
                                         --------   --------   --------   --------

Operating income                            1,966      1,297        138      1,309

  Investment income                           740      1,067      1,607      2,146

  Interest expense                           (192)       (20)      (382)       (44)

  Other, net                                  (32)        75        (94)        26
                                         --------   --------   --------   --------

Earnings before income taxes                2,482      2,419      1,269      3,437

Income tax provision                         (868)      (847)      (443)    (1,203)
                                         --------   --------   --------   --------

Net earnings                             $  1,614   $  1,572   $    826   $  2,234
                                         ========   ========   ========   ========


Earnings per share                       $   0.06   $   0.06   $   0.03   $   0.08
                                         ========   ========   ========   ========



             The accompanying notes are an integral part of these
                      consolidated financial statements.

                      WASHINGTON CONSTRUCTION GROUP, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                (in thousands)



                                    ASSETS

                                                           May 31,     November 30,
                                                            1996          1995
                                                          ---------    ---------
Current assets
      Cash and cash equivalents                            $24,863       $30,035
      Accounts receivable, including retentions of
        $12,873 in 1996 and $14,513 in 1995                 47,702        41,327
      Due from affiliates                                      342           355
      Costs and estimated earnings in excess of billings     7,604         5,033
      Notes receivable                                       9,483        11,511
      Investment in joint ventures                           6,487         1,846
      Deferred income tax assets                               514           514
      Prepaid and other assets                               3,884         3,035
                                                          --------      --------

        Total current assets                               100,879        93,656

Property, plant and equipment,
      net of accumulated depreciation and amortization
      of $65,666 in 1996 and $63,783 in 1995                65,466        66,716

Other                                                          931           886

Land held for sale or lease                                  8,266         8,266

Cost in excess of net assets acquired,
      net of accumulated amortization of $1,223 in 1996
      and $1,013 in 1995                                    15,567        15,777
                                                          --------      --------


Total assets                                              $191,109      $185,301
                                                          ========      ========


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                      WASHINGTON CONSTRUCTION GROUP, INC.
               CONSOLIDATED CONDENSED BALANCE SHEETS (continued)
                     (in thousands, except per share data)



                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                          May 31,         November 30,
                                                           1996              1995
                                                          ---------       -----------
Current liabilities
      Trade accounts payable                             $  9,475           $  9,747
      Subcontracts payable, including retentions
        of $10,026 in 1996 and $9,778 in 1995              19,189             16,658
      Income taxes payable                                    929                501
      Due to affiliates                                       644              1,327
      Accrued payroll and other liabilities                 8,507              8,718
      Current maturities of long-term debt                    448                448
      Billings in excess of costs and estimated earnings    8,182              4,789
                                                         --------           --------

        Total current liabilities                          47,374             42,188

Deferred income taxes                                       9,120              9,120

Long-term debt                                              4,823              5,042

Shareholders' equity
      Preferred stock - par value $.01; authorized 1,000
        shares; none issued and outstanding                    --                 --
      Common stock - par value $.01; authorized 39,000
        shares; issued and outstanding 29,481 in 1996
        and 29,484 in 1995                                    295                295
      Additional paid in capital                           62,104             62,134
      Restricted stock - deferred compensation                (40)               (85)
      Retained earnings                                    67,433             66,607
                                                         --------           --------

        Total shareholders' equity                        129,792            128,951
                                                         --------           --------

Total liabilities and shareholders' equity               $191,109           $185,301
                                                         ========           ========


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                      WASHINGTON CONSTRUCTION GROUP, INC.
           CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                                (in thousands)




                                                             Restricted Stock -
                                    Common         Paid in         Deferred           Retained
                                    Stock          Capital       Compensation         Earnings         Total
                                   --------        --------        --------           --------        ---------

November 30, 1995                     $295         $62,134            ($85)           $66,607         $128,951

Net earnings                                                                              826              826

Restricted stock activity, net                         (30)             45                                  15
                                   -------         -------         -------            -------         --------

May 31, 1996                          $295         $62,104            ($40)           $67,433         $129,792
                                   =======         =======         =======            =======         ========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                      WASHINGTON CONSTRUCTION GROUP, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                              Six Months Ended
                                                                   May 31,
                                                           ------------------------
                                                            1996            1995
                                                           --------        --------
OPERATING ACTIVITIES
  Net earnings                                                 $826         $2,234
  Adjustments to reconcile net earnings (loss) to
     net cash used in operating activities:
  Depreciation and amortization                               4,698          3,919
  Compensation expense on stock awards                           15            104
  Gain on sale of equipment                                    (352)        (1,314)
  Changes in net operating assets                            (7,207)        (4,178)
                                                            -------        -------
     Net cash provided by (used in) operating activities     (2,020)           765
                                                            -------        -------

INVESTING ACTIVITIES
  Additions to property, plant and equipment                 (5,046)       (10,899)
  Proceeds from sale of equipment                             2,160          2,364
  Other                                                         (45)           (37)
                                                            -------        -------
     Net cash used in investing activities                   (2,931)        (8,572)
                                                            -------        -------

FINANCING ACTIVITIES
  Repayment of long-term debt                                  (219)          (204)
  Repayment of real estate loan                                  --         (7,150)
  Restricted stock activity, net                                 (2)            (3)
                                                            -------        -------
     Net cash used in financing activities                     (221)        (7,357)
                                                            -------        -------


Decrease in cash and cash equivalents                        (5,172)       (15,164)
Cash and cash equivalents at beginning of period             30,035         44,872
                                                            -------        -------

Cash and cash equivalents at end of period                  $24,863        $29,708
                                                            =======        =======

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                      WASHINGTON CONSTRUCTION GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                         MAY 31, 1996 AND MAY 31, 1995
                     (dollars and share data in thousands)


(1)  Basis of Presentation

   The consolidated condensed financial statements include the accounts of Washington Construction Group, Inc. and its wholly owned subsidiaries (collectively, the Company). The Company was formerly named Kasler Holding Company prior to the approval of a name change by a majority of the Company's shareholders, which occurred on April 3, 1996. The consolidated condensed financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended November 30, 1995.

   In the opinion of the Company, the accompanying consolidated condensed financial statements include all adjustments, consisting of normal recurring accruals and adjustments required to present fairly the Company's financial position at May 31, 1996 and November 30, 1995, the results of its operations for the three months and six months ended May 31, 1996 and 1995, and cash flows for the six months ended May 31, 1996 and 1995.

   The results of operations and cash flows for the three months and six months ended May 31, 1996 are not necessarily indicative of the results to be expected for the full year.

(2)  Related Party Transactions

   The Company purchases goods and services from, and has contracted for certain administrative, financial and data processing services with, affiliated companies on terms comparable to those available from outside sources. Transactions with related parties were as follows:

                                         Three months ended   Six months ended
                                              May 31,             May 31,
                                         -------------------------------------
                                           1996      1995      1996      1995
                                         -------------------------------------
Capital expenditures - equipment           $  394    $  127    $  492   $  854
Cost of construction contracts              1,583     1,766     2,524    3,112
General and administrative expenses           594       891     1,053    1,591

   The Company performs construction services, rents equipment and sells used parts and equipment to related parties on terms comparable to those available to outside parties. These transactions were as follows:

                               Three months ended   Six months ended
                                    May 31,             May 31,
                               -------------------------------------
                                 1996       1995      1996     1995
                               -------------------------------------
Construction services             $2,142    $  97     $3,452   $ 555
Equipment rental                     210       52        266      93
Gain on sale of equipment            134      351        232     426

(3)  Earnings per share

   Earnings per share for the six months ended May 31, 1996 and 1995 are computed based on the weighted average number of common shares outstanding. The weighted average number of shares used in the computation of earnings per share were 29,482 and 29,475 for the six months ended May 31, 1996 and 1995, respectively. The earnings per share reported for the quarters ended May 31, 1996 and 1995 represent the difference between the respective earnings per share for the six months ended May 31, 1996 and 1995, and the amounts previously reported for the quarters ended February 29, 1996 and February 28, 1995. The reported earnings per share for the second fiscal quarters differ from earnings per share calculated on earnings and the number of common shares outstanding due to rounding.

(4)  Income Taxes

   Income taxes are computed using the anticipated effective tax rate for the year. Deferred income taxes are not adjusted quarterly.

(5)  Contingencies

   The Company is a party to various claims and legal proceedings incidental to its business. In management's opinion, the outcome of these claims and proceedings will not have a material adverse effect on the financial statements of the Company taken as a whole. The Company also has the usual contractor's liability for the completion of contracts.

   The Company's contract mining and environmental remediation services involve risks that the Company will become liable under federal, state and local environmental laws and regulations, including the Comprehensive Environmental Response Compensation and Liability Act, which imposes strict, joint and several, retroactive liability upon parties who are responsible for the cost of environmental remediation under such Act. The Company performs, and has performed, contract mining and environmental remediation work at project sites that are or may become Superfund sites subject to regulation, and in some cases operated or managed, by environmental regulatory agencies. A determination that the Company is liable under environmental laws and regulations for the cost of environmental remediation could have a material adverse effect on the financial position or results of operations of the Company. Amendments to, or more stringent implementation of, current environmental laws and regulations also could have such an adverse effect. The Company believes that it is in material compliance with environmental laws and regulations.

   The U.S. Environmental Protection Agency (the "EPA") has suggested that a subsidiary of the Company could be named as a potentially responsible party with respect to mining waste contamination at a mine near Summitville, Colorado. The Summitville mine, which covers approximately 550 acres, has been intermittently mined since the late 1800s. From July 1985 to June 1989, the subsidiary conducted site preparation, construction, surface mining and crushing activities under the supervision and direction of the most recent operator of the mine. In December 1992, after the operator abandoned the mine, the EPA took over site maintenance activities. In 1994, the EPA added the mine to the Superfund National Priorities List. The subsidiary has been informed that the estimated remediation cost of the site is approximately $200,000, of which approximately $105,000 has been incurred to date. Although the Company believes that there are approximately 20 potentially responsible parties with respect to the site, and that the Company and its subsidiaries should not be held liable and would have valid defenses to any assertion of liability with respect to the site, there can be no assurance the Company will not eventually be held responsible for material liabilities associated with the mine.

          Applying the percentage of completion method of recognizing revenues requires the Company estimate the indicated outcome of its long-term contracts. The Company forecasts such outcomes to the best of its knowledge and belief of current and expected conditions and its expected course of action. Differences between the Company's estimates and actual results often occur resulting in changes to reported revenues and earnings. Such changes could have a material effect on future financial statements.

   Because of the uncertainty about the outcome of claims, disputes and certain unpriced changeorders, the Company generally defers recognition of revenue until the items are settled. The Company has ongoing negotiations with customers regarding these contract issues. When recognized, such items could have a material impact on future financial statements.

(6)  Reorganization expense

   The Company announced in the first quarter of 1996 the consolidation of certain corporate functions (primarily accounting, human resources, contract and equipment administration) into its Highland, California headquarters. The Company accrued in the first quarter of 1996 $1,500 in reorganization expense, which is an estimate of the fiscal 1996 costs associated primarily with employee termination and relocation.

(7)  Restructuring and Merger Agreement with Morrison Knudsen Corporation

   The Company signed a restructuring and merger agreement with Morrison Knudsen Corporation (MK) on May 28, 1996. Under the terms of the agreement, MK's senior creditors will receive $13,300 in cash, and approximately 24,200 shares of the Company's newly issued common stock, representing 45% of the shares outstanding after the merger. The Company also agreed to pay in full MK's debtor-in-possession loan, not to exceed $50,000. The existing shareholders of MK will receive warrants to purchase 2,765 shares of the Company's common stock at $12.00 per share for a term of five years.

   The agreement is subject to a number of conditions including confirmation of the MK Plan of Reorganization pursuant to Section 1129 of the Bankruptcy Code, and approval by the Company's shareholders. The Company filed a preliminary proxy statement with the Securities and Exchange Commission on June 17, 1996.

                      WASHINGTON CONSTRUCTION GROUP, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following is management's discussion and analysis of certain significant factors affecting the operating results and financial condition of Washington Construction Group, Inc. and Subsidiaries (the "Company") during the periods included in the accompanying consolidated condensed financial statements. The Company changed its name to Washington Construction Group, Inc. from Kasler Holding Company following the approval of a majority of its shareholders at its Annual Meeting on April 3, 1996.

     The Company is a diversified construction enterprise with operations in infrastructure, contract mining and environmental remediation markets in the western United States. The Company's customers include both government agencies and private companies.

     The Company has three principal operating subsidiaries: Kasler Corporation, which specializes in infrastructure and transportation projects; Washington Contractors Group, Inc., which has operations in infrastructure, contract mining, construction aggregate mining and environmental remediation; and Pomeroy Corporation, a manufacturer of precast concrete.

RESULTS OF OPERATIONS

Net earnings
- ------------

     Net earnings for the first half of fiscal 1996 totaled $0.8 million, compared to net earnings of $2.2 million for the first half of 1995. The decrease in net earnings was primarily attributable to a $1.5 million charge in the first fiscal quarter associated with the Company's consolidation of its accounting and administrative functions (reflected as reorganization expense on the statements of earnings). Other changes between the first half of 1996 and 1995 include a decrease in gross profit of $0.4 million, reduced general and administrative expenses (G&A) of $0.8 million, a decrease in investment income of $0.5 million, $0.4 million in additional interest expense and a $0.8 million decline in income tax expense (due to lower earnings before taxes).

     For the second quarter of fiscal 1996, the Company earned $1.6 million, approximating the prior year's second quarter result. Between the two periods, the Company realized a slightly higher gross profit in the current quarter, a reduction of $0.6 million in G&A, a decline of $0.3 million in investment income, and an increase of $0.2 million in interest expense.

Revenues
- --------

     For the first half of fiscal 1996, the Company had revenues of $144.7 million compared with $88.4 million for the same period in 1995. For the second quarter of 1996, revenues totaled $82.7 million compared with $51.6 million for the prior year's second quarter. Revenues increased over the prior year period due to a higher contract workload in fiscal 1996. The year-to-date revenues were also higher due to unusually heavy rains that occurred in California in the prior year, which delayed work on public highway contracts in the first quarter of fiscal 1995. The breakout of contract revenue by significant contract type for the first three months and six months of fiscal 1996 and 1995 follows:


                                   Three Months Ended     Six Months Ended
                                        May 31,               May 31,
                                   ---------------------------------------
                                    1996        1995       1996      1995
                                   ---------------------------------------
Infrastructure (highway)                58%        49%        60%       47%
Infrastructure (other)                  15%        18%        12%       19%
Contract mining                          7%        16%         9%       16%
Environmental remediation                3%         4%         4%        5%
Commercial construction
  and construction materials            17%        13%        15%       13%

   The mix of revenues for the first half of fiscal 1996 compared to the first half of fiscal 1995 included more highway projects resulting primarily from unusually heavy rains that hampered construction at California highway projects in the 1995 period. The changes in percentages of revenue by contract type between the second quarter of 1996 versus the prior year's second quarter primarily reflects a difference in the composition of the Company's work.

Backlog
- -------

   During the first half of fiscal 1996, the Company improved its backlog (anticipated revenues from the uncompleted portions of existing contracts including the Company's pro-rata share of joint venture interests). The Company's backlog of $418 million on May 31, 1996 was $140 million higher than its May 31, 1995 backlog (a 50% increase), and $132 million higher than its November 30, 1995 backlog (a 46% increase). The following table shows changes in backlog during the six months and three months ended May 31, 1996 and 1995 (in thousands):


                                       Three Months Ended         Six Months Ended
                                             May 31,                   May 31,
                                       --------------------------------------------
                                        1996         1995         1996         1995
                                       --------------------------------------------
Beginning backlog                     $385,876     $234,569    $ 286,346     $158,000
Less contract revenue                  (82,693)     (51,604)    (144,699)     (88,389)
New awards                              98,353       74,268      253,423      175,926
Additions to existing contracts         16,808       21,582       23,274       33,278
                                      -----------------------------------------------
Ending backlog                        $418,344     $278,815    $ 418,344     $278,815
                                      ===============================================

Breakout of the Company's ending backlog by type of contract follows:


                                           May 31,    November 30,
                                              1996            1995
                                           -----------------------
Infrastructure (highway)                        33%             70%
Infrastructure (other)                          46%              8%
Contract mining                                  8%             15%
Environmental remediation                       10%              1%
Commercial construction and                      3%              6%
 construction materials

Gross profit
- ------------

   For the first half of fiscal 1996, the gross profit margin of 6% was down from 11% in last year's first half due to lower claim revenue and reduced gains on the sale of equipment. Absent these items, gross profit for the first half of 1996 was down 1% compared to the prior year's first half, primarily due to a higher concentration of lower margin public highway work.

   The gross profit margin in the second quarter declined from 11% in the second quarter of 1995 to 7% in the second quarter of 1996. This reduction was due to lower claim revenue and reduced gains on the sale of equipment. Without these items, gross profit for the second quarter increased 1% over the prior year's second quarter.

   Generally, gains from equipment sales can vary between periods depending upon the age, type, condition, and quantity of equipment sold. The Company buys and sells equipment in the ordinary course of business based on its current and anticipated contract workload.

   Revenue from claims can also vary significantly between periods, as the process of settlement is inherently uncertain and depends upon the nature of the underlying claims, the client's willingness to negotiate, the dollar amounts involved, legal processes and other varying factors. The Company has ongoing negotiations with clients for claims, which could have a material impact on the Company's results in the second half of fiscal 1996.

Reorganization expense
- ----------------------

   The Company announced in the first fiscal quarter of 1996 the consolidation of certain corporate functions into its Highland, California headquarters. The Company accrued in the first quarter of 1996 $1.5 million in reorganization expense, which is an estimate of the fiscal 1996 costs associated primarily with employee termination and relocation. Through May 31, 1996, the Company has expended $0.4 million on the reorganization. The Company expects the reorganization will reduce annual general and administrative expenses by $0.3 million.

General and administrative expenses
- -----------------------------------

     G&A for the first half of fiscal 1996 was down $0.8 million compared to the same period in 1995. For the second quarter of fiscal 1996, G&A decreased by $0.6 million from the same prior year period. The decrease in expense for the 1996 periods resulted primarily from lower profit sharing expense (due to reduced profits) and cost containment activities.

Other income and expenses
- -------------------------

     For the first half of fiscal 1996, investment income decreased to $1.6 million from $2.1 million for the same fiscal 1995 period. For the second quarter of fiscal 1996, investment income of $0.7 million was down $0.3 million from the prior year's second quarter. Investment income decreased in the 1996 periods from the same 1995 periods due to reduced interest bearing cash and receivables balances.

     Interest expense for the first half of fiscal 1996 increased to $0.4 million compared with a nominal expense in the first half of fiscal 1995. For the second quarter of fiscal 1996, interest expense was $0.2 million. The increase between the 1996 and 1995 periods reflects the cessation of interest capitalization on the Company's debt due to the commencement of operations at the Company's construction aggregate operation in late 1995. Interest also increased due to financing costs associated with the Company's credit line.

Income taxes
- ------------

     The income tax provision for the first six months of fiscal 1996 and 1995, and the second quarters of those years, has been estimated at 35% of net earnings before taxes.

FINANCIAL CONDITION

Cash and cash equivalents
- -------------------------

   The Company had negative cash flow of $5.2 million for the six months ended May 31, 1996. Total cash and cash equivalents decreased from $30.0 million to $24.9 million due to negative operating cash flow of $2.0 million, $2.9 million in net cash used primarily for buying and selling equipment, and $0.2 million in debt repayments.

   For the remainder of fiscal 1996, the Company anticipates that cash and cash equivalents will be generated by operations as a result of new contracts awarded that should cause billings in excess of costs and estimated earnings to increase. However, large increases in backlog for certain types of work that are equipment intensive can result in significant investments in such equipment. The Company may also undertake opportunities to complement its existing operations through acquisitions or joint ventures. As acquisitions or joint venture opportunities arise, the capital resources of the Company may be utilized. The timing and nature of these opportunities can vary; therefore, the financing of future acquisitions, joint ventures or equipment expenditures may take a variety of forms. In addition, on limited occasions, certain financing arrangements have been extended by the Company to its customers to accommodate their financial needs. The Company may elect to enter into similar arrangements in the future.

   Management believes that cash flow from operations supplemented by credit under the Company's revolving credit facility will be adequate to meet the Company's requirements, including cash required to complete the proposed merger with Morrison Knudsen Corporation (MK).

Merger with MK
- --------------

   The Company signed a restructuring and merger agreement with MK on May 28, 1996. Under the terms of the agreement, MK's senior creditors will receive $13.3 million in cash, and approximately 24.2 million shares of the Company's newly issued common stock, representing 45% of the shares outstanding after the merger. The Company also agreed to pay in full MK's debtor-in-possession loan, not to exceed $50 million. The existing shareholders of MK will receive warrants to purchase 2,765,000 shares of the Company's common stock at $12.00 per share for a term of five years.

   The agreement is subject to a number of conditions including confirmation of the MK Plan of Reorganization pursuant to Section 1129 of the Bankruptcy Code, and approval by the Company's shareholders. The Company filed a preliminary proxy statement with the Securities and Exchange Commission on June 17, 1996.

                          PART II.  OTHER INFORMATION

ITEM 6(a).  EXHIBITS.

Exhibit 27  Financial Data Shedule (electronic filing only).


ITEM 6(b).  REPORTS ON FORM 8-K.

On March 4, 1996, the Company filed a Form 8-K, which included information under
Item 5 (other events) and Item 7 (exhibits).

On May 20, 1996, the Company filed a Form 8-K, which included information under
Item 5 (other events) and Item 7 (exhibits).

On May 31, 1996, the Company filed a Form 8-K, which included information under
Item 5 (other events) and Item 7 (exhibits).

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               WASHINGTON CONSTRUCTION GROUP, INC.


Date: July 10, 1996             /s/ John H. Wimberly
                               -------------------------
                               John H. Wimberly
                               President and
                               Chief Executive Officer


Date: July 10, 1996             /s/ Gregory J. Rutherford
                               ---------------------------
                               Gregory J. Rutherford
                               Vice President and
                               Chief Financial Officer