Form 10-Q
period 1996-08-31
MORRISON KNUDSEN CORP//
filed 1996-11-27
CIK 906469

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-Q
                                QUARTERLY REPORT


     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                              For the Quarter Ended

                                 AUGUST 31, 1996

                         Commission File Number 1-12054


                          MORRISON KNUDSEN CORPORATION
                 (FORMERLY WASHINGTON CONSTRUCTION GROUP, INC.)


                             A Delaware Corporation
                   IRS Employer Identification No. 33-0565601

                   MORRISON KNUDSEN PLAZA, BOISE, IDAHO 83729

                                 208 / 386-5000


At October 21, 1996, 53,691,385 shares of the registrant's common stock were outstanding, including 24,161,421 newly issued shares of common stock in connection with the merger effective September 11, 1996.

The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and has been subject to such filing requirements for the past 90 days.

     /x/ Yes   / / No

                          MORRISON KNUDSEN CORPORATION
                 (FORMERLY WASHINGTON CONSTRUCTION GROUP, INC.)
                       QUARTERLY REPORT FORM 10-Q FOR THE
                    THREE MONTH PERIOD ENDED AUGUST 31, 1996


                                TABLE OF CONTENTS

                         PART I.  FINANCIAL INFORMATION

                                                                            PAGE
Item 1.   Consolidated Condensed Financial Statements and Notes Thereto

               Statements of Operations for the Three and Nine Month
               Periods Ended August 31, 1996 and 1995                       I-1

               Balance Sheets at August 31, 1996 and
               November 30, 1995                                            I-2

               Statements of Cash Flows for the Nine Month Periods
               Ended August 31, 1996 and 1995                               I-4

               Notes to Financial Statements                                I-5

Item 2.        Management's Discussion and Analysis of Financial
                Condition and Results of Operations                         I-10


                           PART II.  OTHER INFORMATION

Item 2.   Changes in Rights of the Corporation's Security Holders           II-1

Item 4.   Results of Votes of the Corporation's Security Holders            II-1

Item 5.   Other Information                                                 II-1

Item 6.   Exhibits and Reports on Form 8-K                                  II-2

Signatures                                                                  II-2

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MORRISON KNUDSEN CORPORATION
(FORMERLY WASHINGTON CONSTRUCTION GROUP, INC.)
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
THREE AND NINE MONTH PERIODS ENDED AUGUST 31, 1996 AND 1995 (UNAUDITED) (THOUSANDS OF DOLLARS EXCEPT SHARE DATA)

                                                           THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                 AUGUST 31,                   AUGUST 31,
                                                       --------------------------    --------------------------
                                                            1996           1995          1996           1995
Revenue from construction contracts                     $  97,750      $  71,873      $ 242,449      $ 160,262
Costs of construction contracts                           (92,834)       (64,636)      (228,627)      (144,514)
Gain (loss) on sale of equipment                              136            (50)           488          1,130
-------------------------------------------------------------------------------------------------------------------
Gross profit                                                5,052          7,187         14,310         16,878
General and administrative expenses                        (5,033)        (3,410)       (12,653)       (11,793)
Losses for impairment of long-lived assets                (18,200)            --        (18,200)            --
Reorganization expense                                         --             --         (1,500)            --
-------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                   (18,181)         3,777        (18,043)         5,085
Investment income                                             605            934          2,212          3,082
Interest expense                                             (182)           (20)          (564)           (65)
Other expense, net                                           (229)           (59)          (323)           (32)
-------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                         (17,987)         4,632        (16,718)         8,070
Income tax (expense) benefit                                6,765         (1,621)         6,322         (2,825)
-------------------------------------------------------------------------------------------------------------------
Net income (loss)                                       $ (11,222)     $   3,011      $ (10,396)     $   5,245
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
Income (loss) per share of common stock                     $(.38)          $.10          $(.35)          $.18
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
Common shares used to compute income (loss)
  per share                                            29,488,000     29,485,000     29,484,000     29,439,000
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

MORRISON KNUDSEN CORPORATION
(FORMERLY WASHINGTON CONSTRUCTION GROUP, INC.)
CONSOLIDATED CONDENSED BALANCE SHEETS
AT AUGUST 31, 1996 (UNAUDITED) AND NOVEMBER 30, 1995
(THOUSANDS OF DOLLARS EXCEPT SHARE DATA)

ASSETS                                                                                1996          1995
--------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
Cash and cash equivalents                                                           $ 24,267      $ 30,035
Accounts receivable, including retentions of $14,510 in 1996 and
 $14,513 in 1995                                                                      61,383        41,327
Refundable income taxes, net                                                             638            --
Due from affiliates                                                                    1,408           355
Costs and estimated earnings in excess of billings on uncompleted contracts            4,542         5,033
Notes receivable                                                                       8,746        11,511
Investments in joint ventures                                                          8,002         1,846
Deferred income tax assets                                                             2,447           514
Prepaid and other assets                                                               3,270         3,035
--------------------------------------------------------------------------------------------------------------
Total current assets                                                                 114,703        93,656
--------------------------------------------------------------------------------------------------------------

INVESTMENTS AND OTHER ASSETS
Money market investments                                                                 934           886
Land held for sale or lease                                                               --         8,266
Assets held for sale                                                                  13,652            --
Cost in excess of net assets acquired,
 net of accumulated amortization of $1,408 in 1996 and $1,013 in 1995                 16,382        15,777
--------------------------------------------------------------------------------------------------------------
Total investments and other assets                                                    30,968        24,929
--------------------------------------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT                                                        105,450       130,499
LESS ACCUMULATED DEPRECIATION                                                        (65,777)      (63,783)
--------------------------------------------------------------------------------------------------------------
Property, plant and equipment, net                                                    39,673        66,716
--------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                        $185,344      $185,301
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.


LIABILITIES AND STOCKHOLDERS' EQUITY                                                   1996      1995
--------------------------------------------------------------------------------------------------------------

CURRENT LIABILITIES
Trade accounts payable                                                             $  11,056       $  9,747
Subcontracts payable, including retentions of $11,594 in 1996
 and $9,778 in 1995                                                                   22,992         16,658
Income taxes payable                                                                      --            501
Due to affiliates                                                                      1,152          1,327
Accrued payroll and other liabilities                                                 11,724          8,718
Current maturities of long-term debt                                                     448            448
Billings in excess of costs and estimated earnings on uncompleted contracts            9,036          4,789
--------------------------------------------------------------------------------------------------------------
Total current liabilities                                                             56,408         42,188
--------------------------------------------------------------------------------------------------------------
NON-CURRENT LIABILITIES
Deferred income taxes                                                                  5,119          9,120
Long-term debt                                                                         4,710          5,042
--------------------------------------------------------------------------------------------------------------
Total non-current liabilities                                                          9,829         14,162
--------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (Note 3).
--------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred stock - par value $.01; authorized 10,000 shares; none issued and outstanding
Common stock - par value $.01; authorized 100,000 shares; issued
 and outstanding 29,648 in 1996 and 29,484 in 1995                                       296            295
Additional paid in capital                                                            62,632         62,134
Restricted stock - deferred compensation                                                 (32)           (85)
Retained earnings                                                                     56,211         66,607
--------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                           119,107        128,951
--------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $185,344       $185,301
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------

MORRISON KNUDSEN CORPORATION
(FORMERLY WASHINGTON CONSTRUCTION GROUP, INC.)
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
NINE MONTH PERIODS ENDED AUGUST 31, 1996 AND 1995 (UNAUDITED)
(THOUSANDS OF DOLLARS EXCEPT SHARE DATA)

                                                                                       1996         1995
--------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                                                   $(10,396)     $  5,245
Adjustments to reconcile net income (loss) to net cash provided (used)
   by operating activities:
 Depreciation and amortization                                                         7,446         6,119
 Provisions for impairment losses on long-lived assets                                18,200            --
 Compensation expense on stock awards                                                    552           149
 Gain on sale of equipment                                                              (489)       (1,130)
 Changes in net operating assets                                                     (16,944)       (8,323)
--------------------------------------------------------------------------------------------------------------
Net cash provided (used) by operating activities                                      (1,631)        2,060
--------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Additions to property, plant and equipment                                            (5,909)      (16,601)
Proceeds from sale of equipment                                                        2,152         2,327
Other                                                                                    (48)          (37)
--------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                 (3,805)      (14,311)
--------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Repayment of long-term debt                                                             (332)         (309)
Repayment of real estate loan                                                             --        (7,150)
Restricted stock activity, net                                                            --            (4)
--------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                                   (332)       (7,463)
--------------------------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents                                                 (5,768)      (19,714)
Cash and cash equivalents at beginning of period                                      30,035        44,872
--------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                          $ 24,267      $ 25,158
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
 Interest paid                                                                          $563        $  381
 Income taxes paid                                                                       755         2,332
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------
Noncash investing activities:
 Land, plant and equipment classified as assets held for sale                       $ 25,324      $     --
 Prepaid assets classified as assets held for sale                                       428            --
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

MORRISON KNUDSEN CORPORATION
(FORMERLY WASHINGTON CONSTRUCTION GROUP, INC.)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(THOUSANDS OF DOLLARS EXCEPT SHARE DATA)

1.  MERGER WITH MORRISON KNUDSEN CORPORATION AND BASIS OF PRESENTATION

As previously disclosed, on September 11, 1996, Morrison Knudsen Corporation, a Delaware corporation, ("Old MK") merged with and into Washington Construction Group, Inc. (the "Corporation") pursuant to the Restructuring and Merger Agreement, dated as of May 28, 1996 (the "Merger Agreement"), by and between the Corporation and Old MK, with the Corporation being the surviving corporation in the merger (the "Merger") and being renamed Morrison Knudsen Corporation.

The Merger was an integral part of the reorganization of Old MK pursuant to a plan of reorganization (the "Plan") filed by Old MK in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Plan was confirmed by the Bankruptcy Court on August 26, 1996 (the "Confirmation Date"), and became effective concurrently with the Merger on September 11, 1996 (the "Effective Date").

On the Effective Date, substantially all of Old MK's senior debt obligations were discharged and all of Old MK's outstanding common stock was cancelled. Pursuant to the Plan, certain creditors of Old MK have received or will receive distributions consisting in the aggregate of (i) $47,930 in cash (including $34,630 in proceeds from the cancellation of the promissory note of MK Rail Corporation ("MK Rail") owned by Old MK and $13,300 of cash of the Corporation),
(ii) all of the common stock of MK Rail owned by Old MK, (iii) 24,161,421 newly issued shares of common stock of the Corporation, (iv) 1,800,000 newly issued shares of preferred stock of the Corporation entitling the holders thereof to receive up to $18,000 (subject to adjustment) on account of certain tax refunds that may be received by the Corporation as successor to Old MK, and (v) the proceeds of exercises of the rights ("Rights") described below (in lieu of a portion of the distributions described in clauses (i) through (iv) of this sentence). The cash payments referred to above (other than payments constituting the proceeds of exercises of Rights) have been or will be made from cash on deposit.

Pursuant to the Plan, each holder of record of shares of Old MK common stock as of the close of business on the Confirmation Date (including shares held for distribution to certain securities litigation plaintiffs) received on the Effective Date a number of Rights, equal to the number of shares of Old MK common stock held by such holder, to purchase a portion of the consideration otherwise distributable under the Plan to certain of Old MK's creditors as described above and will receive, following proper surrender of the certificates representing such holder's shares of Old MK common stock in accordance with the Plan, a pro rata share of warrants exercisable during a term of six and one-half years to purchase from the Corporation an aggregate of 2,765,000 shares of the Corporation's common stock at an exercise price of $12.00 per warrant (subject to adjustment).

The foregoing descriptions of the Plan and Merger Agreement are qualified in their entirety by the full texts of such documents, which are filed as Exhibits
2.1 and 2.2, respectively, hereto and incorporated herein by this reference.

On September 11, 1996, the Merger will be accounted for under the purchase method of accounting. Accordingly, the assets and liabilities and operating results of Old MK are not included in the accompanying unaudited consolidated condensed financial statements at and for the three and nine month periods ended August 31, 1996. The total purchase price paid by the Corporation for the acquired net assets of Old MK has been estimated to be $203,736, consisting of
(i) $13,300 of cash provided by the Corporation, (ii) $186,127 of equity issued by the Corporaiton and (iii) $4,309 estimated costs of acquisition.

The Corporation will classify as goodwill the excess of the purchase price over the estimated fair value of the acquired net assets of Old MK. Goodwill will be amortized on a straight-line method over 40 years. Solely for purposes of estimating the purchase price, the value of the 24,161,421 shares of common stock issued by the Corporation in the acquisition is estimated to be $180,486 in the aggregate, or $7.47 per share, and the value of the warrants issued by the Corporation in the acquisition, which are exercisable to purchase from the Corporation an aggregate of 2,765,000 shares of the Corporation's common stock, is estimated to be $5,641 in the aggregate, or $2.04 per warrant. The value of such warrants was estimated through the application of the Black-Scholes valuation model. The principal assumptions used in applying the Black-Scholes valuation model included, in addition to the $12.00 per warrant exercise price and six and one-half year term of the warrants, an assumed market price of $8.50 per share for the Corporation's common stock, assumed volatility in such market price during the six and one-half year exercise period of 25% and an assumed risk-free interest rate throughout such period of 6.7% per annum. The estimated values set forth above do not purport to constitute, and should not be viewed as, estimates of the prices at which the Corporation's common stock or warrants may trade in the market at any time. The actual market value of such securities will be influenced by a number of factors, including the Corporation's financial condition and results of operations, perceptions regarding the Corporation's prospects and general market and economic conditions, and is likely to vary from, and may vary materially from the estimated values set forth above.

The accompanying unaudited consolidated condensed financial statements at and for the three and nine month periods ended August 31, 1996 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain financial information normally included in financial statements and financial statement footnote disclosures prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and financial statement footnotes thereto included in the Corporation's Annual Report on Form 10-K for the year ended November 30, 1995. The comparative consolidated balance sheet and financial statement footnotes included herein as November 30, 1995 amounts have been derived from the audited balance sheet and financial statement footnotes at November 30, 1995.

The preparation of the Corporation's unaudited consolidated financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and costs during the reporting periods for long-term contracts. Actual amounts, events and circumstances will likely vary from such estimates and assumptions and may require future adjustments to or otherwise affect such reported amounts and such disclosure.

The Corporation has a substantial history of making reasonably dependable estimates of the extent of progress towards completion, contract revenues and contract costs on its long-term construction contracts. However, due to uncertainties inherent in the estimation process, the Corporation can give no assurance that revisions of estimates of completion costs will not occur in the near term for certain construction projects.

The accompanying unaudited consolidated condensed financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair presentation of the results of operations and cash flows for the interim periods. The results of operations and cash flows for the nine month period ended August 31, 1996 are not necessarily indicative of the operating results and cash flows to be expected for the full year.

2.  LOSSES FOR IMPAIRMENT OF LONG-LIVED ASSETS

Financial Accounting Standards Board Statement No. 121 ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF ("FAS 121") requires that long-lived assets and certain identifiable intangible assets
(1) be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and (2) if impaired, be reported at the lower of the carrying amount or their fair value, and if applicable, less the estimated costs of disposition. Changes in circumstances at August 31, 1996 required application of the provisions of FAS 121 to certain of the Corporation's long-lived assets as follows:

On November 8, 1996, the Corporation's Board of Directors approved a plan to offer for sale certain assets of a non-core subsidiary with a carrying amount of $17,486 at August 31, 1996. The Corporation recognized an estimated impairment loss of $6,500 to reduce the carrying amount of the assets to estimated current fair value of $10,986 at August 31, 1996. The revenue and net loss for the subsidiary to be disposed of (excluding the estimated impairment loss of $6,500) included in the Corporation's results of operations for the nine month period ended August 31, 1996 were $4,010 and $(1,430), respectively.

Management decided to sell land previously held primarily for lease with a carrying amount of $8,266 at August 31, 1996. The Corporation recognized an estimated impairment loss of $5,600 and established a new carrying amount of $2,666 at August 31, 1996, based upon an appraisal of the current fair value net of the estimated improvement and disposal costs required for a near-term bulk sale of the land.

As of August 31, 1996, the Corporation recognized an estimated impairment loss of $6,100 on the land and buildings in Highland, California, which comprised the Corporation's headquarters. The Corporation is moving its headquarters to Boise, Idaho, where it is consolidating certain administrative and operating functions. The loss reflects the change in use and the impairment of the $7,016 carrying amount of the Highland property. The impairment loss was estimated based on an appraisal of the current fair value of the Highland property.

3.  COMMITMENTS AND CONTINGENCIES

GUARANTEES: The Corporation has commitments and performance guarantees arising in the ordinary course of its business from construction contracts, including those of its construction joint ventures.

ENVIRONMENTAL MATTERS: The Corporation's contract mining and environmental remediation services involve risks for which the Corporation could become liable under federal, state and local environmental laws and regulations, including the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), which imposes strict, joint and several, retroactive liability upon parties who are responsible for the cost of environmental remediation under such Act. Old MK has performed, and the Corporation will continue to perform, environmental remediation work at Superfund sites as a response action contractor for the U.S. Environmental Protection Agency (the "EPA") and, as such, is exempt from liability under any federal law, including CERCLA, for contribution or indemnification and for death or injury to persons or property resulting from the release of hazardous substances, unless its conduct was negligent, grossly negligent, or constitutes intentional misconduct; the Corporation may, however, be entitled to indemnification from the United States against any liability arising out of negligent performance of the work. While the Corporation believes that it is in material compliance with environmental laws and regulations, a determination that the Corporation is liable under environmental laws and regulations for the cost of environmental remediation could have a material adverse effect on the financial position, results of operations and cash flows of the Corporation. Amendments to, or more stringent implementation of, current environmental laws and regulations also could have such adverse effects.

The American Institute of Certified Public Accountants recently issued Statement of Position ("SOP") 96-1, ENVIRONMENTAL REMEDIATION LIABILITIES. SOP 96-1 addresses specific accounting issues present in the recognition, measurement, display and disclosure of environmental remediation liabilities. The provisions of SOP 96-1 are effective beginning December 1, 1997, however, the Corporation applied the guidance of SOP 96-1 in assessing its potential environmental remediation liabilities.

The EPA has notified the Corporation of its potential liability in connection with hazardous substances generated or disposed of at the Summitville Mine Superfund Site (the "Site") near Del Norte, Colorado, and regards the Corporation as a PRP with respect to the Site. The EPA has not commenced any litigation or other proceedings against the Corporation, and the Corporation has had only preliminary discussions with the EPA regarding the Corporation's potential responsibility with respect to the Site. However, the EPA has informally advised the Corporation that the EPA does not believe the Corporaiton is eligible for a de minimis settlement (as was offered by the EPA to several PRPs which contributed less than 3% volume and toxicity of the hazardous substances at the Site).

According to a recently published report, the EPA estimates that the total remediation costs incurred and to be incurred at the Site will be $120,000. The EPA has reportedly notified approximately 20 other parties associated with the Site of their potential liability. The Corporation is not a party to any agreement regarding an allocation of responsibility among the PRPs (several of which have entered into de minimis settlements with the EPA) and the EPA has not made an allocation of responsibility among the PRPs. The Corporation's share, if any, of the aggregate environmental liability associated with the Site cannot be estimated at this time and depends upon, among other things, the manner in which liability may be allocated to or among the Corporation or other PRPs associated with the Site, the efficacy of any defenses that the Corporation or such other PRPs may have to any assertion of liability, the willingness and ability of such other PRPs to discharge such liability as may be allocated to them and the outcome of any negotiations or settlement discussions between the Corporation and the EPA and/or such other PRPs.

Management believes that the ultimate resolution of this matter could have a material adverse effect on the Corporation's financial position and could materially and adversely effect its results of operations and cash flows in one or more future periods.

OTHER: The Corporation is a party to various other claims and legal proceedings incidental to its business. In management's opinion, the outcome of these claims and proceedings will not have a material adverse effect on the financial condition, results of operations and cash flows of the Corporation.

4.  TRANSACTIONS WITH AFFILIATES OF CONTROLLING STOCKHOLDER

The Corporation purchases goods and services from, and has contracted for certain administrative, financial and data processing services with, affiliates of the controlling stockholder on terms comparable to those available from outside sources. It is anticipated that substantially all of such services will be performed by the Corporation following the Merger. Transactions with affiliates for the three and nine month periods ended August 31, 1996 and 1995 were as follows:

                                       THREE MONTHS ENDED   NINE MONTHS ENDED
                                            AUGUST 31,         AUGUST 31,
                                          1996     1995      1996      1995
--------------------------------------------------------------------------------
Capital expenditures - equipment         $   53   $   --    $  545    $  854
Cost of construction contracts            1,950    1,766     4,474     4,438
General and administrative expenses         635      485     1,688     1,933

The Corporation performs construction services, rents equipment and sells used parts and equipment to affiliates on terms comparable to those available to outside parties. Transactions with related parties for the three and nine month periods ended August 31, 1996 and 1995 were as follows:

                                       THREE MONTHS ENDED   NINE MONTHS ENDED
                                            AUGUST 31,         AUGUST 31,
                                          1996     1995      1996      1995
--------------------------------------------------------------------------------

Construction services                    $  937   $   83    $4,389    $ 638
Equipment rental                             46       50       312      143
Gain on sale of equipment, net                2       99       234      504


5.  SUBSEQUENT EVENTS

MERGER WITH MORRISON KNUDSEN CORPORATION:  See Note 1.

NEW REVOLVING CREDIT AGREEMENT: On October 31, 1996, the Corporation obtained from the Bank of Montreal a five year, $200,000 revolving loan and letter of credit facility (the "Facility"). Revolving loan borrowings under the Facility are limited to $125,000. The Facility may be extended each year subject to the approval of the Corporation and the bank. In connection with the Facility, the Corporation paid to the bank an underwriting fee of $1,100, and is required to pay commitment fees on the unused portion of the Facility and letter of credit fees upon issuance of letters of credit.

The Facility is collateralized by substantially all of the assets of the Corporation and certain of its material domestic subsidiaries. The Facility includes a provision releasing such collateral at such time as the Corporation obtains an investment grade credit rating and contains covenants requiring the maintenance of financial ratios (such as debt service coverage and debt to total capitalization) and minimum levels of net worth. In addition, the Facility agreement places limitations on, among other things, additional indebtedness, investments and loans guarantees.

The Facility agreement provides for revolving loans bearing interest at (i) the applicable LIBOR rate plus an additional margin or (ii) the base rate (the higher of (a) prime commercial rate or (b) the Federal Funds Rate plus 1/2%) plus an additional margin. Both the applicable base rate and LIBOR rate additional margins are determined by a financial ratio of the Corporation's funded debt to earnings before interest, taxes, depreciation and amortization, and could range from 3/4% to 1 1/8% for the LIBOR rate and zero to 1/4% for the base rate. Interest is payable quarterly in arrears.

CAPITAL STOCK: On September 11, 1996, the Corporation's stockholders approved certain amendments to the Corporation's Certificate of Incorporation including
(i) increasing the number of total authorized shares of the Corporation's common stock from 39,000,000 to 100,000,000 and (ii) the number of total authorized shares of the Corporation's preferred stock from 1,000,000 to 10,000,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of certain significant factors affecting the operating results and financial condition of the Corporation for the periods and at the dates reflected in the accompanying unaudited consolidated condensed financial statements are qualified in their entirety by reference to Item 5, Other Information in Part II of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

The Corporation incurred net losses for the three and nine month periods ended August 31, 1996 of $11.2 million ($.38 per share) and $10.4 million ($.35 per share), respectively, compared to net income of $3.0 million ($.10 per share) and $5.2 million ($.18 per share) for the comparable periods of 1995. During the third quarter of 1996, the Corporation applied the provisions of Financial Accounting Standards Board Statement No. 121 ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF and recognized pre-tax losses of $18.2 million for impairment of long-lived assets.

REVENUES: For the first nine months of fiscal 1996, the Corporation had revenues of $242.4 million compared with $160.3 million for the same period in 1995. For the third quarter of 1996, revenues totaled $97.8 million compared with $71.9 million for the prior year's third quarter. Revenues increased over the prior year periods due to a higher contract workload in fiscal 1996. The year-to-date 1996 revenues were also higher due to unusually heavy rains that occurred in California in the prior year, which delayed work on public highway contracts in the first quarter of fiscal 1995. The breakout of contract revenue by significant contract type for the three and nine month periods of fiscal 1996 and 1995 follows:

                                      THREE MONTHS ENDED       NINE MONTHS ENDED
                                           AUGUST 31,             AUGUST 31,
                                         1996      1995         1996      1995
--------------------------------------------------------------------------------
Infrastructure (highway)                  50%       54%          56%       50%
Infrastructure (other)                    18%       12%          14%       16%
Contract mining                            6%       17%           8%       16%
Environmental remediation                 14%        8%           8%        6%
Commercial construction and
 construction materials                   12%        9%          14%       12%

The mix of revenues for the first nine months of fiscal 1996 compared to the first nine months of fiscal 1995 included more highway projects resulting primarily from unusually heavy rains that hampered construction at California highway projects in the 1995 period. The changes in percentages of revenue by contract type between the third quarter of 1996 versus the prior year's third quarter primarily reflect differences in the composition of the Corporation's work.

NEW BUSINESS AND BACKLOG: During the first nine months of fiscal 1996, the Corporation increased its backlog (anticipated revenues from the uncompleted portions of existing contracts, including the Corporation's pro rata share of joint venture contracts). The Corporation's backlog of $419.1 million on August 31, 1996 was $135.1 million higher than its August 31, 1995 backlog (a 48% increase), and $132.8 million higher than its November 30, 1995 backlog (a 46% increase). The increase in backlog at August 31, 1996 compared with backlog at November 30, 1995 is primarily due to increases in new contract awards in the first nine months of fiscal 1996 which included the Corporation's $135.0 million pro rata share of a joint venture project to construct a surface storage dam, contracts totaling approximately $59.0 million with the California Department of Transportation and approximately $71.0 million of contracts for airport expansion and road relocation projects in the State of Nevada.

The following table shows changes in backlog for the three and nine month periods ended August 31, 1996 and 1995.

                                     THREE MONTHS ENDED      NINE MONTHS ENDED
NEW BUSINESS AND BACKLOG                 AUGUST 31,              AUGUST 31,
(THOUSANDS OF DOLLARS)               1996         1995        1996        1995
--------------------------------------------------------------------------------
Backlog at beginning of period    $418,344     $278,815    $286,347    $158,179
Less revenue recognized            (97,750)     (71,873)   (242,449)   (160,262)
New contract awards                 73,365       63,903     326,778     244,964
Changes to existing contracts       25,167       13,169      48,450      41,133
--------------------------------------------------------------------------------
Backlog at end of period          $419,126     $284,014    $419,126    $284,014
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

The Corporation's ending backlog by type of contract, expressed as a percent of backlog, follows:

                                         AUGUST 31, 1996     NOVEMBER 30, 1995
--------------------------------------------------------------------------------
Infrastructure (highway)                       38%                  70%
Infrastructure (other)                         43%                   8%
Contract mining services                        9%                  15%
Environmental remediation                       8%                   1%
Commercial construction and sales of
 construction materials                         2%                   6%

GROSS PROFIT: For the first nine months of fiscal 1996, the gross profit margin of 6% was down from 11% for the comparable period of 1995 due to (i) higher than expected costs to complete certain highway construction contracts, (ii) higher maintenance and equipment operating costs, (iii) increased use of short-term rental equipment, and (iv) additional operating costs of the sand and gravel business.

For the third quarter of 1996, the gross profit margin of 5% was down from 10% for the comparable period of 1995 due to lower claim revenue and increases in costs to complete certain long-term contracts resulting in lower profit margins, and, in some instances, provisions for anticipated losses on uncompleted contracts.

Generally, gains from equipment sales may vary between periods depending upon the age, type, condition and quantity of equipment sold. The Corporation buys and sells equipment in the ordinary course of business based on its current and anticipated contract workload.

Claims for additional revenue may also vary significantly between periods, as the process of settlement is inherently uncertain and depends upon the nature of the underlying claims, the customer's willingness to negotiate, the dollar amounts involved, legal processes and other varying factors.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses for the first nine months of fiscal 1996 were up $.9 million compared to the same period in 1995. For the third quarter of fiscal 1996, general and administrative expenses increased by $1.6 million from the same prior year period. The increase in general and administrative expenses for the 1996 periods primarily resulted from (i) $.7 million of compensation expense in connection with the exercise of stock options, (ii) a $.4 million increase in compensation expense for additional staff relating to increases in new work booked, and (iii) a $.2 million increase in outside professional service fees relating to the settlement of claims for additional revenue.

LOSSES FOR IMPAIRMENT OF LONG-LIVED ASSETS: Financial Accounting Standards Board Statement No. 121 ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF ("FAS 121") requires that long-lived assets and certain identifiable intangible assets (1) be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and (2) if impaired, be reported at the lower of the carrying amount or their fair value, and if applicable, less the estimated costs of disposition. Changes in circumstances at August 31, 1996 required application of the provisions of FAS 121 to certain of the Corporation's long-lived assets as follows:

On November 8, 1996, the Corporation's Board of Directors approved a plan to offer for sale certain assets of a non-core subsidiary with a carrying amount of $17.5 million at August 31, 1996. The Corporation recognized an estimated impairment loss of $6.5 million to reduce the carrying amount of the assets to estimated current fair value of $11.0 million at August 31, 1996. The revenue and net loss for the subsidiary to be disposed of (excluding the estimated impairment loss of $6.5 million) included in the Corporation's results of operations for the nine month period ended August 31, 1996 were $4.0 million and $(1.4 million), respectively.

Management decided to sell land previously held primarily for lease with a carrying amount of $8.3 million at August 31, 1996. The Corporation recognized an estimated impairment loss of $5.6 million and established a new carrying amount of $2.7 million at August 31, 1996, based upon an appraisal of the current fair value net of the estimated improvement and disposal costs required for a near-term bulk sale of the land.

As of August 31, 1996, the Corporation recognized an estimated impairment loss of $6.1 million on the land and buildings in Highland, California, which comprised the Corporation's headquarters. The Corporation is moving its headquarters to Boise, Idaho, where it is consolidating certain administrative and operating functions. The loss reflects the change in use and the impairment of the $7.0 million carrying amount of the Highland property. The impairment loss was estimated based on an appraisal of the current fair value of the Highland property.

REORGANIZATION EXPENSE: The Corporation announced in the first fiscal quarter of 1996 the relocation of personnel and consolidation of certain corporate functions from Montana to its Highland, California, offices. The Corporation accrued $1.5 million of reorganization expense in the first quarter of 1996.

OTHER INCOME AND EXPENSES: For the first nine months of fiscal 1996, investment income decreased to $2.2 million from $3.1 million for the same fiscal 1995 period. For the third quarter of fiscal 1996, investment income of $.6 million was down $.3 million from the prior year's third quarter. Investment income decreased in the 1996 periods from the same 1995 periods due to reduced interest bearing cash and cash equivalents and notes receivable balances.

INTEREST EXPENSE: Interest expense for the first nine months of fiscal 1996 increased to $.6 million compared with a nominal expense in the first nine months of fiscal 1995. For the third quarter of fiscal 1996, interest expense was $.2 million. The increase between the 1996 and 1995 periods reflects the cessation of interest capitalization of the Corporation's debt due to the commencement of operations at the Corporation's sand and gravel business in late 1995. Interest also increased in 1996 compared to 1995 due to financing costs associated with the Corporation's revolving credit facility.

INCOME TAXES: The income tax benefits for the three and nine month periods of 1996 have been estimated using a blended federal and state tax rate of 38%. The income tax provisions for the three and nine month periods of 1995, which include the benefit of a change in a prior year estimate, is 35% of income before taxes.

FINANCIAL CONDITION

The Corporation had negative cash flow of $5.8 million for the nine months ended August 31, 1996. Total cash and cash equivalents decreased from $30.0 million to $24.2 million due to negative operating cash flow of $1.6 million, $3.8 million of net cash used primarily for equipment purchases and $.4 million for debt repayments.

In accordance with the Plan and on consummation of the Merger, the Corporation, subsequent to August 31, 1996, made cash payments of $13.3 million as part of the total purchase price for the acquisition of the net assets of Old MK and $33.4 million to retire Old MK's outstanding debtor-in-possession borrowings upon Old MK's emergence from bankruptcy. The Corporation made such payments from borrowings under its then four year, $60.0 million revolving credit facility.
As described in Note 5 to the accompanying unaudited consolidated condensed financial statements, on October

31, 1996, the Corporation obtained from the Bank of Montreal a five year, $200.0 million revolving loan and letter of credit facility. Under the new credit facility, outstanding revolving loan borrowings are limited to $125.0 million. The Corporation will have three principal sources of liquidity during the period immediately following the Merger: (i) existing cash and cash equivalents; (ii) the revolving loan borrowings under its credit facility; and (iii) cash generated by its operations. The Corporation's liquidity and capital resources should be sufficient to meet its reasonably foreseeable working capital, capital expenditure and other anticipated cash outlays. As of the date of this Quarterly Report on Form 10-Q, the Corporation had no outstanding borrowings under the five year, $200.0 million revolving credit facility and was in compliance with its covenants, the most restrictive of which is debt service coverage.

The Corporation anticipates capital expenditures for major mobile construction equipment during the six month period following August 31, 1996 to meet equipment requirements of its expanded revenue backlog. These equipment purchases will reduce overall maintenance costs and short-term rentals. The Corporation expects to fund approximately $21.0 million in new equipment purchases from cash from operations and purchase-money financing between September 1996 and February 1997. Equipment purchases are dependent upon new contract awards and the availability of used equipment in the Corporation's equipment fleet.

In the future, the Corporation may undertake opportunities to complement its existing operations through acquisitions or participation in joint ventures. As acquisitions or joint venture opportunities arise, the capital resources of the Corporation may be utilized. The timing and nature of these opportunities cannot be predicted; therefore, the financing of future acquisitions, joint venture participation or equipment expenditures may take a variety of forms. In addition, on limited occasions, certain financing arrangements have been extended by the Corporation to its customers to accommodate their financial needs. The Corporation may elect to enter into similar arrangements in the future.

THE MERGER

Because the Merger will result in the operation of businesses previously conducted separately by the Corporation and Old MK on a combined basis and under a new capital structure, the Corporation's financial condition, results of operations and cash flows as of dates and for periods ending after September 10, 1996 will not be directly comparable to the Corporation's financial condition, results of operations and cash flows as of dates and for periods prior to September 11, 1996.

ENVIRONMENTAL MATTERS

The Corporation's contract mining and environmental remediation services involve risks for which the Corporation could become liable under federal, state and local environmental laws and regulations, including the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), which imposes strict, joint and several, retroactive liability upon parties who are responsible for the cost of environmental remediation under such Act. The Corporation performs, and has performed, environmental remediation work at Superfund sites as a response action contractor for the U.S. Environmental Protection Agency (the "EPA") and, as such, is exempt from liability under any federal law, including CERCLA, for contribution or indemnification and for death or injury to persons or property resulting from the release of hazardous substances, unless its conduct was negligent, grossly negligent, or constitutes intentional misconduct; the Corporation may, however, be entitled to indemnification from the United States against any liability arising out of negligent performance of the work. While the Corporation believes that it is in material compliance with environmental laws and regulations, a determination that the Corporation is liable under environmental laws and regulations for the cost of environmental remediation could have a material adverse effect on the financial position, results of operations and cash flows of the Corporation. Amendments to, or more stringent implementation of, current environmental laws and regulations also could have such adverse effects.

The American Institute of Certified Public Accountants recently issued Statement of Position ("SOP") 96-1, ENVIRONMENTAL REMEDIATION LIABILITIES. SOP 96-1 addresses specific accounting issues present in the recognition, measurement, display and disclosure of environmental remediation liabilities. The provisions of SOP 96-1 are effective beginning December 1, 1997, however, the Corporation applied the guidance of SOP 96-1 in assessing its potential environmental remediation liabilities.

The EPA has notified the Corporation of its potential liability in connection with hazardous substances generated or disposed of at the Summitville Mine Superfund Site (the "Site") near Del Norte, Colorado, and regards the Corporation as a PRP with respect to the Site. The EPA has not commenced any litigation or other proceedings against the Corporation, and the Corporation has had only preliminary discussions with the EPA regarding the Corporation's potential responsibility with respect to the Site. However, the EPA has informally advised the Corporation that the EPA does not believe the Corporaiton is eligible for a de minimis settlement (as was offered by the EPA to several PRPs which contributed less than 3% volume and toxicity of the hazardous substances at the Site).

According to a recently published report, the EPA estimates that the total remediation costs incurred and to be incurred at the Site will be $120.0 million. The EPA has reportedly notified approximately 20 other parties associated with the Site of their potential liability. The Corporation is not a party to any agreement regarding an allocation of responsibility among the PRPs (several of which have entered into de minimis settlements with the EPA) and the EPA has not made an allocation of responsibility among the PRPs. The Corporation's share, if any, of the aggregate environmental liability associated with the Site cannot be estimated at this time and depends upon, among other things, the manner in which liability may be allocated to or among the Corporation or other PRPs associated with the Site, the efficacy of any defenses that the Corporation or such other PRPs may have to any assertion of liability, the willingness and ability of such other PRPs to discharge such liability as may be allocated to them and the outcome of any negotiations or settlement discussions between the Corporation and the EPA and/or such other PRPs.

Management believes that the ultimate resolution of this matter could have a material adverse effect on the Corporation's financial position and could materially and adversely effect its results of operations and cash flows in one or more future periods.

PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN THE RIGHTS OF THE CORPORATION'S SECURITY HOLDERS

At a Special Meeting of the Corporation's stockholders on September 11, 1996, stockholders were asked to consider and vote upon two related proposals (the "Merger Proposals"): (i) approval and adoption of the Merger Agreement ("Proposal One"), and (ii) approval of certain amendments to the Corporation's Restated and Amended Certificate of Incorporation ("Proposal Two").

The response to Item 4.(a) hereof is incorporated herein by this reference.

The information set forth under the captions "Proposal to Amend WCGI's Certificate of Incorporation" and "Description of WCGI Capital Stock" in the Corporation's definitive proxy statement relating to the Special Meeting of the Corporation's stockholders held on September 11, 1996, which was filed with the Securities and Exchange Commission on August 22, 1996, is incorporated herein by this reference. A copy of the pertinent pages of such proxy statement is filed as Exhibit 99.1 hereto.

ITEM 4.  RESULTS OF VOTES OF THE CORPORATION'S SECURITY HOLDERS

(a) A special meeting of the Corporation's stockholders was held on September 11, 1996, at Ontario, California. The Corporation's Board of Directors solicited proxies, pursuant to Regulation 14 of the Securities Exchange Act of 1934, for approval and adoption of the Merger Proposals. Stockholders of record on July 19, 1996 were entitled to vote 29,481,184 shares of the Corporation's common stock.

The approval of each of the Merger Proposals was conditioned upon the approval of both the Proposals.

Results of voting on the Merger Proposals:

          PROPOSAL ONE   NUMBER OF SHARES    PROPOSAL TWO   NUMBER OF SHARES
          For            22,242,835          For            21,806,425
          Against            33,460          Against           761,379
          Abstained         145,238          Abstained          51,168
          Withheld        7,059,651          Withheld        6,862,212

(b) Directors whose terms of office continue after the Merger: David H. Batchelder, Dorn Parkinson, Leonard R. Judd and Terry W. Payne.

(c) Pursuant to the Merger Agreement, the following persons were designated as directors of the Corporation immediately after the Merger, (i) Robert S. Miller and Robert A. Tinstman, who where designated by Old MK and (ii) William C. Langley and John D.C. Roach, who were designated by certain creditors of Old MK.

(d) In connection with the Merger, Robert G. Hunt, Robert G. Reid, Robert C. Wallace, Vincent O. Smith and John H. Wimberly resigned as directors of the Corporation.

ITEM 5.  OTHER INFORMATION

This report and other reports and statements filed by the Corporation from time to time with the Securities and Exchange Commission (collectively, "SEC Filings") contain or may contain forward-looking statements. When used in SEC Filings, the words "anticipate," "believe," "estimate," "expect," "future," "intend," "plan," "should" and similar expressions identify such forward-looking statements. Such forward-looking statements are necessarily based on various assumptions and estimates and are inherently subject to various risks and uncertainties, including, in addition to any risks and uncertainties disclosed in the text surrounding such statements or elsewhere in the SEC Filings, risks and uncertainties relating to the possible invalidity of the underlying assumptions and estimates and possible changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions and actions taken or omitted to be taken by third parties, including the Corporation's customers, suppliers, business partners and competitors and legislative, regulatory, judicial and other governmental authorities and officials. Should the Corporation's assumptions or estimates prove to be incorrect, or should one or more of these risks or uncertainties materialize, actual amounts, results, events and circumstances may vary significantly from those reflected in such forward-looking statements.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

          FILED IN PART I

          None

          FILED IN PART II

          The Exhibits to this Quarterly Report on Form 10-Q are listed in the
          Exhibit Index contained elsewhere in this Quarterly Report.

          (b)  Reports on Form 8-K

          The registrant did not file any current reports on Form 8-K for the three month period ended August 31, 1996.

All other items required under Part II are omitted because they are not applicable.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              MORRISON KNUDSEN CORPORATION
                              (formerly Washington Construction Group, Inc.)


                              /S/Gregory J. Rutherford
                              --------------------------------------------------
                              Vice President and Chief Financial Officer,
                              in his respective capacities as such through
                              September 10, 1996


                              /S/Stephen G. Hanks
                              --------------------------------------------------
                              Executive Vice President, Chief Legal Officer and Acting Chief Financial Officer, in his respective capacities as such after September 10, 1996

Date:  November 27, 1996

                          MORRISON KNUDSEN CORPORATION
                                  EXHIBIT INDEX

     COPIES OF EXHIBITS WILL BE SUPPLIED UPON REQUEST. EXHIBITS WILL BE PROVIDED AT A FEE OF $.25 PER PAGE REQUESTED.

          EXHIBITS MARKED WITH AN ASTERISK ARE FILED HEREWITH, THE REMAINDER OF THE EXHIBITS HAVE HERETOFORE BEEN FILED WITH THE COMMISSION AND ARE INCORPORATED BY REFERENCE.

EXHIBIT
NUMBER    EXHIBITS

2.1 First Amended Plan of Reorganization confirmed on August 26, 1996 under Chapter 11 of the United States Bankruptcy Code for the District of Delaware, Case No. 96-1006(PJW) as filed by Morrison Knudsen Corporation (Commission File No. 1-8889 - "Old MK") prior to its merger on September 11, 1996 with and into Washington Construction Group, Inc. (the "registrant") with the registrant being the surviving corporation in the merger and being renamed "Morrison Knudsen Corporation" (filed as Exhibit 2.1 to Old MK's Form 10-Q Quarterly Report for the quarter ended June 30, 1996 and incorporated herein by reference).

2.2 Restructuring and Merger Agreement dated May 28, 1996 by and between the registrant and Old MK (filed as Exhibit 1 to the registrant's Proxy Statement dated September 11, 1996 and incorporated herein by reference).

3.1  *    The registrant's Restated and Amended Certificate of Incorporation,
          including all amendments thereto.

3.2  *    The registrant's Restated and Amended Bylaws, including all amendments thereto.

4.1  *    Specimen temporary certificate for the registrant's Common Stock.

4.2  *    Specimen certificate for the registrant's Warrants to expire on March
          11, 2003.

4.3  *    Specimen certificate for the registrant's Series A Preferred Stock.

4.4  *    Warrant Agreement dated September 11, 1996 by and between the registrant and Norwest Bank Minnesota, N.A.

4.5  *    Registration Rights Agreement dated September 11, 1996 by and between the registrant and the Holders of Stock listed on Schedule 1 thereof.

4.6  *    Warrant Agreement dated September 11, 1996 among the registrant,
          Batchelder & Partners, Inc. and Schroder Wertheim & Co. Incorporated, including the form of certificate attached thereto as Exhibit A for certain registrant Warrants to expire on September 11, 2001.

4.7  *    Registration Rights Agreement dated September 11, 1996 among the registrant, Batchelder & Partners, Inc. and Schroder Wertheim & Co. Incorporated.

10.1 * The registrant's 1994 Stock Option and Incentive Plan for Officers, Directors and Key Employees of Morrison Knudsen Corporation, amended and restated to include amendment nos. 1 through 5 (1).

10.2 * Credit Agreement dated October 8, 1996 among the registrant, Bank of Montreal, individually and as Agent, and the Banks which are parties thereto.

27.  *    Financial Data Schedule.

99.1 Pages 60 through 62 ("Proposal to Amend WCGI's Certificate of Incorporation") and pages 76 through 78 ("Description of WCGI Capital Stock") of the Corporation's definitive proxy statement dated August 22, 1996 relating to the special meeting of the Corporation's stockholders held on September 11, 1996.

---------------------------------
(1)  Management contract or compensatory plan or arrangement.