Form 10-K405
period 1996-11-30
MORRISON KNUDSEN CORP//
filed 1997-02-28
CIK 906469

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-K
                                    ANNUAL REPORT

        Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                              For the Fiscal Year Ended

                                  NOVEMBER 30, 1996

                            Commission File Number 1-12054


[Logo] -Registered Trademark-MORRISON KNUDSEN CORPORATION
                    (FORMERLY WASHINGTON CONSTRUCTION GROUP, INC.)

                                A Delaware Corporation
                      IRS Employer Identification No. 33-0565601

                      MORRISON KNUDSEN PLAZA, BOISE, IDAHO 83729
                                    208 / 386-5000

--------------------------------------------------------------------------------

SECURITIES REGISTERED AND NUMBER OF REGISTRANT'S COMMON SHARES OUTSTANDING
At February 5, 1997, 53,836,291 shares of the registrant's $.01 par value common stock were outstanding. Such common stock and warrants to purchase an aggregate of 2,765,000 shares of such common stock are listed on the New York Stock Exchange and registered pursuant to Section 12(b) of the Securities Exchange Act. The registrant has no securities registered under Section 12(g) of the Securities Exchange Act.

                        COMPLIANCE WITH REPORTING REQUIREMENTS
The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and has been subject to such filing requirements for the past 90 days.
/x/ Yes     / / No

                  DISCLOSURE PURSUANT TO ITEM 405 OF REGULATION S-K Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
/x/ Yes     / / No

             AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NONAFFILIATES
At February 5, 1997, the aggregate market value of the registrant's common stock held by nonaffiliates of the registrant, based on the New York Stock Exchange closing price therefor on February 5, 1997, was approximately $323,223,439, excluding $194,950,862 market value of 20,254,635 shares which are assumed to be held by affiliates of the registrant for the purposes of this calculation.

                         DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for its annual meeting of stockholders to be held on April 11, 1997, which is expected to be filed with the Securities and Exchange Commission not later than March 31, 1997, are incorporated by reference into Part III of this Annual Report on Form 10-K. In the event such proxy statement is not so filed by March 31, 1997, the required information will be filed as an amendment to this Annual Report on Form 10-K no later than such date.

                             MORRISON KNUDSEN CORPORATION
                    (FORMERLY WASHINGTON CONSTRUCTION GROUP, INC.)
                          ANNUAL REPORT ON FORM 10-K FOR THE
                             YEAR ENDED NOVEMBER 30, 1996


                                  TABLE OF CONTENTS

                            PART I.  FINANCIAL INFORMATION

                                                                        PAGE
                                        PART I

Item 1.  Business                                                        I-1

Item 2.  Properties                                                      I-4

Item 3.  Legal Proceedings                                               I-4

Item 4.  Submission of Matters to a Vote of Security Holders             I-4

                                       PART II

Item 5.  Market for the Registrant's Common Stock and Related
         Stockholder Matters                                             II-1

Item 6.  Selected Financial Data                                         II-2

Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       II-3

Item 8.  Financial Statements and Supplementary Data                     II-7

Item 9.  Change in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                        II-30

                                       PART III

Item 10. Directors and Executive Officers of the Registrant              III-1

Item 11. Executive Compensation                                          III-1

Item 12. Security Ownership of Certain Beneficial Owners and Management  III-1

Item 13. Certain Relationships and Related Transactions                  III-1

                                       PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on
         Form 8-K                                                        IV-1

                                      SIGNATURES

THIS ANNUAL REPORT ON FORM 10-K AND OTHER REPORTS AND STATEMENTS FILED BY MORRISON KNUDSEN CORPORATION ("THE CORPORATION") FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION (COLLECTIVELY, "SEC FILINGS") CONTAIN OR MAY CONTAIN FORWARD-LOOKING STATEMENTS. WHEN USED IN SEC FILINGS, THE WORDS "ANTICIPATE," "BELIEVE," "ESTIMATE," "EXCEPT," "FUTURE," "INTEND," "PLAN," "SHOULD" AND SIMILAR EXPRESSIONS IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS ARE NECESSARILY BASED ON VARIOUS ASSUMPTIONS AND ESTIMATES AND ARE INHERENTLY SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES, INCLUDING, IN ADDITION TO ANY RISKS AND UNCERTAINTIES DISCLOSED IN THE TEXT SURROUNDING SUCH STATEMENTS OR ELSEWHERE IN THE SEC FILINGS, RISKS AND UNCERTAINTIES RELATING TO THE POSSIBLE INVALIDITY OF THE UNDERLYING ASSUMPTIONS AND ESTIMATES AND POSSIBLE CHANGES OR DEVELOPMENTS IN SOCIAL, ECONOMIC, BUSINESS, INDUSTRY, MARKET, LEGAL AND REGULATORY CIRCUMSTANCES AND CONDITIONS AND ACTIONS TAKEN OR OMITTED TO BE TAKEN BY THIRD PARTIES, INCLUDING THE CORPORATION'S CUSTOMERS, SUPPLIERS, BUSINESS PARTNERS AND COMPETITORS AND LEGISLATIVE, REGULATORY, JUDICIAL AND OTHER GOVERNMENTAL AUTHORITIES AND OFFICIALS. SHOULD THE CORPORATION'S ASSUMPTIONS OR ESTIMATES PROVE TO BE INCORRECT, OR SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, ACTUAL AMOUNTS, RESULTS, EVENTS AND CIRCUMSTANCES MAY VARY SIGNIFICANTLY FROM THOSE REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS.

                                        PART I

ITEM 1. BUSINESS
(IN THOUSANDS OF DOLLARS)

    UNLESS THE CONTEXT OTHERWISE REQUIRES, REFERENCES TO 1996, 1995 AND 1994 ARE REFERENCES TO THE CORPORATION'S FISCAL YEARS ENDED NOVEMBER 30, 1996, 1995 AND 1994, RESPECTIVELY.

GENERAL

The Corporation is an international provider of (i) engineering and construction management services to industrial companies, electric utilities and public agencies, (ii) comprehensive environmental and hazardous substance remediation services to governmental and private-sector clients, (iii) diverse heavy construction services for the highway, airport, water resource, railway and commercial building industries, and (iv) mine planning, engineering and contract mining services for diverse customers. In providing such services, the Corporation enters into three basic types of contracts: fixed-price or lump-sum contracts providing for a single price for the total amount of work to be performed and unit-price contracts providing for a fixed price for each unit of work performed, under each of which both risk and anticipated income are the highest; and cost-type contracts providing for reimbursement of costs plus a fee under which risk is minimal and anticipated income is earned through the fee. Engineering, construction management and environmental and hazardous substance remediation contracts are typically awarded on a cost-plus-fee basis.

    The Corporation also participates in construction joint ventures, often as sponsor and manager of projects, which are formed for the sole purpose of bidding, negotiating and completing specific projects. In addition, the Corporation participates in the following mining ventures: Westmoreland Resources, Inc., a coal mining company in Montana, and MIBRAG mbH, a company that operates lignite coal mines, process and power plants in Germany. See Note
6. "Ventures" of Notes to Consolidated Financial Statements in Part II of this Annual Report on Form 10-K ("Notes to Consolidated Financial Statements").

    The Corporation was originally formed in Delaware on April 28, 1993 under the name Kasler Holding Company to become the parent company of WCG Holdings, Inc. ("WCG") and Kasler Corporation ("Kasler"), companies active in the infrastructure, contract mining, environmental remediation, commercial construction and construction materials markets. In May 1996, the name of the Corporation was changed from Kasler Holding Company to Washington Construction Group, Inc.

     The Corporation's executive offices are located at Morrison Knudsen Plaza, Boise, Idaho 83729, and its telephone number is (208) 386-5000.

ACQUISITION OF OLD MK
(IN THOUSANDS OF DOLLARS EXCEPT PER SHARE DATA)

On September 11, 1996, the Corporation acquired the net assets and the engineering and construction operations of Morrison Knudsen Corporation, a Delaware corporation ("Old MK"), in a transaction structured as a merger of Old MK with and into the Corporation and changed its name to Morrison Knudsen Corporation. The acquisition of Old MK was an integral part of the reorganization of Old MK pursuant to a plan of reorganization (the "Plan") filed by Old MK in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"), which Plan was confirmed by the Bankruptcy Court on August 26, 1996, and became effective concurrently with the Merger on September 11, 1996 (the "Effective Date").

    On the Effective Date, substantially all of Old MK's senior debt obligations were discharged and all of Old MK's outstanding common stock was canceled. In exchange thereof, the following distributions, among others, were made pursuant to the Plan to or for the benefit of certain creditors and for stockholders of Old MK: (i) $47,930 in cash (including $13,300 of cash of the Corporation); (ii) 24,161,421 newly issued shares of the Corporation's common stock; (iii) 1,800,000 newly issued shares of preferred stock of the Corporation entitling the holders thereof to receive up to $18,000 (subject to adjustment) of certain tax refunds when received by the Corporation as successor to Old MK; and (iv) warrants exercisable during a term of six and one-half years to purchase from the Corporation an aggregate of 2,765,000 shares of the Corporation's common stock at an exercise price of $12.00 per share (subject to adjustment).

PROJECT RISKS

The Corporation's engineering and construction operations are exposed to significant risks and uncertainties in the performance of fixed-price or unit price contracts over extended periods of time. Inherent in fixed-price or unit price contracts is the risk of loss, resulting from uncertainties inherent in the estimation of contract completion costs, changed conditions during construction, contract modifications by customers, failure of subcontractors and joint-venture partners to perform and unforseen events and conditions. Although the Corporation constantly seeks to minimize and spread the risks over a large number of contracts, a combination of unusual circumstances could result in losses on a particular contract or contracts, and the Corporation may experience significant changes in operating results on a quarterly or annual basis.

    Because of the size and complexity of major infrastructure projects, a relatively small number of projects may provide a significant percentage of the Corporation's revenues in a given year. The loss of one or more major contracts or a financial loss incurred by the Corporation with respect to its performance under one or more major contracts could have a material adverse effect on the Corporation's financial position, results of operations and cash flows.

ENVIRONMENTAL MATTERS

The Corporation's environmental and hazardous substance remediation and contract mining services involve risks of liability under federal, state and local environmental laws and regulations, including the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"). The Corporation performs environmental remediation at Superfund sites as a response action contractor for the United States Environmental Protection Agency (the "EPA") and, in such capacity, is exempt from liability under any federal law, including CERCLA, unless its conduct was negligent; moreover, the Corporation may be entitled to indemnification from the United States against liability arising out of negligent performance of work in such capacity. While the Corporation believes that it is in material compliance with environmental laws and regulations, a determination that the Corporation is liable under environmental laws and regulations for the cost of environmental remediation could have a material adverse effect on the financial position, results of operations and cash flows of the Corporation. Amendments to, or more stringent implementation of, current environmental laws and regulations also could have such adverse effects.

    From July 1985 to June 1989, a subsidiary of the Corporation performed certain contract mining services at the Summitville mine near Del Norte, Colorado. The EPA has notified the Corporation and approximately 20 other parties that each is a potentially responsible party ("PRP") with regard to hazardous substances generated or disposed of at the Summitville Mine Superfund Site (the "Site"). The EPA has not commenced any litigation or other proceedings against the Corporation. The Corporation has had only preliminary discussions with the EPA, but has been informally advised that the EPA does not consider the Corporation eligible for a de minimis settlement (the basis for settlement by several PRPs considered to have contributed less than 3% volume and toxicity of the hazardous substances at the Site). See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- "Environmental Matters," Note 13. "Contingencies and Commitments -- Summitville Environmental Matters" and "Other Environmental Matters" of Notes to Consolidated Financial Statements.

RAW MATERIALS

Raw materials and components necessary for the rendering of construction, environmental and hazardous substance remediation and contract mining services are generally available from numerous sources. The Corporation does not foresee any unavailability of raw materials and components which would have a material adverse effect on its business in the near term.

FOREIGN OPERATIONS
(IN THOUSANDS OF DOLLARS)

The Corporation operates outside the United States through foreign and domestic subsidiaries and with foreign venture partners. Foreign operations are subject to uncertain political and economic environments, evolving legal and environmental regulatory climates, potential incompatibility between venture partners, foreign currency controls and fluctuations, civil disturbances and labor strikes, as well as other uncertainties.

    The Corporation recorded revenue from foreign operations of $69,170 in 1996. See Note 12. "Geographic and Customer Information" of Notes to Consolidated Financial Statements.

BACKLOG
(IN THOUSANDS OF DOLLARS)

Backlog consists of uncompleted portions of engineering and construction contracts including the Corporation's proportionate share of construction joint-venture contracts and its share of revenues from mining service contracts and ventures for the next five years. Backlog of all uncompleted contracts at November 30, 1996 totaled $3,519,700, including the backlog of $3,162,300 obtained in the acquisition of Old MK, compared with backlog of $286,300 at November 30, 1995. Approximately $1,681,400 or 48% of the backlog at November 30, 1996 was comprised of U.S. government contracts which are subject to termination by the government; $1,178,800 of such contracts has not been funded. Terminations for convenience of the government generally provide for recovery of contract costs and related earnings. Approximately $1,408,000 or 40% of 1996 year-end backlog is expected to be recognized as revenue in 1997. There can be no assurance that contract cancellations or modifications will not reduce the backlog and future revenues.

GOVERNMENT CONTRACTS

Government contracts are a significant part of the Corporation's business. The Corporation has a number of cost reimbursement contracts with various agencies of the U.S. government, the allowable costs of which are subject to audit by the U.S. government. As a result of such audits, U.S. government auditors assert from time to time that certain costs claimed as reimbursable under government contracts either were not allowable costs or were not allocable in accordance with federal government regulations. The resolution of these audits may result in various sanctions, including repayments of amounts previously paid by the U.S. government to the Corporation. Some audits have resulted in cost disallowances and claims for reimbursement by the government. See "Backlog" above for the relative significance of U.S. government contracts included in year-end 1996 backlog. See Note 13. "Contingencies and Commitments -- Contract Related Matters" of Notes to Consolidated Financial Statements.

COMPETITION

Engineering and construction is a highly competitive business, particularly for contracts obtained by competitive bidding. The Corporation competes based primarily on price, reputation and reliability with other general and specialty contractors, both foreign and domestic. Some of the Corporation's competitors may have substantially greater financial and other resources than the Corporation. Success or failure in the engineering and construction industry is, in large measure, based upon the ability to compete successfully for contracts and to provide the engineering, planning, procurement, management and project financing skills required to complete them in a timely and cost-efficient manner.

EMPLOYEES

The Corporation's total worldwide employment varies widely with the volume, type and scope of operations under way at any given time and other factors.

    At November 30, 1996, the Corporation employed a total of approximately 8,200 employees -- including 6,200 project direct-hire craft employees and 2,000 covered by collective bargaining agreements.

ITEM 2.  PROPERTIES
(IN THOUSANDS OF DOLLARS)

At November 30, 1996, the Corporation owned more than 3,595 units of heavy and light mobile construction, environmental remediation and contract mining equipment.

    The Corporation does not own significant real property. The two principal administrative office facilities in Boise, Idaho, and Cleveland, Ohio, of approximately 143,800 square feet and 246,700 square feet, respectively, are leased under long-term, noncancelable leases expiring in 2004 and 2010, respectively. The Corporation's long-term rental obligations for the Boise and Cleveland facilities under these noncancelable leases approximate $5,900 annually for each of the next five years.

    Annual rental payments on real estate and equipment leased by the Corporation during the year ended November 30, 1996 aggregated $11,780. See Note
13. "Contingencies and Commitments -- Long-Term Leases" of Notes to Consolidated Financial Statements.

    Construction, environmental remediation and mining equipment and leased administrative and engineering facilities are considered by the Corporation to be well maintained and suitable for current operations.

ITEM 3.  LEGAL PROCEEDINGS
(IN THOUSANDS OF DOLLARS)

LITIGATION: Former shareholders (the plaintiffs) of TMS, Inc. ("TMS"), which was acquired by Old MK in December 1992, filed an action on December 22, 1995 alleging they were induced to enter into an agreement to exchange TMS shares for common stock of Old MK (the defendant) and also enter into noncompete agreements by the defendants' allegedly false statements. Plaintiffs seek compensatory damages of $7,500, treble damages, punitive damages of $5,000, pre and postjudgment interest and attorneys' fees. The Corporation's motion to dismiss the action is pending before the court. The Corporation believes that it has insurance coverage for all or a substantial part of any damages that may be awarded in this matter. Although the ultimate outcome of this matter cannot be predicted with certainty, management believes that the outcome will not have a material adverse effect on the Corporation's financial position, results of operations and cash flows.

SECURITIES AND EXCHANGE COMMISSION INVESTIGATIONS: The Corporation, as successor to Old MK (Commission File No. 1-8889), is subject to a formal investigation by the Pacific Regional Office of the SEC regarding the management and operations of Old MK, primarily its former Transit business, prior to September 12, 1996. The Corporation continues to provide documents in response to discovery requests and otherwise cooperate with the Commission's staff in connection with this investigation.

    On October 4, 1996, the Central Regional Offices of the SEC notified the Corporation that its staff inquiry in the matter of Denver International Airport revenue bonds, in which Old MK had been named as a respondent, had been terminated, without any enforcement action.

OTHER: There are other claims, lawsuits, disputes with third parties, investigations and administrative proceedings against the Corporation and its subsidiaries relating to matters in the ordinary course of its business activities that are not expected to have a material adverse effect on the Corporation's financial position, results of operations and cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Information is set forth under Item 4 "Submission of Matters to a Vote of Security Holders" in the Corporation's Quarterly Report on Form 10-Q for the quarter ended August 31, 1996 which is incorporated herein by this reference.

                                       PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

MARKET INFORMATION: The Corporation's voting common stock is traded on the New York Stock Exchange under the symbol "MK." At the close of business on February 5, 1997, the Corporation had 53,836,291 shares of common stock issued and outstanding.

    The New York Stock Exchange composite high and low sales prices of the Corporation's common stock traded on the New York Stock Exchange for each quarterly period within the two most recent fiscal years are set forth under the caption "Quarterly Financial Data" in Part II of this Annual Report on Form 10-K.

HOLDERS: The number of record holders of the Corporation's voting common stock at February 5, 1997 was approximately 1,575 and does not include beneficial owners of the Corporation's common stock held in the name of nominees.

DIVIDENDS: The Corporation has not paid a cash dividend since the first quarter of fiscal 1994 and does not anticipate payment of dividends in the near term. The Corporation is not restricted from paying dividends if an event of default does not exist under the facility. See Note 8. "Credit Arrangements" of Notes to Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA
(IN THOUSANDS EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------


OPERATIONS SUMMARY                         1996(a)       1995           1994            1993(b)        1992
----------------------------------------------------------------------------------------------------------------
Revenue                                  $659,100      $228,537       $258,739        $210,184       $133,555
Gross profit                               33,344        24,113         19,849          20,121         28,704
Operating income (loss)                    (8,594)        7,926          1,724           9,702         20,771
Net income (loss)                          (4,780)        8,165            657           6,937         13,271
Income (loss) per common share               (.14)          .28            .02             .39           1.28
Shares used to compute income (loss) per
  common share                             34,821        29,478         29,435          17,815         10,400
----------------------------------------------------------------------------------------------------------------
FINANCIAL POSITION SUMMARY
----------------------------------------------------------------------------------------------------------------
Current assets                           $459,249     $  85,721       $111,184        $118,340       $ 52,253
Total assets                              839,637       185,301        182,618         185,761         76,011
Current liabilities                       400,604        42,188         47,005          52,538         20,896
Stockholders' equity                      312,004       128,951        119,956         120,390         53,425
Stockholders' equity per common share        5.80          4.37           4.08            4.09           5.14
Dividends declared per share                  --            --             .05             .05            .99
----------------------------------------------------------------------------------------------------------------

(a) On September 11, 1996, the Corporation acquired Old MK in a transaction accounted for as a purchase. The Corporation's results of operations include Old MK's results for only the period September 12 to November 30, 1996. See Item 1. Business -- "General" in Part I of this Annual Report on Form 10-K and Note 2. "Business Combination" of Notes to Consolidated Financial Statements.

(b) On July 12, 1993, the Corporation became the parent company of WCG Holdings, Inc. ("WCG") and Kasler Corporation ("Kasler") in a transaction accounted for as a purchase by WCG of Kasler. See Item 1. Business -- "General" in Part I of this Annual Report on Form 10-K.

CERTAIN RECLASSIFICATIONS HAVE BEEN MADE TO CONFORM TO THE 1996 PRESENTATION.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Corporation's financial condition as of November 30, 1996 and results of operations for the quarter and year then ended were significantly impacted by the acquisition of Old MK on September 11, 1996 and are not comparable to the Corporation's financial position, results of operations and cash flows for prior periods.

RESULTS OF OPERATIONS

1996 COMPARED TO 1995

THE CONSOLIDATED RESULTS OF OPERATIONS FOR THE QUARTER AND YEAR ENDED NOVEMBER 30, 1996 INCLUDE THE RESULTS OF OLD MK FOR ONLY THE PERIOD SEPTEMBER 12 TO NOVEMBER 30, 1996.

--------------------------------------------------------------------------------
                                         QUARTER ENDED         YEAR ENDED
                                          NOVEMBER 30,        NOVEMBER 30,
--------------------------------------------------------------------------------
(IN MILLIONS)                            1996      1995      1996      1995
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Revenue                                  $416.7     $68.3    $659.1    $228.5
Gross profit                               19.0       7.2      33.3      24.1
General and administrative expenses        (8.4)     (4.0)    (22.6)    (15.8)
Impairment loss on long-lived assets         --        --     (18.2)      --
Goodwill amortization                       (.8)      (.1)     (1.2)      (.4)
Investment income                           1.5       1.0       3.7       4.1
Interest expense                            (.4)      (.1)     (1.0)      (.2)
Other income, net                            .6        .1        .6        .4
--------------------------------------------------------------------------------

REVENUE AND GROSS PROFIT: Revenue and gross profit for the fourth quarter and year ended November 30, 1996 increased significantly, principally due to the acquisition of Old MK. Gross profit, as a percent of revenue, was 5.1% for 1996 and 10.6% for 1995. Before the acquisition of Old MK, the Corporation was engaged almost exclusively in fixed-price work. After the acquisition of Old MK, the Corporation derived approximately 37% of its revenue from fee-type/cost plus engineering, construction management and environmental response services which typically involve less risk and therefor receive lower margins than fixed-price work.

     At November 30, 1996, backlog of $3,519.7 million was comprised of $2,034.5 million (58%) revenue from fee-type contracts and $1,485.2 million (42%) revenue from fixed-price contracts and share of revenue from mining ventures. At November 30, 1995, backlog of $286.3 million included $282.6 million revenue from fixed-price contracts and $3.7 million revenue from fee-type contracts. Contract cancellations and modifications may reduce backlog and future revenues.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses for the fourth quarter and year ended November 30, 1996 increased $4.4 million and $6.8 million, respectively, compared to the comparable periods of 1995, due principally to the acquisition of Old MK. In addition, the Corporation recorded $1.5 million of expenses in the first quarter of 1996 for termination and other costs related to the reorganization and consolidation of certain corporate functions from Montana to California and $.9 million of expenses in the fourth quarter of 1996 related to nonrecurring executive severance pay. As a result of the acquisition of Old MK, the Corporation has expanded its engineering, construction, mining and environmental response services both domestically and internationally. The Corporation has retained the administrative support functions of Old MK, and has relocated the corporate headquarters to Boise, Idaho.

IMPAIRMENT OF LONG-LIVED ASSETS: In the third quarter of 1996, the Corporation adopted Statement of Financial Accounting Standards No. 121 ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF ("SFAS No. 121"). As of August 31, 1996, the Corporation recognized aggregate impairment losses of $18.2 million on certain real property held for sale or use and operating assets of a non-core subsidiary held for sale. See Note 3. "Change in Accounting Principle" of Notes to Consolidated Financial Statements.

COST IN EXCESS OF NET ASSETS ACQUIRED ("GOODWILL"): Goodwill amortization for the quarter and year ended November 30, 1996 increased to $.8 million and $1.2 million, respectively, from $.1 million and $.4 million in the comparable periods of 1995, respectively, reflecting the $125.1 million goodwill recorded in connection with the acquisition of Old MK, which is being amortized under the straight-line method over 40 years. Goodwill amortization for 1997 is estimated to be $3.5 million. However, resolution of certain preacquisition contingencies may result in adjustments to the amount of goodwill originally recorded and affect the related amortization.

OTHER INCOME AND EXPENSE: For the year ended November 30, 1996, investment income decreased to $3.7 million from $4.1 million in 1995 due to reduced interest-bearing cash and equivalents and notes receivable. For the fourth quarter of 1996, investment income of $1.5 million increased $.5 million from the prior year's fourth quarter due to the interest-bearing cash and equivalents obtained in the acquisition of Old MK. Interest expense for the year ended November 30, 1996 increased to $1.0 million from $.2 million in 1995, reflecting the cessation of interest capitalization upon completion of construction in progress in 1995 and an increase in costs and fees associated with the Corporation's revolving credit facilities in 1996. Other income for the quarter and year ended November 30, 1996 includes $.6 million of gain on adjustment of insurance premiums paid in prior periods.

INCOME TAXES: The income tax benefit of $.5 million for 1996 reflects estimated recoverable federal income taxes net of foreign and state income tax expense. The income tax expense of $4.0 million for 1995 is net of a $1.0 million benefit arising from a change in prior year estimate.

1995 COMPARED TO 1994

REVENUE: Revenue decreased $30.2 million in 1995 from $258.7 million to $228.5 million. In 1994, revenue of $26.0 million was recognized on an emergency earthquake contract. Revenue in 1995 decreased due to heavy rain and snow storms which delayed work in California and in certain western mountain regions. Revenue from mining service contracts increased by $9.5 million in 1995, while environmental and other contract revenue in 1995 decreased $14.8 million compared to 1994.

    In 1995, the Corporation commenced operations at its aggregate mining operation in Las Vegas. The Corporation's operations in construction materials and commercial construction together comprised 12% of 1995's revenue and constitute 6% of the Corporation's November 30, 1995 contract backlog.

    Contract mining increased as a source of revenue for the Corporation in 1995, comprising 16% of revenue. Mining contracts comprised 15% of the Corporation's November 30, 1995 contract backlog. In 1995, the Corporation's environmental remediation revenue decreased to 5% of total revenue and comprised 1% of backlog at November 30, 1995.

GROSS PROFIT: Gross profit increased $4.3 million from $19.8 million in 1994 to $24.1 million in 1995. As a percentage of revenue, the gross profit margin improved to 10.6% compared to a margin of 7.7% in 1994. The improved margin allowed gross profit to increase despite a reduction in revenue of $30.2 million. Contributing to the improved operating margin in 1995 was a decrease in contract loss provisions resulting from cost overruns. Gross profit was also positively affected by the recognition of profits from work completed in prior periods as a result of changes in estimates and settlements of claims.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses decreased by $1.9 million from $17.7 million in 1994 to $15.8 million in 1995, due principally to a decrease of $1.4 million in charges relating to management changes and of $.3 million in higher profit-sharing expense. As a percentage of revenue, general and administrative expenses were 6.9% in 1995 compared with 6.8% in 1994.

OTHER INCOME AND EXPENSES: Investment income increased by $1.1 million to $4.1 million in 1995 compared to $3.0 million in 1994, reflecting increased interest-bearing notes receivable, interest-bearing securities and higher interest rates on the Corporation's cash and equivalents.

    Interest expense increased by $.1 million in 1995 primarily reflecting amortization of costs and fees on the Corporation's line of credit.

    Other expenses decreased by $4.1 million in 1995 as compared to 1994, when a $3.9 million loss was recognized on the Corporation's investment in a real estate development partnership. The Corporation acquired its partner's interest and did not incur losses on the real estate development in 1995.

PROVISION FOR INCOME TAXES: The provision for income taxes increased $3.6 million in 1995, primarily as a result of increased earnings.

FINANCIAL CONDITION

The Corporation has three principal sources of near-term liquidity: (i) existing cash and equivalents; (ii) cash generated by its operations, and (iii) the revolving loan borrowings under its credit facility. Management believes the Corporation's liquidity and capital resources should be sufficient to meet its reasonably foreseeable working capital, capital expenditure and other anticipated cash requirements.

    Cash flow from operations and net cash obtained in connection with the acquisition of Old MK provided the principal source of the Corporation's liquidity in 1996, increasing cash and equivalents at November 30, 1996 to $48.3 million, an $18.3 million increase over the prior year-end balance. Working capital was $58.6 million at the end of 1996 compared to $43.5 million at the end of 1995.

    On October 31, 1996, the Corporation obtained a five-year, $200.0 million revolving loan and letter of credit facility from the Bank of Montreal. Under the credit facility, outstanding revolving loan borrowings are limited to $125.0 million. At November 30, 1996, the Corporation had no outstanding borrowings under the facility and was in compliance with its covenants, the most restrictive of which is fixed charge coverage. The Corporation is not restricted from paying dividends if an event of default does not exist under the facility.

    The Corporation anticipates capital expenditures for major construction equipment of approximately $26.0 million during 1997 to meet equipment requirements of its expanded backlog.

    The Corporation may pursue opportunities to complement existing operations through business combinations and participation in ventures, which may require additional financing and utilization of the Corporation's capital resources.

    Depending upon conditions in the capital markets and other factors, the Corporation may from time to time consider the possible issuance of long-term debt or other securities or other capital markets transactions.

ENVIRONMENTAL CONTINGENCY

From July 1985 to June 1989, a subsidiary of the Corporation performed certain contract mining services at the Summitville mine near Del Norte, Colorado. The United States Environmental Protection Agency ("EPA") has notified the Corporation and approximately 20 other parties that each is a potentially responsible party ("PRP") with regard to hazardous substances generated or disposed of at the Summitville Mine Superfund Site. The EPA has not commenced any litigation or other proceedings against the Corporation. The Corporation has had only preliminary discussions with the EPA but has been informally advised that the EPA does not consider the Corporation eligible for a de minimis settlement (the basis for settlement by several PRPs considered to have contributed less than 3% volume and toxicity of the hazardous substances at the
Site).

    According to a report published in August 1996, the EPA estimated that the total remediation costs incurred and to be incurred at the Site will be $120 million. The Corporation is not a party to any agreement regarding an allocation of responsibility, and the EPA has not made an allocation of responsibility among the PRPs. The Corporation's share, if any, of the aggregate environmental liability associated with the Site is not presently determinable and depends upon, among other things, the manner in which liability may be allocated to or among the Corporation or other PRPs associated with the Site, the efficacy of any defenses that the Corporation or such other PRPs may have to any assertion of liability, the willingness and ability of such other PRPs to discharge such liability as may be allocated to them and the outcome of any negotiations or settlement discussions between the Corporation and the EPA and/or such other PRPs. Accordingly, no remediation costs have been accrued at November 30, 1996.

    Management believes that the ultimate resolution of this matter could have a material adverse effect on the Corporation's financial position and could materially and adversely effect its results of operations and cash flows in one or more periods.

QUARTERLY FINANCIAL DATA
(IN THOUSANDS EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------
Selected quarterly financial data for the two years ended November 30, 1996 are presented below. Income (loss) per share is computed separately for each quarterly and annual period presented.
--------------------------------------------------------------------------------
1996 QUARTERS ENDED        FEBRUARY 28    MAY 31    AUGUST 31    NOVEMBER 30
--------------------------------------------------------------------------------
Revenue                      $62,006      $82,693    $97,750     $416,651
Gross profit                   3,462        5,796      5,052       19,034
Net income (loss)               (788)       1,614    (11,222)       5,616
Income (loss) per share         (.03)         .06       (.38)         .11
--------------------------------------------------------------------------------
Market price
  High                       $  8.13       $11.00     $10.88       $10.00
  Low                           5.38         7.88       8.13         8.38
--------------------------------------------------------------------------------

FIRST QUARTER: Includes $1,500 in pre-tax expenses related to the reorganization and consolidation of corporate functions.

THIRD QUARTER: Includes $18,200 of pre-tax impairment loss on long-lived assets.

FOURTH QUARTER: Includes the operating results of Old MK for the period September 12 to November 30, 1996.

--------------------------------------------------------------------------------
1995 QUARTERS ENDED         FEBRUARY 28    MAY 31    AUGUST 31    NOVEMBER 30
--------------------------------------------------------------------------------
Revenue                      $36,785      $51,604    $71,873      $68,275
Gross profit                   3,974        5,718      7,186        7,235
Net income                       662        1,572      3,011        2,920
Income per share                 .02          .06        .10          .10
--------------------------------------------------------------------------------
Market price
  High                         $6.13        $6.75      $6.38        $6.25
  Low                           3.88         5.00       5.13         5.38
--------------------------------------------------------------------------------

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            INDEX TO FINANCIAL STATEMENTS

MORRISON KNUDSEN CORPORATION AND SUBSIDIARIES
    Consolidated Financial Statements as of November 30, 1996 and 1995, and for each of the three years in the period ended November 30, 1996

                                                                  PAGE(S)
    Report of Independent Accountants                               II-8
    Report of Independent Public Accountants                        II-9
    Consolidated Statements of Operations                          II-10
    Consolidated Balance Sheets                                 II-11, II-12
    Consolidated Statements of Cash Flows                          II-13
    Consolidated Statements of Stockholders' Equity                II-14
    Notes to Consolidated Financial Statements                II-15 to II-29

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors
Morrison Knudsen Corporation

We have audited the accompanying consolidated balance sheet of Morrison Knudsen Corporation and subsidiaries (the "Corporation") as of November 30, 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended and the financial statement schedule listed in the Table of Contents at Item 14. These financial statements and the financial statement schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Morrison Knudsen Corporation and subsidiaries at November 30, 1996, and their consolidated results of operations and cash flows for the year then ended in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

As discussed in Note 3 to the consolidated financial statements, the Corporation changed its method of accounting for impairment of long-lived assets in 1996 to conform with Statement of Financial Accounting Standards No. 121.

As discussed in Note 13 to the consolidated financial statements, the Corporation has been named as a potentially responsible party at the Summitville Mine Superfund Site. The Corporation's share, if any, of the ultimate environmental liability at the site is not presently determinable and, accordingly, no remediation costs have been accrued in the accompanying financial statements.


/s/ Coopers & Lybrand L.L.P

COOPERS & LYBRAND L.L.P.
Boise, Idaho
February 24, 1997

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and the Board of Directors of Kasler Holding Company

We have audited the accompanying consolidated balance sheet of Kasler Holding Company and subsidiaries (the "Company") as of November 30, 1995, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the years in the two-year period ended November 30, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform our audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kasler Holding Company and subsidiaries as of November 30, 1995, and the results of their operations and their cash flows for each of the years in the two-year period ended November 30, 1995, in conformity with generally accepted accounting principles.


/s/ KPMG Peat Marwick LLP

KPMG Peat Marwick LLP
Los Angeles, California
January 12, 1996

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------
YEAR ENDED NOVEMBER 30,                   1996         1995           1994
--------------------------------------------------------------------------------
Revenue                                 $ 659,100    $ 228,537      $ 258,739
Cost of revenue                          (625,756)    (204,424)      (238,890)
--------------------------------------------------------------------------------
Gross profit                               33,344       24,113         19,849
General and administrative expenses       (22,574)     (15,767)       (17,705)
Impairment loss on long-lived assets      (18,200)         --             --
Goodwill amortization                      (1,164)        (420)          (420)
--------------------------------------------------------------------------------
Operating income (loss)                    (8,594)       7,926          1,724
Investment income                           3,679        4,061          3,039
Interest expense                             (993)        (189)           (86)
Other income (expense), net                   634          389         (3,667)
--------------------------------------------------------------------------------
Income (loss) before income taxes          (5,274)      12,187          1,010
Income tax (expense) benefit                  494       (4,022)          (353)
--------------------------------------------------------------------------------
Net income (loss)                      $   (4,780)   $   8,165      $     657
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Income (loss) per share                $     (.14)   $     .28      $     .02
--------------------------------------------------------------------------------
Common shares used to compute
  income (loss) per share                  34,821       29,478         29,435
--------------------------------------------------------------------------------
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------
NOVEMBER 30,                                             1996           1995
--------------------------------------------------------------------------------
ASSETS
--------------------------------------------------------------------------------


CURRENT ASSETS
Cash and cash equivalents                             $ 48,310       $ 30,035
Accounts receivable, including retentions
  of $28,348 and $14,513                               222,341         41,327
Unbilled receivables                                   101,564          5,033
Refundable income taxes                                 10,806            --
Current portion of notes receivable                      3,000          3,576
Investments in and advances to construction
  joint ventures                                        24,538          1,846
Deferred income taxes                                   31,291            514
Other                                                   17,399          3,390
--------------------------------------------------------------------------------
Total current assets                                   459,249         85,721
--------------------------------------------------------------------------------


INVESTMENTS AND OTHER ASSETS
Securities available for sale, at fair value            30,494            --
Investments in mining ventures                          56,210            --
Land held for sale or lease                                --           8,266
Assets held for sale                                    18,853            --
Cost in excess of net assets acquired,
  net of accumulated amortization of $2,177
  and $1,013                                           140,677         15,777
Long-term notes receivable, net of current portion       5,087          7,935
Deferred income taxes                                   31,555            --
Other                                                   12,178            886
--------------------------------------------------------------------------------
Total investments and other assets                     295,054         32,864
--------------------------------------------------------------------------------


PROPERTY AND EQUIPMENT, AT COST
Construction equipment                                 179,483         99,608
Land and improvements                                    7,110         28,374
Buildings and improvements                              25,062          1,941
Equipment and fixtures                                  30,388            576
--------------------------------------------------------------------------------
Total property and equipment                           242,043        130,499
LESS ACCUMULATED DEPRECIATION                         (156,709)       (63,783)
--------------------------------------------------------------------------------
Property and equipment, net                             85,334         66,716
--------------------------------------------------------------------------------
Total assets                                          $839,637       $185,301
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

--------------------------------------------------------------------------------
NOVEMBER 30,                                            1996           1995
--------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
CURRENT LIABILITIES
Accounts payable                                     $  68,926        $10,195
Subcontracts payable, including retentions
  of $27,006 and $9,778                                 75,036         16,658
Billings in excess of cost and estimated earnings
  on uncompleted contracts                              49,626          4,789
Advances from customers                                 11,280            --
Estimated costs to complete long-term contracts        100,832            --
Accrued salaries, wages and benefits                    49,136          8,718
Income taxes payable                                     8,255            501
Other accrued liabilities                               37,513          1,327
--------------------------------------------------------------------------------
Total current liabilities                              400,604         42,188
--------------------------------------------------------------------------------
NON-CURRENT LIABILITIES
Postretirement benefit obligation                       53,433            --
Accrued workers' compensation                           26,061            --
Pension and deferred compensation liabilities           20,563            --
Environmental remediation obligations                    8,972            --
Long-term debt                                             --           5,042
Deferred income taxes                                      --           9,120
--------------------------------------------------------------------------------
Total non-current liabilities                          109,029         14,162
--------------------------------------------------------------------------------

CONTINGENCIES AND COMMITMENTS  (Note 13)

--------------------------------------------------------------------------------

REDEEMABLE PREFERRED STOCK, issued 1,800 shares
  of Series A                                           18,000            --

--------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred stock, authorized 10,000 shares, issued
 and outstanding 1,800 redeemable shares of Series A
Common stock, par value $.01, authorized 100,000
  shares, issue and outstanding 53,809 and 29,484
  shares                                                   538            295
Capital in excess of par value                         242,669         62,134
Stock purchase warrants                                  6,564            --
Retained earnings                                       61,827         66,607
Unearned compensation - restricted stock                   (19)           (85)
Cumulative translation adjustments                        (154)           --
Net unrealized gain on securities available for sale       579            --
--------------------------------------------------------------------------------
Total stockholders' equity                             312,004        128,951
--------------------------------------------------------------------------------
Total liabilities and stockholders' equity            $839,637       $185,301
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)




---------------------------------------------------------------------------------------------------------------------
YEAR ENDED NOVEMBER 30,                                                        1996          1995             1994
---------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                                           $ (4,780)      $  8,165        $   657
Adjustments to reconcile net income (loss) to cash provided
  by operating activities:
  Provision for impairment of long-lived assets                               18,200            --             --
  Depreciation of property and equipment                                      11,773          8,477          8,793
  Amortization of goodwill                                                     1,164            420            420
  Loss on real estate development partnership                                    --             --           3,882
  Provision for losses on uncompleted contracts, net                           8,860            --             --
  Deferred income taxes                                                          703            --             --
  Equity in net income of mining ventures less dividends received             (2,636)           --             --
  Accrued workers' compensation                                                1,966            --             --
  Gain on sale of assets                                                        (694)        (1,236)        (1,235)
  Other investments and assets                                                (2,860)           204            340
  Changes in other assets and liabilities, net of effects of business combination:
     Receivables and unbilled receivables                                     (3,541)           454          1,297
     Investment in and advances to construction joint ventures                (9,522)        (1,876)         1,941
     Other assets                                                                (43)          (349)           178
     Accounts payable, accrued salaries, other accrued liabilities,
       subcontracts payable and customer advances                             (6,925)          (259)        (8,147)
     Billings in excess of costs and estimated earnings                        4,599         (4,143)        (1,276)
     Income taxes                                                             (3,052)         1,291         (1,138)
---------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                     13,212         11,148          5,712
---------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Property and equipment acquisitions                                          (26,172)       (22,255)       (14,783)
Property and equipment disposals                                              11,013          2,625          2,446
Purchase of securities available for sale                                     (1,096)           --             --
Cash acquired in business combination                                         52,640            --             --
Collection of notes receivable                                                 7,595            --             --
Other investing activities                                                     1,257            (37)          (884)
---------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by investing activities                              45,237        (19,667)       (13,221)
---------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Borrowing under credit agreement                                              30,000            --             --
Repayments under credit agreement                                            (63,839)           --             --
Long-term borrowings                                                             --             --           6,000
Payments of long-term borrowings                                              (5,042)        (7,562)           (98)
Other                                                                         (1,293)            (4)        (1,495)
---------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities                             (40,174)        (7,566)         4,407
---------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                              18,275        (16,085)        (3,102)
Cash and cash equivalents at beginning of period                              30,035         46,120         49,222
---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                   $48,310        $30,035        $46,120
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------


                                                                  CAPITAL IN       STOCK                       UNEARNED
                                                     COMMON       EXCESS OF       PURCHASE      RETAINED     COMPENSATION -
                                                      STOCK       PAR VALUE       WARRANTS      EARNINGS    RESTRICTED STOCK  OTHER
------------------------------------------------------------------------------------------------------------------------------------

DECEMBER 1, 1993                                       $294        $61,781                       $59,261          $(946)
Net income                                                                                           657
Dividend ($.05 per share)                                                                         (1,476)
Restricted stock activity, net                                        (132)                                         517
------------------------------------------------------------------------------------------------------------------------------------
NOVEMBER 30, 1994                                       294         61,649                        58,442           (429)
Net income                                                                                         8,165
Shares issued under stock award plan                      1            485                                          344
------------------------------------------------------------------------------------------------------------------------------------
NOVEMBER 30, 1995                                       295         62,134                        66,607            (85)
Net loss                                                                                          (4,780)
Shares issued under stock award plan                      1            413                                           66
Shares and warrants issued for
  business combination                                  242        180,122         $6,564
Foreign currency translation adjustments                                                                                     $(154)
Net unrealized gain on securities available
  for sale                                                                                                                     579
------------------------------------------------------------------------------------------------------------------------------------
NOVEMBER 30, 1996                                     $538       $242,669          $6,564        $61,827          $  (19)    $ 425
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

MORRISON KNUDSEN CORPORATION
(FORMERLY WASHINGTON CONSTRUCTION GROUP, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS OF DOLLARS EXCEPT SHARE DATA)

1.  SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION: The consolidated balance sheet includes the accounts of the Corporation and all of its majority-owned subsidiaries, including the accounts of Morrison Knudsen Corporation and its engineering and construction subsidiaries ("Old MK") acquired on September 11, 1996. Investments in 20%- to 50%-owned companies and all joint ventures are accounted for by the equity method. The Corporation's proportionate share of construction joint venture and mining venture revenue, cost of revenue and gross profit (loss) is included in the consolidated statements of operations. Intercompany accounts and transactions have been eliminated.

REVENUE RECOGNITION: Revenue on fixed-price construction contracts, including those of construction joint ventures, is recognized on the percentage-of-completion method, generally based on the proportion of costs incurred to total estimated contract costs. Engineering and construction management contract revenue is recognized on the accrual method. For certain long-term contracts, principally those involving environmental and hazardous substance remediation, revenue is recognized based on units of production or time and material costs incurred. Recognition of earnings on certain long-term construction contracts is deferred until progress reaches a level of completion sufficient to estimate reasonably the probable outcome.

    Revisions of estimates of contract revenue and completion costs are reflected in the accounting period when known. Such estimates may change in the near term, and the effects may be material. Anticipated losses on uncompleted contracts are recognized when determinable. Claims for additional revenue are generally not recognized until settled.

    The Corporation has a substantial history of making reasonably dependable estimates of the extent of progress towards completion, contract revenue and contract completion costs on its long-term construction contracts. However, due to uncertainties inherent in the estimation process, it is at least reasonably possible that actual completion costs may vary from estimates in the near term.

USE OF ESTIMATES: The preparation of the Corporation's consolidated financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet date and the reported amounts of revenue and costs during the reporting periods. Actual results could differ in the near term from those estimates.

UNBILLED RECEIVABLES: Unbilled receivables at November 30, 1996 arise from the use of the percentage-of-completion method of accounting, cost reimbursement-type contracts and routine lags in billing. Substantially all the unbilled receivables at November 30, 1996 are expected to be billed and collected within one year.

CLASSIFICATION OF CURRENT ASSETS AND LIABILITIES: The Corporation includes in current assets and liabilities amounts realizable and payable under engineering and construction contracts that extend beyond one year. Accounts receivable at November 30, 1996 include approximately $5,900 of contract retentions which are not expected to be collected within one year. Accounts receivable at November 30, 1996 include $9,519 of short-term marketable securities jointly held with customers as contract retentions, the market value of which approximated the carrying amounts. The Corporation recognizes interest income from marketable securities as earned. Advances from customers are non-interest bearing.

CASH EQUIVALENTS: Cash equivalents consist of liquid securities with original maturities of three months or less.

FINANCIAL INSTRUMENTS: Financial instruments which potentially subject the Corporation to concentrations of credit risk consist of cash and equivalents, accounts receivable, unbilled receivables and securities available for sale. Concentrations of credit risk with respect to accounts receivable and unbilled receivables are believed to be limited due to the number and character of the obligers with respect thereto and the Corporation's credit evaluation process. Historically, the Corporation has not required collateral for such obligations.

COST IN EXCESS OF NET ASSETS ACQUIRED: Cost in excess of net assets acquired in business combinations ("goodwill") is amortized under the straight-line method over 40 years. The Corporation recognizes an impairment loss on the unamortized cost whenever events or changes in circumstances indicate such cost is not recoverable.

DEPRECIATION AND AMORTIZATION OF PROPERTY AND EQUIPMENT: Depreciation of construction equipment is provided under straight-line and accelerated methods, after an allowance for estimated salvage value, over estimated lives of five to ten years. Depreciation of buildings is provided under the straight-line method over 10 years, and improvements are amortized over the shorter of the asset life or lease term. Depreciation of equipment, principally systems, is provided under the straight-line method generally over three years. Upon disposition, cost and related accumulated depreciation of property and equipment are removed from the accounts and gain or loss is reflected in operations.

FOREIGN CURRENCY TRANSLATION: The functional currency for foreign operations is generally the local currency. Translation of assets and liabilities to U.S. dollars is based on exchange rates at the balance sheet date. Translation of revenue and expenses to U.S. dollars is based on a weighted average exchange rate during the period. Translation gains or losses, net of income tax effects are reported as a component of stockholders' equity.

ENVIRONMENTAL LIABILITIES: Accruals for estimated costs of response actions for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. On a quarterly basis, the Corporation reviews estimates of costs of response actions at various sites, including sites in respect of which government agencies have designated the Corporation as a potentially responsible party. Accrued liabilities may be discounted and are exclusive of claims for recovery, if any.

INCOME TAXES: Deferred income tax assets and liabilities are recognized for the effects of temporary differences between the carrying amounts and the income tax basis of assets and liabilities using enacted tax rates. A valuation allowance is established when it is more likely than not that net deferred tax assets will not be realized.

INCOME (LOSS) PER SHARE: Income (loss) per share is based on the weighted average number of outstanding common and equivalent shares outstanding during the applicable period. Income (loss) per share is computed separately for each quarterly and annual period presented.

PREACQUISITION CONTINGENCIES: The Corporation allocated the purchase price of Old MK to the assets acquired and liabilities assumed, including preacquisition contingencies, on the basis of estimated fair values at September 11, 1996. The effects of resolution of preacquisition contingencies within one year of the acquisition date will be included in the allocation of the purchase price as an adjustment to the amount of goodwill recorded as of September 11, 1996. The effects of resolution of preacquisition contingencies after one year of the acquisition date will be recognized in the determination of net income. Preacquisition contingencies in connection with the acquisition of Old MK on September 11, 1996 include long-term contract obligations, claims for additional revenue, performance guarantees, letters of credit, environmental liabilities, results of government audits and legal proceedings.

RECLASSIFICATIONS: Certain reclassifications have been made in prior period financial statements to conform to the 1996 presentation.

2.  BUSINESS COMBINATION

On September 11, 1996, the Corporation (which was then known as Washington Construction Group, Inc., and which had formerly been known as Kasler Holding Company) acquired the net assets and the engineering and construction operations of Old MK for $221,736, and changed its name to Morrison Knudsen Corporation.

    The purchase price consisted of (i) $13,300 of cash, (ii) 24,161,421 newly issued shares of common stock of the Corporation valued at $180,364 in the aggregate, or $7.465 per share, (iii) 1,800,000 newly issued shares of preferred stock valued at $18,000, (iv) warrants to purchase 2,952,848 shares of the Corporation's common stock at $12.00 per share exercisable after September 11, 1996 valued at $6,564, and (v) $3,508 of acquisition costs. The acquisition of Old MK was structured as a merger of Old MK with and into the Corporation and was accounted for using the purchase method of accounting. The purchase price was allocated to the assets acquired and liabilities assumed based on estimated fair values at September 11, 1996. Such estimates of fair values are subject to change based on resolution of preacquisition contingencies. The consolidated results of operations for the quarter and year ended November 30, 1996 include the results of Old MK for only the period September 12 to November 30, 1996. The cost in excess of the net assets acquired of $125,065 is being amortized under the straight-line method over 40 years.

--------------------------------------------------------------------------------
PURCHASE PRICE ALLOCATION                               NOVEMBER 30, 1996
--------------------------------------------------------------------------------
Net working capital                                        $   38,226
Investments and other assets                                  136,778
Cost in excess of net assets acquired                         125,065
Property and equipment                                         28,730
Non-current liabilities                                      (107,063)
--------------------------------------------------------------------------------
Purchase price                                               $221,736
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    The following unaudited pro forma information presents the consolidated results of operations as if the acquisition of Old MK had occurred on December 1, 1994 and after giving effect to certain adjustments including amortization of goodwill, depreciation expense, reduction in investment income and related tax effects. The unaudited pro forma results of operations include Old MK's results of operations for the eleven months ended November 30, 1996 and the year ended December 31, 1995. The pro forma results of operations do not purport to be indicative of operating results that would have been reported had the acquisition of Old MK occurred on December 1, 1994 or of future operating results.

--------------------------------------------------------------------------------
PRO FORMA RESULTS OF OPERATIONS                            (UNAUDITED)
PERIOD ENDED NOVEMBER 30,                              1996           1995
--------------------------------------------------------------------------------
Revenue                                             $1,657,371     $1,780,685
Income from continuing operations                       16,447          2,491
Income per common share                                    .31            .05
--------------------------------------------------------------------------------

3.  CHANGE IN ACCOUNTING PRINCIPLE

In the third quarter of 1996, the Corporation adopted Statement of Financial Accounting Standards No. 121 ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF which requires that long-lived assets and certain identifiable intangible assets (i) be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and (ii) if impaired, be reported at the lower of the carrying amount or fair value thereof, if applicable, less the estimated costs of disposal. As of August 31, 1996, the Corporation recognized aggregate impairment losses of $18,200 on certain real property held for sale or use and operating assets of a non-core subsidiary held for sale.

4.  STATEMENT OF FINANCIAL ACCOUNTING STANDARDS

The Financial Accounting Standards Board Statement No. 123 ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS No. 123") became effective December 1, 1996. SFAS No. 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, SFAS No. 123 also allows continued use of the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion 25 ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25"). The Corporation has elected to continue accounting for stock-based compensation in accordance with APB 25, and to make pro forma disclosures of net income and income per share for periods beginning after November 30, 1996 as if the fair value based method of accounting had been applied. SFAS No. 123 will not have a material effect on the Corporation's financial position or results of operations.

5.  SECURITIES AVAILABLE FOR SALE

Securities available for sale are reported at fair value and consisted primarily of debt securities at November 30, 1996. Gross unrealized gains and losses were $693 and $114, respectively, at November 30, 1996. Unrealized gains and losses, net of income tax effects, are reported as a component of stockholders' equity.

--------------------------------------------------------------------------------
                                                        November 30, 1996
Maturities of securities                              Fair value       Cost
--------------------------------------------------------------------------------
1997                                                  $  6,881       $  5,869
1998 - 2002                                             19,445         20,059
2003 - 2007                                              4,168          3,987
--------------------------------------------------------------------------------
Totals                                                 $30,494        $29,915
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


    Securities available for sale are held in a captive insurance subsidiary which insures workers' compensation risks of the Corporation. Securities available for sale having a fair value of $16,106 at November 30, 1996 are pledged as collateral for the Corporation's guarantees of third party letters of credit.

6.  VENTURES

CONSTRUCTION JOINT VENTURES: The Corporation participates in joint ventures, generally as sponsor and manager of the projects, which are formed to bid, negotiate and complete specific projects. The size, scope and duration of joint-venture projects vary among periods.

--------------------------------------------------------------------------------
COMBINED FINANCIAL POSITION OF CONSTRUCTION JOINT VENTURES
NOVEMBER 30,                                          1996           1995
--------------------------------------------------------------------------------
Current assets                                      $ 247,869       $ 13,341
Property and equipment, net                             5,684            --
Current liabilities                                  (216,763)        (9,905)
--------------------------------------------------------------------------------
Net assets                                          $  36,790       $  3,436
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
COMBINED RESULTS OF OPERATIONS OF CONSTRUCTION JOINT VENTURES
YEAR ENDED NOVEMBER 30,                     1996         1995           1994
--------------------------------------------------------------------------------
Revenue                                 $ 246,636     $ 12,729       $ 21,621
Cost of revenue                          (229,836)     (11,580)       (20,193)
--------------------------------------------------------------------------------
Gross profit                            $  16,800     $  1,149       $  1,428
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
CORPORATION'S SHARE OF RESULTS OF OPERATIONS OF CONSTRUCTION JOINT VENTURES
YEAR ENDED NOVEMBER 30,                    1996          1995           1994
--------------------------------------------------------------------------------
Revenue                                 $ 103,709      $ 5,327        $ 9,058
Cost of revenue                           (95,953)      (4,886)        (8,266)
--------------------------------------------------------------------------------
Gross profit                            $   7,756      $   441        $   792
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    Combined financial position and results of operations of joint ventures for 1996 reflect ownership interests in and operating results of joint ventures acquired as a result of the acquisition of Old MK for the period September 12 to November 30, 1996.

MINING VENTURES: At November 30, 1996, the Corporation had ownership interests in two mining ventures, MIBRAG mbH (33%) and Westmoreland Resources, Inc. ("Westmoreland Resources") (20%). On September 30, 1996, the Corporation sold 4% of its 24% ownership interest in Westmoreland Resources to Westmoreland Coal Company ("Westmoreland Coal") and reduced its ownership interest to 20%. The Corporation provides contract mining services to these ventures.

--------------------------------------------------------------------------------
COMBINED FINANCIAL POSITION OF MINING VENTURES
NOVEMBER 30,                                                          1996
--------------------------------------------------------------------------------
Current assets                                                     $ 352,586
Non-current assets                                                   114,835
Property and equipment, net                                          509,919
Current liabilities                                                 (128,435)
Long-term debt                                                      (259,084)
Other non-current liabilities                                       (411,432)
--------------------------------------------------------------------------------
Net assets                                                         $ 178,389
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
COMBINED RESULTS OF OPERATIONS OF MINING VENTURES
YEAR ENDED NOVEMBER 30,                                               1996
--------------------------------------------------------------------------------
Revenue                                                            $ 102,701
Cost of revenue                                                      (92,071)
--------------------------------------------------------------------------------
Gross profit                                                       $  10,630
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
CORPORATION'S SHARE OF RESULTS OF OPERATIONS OF MINING VENTURES
YEAR ENDED NOVEMBER 30,                                               1996
--------------------------------------------------------------------------------
Revenue                                                             $ 32,786
Cost of revenue                                                      (29,385)
--------------------------------------------------------------------------------
Gross profit                                                        $  3,401
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    On December 23, 1996, Westmoreland Coal and four subsidiaries, including Westmoreland Resources, filed for protection under Chapter 11 of the United States Bankruptcy Code. At November 30, 1996, the carrying amount of the Corporation's ownership interest in Westmoreland Resources was $5,186. The Corporation cannot presently predict with any certainty to what extent, if any, the ownership interest in Westmoreland Resources will ultimately be impaired, but any loss is not expected to have a material adverse effect on the Corporation's financial position, results of operations and cash flows.

7.  ASSETS HELD FOR SALE

At November 30, 1996, assets held for sale are stated at the lower of cost or fair value less cost of disposal and are comprised of (i) substantially all of the operating assets of a non-core subsidiary with a carrying amount of $10,783,
(ii) land with a carrying amount of $2,826, and (iii) a 29.5% stock ownership interest in a foreign bank with a carrying amount of $5,244. The Corporation has offered these assets for sale because they are not a part of its core business, but is unable to predict disposal dates. In 1996, the Corporation recognized aggregate impairment losses of $12,100 on assets held for sale and $6,100 on assets held for use. Included in the Corporation's 1996 results of operations were revenue and net loss from the non-core subsidiary of $5,400 and $(1,700), respectively, excluding the estimated impairment loss of $6,500.

8.  CREDIT ARRANGEMENTS


On October 31, 1996, the Corporation obtained from the Bank of Montreal a five-year, $200,000 revolving loan and letter of credit facility (the "facility"). Revolving loan borrowings under the facility are limited to $125,000. At October 31, 1997, and annually thereafter, the facility may, upon approval, be extended by an additional year. The Corporation paid a $1,100 underwriting fee to the bank and is required to pay commitment and letters of credit fees.

    Substantially all of the assets of the Corporation and certain of its material domestic subsidiaries are pledged as collateral until such time as the Corporation obtains an investment grade credit rating. The facility covenants require the maintenance of financial ratios, the most restrictive of which is fixed charge coverage and minimum levels of net worth and place limitations on, among other things, additional indebtedness, investments and loans guarantees. At November 30, 1996, the Corporation had no outstanding borrowings under the facility and was in compliance with its covenants. The Corporation is not restricted from paying dividends if an event of default does not exist.

    The facility provides for loans bearing interest, payable quarterly, at the applicable LIBOR rate or the base rate, as defined, plus an additional margin. The additional margin ranges from 3/4% to 1 1/8% for the LIBOR rate and zero to 1/4% for the base rate, based on the ratio of earnings before interest, taxes, depreciation and amortization to the Corporation's funded debt.

9.  TAXES ON INCOME

The components of the U.S. federal, state and foreign income tax expense (benefit) were as follows:

--------------------------------------------------------------------------------
YEAR ENDED NOVEMBER 30,                     1996          1995         1994
--------------------------------------------------------------------------------
Currently payable
  U.S. federal                            $    (10)      $2,217      $ 1,418
  State                                        108          723          369
  Foreign                                    1,019          --           --
--------------------------------------------------------------------------------
Current                                      1,117        2,940        1,787
--------------------------------------------------------------------------------
Deferred
  U.S. federal                              (1,459)         844       (1,096)
  State                                       (361)         238         (338)
  Foreign                                      209          --           --
--------------------------------------------------------------------------------
Deferred                                    (1,611)       1,082       (1,434)
--------------------------------------------------------------------------------
Income tax expense (benefit)              $   (494)      $4,022      $   353
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
DEFERRED TAX ASSETS AND LIABILITIES
NOVEMBER 30, 1996                           ASSETS   LIABILITIES       TOTAL
--------------------------------------------------------------------------------
Employee benefit plans                    $ 35,087     $    --     $  35,087
Estimated loss accruals                     66,948          --        66,948
Revenue recognition                          5,659          --         5,659
Alternative minimum tax                     13,902          --        13,902
Joint ventures                               4,293          --         4,293
Depreciation                                   --        (6,587)      (6,587)
Basis difference in affiliates                 --       (11,016)     (11,016)
Self-insurance accruals                     22,963          --        22,963
Loss carryforwards acquired in the
   business combination                     83,336          --        83,336
Valuation allowance                       (126,878)         --      (126,878)
Other, net                                     --       (24,861)     (24,861)
--------------------------------------------------------------------------------
Total deferred tax assets (liabilities)   $105,310     $(42,464)   $  62,846
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
DEFERRED TAX ASSETS AND LIABILITIES
NOVEMBER 30, 1995                           ASSETS   LIABILITIES       TOTAL
--------------------------------------------------------------------------------
Estimated loss accruals                     $2,281     $    --       $ 2,281
Joint ventures                                 --          (635)        (635)
Depreciation                                   --        (6,494)      (6,494)
Purchase accounting adjustments                --        (2,861)      (2,861)
Other, net                                     --          (897)        (897)
--------------------------------------------------------------------------------
Total deferred tax assets (liabilities)     $2,281     $(10,887)     $(8,606)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     At November 30, 1996, the Corporation had consolidated regular tax net operating loss carryforwards for federal, state and foreign tax purposes of approximately $211,669, $138,922 and $1,201, respectively, which expire in the years 2000 through 2012. In addition, the Corporation had alternative minimum tax credits of $13,902 at November 30, 1996 which carry forward indefinitely. The ability of the Corporation to use the net operating loss carryforwards and tax credits prior to expiration is limited. The $126,878 valuation allowance reduces these net operating loss carryforwards and other deferred tax assets to a level which management believes will, more likely than not, be realized based on estimated future taxable income. Acquired tax assets that are not recognized at September 11, 1996 but which are recognized in subsequent periods by a reduction in the valuation allowance established at September 11, 1996, will result in an adjustment to the amount of goodwill originally recorded and affect the related amortization. The valuation allowance is subject to change based on the occurrence of future events, and any such change could be material. As of November 30, 1996, U.S. federal income tax returns for the years 1987 through 1993 were in the process of examination. Management believes that adequate provision has been made for probable tax assessments. Years prior to 1987 are closed to examination.

     Income tax expense (benefit) differed from income taxes at the U.S. federal statutory tax rate of 35% as follows:

--------------------------------------------------------------------------------
YEAR ENDED NOVEMBER 30,                       1996         1995         1994
--------------------------------------------------------------------------------
Tax expense (benefit) at 35% U.S. federal
   statutory rate                          $(1,846)      $4,266         $344
State income tax, net of federal benefit      (165)         624           20
Foreign income tax, net of federal benefit     799          --           --
Nondeductible expenses (nontaxable
   income), net                                447       (1,024)         323
Other                                          271          156         (334)
--------------------------------------------------------------------------------
Income tax expense (benefit)              $   (494)      $4,022         $353
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     Nondeductible expenses (nontaxable income), net was comprised principally of goodwill amortization, tax exempt interest income, meals and entertainment expense and a change in estimate benefit in 1995.

     Income (loss) before income taxes was comprised of a domestic source loss of $(11,786) and foreign source income of $6,512 in 1996 and domestic source income in 1995 and 1994.

10.  BENEFIT PLANS

PENSION PLAN: The Corporation succeeded Old MK as sponsor of a defined benefit pension plan under which benefits have been frozen and no further benefits have been accrued since 1991. Management expects to terminate sponsorship of the plan and effect a settlement of the plan's accumulated benefit obligation through lump-sum cash payments and the purchase of nonparticipating annuities. Accordingly, the accumulated benefit obligation at November 30, 1996 reflects the Corporation's estimate of the ultimate termination benefits to be settled with the cash proceeds from liquidation of the plan's assets and additional contributions by the Corporation, if required. Pending such settlement, the plan continues to hold assets, pay benefits and, if required, receive additional employer contributions.

--------------------------------------------------------------------------------
FUNDED STATUS OF THE PLAN                                      NOVEMBER 30, 1996
--------------------------------------------------------------------------------
Accumulated vested termination benefit obligation                   $(57,492)
Plan assets at fair value                                             54,266
--------------------------------------------------------------------------------
Accumulated vested termination benefit obligation
   in excess of plan assets                                           (3,226)
Unrecognized net gain                                                 (1,635)
--------------------------------------------------------------------------------
Accrued pension benefit obligation                                 $  (4,861)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     At November 30, 1996, approximately 53% of plan assets were invested in equity securities, 40% in fixed-income (corporate and U.S. government) securities and 7% in cash equivalents. The discount rate used in determining the actuarial present value of the accumulated vested termination benefit obligation was 7% for anticipated annuity settlements and 6.75% for anticipated lump-sum payments. The expected rate of return on plan assets was 8.0%.

MULTIEMPLOYER PENSION PLANS: The Corporation participates in and makes contributions to numerous construction-industry multiemployer pension plans. Generally, the plans provide defined benefits to substantially all employees covered by collective bargaining agreements. The Corporation's cost of the plans was $4,972 in 1996, $2,460 in 1995 and $2,851 in 1994. Under the Employee
Retirement Income Security Act, a contributor to a multiemployer plan is liable, upon termination or withdrawal from a plan, for its proportionate share a plan's unfunded vested liability. Based on the most recent information available from the United States Department of Labor, the Corporation has estimated that its share of the plans' unfunded vested liabilities upon termination or withdrawal would be approximately $7,000. The Corporation currently has no intention of withdrawing from any of the multiemployer pension plans in which it participates.

ACCRUED PENSION LIABILITIES: The Corporation has assumed the pension liabilities to former employees and former non-employee directors of Old MK as follows:

--------------------------------------------------------------------------------
STATUS OF THE UNFUNDED PENSION PLANS                           NOVEMBER 30, 1996
--------------------------------------------------------------------------------
Accumulated vested benefit obligation,
   discounted at 7.25%                                              $(14,612)
Unrecognized net loss                                                    703
--------------------------------------------------------------------------------
Accrued pension liabilities                                         $(13,909)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     The interest expense on the unfunded accumulated vested benefit obligation for the period September 12 to November 30, 1996 was $207.

POSTRETIREMENT HEALTH CARE PLAN: The Corporation succeeded Old MK as sponsor of an unfunded plan to provide certain health care benefits for employees of Old MK who retired before July 1, 1993 including their surviving spouses and dependent children. Employees who retired after July 1, 1993 are not eligible for postretirement health care benefits. Prior to November 30, 1996, the Corporation changed its postretirement health care plan to increase retirees' required cash contributions, effective January 1, 1997, and the effect of such change was reflected in the accumulated postretirement benefit obligation ("APBO") at November 30, 1996. The plan was amended in past years, and the Corporation reserves the right to amend or terminate the postretirement health care benefits currently provided under the plan and may increase retirees' cash contributions at any time. The interest expense on the unfunded APBO for the period September 12 to November 30, 1996 was $803.

--------------------------------------------------------------------------------
ACCRUED POSTRETIREMENT BENEFIT OBLIGATION                      NOVEMBER 30, 1996
--------------------------------------------------------------------------------
Accumulated benefit obligation                                      $(50,265)
Unrecognized prior service credit                                     (4,976)
Unrecognized actuarial net loss                                        1,808
--------------------------------------------------------------------------------
Accrued postretirement benefit obligation                           $(53,433)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     The unrecognized prior service credit of $4,976 will be amortized to periodic health care expense over the 13-year average future expected lifetime of retirees and their surviving spouses beginning in fiscal 1997.

     The APBO was determined using the projected unit credit method and an assumed discount rate of 7.25%. In addition, an annual rate increase of 9.5% in the per capita cost of health care benefits was assumed, gradually declining to 5.25% in the year 2006 and continuing thereafter at that rate over the projected payout period of the benefits. The health care cost trend rate assumption has a significant effect on the APBO. For example, a 1% increase in the health care cost trend rate would increase the APBO at November 30, 1996 by approximately $4,970, increase the 1996 postretirement health care expense by approximately $80 and increase estimated 1997 postretirement health care expense of $3,140 by approximately $360.

OTHER RETIREMENT PLANS: The Corporation also sponsors a number of defined contribution retirement plans. Participation in these plans is available to substantially all salaried employees and to certain groups of hourly employees. The Corporation's cash contributions to these plans are based on either a percentage of employee contributions or on a specified amount per hour based on the provisions of each plan. The cost of these plans was $3,192 in 1996, $630 in 1995 and $923 in 1994.

11.  TRANSACTIONS WITH AFFILIATES

The Corporation purchased goods and services from affiliates of a principal stockholder and Chairman of the Board of Directors of the Corporation as follows:


--------------------------------------------------------------------------------
YEAR ENDED NOVEMBER 30,                       1996         1995         1994
--------------------------------------------------------------------------------
Capital expenditures - equipment             $1,063       $1,545     $  1,933
Cost of revenue                                 318        5,901        8,006
General and administrative expense            1,688        2,446        2,461
--------------------------------------------------------------------------------

     The Corporation performed construction services, rented equipment and realized gains on sales of equipment to affiliates of a principal stockholder and Chairman of the Board of Directors of the Corporation as follows:


--------------------------------------------------------------------------------
YEAR ENDED NOVEMBER 30,                       1996         1995         1994
--------------------------------------------------------------------------------
Construction services                        $4,696         $848       $7,316
Equipment rental                                346          194          190
Gain on sales of equipment, net                 466          586          537
--------------------------------------------------------------------------------

     In 1996 and 1995, the Corporation participated in a construction joint venture with an entity controlled by a principal stockholder and Chairman of the Board of Directors of the Corporation and recognized revenue of $2,103 and earnings of $393 in 1996 and revenue of $1,800 and earnings of $382 in 1995. The Corporation's investment in the joint venture was $1,080 at November 30, 1996 and $582 at November 30, 1995.

     The Corporation paid $650 in fees and expenses in 1996 to affiliates of a principal stockholder and Chairman of the Board of Directors of the Corporation for financial and advisory services in connection with the acquisition of Old MK.

     The Corporation paid premiums of $11,508 and $3,901 to a brokerage firm owned by a member of the Board of Directors of the Corporation and to insurance and bonding companies for insurance and surety bonds arranged through the brokerage firm in 1996 and 1995, respectively. The brokerage firm received approximately $875 and $430 in commissions for services provided in 1996 and 1995, respectively. In January 1997, the Corporation and the brokerage firm concluded an agreement for insurance brokerage services covering the period August 1, 1996 through December 31, 1997, pursuant to which the brokerage firm receives an annual fee of $1,280 which includes commissions earned on insurance. Of the $875 in commissions set forth above, $424 is covered by such agreement.

     In 1996, the Corporation paid $992 in fees and expenses and issued stock purchase warrants to purchase 110,500 shares of the Corporation's common stock with a fair value of $543 at September 12, 1996, to a financial advisory firm affiliated with a member of the Board of Directors of the Corporation for financial and advisory services in connection with the acquisition of Old MK.

12.  GEOGRAPHIC AND CUSTOMER INFORMATION

The Corporation operates in the engineering and construction industry in the following geographic areas:


--------------------------------------------------------------------------------
GEOGRAPHIC DATA                                                  NOVEMBER 30,
YEAR ENDED                                                            1996
--------------------------------------------------------------------------------
Revenue
  United States                                                     $589,930
  International                                                       69,170
--------------------------------------------------------------------------------
Total revenue                                                       $659,100
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Operating income (loss)
  United States                                                     $(11,787)
  International                                                        3,193
--------------------------------------------------------------------------------
Operating loss                                                      $ (8,594)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Identifiable assets
  United States                                                     $405,123
  International                                                      154,083
Corporate assets                                                     280,431
--------------------------------------------------------------------------------
Total assets                                                        $839,637
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Corporate assets include cash and equivalents, refundable income taxes, deferred tax assets, securities available for sale, assets held for sale and cost in excess of net assets acquired. Revenue from international operations and identifiable assets of international operations in 1996 were in numerous geographic areas without significant concentration, and in 1995 and 1994 were less than 10% of consolidated revenue and assets, respectively.

     Ten percent or more of the Corporation's revenues for the three years in the period ended November 30, 1996 were derived from contracts and subcontracts with the following customers:


--------------------------------------------------------------------------------
YEAR ENDED NOVEMBER 30,                       1996         1995         1994
--------------------------------------------------------------------------------
California Department of Transportation    $147,598     $109,033     $117,144
United States Department of Energy           69,614        2,226       13,646
Other U.S. government agencies               36,439       20,537       42,400
--------------------------------------------------------------------------------

13.  CONTINGENCIES AND COMMITMENTS

SUMMITVILLE ENVIRONMENTAL MATTERS: From July 1985 to June 1989, a subsidiary of the Corporation performed certain contract mining services at the Summitville mine near Del Norte, Colorado. The United States Environmental Protection Agency (the "EPA") has notified the Corporation and approximately 20 other parties that each is a potentially responsible party ("PRP") with regard to hazardous substances generated or disposed of at the Summitville Mine Superfund Site (the "Site"). The EPA has not commenced any litigation or other proceedings against the Corporation. The Corporation has had only preliminary discussions with the EPA but has been informally advised that the EPA does not consider the Corporation eligible for a de minimis settlement (the basis for settlement by several PRPs considered to have contributed less than 3% volume and toxicity of the hazardous substances at the Site).

     According to a report published in August 1996, the EPA estimated that the total remediation costs incurred and to be incurred at the Site will be $120,000. The Corporation is not a party to any agreement regarding an allocation of responsibility, and the EPA has not made an allocation of responsibility among the PRPs. The Corporation's share, if any, of the aggregate environmental liability associated with the Site is not presently determinable and depends upon, among other things, the manner in which liability may be allocated to or among the Corporation or other PRPs associated with the Site, the efficacy of any defenses that the Corporation or such other PRPs may have to any assertion of liability, the willingness and ability of such other PRPs to discharge such liability as may be allocated to them and the outcome of any negotiations or settlement discussions between the Corporation and the EPA and/or such other PRPs. Accordingly, no remediation costs have been accrued at November 30, 1996.

     Management believes that the ultimate resolution of this matter could have a material adverse effect on the Corporation's financial position and could materially and adversely effect its results of operations and cash flows in one or more periods.

OTHER ENVIRONMENTAL MATTERS: The Corporation assumed a liability of Old MK of $4,000 for the estimated costs of monitoring and treatment of ground water contamination at or adjacent to rail facilities in Boise, Idaho, previously owned by Old MK. In December 1996, the current owner and operator of the facilities qualified for a post closure permit and assumption of related monitoring and treatment obligations for such facilities. The Corporation has not adjusted the accrued liability pending fulfillment of the obligation by the current owner. The cost, and the Corporation's share thereof, if any, of remediation of the contamination at the facilities cannot be estimated at this time and, accordingly, no liability has been accrued.

     The Corporation has been identified as a PRP and is contingently liable for remediation liabilities in connection with Old MK's former Transit business. The Corporation agreed to indemnify the buyer of the Transit business for remediation costs and assumed an estimated undiscounted liability of $3,000. It is possible that the ultimate cost, which cannot be determined at this time, could exceed the Corporation's recorded liability by a material amount.

     The Corporation has assumed an undiscounted liability of Old MK which at November 30, 1996 was $1,972 for environmental cleanup activities at four other sites. The Corporation estimates that such costs could range from $1,550 to $3,300 in the aggregate.

CONTRACT RELATED MATTERS: In 1995, Old MK entered into a fixed-price contract with the Texas Natural Resource Conservation Commission ("TNRCC") for construction of a solvent-extraction facility and remediation of contaminated soil at a Superfund site in Texas. The facility is required to meet certain specified performance criteria. If the facility does not meet the performance criteria, the contract may be terminated and TNRCC may recover up to $13,619 of advances through a letter of credit issued at the request of the Corporation. Management believes it is probable that the required performance can be achieved. Accordingly, no provision for loss has been recognized at November 30, 1996.

     In connection with a 1989 sale of Old MK's ownership interest of a shipbuilding subsidiary, the Corporation assumed a guarantee of port facility bonds of $21,000 through 2002. The former subsidiary has collateralized the bonds with certain assets and has established a sinking fund of $2,030 for the bonds. The Corporation does not anticipate a loss as a result of this guarantee.

     The Corporation is contingently liable under a residual value guarantee at the termination of a long-term locomotive lease agreement in 2005 between a third-party equipment lessor and one of Old MK's customers relating to the sale by Old MK of 25 remanufactured locomotives to the equipment lessor. The estimated range of the contingent liability is from $1,500 at November 30, 1996 increasing over the lease term to $11,300 in 2005. The Corporation does not anticipate a loss as a result of this guarantee.

     The Corporation has a number of cost reimbursable contracts with the U.S. government, the allowable costs of which are subject to adjustments upon audit by various agencies of the U.S. government. Audits of the Corporation's allocation of periodic costs of self-insurance programs and general and administrative expenses for years ended 1987 through 1995 are in progress. Proposed claims and cost disallowances aggregate approximately $27,000. The Corporation believes that the government's claims and disallowances are overstated and has accrued a liability at November 30, 1996 of approximately $18,000. It is possible that the ultimate cost, which cannot be determined at this time, could exceed the Corporation's recorded liability.

LETTERS OF CREDIT: In the normal course of business, the Corporation causes letters of credit to be issued in connection with contract performance obligations which are not reflected in the balance sheet. The Corporation is obligated to reimburse the issuer of such letters of credit for any payments made thereunder. At November 30, 1996, $33,669 in face amount of such letters of credit were outstanding, including a $13,619 letter of credit issued in connection with the contract performance obligation to TNRCC discussed above. The Corporation has pledged securities available for sale as collateral for its reimbursement obligations in respect of $16,106 in face amount of certain letters of credit.

EMPLOYMENT AGREEMENTS AND SEVERANCE PAY PLANS: The Corporation has employment agreements with several key employees which generally provide for salary continuation and certain benefits in the event of termination of employment without cause (as defined) following a change of control in the Corporation (as defined). If all employees subject to such agreements at November 30, 1996 were to be terminated under circumstances giving rise to such salary continuation and benefits, the Corporation's aggregate liability would be approximately $4,300. As a result of the acquisition of Old MK, several employees were terminated, resulting in cash payments of $1,400 and an accrued liability of $519 at November 30, 1996.

     In addition, the Corporation is committed to pay enhanced severance benefits to certain covered employees who are involuntarily terminated prior to December 31, 1997. If all covered employees were to be terminated, the Corporation's aggregate liability would be approximately $6,800.

LONG-TERM LEASES: Total rental payments for real estate and equipment under lease charged to operations in 1996, 1995 and 1994 were $11,780, $4,514 and $5,451, respectively. Future minimum rental payments under operating leases, some of which contain renewal or escalation clauses, with remaining noncancelable terms in excess of one year at November 30, 1996 were as follows:


--------------------------------------------------------------------------------
                                          REAL ESTATE    EQUIPMENT      TOTAL
--------------------------------------------------------------------------------
YEAR ENDING NOVEMBER 30, 1997              $  9,516       $2,583      $12,099
                         1998                 8,205        1,492        9,697
                         1999                 7,483          938        8,421
                         2000                 7,992          482        8,474
                         2001                 6,040           80        6,120
                         2002 and after      48,768           67       48,835
--------------------------------------------------------------------------------
Totals                                      $88,004       $5,642      $93,646
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     Administrative and engineering facilities in Boise, Idaho, and Cleveland, Ohio, are leased under long-term, non-cancelable leases expiring in 2004 and 2010, respectively, with aggregate lease obligations of $11,800 and $66,600 for the Boise facility and Cleveland facility, respectively.

OTHER: Former shareholders (the plaintiffs) of TMS, Inc. ("TMS"), which was acquired by Old MK in December 1992, filed an action on December 22, 1995 alleging they were induced to enter into an agreement to exchange TMS shares for common stock of Old MK (the defendant) and also enter into noncompete agreements by the defendants' allegedly false statements. Plaintiffs seek compensatory damages of $7,500, treble damages, punitive damages of $5,000, pre and postjudgment interest and attorneys' fees. The Corporation's motion to dismiss the action is pending before the court. The Corporation believes that it has insurance coverage for all or a substantial part of any damages that may be awarded in this matter. Although the ultimate outcome of this matter cannot be predicted with certainty, management believes that the outcome will not have a material adverse effect on the Corporation's financial position, results of operations and cash flows.

     There are other claims, lawsuits, disputes with third parties, investigations and administrative proceedings against the Corporation and its subsidiaries relating to matters in the ordinary course of its business activities that are not expected to have a material adverse effect on the Corporation's financial position, results of operations and cash flows.

14.  SUPPLEMENTAL CASH FLOW INFORMATION


--------------------------------------------------------------------------------
YEAR ENDED NOVEMBER 30,                       1996         1995         1994
--------------------------------------------------------------------------------
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                              $   993      $   189        $  86
Income taxes paid                            1,877        3,861          753
--------------------------------------------------------------------------------
SUPPLEMENTAL NONCASH INVESTING ACTIVITIES
Land, plant and equipment classified as
  assets held for sale                     $25,709
--------------------------------------------------------------------------------
Business combination:
  Fair value of assets                    $701,188
  Liabilities assumed                     (479,452)
  Redeemable preferred stock issued        (18,000)
  Equity securities issued                (186,928)
--------------------------------------------------------------------------------
Total cash paid, including acquisition
  cost of $3,508                          $ 16,808
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

15.  REDEEMABLE PREFERRED STOCK

On September 11, 1996, the Corporation issued 1,800,000 shares of Series A preferred stock in connection with the acquisition of Old MK. Redemptions of the Series A preferred stock, not to exceed $18,000 in the aggregate, will be made from amounts, if any, received by the Corporation in respect of certain federal income tax refunds (including related interest). Such refunds are reflected in the Corporation's November 30, 1996 balance sheet. The U.S. Internal Revenue Service has informally advised the Corporation that it is in agreement with the amount of the income tax refund claims and is preparing a report in respect of such claims to the Joint Committee on Taxation of the U.S. Congress. The Corporation does not presently know the timing of submission of the such report. If the Series A preferred stock has not been redeemed and canceled through the distribution of $18,000 within five years of the issuance of the Series A preferred stock, the Corporation must redeem all shares of Series A preferred stock at a per share redemption price equal to the greater of $.01 or a pro rata portion of any undistributed amounts of such refunds. Similarly, upon the liquidation, dissolution or winding up of the affairs of the Corporation, the holders of shares of Series A preferred stock will be entitled to receive, before an amount is paid or distributed to any holders of common stock, a per share amount equal to the greater of $.01 or a pro rata share of any undistributed amounts of such refunds.

     Holders of Series A preferred stock are entitled to vote together with holders of common stock as a single class on all matters with respect to which the holders of common stock are entitled to vote. Each share of Series A preferred stock has 1/10,000 of a vote.

16.  CAPITAL STOCK, STOCK PURCHASE WARRANTS AND STOCK COMPENSATION PLAN

CAPITAL STOCK: On September 11, 1996, the Corporation's stockholders approved certain amendments to the Corporation's Certificate of Incorporation including increases in the number of total authorized shares of the Corporation's (i) common stock from 39,000,000 to 100,000,000 and (ii) preferred stock from 1,000,000 to 10,000,000. Preferred stock may be issued at any time or from time to time in one or more series with such designations, powers, preferences and rights, qualifications, limitations or restriction thereof as determined by the Board of Directors of the Corporation.

STOCK PURCHASE WARRANTS: At November 30, 1996, the Corporation had outstanding stock purchase warrants to acquire 2,952,848 shares of the Corporation's common stock at an exercise price of $12.00 per share. Warrants to purchase 2,765,000 shares expire in March 2003, and warrants to purchase 187,848 shares expire in September 2001.

STOCK COMPENSATION PLAN: The Corporation has a Stock compensation Plan for employees and non-employee directors as amended (the "1994 plan") which provides for grants by the Board of Directors in the form of nonqualified stock options or incentive stock options ("ISOs") and restricted stock awards. Additional shares of common stock available each year for grants under the 1994 plan are equal to 3% of the outstanding shares as of December 1. Grant prices per share for nonqualified stock options are determined by the Board. Grant prices per share for ISOs are at the fair market value of the Corporation's common stock at the date of grant. Stock options extend for and vest over periods of up to ten years as determined by the Board. The Board may accelerate the vesting period after award of an option. The number of shares available for grant of ISOs may not exceed 2,900,000 shares, and no individual shall be granted stock options or restricted stock awards for more than 5,000,000 shares over any three year period.

     The terms and conditions of restricted stock awards issued to key employees are determined by the Board. Upon termination of employment, shares that remain subject to restriction are forfeited. At November 30, 1996, there were 3,675 restricted shares outstanding with restriction periods ranging from January 1997 to January 1998. No restricted stock awards were made in 1996 and 1995.

     Non-employee directors may elect to forego receipt in cash of certain fees earned during any year in return for an option with a grant price equal to 80% of the fair market value of the Corporation's common stock, a term and vesting period of up to ten years as determined by the Board. Non-employee directors elected options for 50,461 and 55,386 shares in lieu of fees earned in 1996 and 1995, respectively.

--------------------------------------------------------------------------------
OPTIONS OUTSTANDING, EXERCISABLE AND AVAILABLE
  FOR GRANT UNDER THE 1994 PLAN                                 NUMBER OF SHARES
--------------------------------------------------------------------------------
Outstanding at November 30, 1994                                     641,900
Granted                                                              340,386
Canceled                                                             (41,300)
--------------------------------------------------------------------------------
Outstanding at November 30, 1995                                     940,986
Granted                                                              360,461
Canceled                                                             (26,875)
Exercised ($5.25 per share)                                         (166,667)
--------------------------------------------------------------------------------
Outstanding at November 30, 1996 ($4.625 - $10.00 per share)       1,107,905
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Exercisable at November 30, 1996 ($4.625 - $10.00 per share)         718,782
--------------------------------------------------------------------------------
Available for grant at November 30, 1996                            1,375,948(a)
--------------------------------------------------------------------------------
(a) Available for grant includes shares which may be granted as either stock options or restricted stock awards, as determined by the Board. On December 1, 1996, 1,608,090 additional shares became available for grant.

     On April 11, 1997, the Corporation's stockholders will vote upon the adoption of the 1997 Stock Option and Incentive Plan for Non-employee Directors (the "1997 plan") which is expected to provide for grants in the form of nonqualified stock options and restricted stock awards. Grant prices per share for stock options will be at fair market value at the date of grant. The number of shares available for grant as options and restricted stock awards will be 500,000 and 100,000, respectively. Grants of nonqualified stock options and restricted stock awards to the non-employee directors under the 1997 plan will not preclude grants under the 1994 plan.

17.  FINANCIAL INSTRUMENTS

The estimated fair values of financial instruments at November 30, 1996 have been determined by the Corporation, using available market information and valuation methodologies believed to be appropriate. However, judgment is necessary in interpreting market data to develop the estimates of fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Corporation could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The contract or notional amounts reflect the extent of involvement the Corporation has in particular classes of financial instruments.

     The carrying amounts and estimated fair values of financial instruments at November 30, 1996 and 1995 were as follows:


--------------------------------------------------------------------------------
NOVEMBER 30,                                    1996               1995
--------------------------------------------------------------------------------
                                         CARRYING   FAIR     CARRYING   FAIR
                                         AMOUNT    VALUE     AMOUNT    VALUE
--------------------------------------------------------------------------------
FINANCIAL ASSETS
Cash and cash equivalents              $ 48,310  $ 48,310  $ 30,035  $ 30,035
Accounts receivable, excluding
  customer retentions                   193,993   193,993    26,814    26,814
Customer retentions                      28,348    27,444    14,513    13,806
Unbilled receivables                    101,564   101,564     5,033     5,033
Notes receivable                          8,087     9,101    11,511    12,292
Securities available for sale            30,494    30,494      --        --
FINANCIAL LIABILITIES
Subcontracts payable, excluding
  retentions                             48,030    48,030     6,880     6,880
Subcontract retentions                   27,006    26,145     9,778     9,449
Advances from customers                  11,280    10,920      --        --
--------------------------------------------------------------------------------

     The fair value of cash and cash equivalents, accounts receivable excluding customer retentions, unbilled receivables and subcontracts payable excluding retentions approximate cost because of the immediate or short-term maturity of these financial instruments. The fair value of securities available for sale is based on quoted market prices of the securities at the balance sheet date. The fair value of notes receivable, customer retentions, subcontract retentions and customer advances is estimated by discounting expected cash flows at rates currently available to the Corporation for instruments with similar risks and maturities.

ITEM 9.  CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

On September 12, 1996, the Board of Directors of the Corporation, upon recommendation by the Audit Committee thereof, approved the engagement of Coopers & Lybrand L.L.P. ("C&L") to make an examination of the consolidated financial statements of the Corporation and its subsidiaries for the fiscal year ended November 30, 1996. C&L replaced KPMG Peat Marwick LLP ("KPMG") which was concurrently dismissed.

     During the period from December 1, 1993 through September 11, 1996, there were no disagreements with KPMG on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to KPMG's satisfaction, would have caused such firm to make reference to the subject matter thereof in connection with its report on the Corporation's financial statements. During the period from December 1, 1993 through September 11, 1996, the Corporation did not consult with C&L regarding the application of accounting principles to any completed or proposed transaction or the type of opinion that might be rendered on the Corporation's financial statements. KPMG's report on the Corporation's financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

                                       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by this Item is set forth under the captions "Directors" and "Executive Officers" in the Corporation's definitive proxy statement to be filed not later than March 31, 1997 and incorporated herein by this reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information called for by this Item is set forth under the caption "Report of the Compensation Committee on Executive Compensation for 1996" in the Corporation's definitive proxy statement to be filed not later than March 31, 1997, and incorporated herein by this reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by this Item is set forth under the caption "Voting Securities and Principal Holders Thereof" in the Corporation's definitive proxy statement to be filed not later than March 31, 1997, and incorporated herein by this reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this Item is set forth under the caption "Certain Relationships and Related Transactions" in the Corporation's definitive proxy statement to be filed not later than March 31, 1997, and incorporated herein by this reference.


                                        III-1

                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) DOCUMENTS FILED AS A PART OF THIS ANNUAL REPORT ON FORM 10-K.

                                                                       PAGE(S)
    1. The Consolidated Financial Statements, together with the reports thereon of Coopers & Lybrand L.L.P. dated
         February 24, 1997, and KPMG Peat Marwick LLP dated
         January 12, 1996 are included in Part II, Item 8 of this Annual Report on Form 10-K

         Report of Independent Accountants                                II-8
         Report of Independent Public Accountants                         II-9
         Consolidated Statements of Operations for each of
         the three years in the period ended November 30, 1996           II-10
         Consolidated Balance Sheets at November 30, 1996
         and 1995                                                 II-11, II-12
         Consolidated Statements of Cash Flows for each of
         the three years in the period ended November 30, 1996           II-13
         Consolidated Statements of Stockholders' Equity for
         each of the three years in the period ended
         November 30, 1996                                               II-14
         Notes to Consolidated Financial Statements             II-15 to II-29

    2.   Financial Statement Schedule as of November 30, 1996
         Part IV of this Annual Report on Form 10-K                       IV-1

         Valuation and Qualifying Accounts

         Financial statement schedules not listed above are omitted because they are not required or are not applicable, or the required information is given in the financial statements including the notes thereto. Captions and column headings have been omitted where not applicable.

    3.   Exhibits

         The exhibits to this Annual Report on Form 10-K are listed in the Exhibit Index contained elsewhere in this Annual Report.

(b) REPORTS ON FORM 8-K.

    The registrant filed a Current Report on Form 8-K dated September 11, 1996 to report the acquisition of Old MK and related events under the following items: Item 1. Changes in Control of Registrant; Item 2. Acquisition or Disposition of Assets; Item 4. Changes in Registrant's Certifying Accountant; and Item 7. Financial Statements, Pro forma Financial Information and Exhibits.

    The registrant filed a Current Report on Form 8-K dated October 1, 1996 to report (under Item 5. Other Events) the resignation of its chief financial officer and controller.

    The registrant filed a Current Report on Form 8-K dated October 4, 1996 to report (under Item 5. Other Events) that the Central Regional office of the Securities and Exchange Commission notified the Registrant that its staff inquiry of Old MK (Commission file Number 1-8889) in the matter of the Denver International Airport Revenue Bonds was terminated, and no enforcement action has been recommended by the Commission.

    The registrant filed a Current Report on Form 8-K dated October 21, 1996 to report (under Item 5. Other Events) that the registrant filed a Form 12b-25 Notification of Late Filing of its Quarterly Report on Form 10-Q for the quarter ended August 31, 1996.

                                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on February 26, 1997.

Morrison Knudsen Corporation

By  /s/  R.A. Tinstman
-----------------------------------------------------------
    R. A. Tinstman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below on February 26, 1997 by the following persons on behalf of the Corporation in the capacities indicated.


                             President and Chief Executive Officer and Director
  /s/  R.A. Tinstman                   (Principal Executive Officer)
-----------------------------

                              Executive Vice President and Chief Legal Officer
  /s/  S.G. Hanks                      (Principal Financial Officer)
-----------------------------

                                            Acting Controller
  /s/  J.E. McCallum                   (Principal Accounting Officer)
-----------------------------


  /s/  D.H. Batchelder*                          Director
-----------------------------

  /s/  L.R. Judd*                                Director
-----------------------------

  /s/  W.C. Langley*                             Director
-----------------------------

  /s/  R.S. Miller*                              Director
-----------------------------

  /s/  D. Parkinson*                             Director
-----------------------------

  /s/  T.W. Payne*                               Director
-----------------------------

  /s/  J.D. Roach*                               Director
-----------------------------

  /s/  D.R. Washington*                          Director
-----------------------------

* Stephen G. Hanks, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the above-named officers and directors of Morrison Knudsen Corporation, pursuant to powers of attorney executed on behalf of each such officer and director.

*By   /s/  S.G. Hanks
-----------------------------------------
    S.G. Hanks, Attorney-in-fact

                             MORRISON KNUDSEN CORPORATION
             SCHEDULE II.  VALUATION AND QUALIFYING AND RESERVE ACCOUNTS
                         FOR THE YEAR ENDED NOVEMBER 30, 1996
                                    (IN THOUSANDS)

 ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLES DEDUCTED IN THE BALANCE SHEET FROM
                                 ACCOUNTS RECEIVABLE

                    Balance at  Provisions                          Balance at
                     Beginning  Charged to                             End of
Year Ended            of Year   Operations   Other (1)  Deductions     Period
--------------------------------------------------------------------------------
November 30, 1996     $   --      $  (275)    $(8,210)     $  600     $(7,885)


 DEFERRED INCOME TAX ASSET VALUATION ALLOWANCE DEDUCTED IN THE BALANCE SHEET
                        FROM DEFERRED INCOME TAX ASSET

                    Balance at  Provisions                          Balance at
                     Beginning  Charged to                             End of
Year Ended            of Year   Operations   Other (1)  Deductions     Period
--------------------------------------------------------------------------------
November 30, 1996     $   --      $   --    $(126,878)     $  --    $(126,878)


                 ESTIMATED COSTS TO COMPLETE LONG-TERM CONTRACTS
                          REFLECTED IN THE BALANCE SHEET

                    Balance at  Provisions                          Balance at
                     Beginning  Charged to                             End of
Year Ended            of Year   Operations   Other (1)  Deductions     Period
--------------------------------------------------------------------------------
November 30, 1996     $(3,184)   $(23,283)   $(86,450)    $12,085    $(100,832)



------------------
(1)  Assumed in connection with the acquisition of Old MK.

                                    EXHIBIT INDEX

COPIES OF EXHIBITS WILL BE SUPPLIED UPON REQUEST. EXHIBITS WILL BE PROVIDED AT A FEE OF $.25 PER PAGE REQUESTED.

                 EXHIBITS MARKED WITH AN ASTERISK ARE FILED HEREWITH,
               THE REMAINDER OF THE EXHIBITS HAVE HERETOFORE BEEN FILED
                WITH THE COMMISSION AND ARE INCORPORATED BY REFERENCE.

EXHIBIT
NUMBER   EXHIBITS
-------  --------

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

3.1 The registrant's Restated and Amended Certificate of Incorporation, including all amendments thereto (filed as Exhibit 3.1 to the registrant's Form 10-Q Quarterly Report for quarter ended August 31, 1996 and incorporated herein by reference).

3.2 The registrant's Restated and Amended Bylaws, including all amendments thereto (filed as Exhibit 3.2 to the registrant's Form 10-Q Quarterly Report for quarter ended August 31, 1996 and incorporated herein by reference).

4.1 *    Specimen certificate for the registrant's Common Stock.

4.2 Specimen certificate for the registrant's Warrants to expire on March 11, 2003 (filed as Exhibit 4.2 to the registrant's Form 10-Q Quarterly Report for quarter ended August 31, 1996 and incorporated herein by reference).

4.3 Specimen certificate for the registrant's Series A Preferred Stock (filed as Exhibit 4.3 to the registrant's Form 10-Q Quarterly Report for quarter ended August 31, 1996 and incorporated herein by reference).

4.4 Warrant Agreement dated September 11, 1996 by and between the registrant and Norwest Bank Minnesota, N.A. (filed as Exhibit 4.4 to the registrant's Form 10-Q Quarterly Report for quarter ended August 31, 1996 and incorporated herein by reference).

4.5 Registration Rights Agreement dated September 11, 1996 by and between the registrant and the Holders of Stock to be listed on Schedule 1 thereof (filed as Exhibit 4.5 to the registrant's Form 10-Q Quarterly Report for quarter ended August 31, 1996 and incorporated herein by reference).

4.6 Warrant Agreement dated September 11, 1996 among the registrant, Batchelder & Partners, Inc. and Schroder Wertheim & Co. Incorporated, including the form of certificate attached thereto as Exhibit A for certain registrant Warrants to expire on September 11, 2001 (filed as Exhibit 4.6 to the registrant's Form 10-Q Quarterly Report for quarter ended August 31, 1996 and incorporated herein by reference).

4.7 Registration Rights Agreement dated September 11, 1996 among the registrant, Batchelder & Partners, Inc. and Schroder Wertheim & Co. Incorporated (filed as Exhibit 4.7 to the registrant's Form 10-Q Quarterly Report for quarter ended August 31, 1996 and incorporated herein by reference).

10.1 * Credit Agreement dated October 8, 1996 among the registrant, Bank of Montreal, individually and as Agent, and the Banks which are parties thereto ("Credit Agreement") (filed as Exhibit 10.2 to the registrant's Form 10-Q Quarterly Report for quarter ended August 31, 1996 and incorporated herein by reference) and Amendment No. 1 dated January 31, 1997 to the Credit Agreement (filed herewith).

10.2 * The registrant's agreement with Batchelder & Partners, Inc. dated April 1, 1996.

10.3 * General and Administrative Services Agreement dated as of August 1, 1993 between the registrant and Washington Corporations.

10.4 * Information Systems (IS) Services Agreement dated as of August 1, 1993 between the registrant and Washington Corporations.

10.5 * The registrant's Environmental Indemnification Agreement with Washington Corporations dated July 8, 1993.

10.6 * Shareholders Agreement dated December 18, 1993 among Morrison Knudsen BV, a wholly owned subsidiary of the registrant, Lambique Beheer BV and Ergon Overseas Holdings Limited. [Filed herewith in redacted form subject to Freedom of Information Act request for confidential treatment.]

10.7 Form of Guaranty by Old MK, as Guarantor, in favor of Morgan Guaranty Trust Company of New York, as Trustee (filed as Exhibit 4.2 to Amendment No. 1 to Old MK's Form S-3 Registration Statement No. 33-50046 filed on October 30, 1992 and incorporated herein by reference).

10.8 Form of Indenture of Trust between the City of San Diego and Morgan Guaranty Trust Company of New York, as Trustee (filed as Exhibit 4.3 to Amendment No. 1 to Old MK's Form S-3 Registration Statement No. 33-50046 filed on October 30, 1992 and incorporated herein by reference).

10.9 Form of Loan Agreement between the City of San Diego and National Steel and Shipbuilding Company (filed as Exhibit 4.4 to Amendment No. 1 to Old MK's Form S-3 Registration Statement No. 33-50046 filed on October 30, 1992 and incorporated herein by reference).

         MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT WHICH IS SEPARATELY IDENTIFIED IN ACCORDANCE WITH ITEM 14(a)(3) OF FORM 10-K.

10.10 *       The registrant's Amended and Restated Stock Option Agreement.

10.11 * The registrant's 1997 Stock Option and Incentive Plan for Non-Employee Directors.

10.12 Old MK's Stock Compensation Plan, as amended (filed as Appendix I to Old MK's Proxy Statement dated April 4, 1994 and incorporated herein by reference).

10.13 Old MK's Stock Incentive Plan, as amended (filed as Exhibit 10.16 to Old MK's Form 10-K Annual Report for year ended December 31, 1992 and incorporated herein by reference).

10.14 Old MK's 1996 Retention Severance Pay Plan adopted on April 10, 1996 (filed as Exhibit 10.3 to Old MK Form 10-Q Quarterly Report for quarter ended June 30, 1995, and incorporated herein by reference).

10.15 The registrant's Long-Term Incentive Plan for Corporate Executives (filed as Exhibit 10.3 to Old MK's Form 10-Q Quarterly Report for quarter ended March 31, 1994 and incorporated herein by reference.)

10.17 The registrant's Long-Term Incentive Plan for the Mining Group (filed as Exhibit 10.50 to Old MK's Form 10-K Annual Report for year ended December 31, 1995 and incorporated herein by reference.)

10.18 The registrant's Key Executive Disability Insurance Plan (filed as Exhibit 10.12 to Old MK's Form 10-K Annual Report for year ended December 31, 1992 and incorporated herein by reference.)

10.19         The registrant's Key Executive Life Insurance Plan (filed as
              Exhibit 10.13 to Old MK's Form 10-K Annual Report for year ended December 31, 1992 and incorporated herein by reference).

10.20 * Form of registrant's Indemnification Agreement [A schedule listing the individuals with whom the registrant has entered into such agreements is filed herewith.]

10.21 * The registrant's employment agreement with Robert A. Tinstman dated as of January 1, 1993, and and Amendment thereto dated April 22, 1996.

10.22 *       The registrant's Nonqualified Stock Option Agreement with Robert
              A. Tinstman dated as of January 10, 1997.

10.23 * The registrant's Supplemental Retirement Benefit Agreement with Robert A. Tinstman dated as of August 3, 1990.

10.24 * The registrant's employment agreement with Stephen G. Hanks dated as of January 1, 1993 and Amendments thereto dated as of August 9, 1993 and April 22, 1996.

10.25 *       The registrant's Nonqualified Stock Option Agreement with Stephen
              G. Hanks dated as of January 10, 1997.

10.26 * The registrant's employment agreement with Thomas H. Zarges dated as of January 1, 1994.

10.27 *       The registrant's Nonqualified Stock Option Agreement with Thomas
              H. Zarges dated as of January 10, 1997.

10.28 * The registrant's employment agreement with Douglas L. Brigham dated as of April 26, 1996.

10.29 * The registrant's employment agreement with Alvia L. Henderson dated as of April 26, 1996.


16.1 Letter from KPMG Peat Marwick LLP to the registrant dated September 17, 1996 (filed as Exhibit 16.1 to the registrant's Form 8-K Current Report dated September 11, 1996 and incorporated herein by reference).

21. *    Subsidiaries of the registrant.

24. *    Powers of Attorney.

27. *    Financial Data Schedule.