Form 10-K405/A
period 1996-11-30
MORRISON KNUDSEN CORP//
filed 1997-03-05
CIK 906469

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-K/A
                          AMENDMENT NO. 1 TO FORM 10-K
                                  ANNUAL REPORT

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

This Amendment No. 1 on Form 10-K/A (this "Amendment") amends Item 8 of the Annual Report on Form 10-K of Morrison Knudsen Corporation (the "Corporation") for the fiscal year ended November 30, 1996 (the "Form 10-K"), to correct certain typographical errors contained therein and to add to Note 3 of Notes to the Consolidated Financial Statements included therein certain information that was inadvertently omitted therefrom. In accordance with Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, this Amendment sets forth the complete text of Item 8 of the Form 10-K, as amended.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this Amendment to be signed on its behalf by the undersigned hereunto duly authorized.



                                        By: /s/ Stephen G. Hanks
                                            -----------------------------------
                                            Stephen G. Hanks
                                            Executive Vice President and
                                            Chief Legal Officer

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

FINANCIAL INSTRUMENTS: Financial instruments which potentially subject the Corporation to concentrations of credit risk consist of cash and equivalents, accounts receivable, unbilled receivables and securities available for sale. Concentrations of credit risk with respect to accounts receivable and unbilled receivables are believed to be limited due to the number and character of the obligors with respect thereto and the Corporation's credit evaluation process. Historically, the Corporation has not required collateral for such obligations.

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

--------------------------------------------------------------------------------
PURCHASE PRICE ALLOCATION
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
--------------------------------------------------------------------------------

3.  CHANGE IN ACCOUNTING PRINCIPLE

In the third quarter of 1996, the Corporation adopted Statement of Financial Accounting Standards No. 121 ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF which requires that long-lived assets and certain identifiable intangible assets (i) be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and (ii) if impaired, be reported at the lower of the carrying amount or fair value thereof, if applicable, less the estimated costs of disposal. As of August 31, 1996, the Corporation recognized aggregate impairment losses of $18,200 ($11,102 after tax, $.32 per share) on certain real property held for sale or use and operating assets of a non-core subsidiary held for sale.

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

    Substantially all of the assets of the Corporation and certain of its material domestic subsidiaries are pledged as collateral until such time as the Corporation obtains an investment grade credit rating. The facility covenants require the maintenance of financial ratios, the most restrictive of which is fixed charge coverage and minimum levels of net worth and place limitations on, among other things, additional indebtedness, investments and loan guarantees. At November 30, 1996, the Corporation had no outstanding borrowings under the facility and was in compliance with its covenants. The Corporation is not restricted from paying dividends if an event of default does not exist.

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
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     Nondeductible expenses (nontaxable income), net was comprised principally of goodwill amortization, tax exempt interest income, meals and entertainment expense and, in 1995, a change in estimate benefit.

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

MULTIEMPLOYER PENSION PLANS: The Corporation participates in and makes contributions to numerous construction-industry multiemployer pension plans. Generally, the plans provide defined benefits to substantially all employees covered by collective bargaining agreements. The Corporation's cost of the plans was $4,972 in 1996, $2,460 in 1995 and $2,851 in 1994. Under the
Employee Retirement Income Security Act, a contributor to a multiemployer plan is liable, upon termination or withdrawal from a plan, for its proportionate share of a plan's unfunded vested liability. Based on the most recent information available from the United States Department of Labor, the Corporation has estimated that its share of the plans' unfunded vested liabilities upon termination or withdrawal would be approximately $7,000. The Corporation currently has no intention of withdrawing from any of the multiemployer pension plans in which it participates.

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

4.1 Specimen certificate for the registrant's Common Stock (filed as Exhibit 4.1 to the registrant's Form 10-K Annual Report for fiscal year ended November 30, 1996 and incorporated herein by reference).

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

10.1 Credit Agreement dated October 8, 1996 among the registrant, Bank of Montreal, individually and as Agent, and the Banks which are parties thereto ("Credit Agreement") (filed as Exhibit 10.2 to the registrant's Form 10-Q Quarterly Report for quarter ended August 31, 1996 and incorporated herein by reference) and Amendment No. 1 dated January 31, 1997 to the Credit Agreement (filed as Exhibit 10.1 to the registrant's Form 10-K Annual Report for fiscal year ended November 30, 1996 and incorporated herein by reference).

10.2 The registrant's agreement with Batchelder & Partners, Inc. dated April 1, 1996 (filed as Exhibit 10.2 to the registrant's Form 10-K Annual Report for fiscal year ended November 30, 1996 and incorporated herein by reference).

10.3 General and Administrative Services Agreement dated as of August 1, 1993 between the registrant and Washington Corporations (filed as Exhibit 10.3 to the registrant's Form 10-K Annual Report for fiscal year ended November 30, 1996 and incorporated herein by reference).

10.4 Information Systems (IS) Services Agreement dated as of August 1, 1993 between the registrant and Washington Corporations (filed as Exhibit
         10.4 to the registrant's Form 10-K Annual Report for fiscal year ended November 30, 1996 and incorporated herein by reference).

10.5 The registrant's Environmental Indemnification Agreement with Washington Corporations dated July 8, 1993 (filed as Exhibit 10.5 to the registrant's Form 10-K Annual Report for fiscal year ended November 30, 1996 and incorporated herein by reference).

10.6 Shareholders Agreement dated December 18, 1993 among Morrison Knudsen BV, a wholly owned subsidiary of the registrant, Lambique Beheer BV and Ergon Overseas Holdings Limited (filed as Exhibit 10.6 to the registrant's Form 10-K Annual Report for fiscal year ended November 30, 1996 in redacted form). [Subject to Freedom of Information Act request for confidential treatment].

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


         MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT WHICH IS SEPARATELY IDENTIFIED IN ACCORDANCE WITH ITEM 14(A)(3) OF FORM 10-K.

10.10    The registrant's Amended and Restated Stock Option Agreement (filed as
         Exhibit 10.10 to the registrant's Form 10-K Annual Report for fiscal year ended November 30, 1996 and incorporated herein by reference).

10.11 The registrant's 1997 Stock Option and Incentive Plan for Non-Employee Directors (filed as Exhibit 10.11 to the registrant's Form 10-K Annual Report for fiscal year ended November 30, 1996 and incorporated herein by reference).

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

10.20 Form of registrant's Indemnification Agreement (filed as Exhibit 10.20 to the registrant's Form 10-K Annual Report for fiscal year ended November 30, 1996 and incorporated herein by reference). [A schedule listing the individuals with whom the registrant has entered into such agreements is filed herewith]

10.21 The registrant's employment agreement with Robert A. Tinstman dated as of January 1, 1993, and and Amendment thereto dated April 22, 1996 (filed as Exhibit 10.21 to the registrant's Form 10-K Annual Report for fiscal year ended November 30, 1996 and incorporated herein by reference).

10.22 The registrant's Nonqualified Stock Option Agreement with Robert A. Tinstman dated as of January 10, 1997 (filed as Exhibit 10.22 to the registrant's Form 10-K Annual Report for fiscal year ended November 30, 1996 and incorporated herein by reference).

10.23    The registrant's Supplemental Retirement Benefit Agreement with Robert
         A. Tinstman dated as of August 3, 1990 (filed as Exhibit 10.23 to the registrant's Form 10-K Annual Report for fiscal year ended November 30, 1996 and incorporated herein by reference).

10.24 The registrant's employment agreement with Stephen G. Hanks dated as of January 1, 1993 and Amendments thereto dated as of August 9, 1993 and April 22, 1996 (filed as Exhibit 10.24 to the registrant's Form 10-K Annual Report for fiscal year ended November 30, 1996 and incorporated herein by reference).

10.25 The registrant's Nonqualified Stock Option Agreement with Stephen G. Hanks dated as of January 10, 1997 (filed as Exhibit 10.25 to the registrant's Form 10-K Annual Report for fiscal year ended November 30, 1996 and incorporated herein by reference).

10.26 The registrant's employment agreement with Thomas H. Zarges dated as of January 1, 1994 (filed as Exhibit 10.26 to the registrant's Form 10-K Annual Report for fiscal year ended November 30, 1996 and incorporated herein by reference).

10.27 The registrant's Nonqualified Stock Option Agreement with Thomas H. Zarges dated as of January 10, 1997 (filed as Exhibit 10.27 to the registrant's Form 10-K Annual Report for fiscal year ended November 30, 1996 and incorporated herein by reference).

10.28 The registrant's employment agreement with Douglas L. Brigham dated as of April 26, 1996 (filed as Exhibit 10.28 to the registrant's Form 10-K Annual Report for fiscal year ended November 30, 1996 and incorporated herein by reference).

10.29 The registrant's employment agreement with Alvia L. Henderson dated as of April 26, 1996 (filed as Exhibit 10.29 to the registrant's Form 10-K Annual Report for fiscal year ended November 30, 1996 and incorporated herein by reference).

16.1 Letter from KPMG Peat Marwick LLP to the registrant dated September 17, 1996 (filed as Exhibit 16.1 to the registrant's Form 8-K Current Report dated September 11, 1996 and incorporated herein by reference).

21. Subsidiaries of the registrant (filed as Exhibit 21 to the registrant's Form 10-K Annual Report for fiscal year ended November 30, 1996 and incorporated herein by reference).

23.1 *   Consent of Coopers & Lybrand L.L.P.

23.2 *   Consent of KPMG Peat Marwick LLP.

24. Powers of Attorney (filed as Exhibit 24 to the registrant's Form 10-K Annual Report for fiscal year ended November 30, 1996 and incorporated herein by reference).

27. Financial Data Schedule (filed as Exhibit 27 to the registrant's Form 10-K Annual Report for fiscal year ended November 30, 1996 and incorporated herein by reference).