Form 10-Q
period 1997-02-28
MORRISON KNUDSEN CORP//
filed 1997-04-14
CIK 906469

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-Q
                                QUARTERLY REPORT


     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                              For the Quarter Ended

                                FEBRUARY 28, 1997

                         Commission File Number 1-12054



                          MORRISON KNUDSEN CORPORATION



                             A Delaware Corporation
                   IRS Employer Identification No. 33-0565601

                   MORRISON KNUDSEN PLAZA, BOISE, IDAHO 83729

                                 208 / 386-5000


At February 28, 1997, 53,836,296 shares of the registrant's $.01 par value common stock were outstanding.

The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and has been subject to such filing requirements for the past 90 days.

     /X/ Yes   / / No

                          MORRISON KNUDSEN CORPORATION
                       QUARTERLY REPORT FORM 10-Q FOR THE
                      THREE MONTHS ENDED FEBRUARY 28, 1997


                                TABLE OF CONTENTS

                         PART I.  FINANCIAL INFORMATION

                                                                            PAGE
Item 1.   Condensed Consolidated Financial Statements and Notes Thereto

               Statements of Operations for the Three Months Ended
               February 28, 1997 and February 29, 1996                      I-1

               Balance Sheets at February 28, 1997 and November 30, 1996    I-2

               Statements of Cash Flows for the Three Months Ended
               February 28, 1997 and February 29, 1996                      I-4

               Notes to Financial Statements                                I-5

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         I-11


                           PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders               II-1

Item 6.   Exhibits and Reports on Form 8-K                                  II-1


                                   SIGNATURES

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MORRISON KNUDSEN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED FEBRUARY 28, 1997 AND FEBRUARY 29, 1996 (UNAUDITED) (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                           1997          1996
--------------------------------------------------------------------------------
Revenue                                                 $ 389,530      $ 62,006
Cost of revenue                                          (371,426)      (58,544)
--------------------------------------------------------------------------------
Gross profit                                               18,104         3,462
General and administrative expenses                        (5,505)       (5,290)
Goodwill amortization                                        (905)         (105)
--------------------------------------------------------------------------------
Operating income (loss)                                    11,694        (1,933)
Investment income                                           2,050           867
Interest expense                                             (257)         (190)
Other income (expense), net                                   (67)           43
--------------------------------------------------------------------------------
Income (loss) before income taxes                          13,420        (1,213)
Income tax (expense) benefit                               (6,416)          425
--------------------------------------------------------------------------------
Net income (loss)                                       $   7,004      $   (788)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Income (loss) per share                                 $     .13      $   (.03)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Common shares used to compute income (loss) per share      53,834        29,482
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

MORRISON KNUDSEN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
AT FEBRUARY 28, 1997 (UNAUDITED) AND NOVEMBER 30, 1996
(THOUSANDS OF DOLLARS EXCEPT SHARE DATA)

ASSETS                                                     1997          1996
--------------------------------------------------------------------------------
CURRENT ASSETS
Cash and cash equivalents                               $  37,498     $  48,310
Accounts receivable, including retentions of
  $29,967 in 1997 and $28,348 in 1996                     204,044       222,341
Unbilled receivables                                       90,670       101,564
Refundable income taxes, net                               10,806        10,806
Current portion of note receivable                          3,000         3,000
Investments in and advances to construction
  joint ventures                                           28,512        24,538
Deferred income taxes                                      29,452        31,291
Other                                                      14,537        17,399
--------------------------------------------------------------------------------
Total current assets                                      418,519       459,249
--------------------------------------------------------------------------------

INVESTMENTS AND OTHER ASSETS
Securities available for sale, at fair value               32,099        30,494
Investments in mining ventures                             59,432        56,210
Assets held for sale                                       18,843        18,853
Cost in excess of net assets acquired, net of
  accumulated amortization of $3,082 in 1997 and
  $2,177 in 1996                                          139,523       140,677
Note receivable, net of current portion                     4,185         4,935
Deferred income taxes                                      29,624        31,555
Other                                                       9,733        12,330
--------------------------------------------------------------------------------
Total investments and other assets                        293,439       295,054
--------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT, AT COST
Construction equipment                                    181,587       179,483
Land and improvements                                       7,110         7,110
Buildings and improvements                                 25,770        25,062
Equipment and fixtures                                     31,222        30,388
--------------------------------------------------------------------------------
Total property and equipment                              245,689       242,043
LESS ACCUMULATED DEPRECIATION                            (162,470)     (156,709)
--------------------------------------------------------------------------------
Property and equipment, net                                83,219        85,334
--------------------------------------------------------------------------------
Total assets                                            $ 795,177     $ 839,637
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

LIABILITIES AND STOCKHOLDERS' EQUITY                        1997          1996
--------------------------------------------------------------------------------
CURRENT LIABILITIES
Accounts payable                                         $ 51,287      $ 68,926
Subcontracts payable, including retentions of
  $23,285 in 1997 and $27,006 in 1996                      53,565        75,036
Billings in excess of cost and estimated earnings
  on uncompleted contracts                                 57,354        49,626
Advances from customers                                     7,931        11,280
Estimated costs to complete long-term contracts            99,394       100,832
Accrued salaries, wages and benefits                       43,763        49,136
Income taxes payable                                        7,873         8,255
Other accrued liabilities                                  27,255        37,513
--------------------------------------------------------------------------------
Total current liabilities                                 348,422       400,604
--------------------------------------------------------------------------------
NON-CURRENT LIABILITIES
Postretirement benefit obligation                          53,568        53,433
Accrued workers' compensation                              26,518        26,061
Pension and deferred compensation liabilities              20,279        20,563
Environmental remediation obligations                       8,815         8,972
--------------------------------------------------------------------------------
Total non-current liabilities                             109,180       109,029
--------------------------------------------------------------------------------
CONTINGENCIES AND COMMITMENTS (Note 5)
--------------------------------------------------------------------------------
REDEEMABLE PREFERRED STOCK, issued 1,799,984 shares
  of Series A                                              18,000        18,000
--------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred stock, authorized 10,000,000 shares,
  issued and outstanding 1,799,984 redeemable shares
  of Series A
Common stock, par value $.01 per share; authorized
  100,000,000 shares; issued 53,858,101 and 53,808,748        539           538
Capital in excess of par value                            243,821       242,669
Stock purchase warrants                                     6,564         6,564
Retained earnings                                          68,831        61,827
Treasury stock, 21,805 shares, at cost                       (198)           --
Unearned compensation - restricted stock                      (19)          (19)
Cumulative translation adjustments                           (206)         (154)
Net unrealized gain on securities available for sale          243           579
--------------------------------------------------------------------------------
Total stockholders' equity                                319,575       312,004
--------------------------------------------------------------------------------
Total liabilities and stockholders' equity               $795,177      $839,637
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

MORRISON KNUDSEN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED FEBRUARY 28, 1997 AND FEBRUARY 29, 1996 (UNAUDITED) (THOUSANDS OF DOLLARS)

                                                           1997          1996
--------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                        $  7,004      $   (788)
Adjustments to reconcile net income (loss) to
  net cash provided (used) by operating activities:
  Depreciation of property and equipment                    6,899         2,174
  Amortization of goodwill                                    905           205
  Deferred income taxes                                     3,770            --
  Equity in net income of mining ventures                  (3,053)           --
  Other investments and assets                              2,665            --
  Increase in net operating assets                        (25,129)       (1,600)
--------------------------------------------------------------------------------
Net cash used by operating activities                      (6,939)           (9)
--------------------------------------------------------------------------------
INVESTING ACTIVITIES
Acquisitions of property and equipment                     (2,917)       (2,063)
Disposals of property and equipment                           691           326
Purchases of securities available for sale                 (3,026)           --
Proceeds from sales of securities available for sale        1,054            --
Collection of note receivable                                 750            --
Other investing activities                                   (425)          (37)
--------------------------------------------------------------------------------
Net cash used in investing activities                      (3,873)       (1,774)
--------------------------------------------------------------------------------
FINANCING ACTIVITIES
Repayment of long-term debt                                   --           (108)
Proceeds from stock issued and other equity transactions      --             (2)
--------------------------------------------------------------------------------
Net cash used in financing activities                         --           (110)
--------------------------------------------------------------------------------
Decrease in cash and cash equivalents                     (10,812)       (1,893)
Cash and cash equivalents at beginning of period           48,310        30,035
--------------------------------------------------------------------------------
Cash and cash equivalents at end of period               $ 37,498      $ 28,142
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
  Interest paid                                           $   248          $190
  Income taxes paid                                         1,112            15
--------------------------------------------------------------------------------
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

MORRISON KNUDSEN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(THOUSANDS OF DOLLARS EXCEPT SHARE DATA)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION: On September 11, 1996, the Corporation (then known as Washington Construction Group, Inc., and formerly known as Kasler Holding Company) acquired the net assets and the engineering and construction operations of Morrison Knudsen Corporation ("Old MK") in a business combination accounted for as a purchase and changed its name to Morrison Knudsen Corporation. The acquisition of Old MK was an integral part of the reorganization of Old MK pursuant to a plan of reorganization filed by Old MK in the United States Bankruptcy Court for the District of Delaware, which Plan was confirmed by the Bankruptcy Court on August 26, 1996, and became effective concurrently with the business combination on September 11, 1996.
     The Corporation is an international provider of (i) engineering and construction management services to industrial companies, electric utilities and public agencies, (ii) comprehensive environmental and hazardous substance remediation services to governmental and private-sector clients, (iii) diverse heavy construction services for the highway, airport, water resource, railway and commercial building industries, and (iv) mine planning, engineering and contract mining services for diverse customers.

BASIS OF PRESENTATION: The accompanying consolidated financial statements include the accounts of the Corporation and all of its majority-owned subsidiaries. Investments in 20% to 50% owned companies and all joint and mining ventures are accounted for by the equity method. The Corporation's proportionate share of construction joint venture and mining venture revenue, cost of revenue and gross profit (loss) is included in the consolidated statements of operations. Intercompany accounts and transactions have been eliminated.
     The unaudited consolidated financial statements and financial statement footnotes should be read in conjunction with the audited consolidated financial statements and financial statement footnotes included in the Corporation's Annual Report on Form 10-K for the year ended November 30, 1996. The comparative consolidated balance sheet and financial statement footnote disclosures included herein as November 30, 1996 amounts have been derived from the audited balance sheet and financial statement footnotes at November 30, 1996.
     The preparation of the Corporation's consolidated financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenue and cost during the reporting periods. Actual results could differ in the near term from those estimates.
     The Corporation has a substantial history of making reasonably dependable estimates of the extent of progress towards completion, contract revenue and contract completion costs on its long-term construction contracts. However, due to uncertainties inherent in the estimation process, it is at least reasonably possible that actual completion costs may vary from estimates in the near term.
     The unaudited consolidated financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, that in the opinion of management are, necessary to a fair presentation of the results of operations and cash flows for the interim periods. The results of operations for the three months ended February 28, 1997 are not necessarily indicative of the operating results to be expected for the full year.

CLASSIFICATION OF CURRENT ASSETS AND LIABILITIES: The Corporation includes in current assets and liabilities amounts realizable and payable under contracts that extend beyond one year. Accounts receivable at February 28, 1997 include approximately $6,682 of contract retentions that are not expected to be collected within one year. Accounts receivable at February 28, 1997 include $9,511 of short-term marketable securities jointly held with customers as contract retentions, the market value of which approximated the carrying amounts.

PREACQUISITION CONTINGENCIES: The Corporation allocated the purchase price of Old MK to the assets acquired and liabilities assumed, including preacquisition contingencies, on the basis of estimated fair values at September 11, 1996. The effects of resolving preacquisition contingencies within one year of the acquisition date will be included in the allocation of the purchase price as an adjustment to the goodwill recorded at September 11, 1996. The effects of resolving preacquisition contingencies after one year of the acquisition date will be recognized in the determination of net income.

Unresolved preacquisition contingencies at February 28, 1997, in connection with the acquisition of Old MK on September 11, 1996, include long-term contract obligations, claims for additional revenue, performance guarantees, letters of credit, environmental liabilities, results of government audits and legal proceedings.

RECLASSIFICATIONS: Certain reclassifications have been made in prior period financial statements to conform to the 1997 presentation.

2.  STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

The Financial Accounting Standards Board Statement No. 123 ACCOUNTING FOR STOCK-BASED COMPENSATION became effective December 1, 1996. The Statement defines a fair value based method of accounting and reporting for stock-based compensation plans. However, it also allows continued use of the intrinsic value based method of accounting and reporting prescribed by previous accounting standards. The Corporation has elected to continue to use the intrinsic value method of accounting for stock-based compensation plans. Accordingly, the Corporation will make pro forma disclosures of net income and income per share for the year ending November 30, 1997 reflecting the hypothetical effects of the application of the fair value based method of accounting for such plans.
     The Financial Accounting Standards Board has issued Statement No. 128 EARNINGS PER SHARE. The requirements of this Statement are effective December 1, 1998. The Statement requires, in all instances, dual presentation of a basic earnings per share ("EPS"), which excludes dilution, and a diluted EPS, which reflects the potential dilution that could occur if actions taken in respect of convertible securities or other obligations to issue common stock resulted in the issuance of common stock. It also requires a reconciliation of the income available to common stockholders and weighted-average shares of the basic EPS computation to the income available to common stockholders and weighted-average shares plus dilutive potential common shares of the diluted EPS computation. The adoption of the Statement by the Corporation for periods beginning after November 30, 1997 is not expected to have a material effect on the Corporation's EPS.

3.  VENTURE SUMMARY FINANCIAL INFORMATION

CONSTRUCTION JOINT VENTURES: The Corporation participates in joint ventures, generally as sponsor and manager of the joint ventures, which are formed to bid, negotiate and complete specific projects, of which the size, scope and duration vary among periods.

----------------------------------------------------------------------------------------------------
                                                                 (UNAUDITED)
COMBINED FINANCIAL POSITION OF CONSTRUCTION JOINT VENTURES    FEBRUARY 28, 1997   NOVEMBER 30, 1996
----------------------------------------------------------------------------------------------------
Current assets                                                   $ 233,352            $ 247,869
Property and equipment, net                                          6,594                5,684
Current liabilities                                               (178,911)            (216,763)
----------------------------------------------------------------------------------------------------
Net assets                                                       $  61,035            $  36,790
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------
COMBINED RESULTS OF OPERATIONS OF CONSTRUCTION JOINT VENTURES    (UNAUDITED)         (UNAUDITED)
THREE MONTHS ENDED                                            FEBRUARY 28, 1997   FEBRUARY 29, 1996
----------------------------------------------------------------------------------------------------
Revenue                                                          $ 155,309            $  20,674
Cost of revenue                                                   (123,113)             (19,121)
----------------------------------------------------------------------------------------------------
Gross profit                                                     $  32,196            $   1,553
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------
CORPORATION'S SHARE OF RESULTS OF OPERATIONS OF CONSTRUCTION
JOINT VENTURES                                                   (UNAUDITED)         (UNAUDITED)
THREE MONTHS ENDED                                            FEBRUARY 28, 1997   FEBRUARY 29, 1996
----------------------------------------------------------------------------------------------------
Revenue                                                           $ 62,608              $ 9,329
Cost of revenue                                                    (53,818)              (8,505)
----------------------------------------------------------------------------------------------------
Gross profit                                                      $  8,790              $   824
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------

     Combined financial position at February 28, 1997 and November 30, 1996 and results of operations of construction joint ventures for the three months ended February 28, 1997 reflect ownership interests in and operating results of construction joint ventures acquired in the business combination with Old MK at September 11, 1996.

MINING VENTURES: At February 28, 1997, the Corporation had ownership interests in two mining ventures, MIBRAG mbH (33%) and Westmoreland Resources, Inc. ("Westmoreland Resources") (20%).

----------------------------------------------------------------------------------------------------
                                                                 (UNAUDITED)
COMBINED FINANCIAL POSITION OF MINING VENTURES                FEBRUARY 28, 1997   NOVEMBER 30, 1996
----------------------------------------------------------------------------------------------------
Current assets                                                   $ 364,228            $ 352,586
Non-current assets                                                 104,485              114,835
Property and equipment, net                                        544,574              509,919
Current liabilities                                               (115,244)            (128,435)
Long-term debt                                                    (291,613)            (259,084)
Other non-current liabilities                                     (417,261)            (411,432)
----------------------------------------------------------------------------------------------------
Net assets                                                       $ 189,169            $ 178,389
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------
COMBINED RESULTS OF OPERATIONS OF MINING VENTURES                                    (UNAUDITED)
THREE MONTHS ENDED FEBRUARY 28,                                                         1997
----------------------------------------------------------------------------------------------------
Revenue                                                                                $107,574
Cost of revenue                                                                         (97,878)
----------------------------------------------------------------------------------------------------
Gross profit                                                                           $  9,696
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------
CORPORATION'S SHARE OF RESULTS OF OPERATIONS OF MINING VENTURES                      (UNAUDITED)
THREE MONTHS ENDED FEBRUARY 28,                                                         1997
----------------------------------------------------------------------------------------------------
Revenue                                                                                $ 34,546
Cost of revenue                                                                         (31,493)
----------------------------------------------------------------------------------------------------
Gross profit                                                                           $  3,053
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------

     On December 23, 1996, Westmoreland Coal and four subsidiaries, including Westmoreland Resources, filed for protection under Chapter 11 of the United States Bankruptcy Code. At February 28, 1997, the carrying amount of the Corporation's ownership interest in Westmoreland Resources was $5,447. The Corporation cannot presently predict with any certainty to what extent, if any, the ownership interest in Westmoreland Resources will ultimately be impaired, but a loss, if any, is not expected to have a material adverse effect on the Corporation's financial position, results of operations or cash flows.

4.  TRANSACTIONS WITH AFFILIATES

The Corporation rented construction equipment and aircraft and purchased spare parts, mechanical and transportation services from, and made charitable contributions to, affiliates of a principal stockholder and Chairman of the Board of Directors of the Corporation in the three months ended February 28, 1997 and February 29, 1996. The Corporation is obligated under an agreement dated August 1993 to purchase certain administrative, financial and business consulting, public and government relations and aviation services from affiliates of this principal stockholder for an annual fee of $1,140 plus expenses. In addition, the Corporation and a brokerage firm owned by a member of the Board of Directors entered into an agreement with respect to the provision to the Corporation of insurance brokerage services for the period August 1, 1996 through December 31, 1997, pursuant to which the brokerage firm receives an annual fee of $1,280 inclusive of commissions. The costs of these services are reported in the accompanying statements of operations as follows:

--------------------------------------------------------------------------------
                                             (UNAUDITED)         (UNAUDITED)
THREE MONTHS ENDED                        FEBRUARY 28, 1997   FEBRUARY 29, 1996
--------------------------------------------------------------------------------
Cost of revenue                                 $925                $941
General and administrative expenses              566                 459
--------------------------------------------------------------------------------

     The Corporation also performed construction services for, and rented and sold equipment to, affiliates of a principal stockholder and Chairman of the Board of Directors of the Corporation and recognized revenue of $11 and $1,464 in the three months ended February 28, 1997 and February 29, 1996, respectively.
     In 1997 and 1996, the Corporation participated in a construction joint venture with an entity controlled by a principal stockholder and Chairman of the Board of Directors of the Corporation and recognized revenue of $356 and earnings of $243 for the three months ended February 28, 1997 and revenue of $196 and earnings of $22 for the three months ended February 29, 1996. The Corporation's investment in the joint venture was $1,024 at February 28, 1997 and $1,080 at November 30, 1996.

5.  CONTINGENCIES AND COMMITMENTS

SUMMITVILLE ENVIRONMENTAL MATTERS: From July 1985 to June 1989, a subsidiary of the Corporation performed certain contract mining services at the Summitville mine near Del Norte, Colorado. The United States Environmental Protection Agency (the "EPA") has notified the Corporation and approximately 20 other parties that each is a potentially responsible party ("PRP") with regard to hazardous substances generated or disposed of at the Summitville Mine Superfund Site (the "Site"). The EPA has not commenced any litigation or other proceedings against the Corporation. The Corporation has had only preliminary discussions with the EPA but has been informally advised that the EPA does not consider the Corporation eligible for a de minimis settlement (the basis for settlement by several PRPs considered to have contributed less than 3% volume and toxicity of the hazardous substances at the Site).
     According to a report published in August 1996, the EPA estimated that the total remediation costs incurred and to be incurred at the Site will be $120,000. The Corporation is not a party to any agreement regarding an allocation of responsibility, and the EPA has not made an allocation of responsibility among the PRPs. The Corporation's share, if any, of the aggregate environmental liability associated with the Site is not presently determinable and depends upon, among other things, the manner in which liability may be allocated to or among the Corporation or other PRPs associated with the Site, the efficacy of any defenses that the Corporation or such other PRPs may have to any assertion of liability, the willingness and ability of such other PRPs to discharge such liability as may be allocated to them and the outcome of any negotiations or settlement discussions between the Corporation and the EPA and/or such other PRPs. Accordingly, no remediation costs have been accrued at February 28, 1997.
     Management believes that the ultimate resolution of this matter could have a material adverse effect on the Corporation's financial position and could materially and adversely affect its results of operations and cash flows in one or more periods.

OTHER ENVIRONMENTAL MATTERS: The Corporation assumed a liability of Old MK of $4,000 for the estimated costs of monitoring and treatment of ground water contamination at or adjacent to rail facilities in Boise, Idaho, previously owned by Old MK. In December 1996, the current owner and operator of the facilities qualified for a post-closure permit and assumption of related monitoring and treatment obligations for such facilities. The Corporation has not adjusted the accrued liability pending fulfillment of the obligation by the current owner. The cost, and the Corporation's share thereof, if any, of remediation of the contamination at the facilities cannot be estimated at this time and, accordingly, no liability has been accrued.
     The Corporation has been identified as a PRP and is contingently liable for remediation liabilities in connection with Old MK's former Transit business. The Corporation agreed to indemnify the buyer of the Transit business for remediation costs and recorded an estimated undiscounted liability of $3,000. It is possible that the ultimate cost, which cannot be determined at this time, could exceed the Corporation's recorded liability by a material amount.
     The Corporation has recorded an undiscounted liability of Old MK, which at February 28, 1997 was $1,815, for environmental cleanup activities at four other sites. The Corporation estimates that such costs could range from $1,550 to $3,300 in the aggregate.

CONTRACT-RELATED MATTERS: In 1995, Old MK entered into a fixed-price contract with the Texas Natural Resource Conservation Commission ("TNRCC") for construction of a solvent-extraction facility and treatment of contaminated soil at a Superfund site in Texas. Before treating the hazardous wastes, the facility is required to meet certain specified performance criteria. If the treatment facility does not meet the performance criteria, the contract may be terminated and the customer may recover up to $13,619 of advances through a letter of credit issued at the request of the Corporation. Management believes it is probable that the required performance can be achieved.
     In connection with a 1989 sale of Old MK's ownership interest in a shipbuilding subsidiary, the Corporation assumed a guarantee of port facility industrial revenue bonds of $21,000 through 2002. The former subsidiary has collateralized the bonds with certain assets and has established a sinking fund of $2,065 for the bonds. The Corporation does not anticipate a loss as a result of this guarantee.
     The Corporation is contingently liable under a residual value guarantee at the termination of a long-term locomotive lease agreement in 2005 between a third-party equipment lessor and one of Old MK's customers relating to the sale by Old MK of 25 remanufactured locomotives to the lessor. The estimated range of the contingent liability is from $1,500 at February 28, 1997, increasing over the lease term to $11,300 in 2005. The Corporation does not anticipate a loss as a result of this guarantee.
     The Corporation has a number of cost reimbursable contracts with the U.S. government, the allowable costs of which are subject to adjustments upon audit by various agencies of the U.S. government. Audits of the Corporation's allocations of periodic costs of self-insurance programs and general and administrative expenses for years ended 1987 through 1995 are in progress. Proposed claims and cost disallowances aggregate approximately $23,000. The Corporation believes that the government's claims and disallowances are overstated and has an accrued liability at February 28, 1997 of approximately $14,000. The Corporation does not believe that the ultimate cost, which cannot be determined at this time, will exceed the Corporation's accrued liability.

LETTERS OF CREDIT: In the normal course of business, the Corporation causes letters of credit to be issued in connection with contract performance obligations which are not reflected in the balance sheet. The Corporation is obligated to reimburse the issuer of such letters of credit for any payments made thereunder. At February 28, 1997, $48,336 in face amount of such letters of credit were outstanding, including a $13,619 letter of credit issued in connection with the contract performance obligation to TNRCC discussed above. The Corporation has pledged securities available for sale as collateral for its reimbursement obligations in respect of $16,106 in face amount of certain letters of credit.

OTHER: Former shareholders (the plaintiffs) of TMS, Inc. ("TMS"), which was acquired by Old MK in December 1992, filed an action on December 22, 1995 alleging they were induced to enter into an agreement to exchange TMS shares for common stock of Old MK (the defendant) and also enter into noncompete agreements by the defendants' allegedly false statements. Plaintiffs seek compensatory damages of $7,500, treble damages, punitive damages of $5,000, pre- and postjudgment interest and attorneys' fees. The Corporation's motion to dismiss the action is pending before the court. The Corporation believes that it has insurance coverage for all or a substantial part of any damages that may be
awarded in this matter.   Although  the  ultimate  outcome of  this  matter
cannot be predicted with certainty, management believes that the outcome will not have a material adverse effect on the Corporation's financial position, results of operations or cash flows.
     There are other claims, lawsuits, disputes with third parties, investigations and administrative proceedings against the Corporation and its subsidiaries relating to matters in the ordinary course of its business activities that are not expected to have a material adverse effect on the Corporation's financial position, results of operations or cash flows.

6. SUBSEQUENT EVENTS

POSSIBLE BUSINESS ACQUISITION FROM RELATED PARTY: The principal stockholder and Chairman of the Board of Directors of the Corporation disclosed in a public filing with the Securities and Exchange Commission on March 19, 1997 his intent to explore the possible exchange of stock owned by him in an entity which has a 50.1% ownership interest in a copper and molybdenum mine in Butte, Montana, for newly issued shares of the Corporation's common stock having a market value of approximately $125,000. The Corporation's Board of Directors has appointed a special committee of three directors to evaluate and make a recommendation to the Board regarding such a transaction. The special committee of the Board has retained independent legal counsel and engaged the services of a financial advisor. The Corporation has agreed to pay all expenses of the special committee, including legal and financial advisor's fees and expenses. The public filing also disclosed, among other things, that any such transaction would be subject to a number of conditions, including approval by the special committee and satisfaction of contractual rights of the minority ownership interest in the mine, if any. There can be no assurance that such a transaction will be completed or, if completed, as to the timing or terms thereof.

STOCK COMPENSATION PLAN: On April 11, 1997, the Corporation's stockholders voted for the adoption of the 1997 Stock Option and Incentive Plan for Non-employee Directors (the "1997 plan") which will provide for grants in the form of nonqualified stock options and restricted stock awards. Grant prices per share for stock options will be at fair market value at the date of grant. The maximum number of shares available for grant will be 500,000, which includes 100,000 shares for restricted stock awards. Grants of nonqualified stock options and restricted stock awards under the 1997 plan will not preclude grants of nonqualified stock options to non-employee directors under the Corporation's 1994 stock compensation plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE CORPORATION'S FINANCIAL POSITION AT FEBRUARY 28, 1997, ITS RESULTS OF OPERATIONS AND CASH FLOWS FOR THE QUARTER THEN ENDED WERE SIGNIFICANTLY IMPACTED BY THE ACQUISITION OF OLD MK ON SEPTEMBER 11, 1996 AND ARE NOT COMPARABLE TO THE CORPORATION'S FINANCIAL POSITION, RESULTS OF OPERATIONS AND CASH FLOWS FOR PRIOR PERIODS.

RESULTS OF OPERATIONS
QUARTER ENDED FEBRUARY 28, 1997 COMPARED TO THE QUARTER ENDED FEBRUARY 29, 1996

THE CONSOLIDATED RESULTS OF OPERATIONS FOR THE QUARTER ENDED FEBRUARY 28, 1997 AND FEBRUARY 29, 1996 INCLUDE THE RESULTS OF OLD MK'S OPERATIONS FOR THE QUARTER ENDED FEBRUARY 28, 1997.

--------------------------------------------------------------------------------
(MILLIONS OF DOLLARS)                                       1997           1996
--------------------------------------------------------------------------------
Revenue                                                    $389.5         $62.0
Gross profit                                                 18.1           3.5
General and administrative expenses                          (5.5)         (5.3)
Goodwill amortization                                         (.9)          (.1)
Investment income                                             2.0            .9
Interest expense                                              (.3)          (.2)
Other income (expense), net                                   (.1)           .0
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

REVENUE AND GROSS PROFIT: Revenue and gross profit for the quarter ended February 28, 1997 increased significantly compared to the quarter ended February 29, 1996, principally due to the acquisition of Old MK. Gross profit, as a percent of revenue, was 4.6% for the first quarter of 1997 compared to 5.6% for the comparable period of 1996. Gross profit for the quarter ended February 28, 1997 was adversely impacted by provisions of $3.7 million for anticipated losses on fixed-price construction and environmental remediation contracts. The Corporation's proportionate share of construction joint venture revenue and gross profit was $62.6 million and $8.8 million, respectively. During the first quarter of 1997, approximately 58% of revenue was derived from cost-type contracts for engineering, construction management and environmental response services under which gross profit was approximately 3.2% of revenue.
     Revenue for the first quarter ended February 28, 1997 decreased $27.2 million or 6.5% compared to the fourth quarter ended November 30, 1996, primarily due to the completion and substantial completion of two major environmental remediation service contracts, as well as a reduction in U.S. government funding on a third contract.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses of $5.3 million in the first quarter of 1996 include $1.5 million of expenses for termination and other costs related to the reorganization and consolidation of certain corporate functions from Montana to California. Excluding these nonrecurring expenses, general and administrative expenses for the first quarter of 1997 increased $1.3 million from the comparable period of 1996, principally due to the retention of substantially all of Old MK's administrative functions necessary to support its expanded engineering, construction, mining and environmental response services both domestically and internationally.

GOODWILL AMORTIZATION: Goodwill amortization for the first quarter of 1997 increased to $.9 million from $.1 million in the comparable period of 1996, reflecting the periodic amortization of the $125.1 million goodwill recorded in connection with the acquisition of Old MK, using the straight-line method over 40 years. Goodwill amortization for 1997 is estimated to be $3.6 million. However, resolution of certain preacquisition contingencies may effect the amount of goodwill and the related amortization.

INVESTMENT INCOME: Investment income is comprised of (i) earnings from cash equivalents, securities jointly held with customers as contract retentions and securities available for sale, and (ii) interest on a note receivable and anticipated claims for U.S. federal income tax refunds. Investment income for the first quarter of 1997 increased compared to the comparable period of 1996 due to interest recognized on claims for U.S. federal income tax refunds and earnings from securities available for sale.

INTEREST EXPENSE: Interest expense for the first quarter of 1997 increased to $.3 million from $.2 million for the comparable period of 1996 principally due to the periodic amortization of the $1.1 million prepaid underwriting fee in connection with the Corporation's five-year, $200.0 million revolving loan and letter of credit facility obtained in the fourth quarter of 1996.

INCOME TAX BENEFIT (EXPENSE): The effective tax rate for the first quarter of 1997 was 48%, which is higher than the U.S. federal statutory rate of 35% because of state income and foreign income taxes not currently eligible for use as credits against U.S. federal income taxes. The $.4 million income tax benefit for the comparable period of 1996 was provided at the U.S. statutory rate of 35%.

FINANCIAL CONDITION

The Corporation has three principal sources of near-term liquidity: (i) existing cash and equivalents; (ii) cash generated by its operations, and (iii) the revolving loan borrowings under its credit facility. Management believes the Corporation's liquidity and capital resources should be sufficient to meet its reasonably foreseeable working capital, capital expenditure and other anticipated cash requirements.
     Cash and equivalents at February 28, 1997 decreased $10.8 million to $37.5 million from $48.3 million at November 30, 1996, reflecting primarily the use of $6.9 million for operations and $2.2 million for net additions of property and equipment and a net increase in securities held for sale of $2.0 million. The Corporation had no outstanding borrowings under its credit facility at February 28, 1997.
     The Corporation anticipates capital expenditures for major construction equipment of approximately $26.0 million during 1997 to meet equipment requirements of its expanded backlog. Capital expenditures for the first quarter of 1997 were $2.9 million.
     The Corporation may pursue opportunities to complement existing operations through business combinations and participation in ventures, which may require additional financing and utilization of the Corporation's capital resources, and may materially effect the Corporation's financial position, results of operations and cash flows. The principal stockholder and Chairman of the Board of Directors of the Corporation disclosed on March 19, 1997 in a public filing with the Securities and Exchange Commission his intent to explore the possible exchange of stock owned by him in an entity which has a 50.1% ownership interest in a copper and molybdenum mine in Butte, Montana, for newly issued shares of the Corporation's common stock having a market value of approximately $125.0 million. See Note 6 "Subsequent Events -- Possible Business Acquisition from Related Party" of Notes to Condensed Consolidated Financial Statements.
     Depending upon conditions in the capital markets and other factors, the Corporation may from time to time consider the possible issuance of long-term debt or other securities or other capital market transactions.
     The Financial Accounting Standards Board has issued Statements No. 123 ACCOUNTING FOR STOCK-BASED COMPENSATION and No. 128 EARNINGS PER SHARE. See
Note 2 "Statements of Financial Accounting Standards" of Notes to Condensed Consolidated Financial Statements.

BACKLOG

Backlog of all uncompleted contracts at February 28, 1997 was $3,453 million, compared with $3,520 million at November 30, 1996.

ENVIRONMENTAL CONTINGENCY

From July 1985 to June 1989, a subsidiary of the Corporation performed certain contract mining services at the Summitville mine near Del Norte, Colorado. The United States Environmental Protection Agency ("EPA") has notified the Corporation and approximately 20 other parties that each is a potentially responsible party ("PRP") with regard to hazardous substances generated or disposed of at the Summitville Mine Superfund Site. The EPA has not commenced any litigation or other proceedings against the Corporation. The Corporation has had only preliminary discussions with the EPA but has been informally advised that the EPA does not consider the Corporation eligible for a de minimis settlement (the basis for settlement by several PRPs considered to have contributed less than 3% volume and toxicity of the hazardous substances at the
Site).
     According to a report published in August 1996, the EPA estimated that the total remediation costs incurred and to be incurred at the Site will be $120.0 million. The Corporation is not a party to any agreement regarding an allocation of responsibility, and the EPA has not made an allocation of responsibility among the PRPs. The Corporation's share, if any, of the aggregate environmental liability associated with the Site is not presently determinable and depends upon, among other things, the manner in which liability may be allocated to or among the Corporation or other PRPs associated with the Site, the efficacy of any defenses that the Corporation or such other PRPs may have to any assertion of liability, the willingness and ability of such other PRPs to discharge such liability as may be allocated to them and the outcome of any negotiations or settlement discussions between the Corporation and the EPA and/or such other PRPs. Accordingly, no remediation costs have been accrued.
     Management believes that the ultimate resolution of this matter could have a material adverse effect on the Corporation's financial position and could materially and adversely affect its results of operations and cash flows in one or more periods.

PART II.  OTHER INFORMATION
(ALL DOLLAR AMOUNTS IN THOUSANDS)

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The annual meeting of the Corporation's stockholders was held on April 11, 1997 at Boise, Idaho.

     (b) At the annual meeting, stockholders of record on February 28, 1997 were entitled to vote 53,836,296 shares of common stock and 1,799,984 shares of Series A preferred stock (entitled to 1/10,000 of a vote, or an equivalent of 180 voting shares) for an aggregate of 53,836,476 equivalent shares. The results of voting at the annual meeting are summarized below:

          (1)  Nominees for terms of office to continue until 2000:

                                            For            Withheld
               David H. Batchelder          47,798,008      560,179
               Robert S. Miller, Jr.        48,268,773       89,414
               Robert A. Tinstman           48,268,471       89,716

               Directors whose terms of office continue after the meeting:

               Dorn Parkinson                Leonard R. Judd
               Terry W. Payne                William C. Langley
               Dennis R. Washington          John D. Roach

          (2) Approval of the adoption of the 1997 Stock Option and Incentive Plan for non-employee directors of the Corporation:

               For approval        45,990,735
               Against              2,173,220
               Abstained              194,232

          (3) Ratification of the appointment of Coopers & Lybrand L.L.P. as independent auditors of the Corporation for the year ending November 30, 1997:

               For ratification    48,271,058
               Against                 48,529
               Abstained               38,600

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


                                   MORRISON KNUDSEN CORPORATION



                                   /S/James E. McCallum
                                   --------------------------------------------
                                   Acting Controller and Principal Accounting
                                   Officer, in his respective capacities as such

Date: April 14, 1997

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

27.*        Financial Data Schedule.