Form 10-Q
period 1997-05-31
MORRISON KNUDSEN CORP//
filed 1997-07-15
CIK 906469

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-Q
                                QUARTERLY REPORT


     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                              For the Quarter Ended

                                  MAY 31, 1997

                         Commission File Number 1-12054



                          MORRISON KNUDSEN CORPORATION



                             A Delaware Corporation
                   IRS Employer Identification No. 33-0565601

                   MORRISON KNUDSEN PLAZA, BOISE, IDAHO 83729

                                 208 / 386-5000


At May 31, 1997, 54,038,927 shares of the registrant's $.01 par value common stock were outstanding.

The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and has been subject to such filing requirements for the past 90 days.

     /X/ Yes   / / No

                          MORRISON KNUDSEN CORPORATION
                       QUARTERLY REPORT FORM 10-Q FOR THE
                          SIX MONTHS ENDED MAY 31, 1997


                                TABLE OF CONTENTS

                         PART I.  FINANCIAL INFORMATION

                                                                            PAGE
Item 1.    Condensed Consolidated Financial Statements and Notes Thereto

                Statements of Operations for the Three and Six Months
                Ended May 31, 1997 and 1996                                 I-1

                Balance Sheets at May 31, 1997 and November 30, 1996        I-2

                Statements of Cash Flows for the Six Months Ended
                May 31, 1997 and 1996                                       I-4

                Notes to Financial Statements                               I-5

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        I-12


                           PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings                                                II-1

Item 6.    Exhibits and Reports on Form 8-K                                 II-1


                                   SIGNATURES

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MORRISON KNUDSEN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED MAY 31, 1997 AND 1996 (UNAUDITED)
(IN THOUSANDS EXCEPT PER SHARE DATA)

---------------------------------------------------------------------------------------------------------------
                                                           THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                 MAY 31,                      MAY 31,
                                                          1997           1996           1997            1996
---------------------------------------------------------------------------------------------------------------
Revenue                                                 $414,225        $82,693       $803,755        $144,699
Cost of revenue                                         (395,019)       (76,897)      (766,445)       (135,441)
---------------------------------------------------------------------------------------------------------------
Gross profit                                              19,206          5,796         37,310           9,258
General and administrative expenses                       (5,881)        (3,830)       (11,386)         (9,120)
Goodwill amortization                                       (891)          (105)        (1,796)           (210)
---------------------------------------------------------------------------------------------------------------
Operating income (loss)                                   12,434          1,861         24,128             (72)
Investment income                                          1,435            740          3,485           1,607
Interest expense                                            (218)          (192)          (475)           (382)
Other income (expense), net                                  (60)            73           (127)            116
---------------------------------------------------------------------------------------------------------------
Income before income taxes                                13,591          2,482         27,011           1,269
Income tax expense                                        (6,172)          (868)       (12,588)           (443)
---------------------------------------------------------------------------------------------------------------
Net income                                              $  7,419        $ 1,614       $ 14,423        $    826
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------
Income per share                                            $.14           $.06           $.27            $.03
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------
Common shares used to compute income per share            53,917          29,482        53,875          29,482
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

MORRISON KNUDSEN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
AT MAY 31, 1997 (UNAUDITED) AND NOVEMBER 30, 1996
(THOUSANDS OF DOLLARS EXCEPT SHARE DATA)


ASSETS                                                                                  1997            1996
---------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
Cash and cash equivalents                                                            $  34,451       $  48,310
Accounts receivable, including retentions of $37,275 in 1997
 and $28,348 in 1996                                                                   196,628         222,341
Unbilled receivables                                                                    68,312         101,564
Refundable income taxes, net                                                            11,209          10,806
Current portion of note receivable                                                       3,000           3,000
Investments in and advances to construction joint ventures                              35,897          24,538
Deferred income taxes                                                                   26,703          31,291
Other                                                                                   12,474          17,399
---------------------------------------------------------------------------------------------------------------
Total current assets                                                                   388,674         459,249
---------------------------------------------------------------------------------------------------------------

INVESTMENTS AND OTHER ASSETS
Securities available for sale, at fair value                                            33,233          30,494
Investments in mining ventures                                                          61,119          56,210
Assets held for sale                                                                    18,751          18,853
Cost in excess of net assets acquired, net of accumulated
 amortization of $3,973 in 1997 and $2,177 in 1996                                     138,632         140,677
Note receivable, net of current portion                                                  3,435           4,935
Deferred income taxes                                                                   26,930          31,555
Other                                                                                    8,636          12,330
---------------------------------------------------------------------------------------------------------------
Total investments and other assets                                                     290,736         295,054
---------------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT, AT COST
Construction equipment                                                                 177,500         179,483
Land and improvements                                                                    7,110           7,110
Buildings and improvements                                                              25,965          25,062
Equipment and fixtures                                                                  31,592          30,388
---------------------------------------------------------------------------------------------------------------
Total property and equipment                                                           242,167         242,043
LESS ACCUMULATED DEPRECIATION                                                         (161,335)       (156,709)
---------------------------------------------------------------------------------------------------------------
Property and equipment, net                                                             80,832          85,334
---------------------------------------------------------------------------------------------------------------
Total assets                                                                          $760,242        $839,637
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.


LIABILITIES AND STOCKHOLDERS' EQUITY                                                    1997            1996
---------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
Accounts payable                                                                     $  45,196       $  68,926
Subcontracts payable, including retentions of $20,598 in 1997
 and $27,006 in 1996                                                                    46,496          75,036
Billings in excess of cost and estimated earnings on uncompleted contracts              44,035          49,626
Advances from customers                                                                  5,404          11,280
Estimated costs to complete long-term contracts                                         87,127         100,832
Accrued salaries, wages and benefits                                                    48,231          49,136
Income taxes payable                                                                     2,209           8,255
Other accrued liabilities                                                               25,667          37,513
---------------------------------------------------------------------------------------------------------------
Total current liabilities                                                              304,365         400,604
---------------------------------------------------------------------------------------------------------------
NON-CURRENT LIABILITIES
Postretirement benefit obligation                                                       53,829          53,433
Accrued workers' compensation                                                           27,123          26,061
Pension and deferred compensation liabilities                                           19,718          20,563
Environmental remediation obligations                                                    8,815           8,972
---------------------------------------------------------------------------------------------------------------
Total non-current liabilities                                                          109,485         109,029
---------------------------------------------------------------------------------------------------------------
CONTINGENCIES AND COMMITMENTS (Note 5)
---------------------------------------------------------------------------------------------------------------
REDEEMABLE PREFERRED STOCK, issued 1,799,984 shares of Series A                         18,000          18,000
---------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred stock, 10,000,000 shares authorized,
 1,799,984 redeemable shares of Series A issued and outstanding
Common stock, par value $.01 per share; authorized 100,000,000 shares;
 issued 54,100,946 and 53,808,748                                                          541             538
Capital in excess of par value                                                         245,766         242,669
Stock purchase warrants                                                                  6,560           6,564
Retained earnings                                                                       76,250          61,827
Treasury stock, 62,019 shares, at cost                                                    (682)            --
Unearned compensation - restricted stock                                                   (12)            (19)
Cumulative translation adjustments                                                        (216)           (154)
Net unrealized gain on securities available for sale                                       185             579
---------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                             328,392         312,004
---------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                            $760,242        $839,637
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------

MORRISON KNUDSEN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED MAY 31, 1997 AND 1996 (UNAUDITED)
(THOUSANDS OF DOLLARS)


                                                                                        1997            1996
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                            $ 14,423       $     826
Adjustments to reconcile net income to net cash used in operating activities:
 Depreciation of property and equipment                                                 12,097           4,288
 Amortization of goodwill                                                                1,796             410
 Deferred income taxes                                                                   8,384             --
 Equity in net income of mining ventures, net of dividends received                     (4,740)            --
 Decrease in cash from changes in operating assets and liabilities                     (41,558)         (7,544)
---------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                                   (9,598)         (2,020)
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                                                     (6,740)         (5,046)
Proceeds from disposals of property and equipment                                        2,308           2,160
Purchases of securities available for sale                                              (5,676)            --
Proceeds from sales of securities available for sale                                     2,511             --
Proceeds from collection of note receivable                                              1,500             --
Other investing activities                                                                (326)            (45)
---------------------------------------------------------------------------------------------------------------
Net cash  used in investing activities                                                  (6,423)         (2,931)
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt                                                                --             (219)
Proceeds from stock issued and other                                                     2,162              (2)
---------------------------------------------------------------------------------------------------------------
Cash provided (used) in financing activities                                             2,162            (221)
---------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                   (13,859)          5,172
Cash and cash equivalents at beginning of period                                        48,310          30,035
---------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                            $ 34,451         $24,863
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash paid for:
 Interest                                                                              $   475            $362
 Income taxes                                                                            9,111              15
---------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

MORRISON KNUDSEN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(THOUSANDS OF DOLLARS EXCEPT SHARE DATA)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION: On September 11, 1996, the Corporation (then known as Washington Construction Group, Inc.) acquired the net assets and the engineering and construction, environmental response service and mining service operations of Morrison Knudsen Corporation ("Old MK") in a business combination accounted for as a purchase and changed its name to Morrison Knudsen Corporation. The acquisition of Old MK was an integral part of the reorganization of Old MK pursuant to a plan of reorganization filed by Old MK in the United States Bankruptcy Court for the District of Delaware, which Plan was confirmed by the Bankruptcy Court on August 26, 1996, and became effective concurrently with the business combination on September 11, 1996.

    The Corporation provides global (i) engineering and construction management services to industrial companies, electric utilities and public agencies, (ii) comprehensive environmental and hazardous substance remediation services to governmental and private-sector clients, (iii) diverse heavy construction services for the highway, airport, water resource, railway and commercial building industries, and (iv) mine planning, engineering and contract mining services.

BASIS OF PRESENTATION: The accompanying condensed consolidated financial statements include the accounts of the Corporation and all of its majority-owned subsidiaries. Investments in 20% to 50% owned companies and all construction joint ventures and mining ventures are accounted for by the equity method. The Corporation's proportionate share of construction joint venture and mining venture revenue, cost of revenue and gross profit (loss) is included in the consolidated statements of operations. Intercompany accounts and transactions are eliminated.

    The accompanying unaudited consolidated financial statements and financial statement footnotes should be read in conjunction with the audited consolidated financial statements and financial statement footnotes included in the Corporation's Annual Report on Form 10-K for the year ended November 30, 1996. The comparative consolidated balance sheet and related disclosures at November 30, 1996 have been derived from the audited balance sheet and financial statement footnotes.

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

    The Corporation has a substantial history of making reasonably dependable estimates of the extent of progress towards completion, contract revenue and contract completion costs on its long-term contracts. However, due to uncertainties inherent in the estimation process, it is at least reasonably possible that actual contract completion costs may vary from estimates in the near term.

    The accompanying consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, that in the opinion of management are necessary to a fair presentation of the results of operations and cash flows for the interim periods presented. The results of operations for the six months ended May 31, 1997 are not necessarily indicative of the operating results to be expected for the full year.

CLASSIFICATION OF CURRENT ASSETS AND LIABILITIES: The Corporation includes in current assets and liabilities amounts realizable and payable under contracts that extend beyond one year. Accounts receivable at May 31, 1997 included approximately $3,850 of contract retentions that are not expected to be collected within one year, and $10,891 of short-term marketable securities jointly held with customers as contract retentions, the market values of which approximated the carrying amounts.

PREACQUISITION CONTINGENCIES: The Corporation allocated the purchase price of Old MK to the assets acquired and liabilities assumed, including preacquisition contingencies, on the basis of estimated fair values at September 11, 1996 or, as applicable, reasonable estimates of the preacquisition contingencies the occurrence of which is considered to be probable. The effects of resolving preacquisition contingencies within one year of the acquisition date are reflected as an adjustment to the goodwill recorded at the acquisition date. The effects of resolving preacquisition contingencies after one year from the acquisition date will be recognized in the determination of net income. Unresolved preacquisition contingencies at May 31, 1997, in connection with the acquisition of Old MK on September 11, 1996, include long-term contract obligations, claims for additional revenue, performance guarantees, letters of credit, environmental liabilities, results of government audits and legal proceedings.

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

     The Financial Accounting Standards Board has issued Statement No. 128 EARNINGS PER SHARE. The Corporation will implement the provisions of the Statement in the quarter ending February 28, 1998. The Statement requires, in all instances, the presentation of two earnings per share ("EPS") amounts: basic EPS, which excludes dilution; and diluted EPS, which reflects the potential dilution that could occur if the exercise of options or warrants or conversion of convertible securities resulted in the issuance of common stock. It also requires a reconciliation of the income available to common stockholders and weighted-average shares used in the basic EPS computation to the income available to common stockholders and weighted-average shares plus dilutive potential common shares used in the diluted EPS computation. If the provisions of the Statement were implemented effective December 1, 1996, the amount of basic EPS for the three and six months ended May 31, 1997 would be the same as the income per share amount reported in the accompanying condensed consolidated statements of operations. The hypothetical issuance of shares subject to outstanding stock options and warrants would not have had a dilutive effect on the amounts of basic EPS reported for the three and six months ended May 31, 1997.

     The Financial Accounting Standards Board has issued Statement No. 129 DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURE. The Statement continues the requirements to disclose certain information about an enterprise's capital structure prescribed by previous accounting standards. The Corporation's current disclosures are in compliance with the requirements of the Statement.

     The Financial Accounting Standards Board has issued Statement No. 130 REPORTING COMPREHENSIVE INCOME. The Corporation will implement the provisions of the Statement in the quarter ending February 28, 1999. The Statement requires an enterprise to report certain changes in stockholders' equity that are not reported in net income, except those resulting from investments by and distributions to stockholders, and display these gains and losses below net income in the income statement, in a separate statement that begins with net income or in the statement of changes in stockholders' equity. The provisions of the Statement are limited to issues of reporting and presentation and do not affect matters of recognition and measurement of items of comprehensive income. Consequently, the Corporation does not expect the effect of its adoption of the Statement to be material.

     The Financial Accounting Standards Board has issued Statement No. 131 DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION which supersedes Statement No. 14 FINANCIAL REPORTING FOR SEGMENTS OF A BUSINESS ENTERPRISE. The Corporation will implement the provisions of the Statement for the year ending November 30, 1999.

     Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Statement requires an enterprise to report a measure of segment profit or loss, certain specific revenue and expense items and segment assets. It requires reconciliations of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments to corresponding amounts in the enterprise's financial statements. It requires an enterprise to report information about the revenues derived from its products or services (or groups of similar products and services), about the countries in which the enterprise earns revenues and holds assets, and about major customers regardless of whether that information is used in making operating decisions.

     The Statement also requires an enterprise to report descriptive information about the way that the operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used in the enterprise's financial statements and changes in the measurement of segment amounts from period to period.

     In the initial year of application, comparative information for earlier years is to be restated. The Statement need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application.

     The provisions of the Statement relate primarily to issues of reporting and presentation, and the Corporation does not expect the effect of its adoption of the Statement to be material.

3.  VENTURE SUMMARY FINANCIAL INFORMATION

CONSTRUCTION JOINT VENTURES: The Corporation participates in joint ventures, generally as sponsor and manager of the joint ventures, which are formed to bid, negotiate and complete specific projects, the size, scope and duration of which vary among periods.

----------------------------------------------------------------------------------------------------------
                                                                      (UNAUDITED)
COMBINED FINANCIAL POSITION OF CONSTRUCTION JOINT VENTURES           MAY 31, 1997        NOVEMBER 30, 1996
----------------------------------------------------------------------------------------------------------
Current assets                                                          $239,860              $247,869
Property and equipment, net                                                6,724                 5,684
Current liabilities                                                     (187,189)             (216,763)
----------------------------------------------------------------------------------------------------------
Net assets                                                              $ 59,395              $ 36,790
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------
COMBINED RESULTS OF OPERATIONS OF CONSTRUCTION JOINT VENTURES         (UNAUDITED)           (UNAUDITED)
SIX MONTHS ENDED                                                     MAY 31, 1997          MAY 31, 1996
----------------------------------------------------------------------------------------------------------
Revenue                                                                 $300,607               $51,179
Cost of revenue                                                         (251,602)              (46,316)
----------------------------------------------------------------------------------------------------------
Gross profit                                                            $ 49,005               $ 4,863
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------
CORPORATION'S SHARE OF RESULTS OF OPERATIONS OF CONSTRUCTION
JOINT VENTURES                                                        (UNAUDITED)           (UNAUDITED)
SIX MONTHS ENDED                                                     MAY 31, 1997          MAY 31, 1996
----------------------------------------------------------------------------------------------------------
Revenue                                                                 $125,878               $23,345
Cost of revenue                                                         (110,442)              (21,109)
----------------------------------------------------------------------------------------------------------
Gross profit                                                            $ 15,436               $ 2,236
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------

     Combined financial position at May 31, 1997 and November 30, 1996, and results of operations of construction joint ventures for the six months ended May 31, 1997, reflect ownership interests in and operating results of construction joint ventures acquired in the business combination with Old MK at September 11, 1996.

MINING VENTURES: At May 31, 1997, the Corporation had ownership interests in two unconsolidated mining ventures, MIBRAG mbH (33%) and Westmoreland Resources, Inc. ("Westmoreland Resources") (20%).

----------------------------------------------------------------------------------------------------------
                                                                      (UNAUDITED)
COMBINED FINANCIAL POSITION OF MINING VENTURES                       MAY 31, 1997        NOVEMBER 30, 1996
----------------------------------------------------------------------------------------------------------
Current assets                                                          $316,994              $352,586
Non-current assets                                                       128,864               114,835
Property and equipment, net                                              497,254               509,919
Current liabilities                                                     (102,562)             (128,435)
Long-term debt                                                          (271,398)             (259,084)
Other non-current liabilities                                           (374,439)             (411,432)
----------------------------------------------------------------------------------------------------------
Net assets                                                              $194,713              $178,389
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------
COMBINED RESULTS OF OPERATIONS OF MINING VENTURES                                            (UNAUDITED)
SIX MONTHS ENDED MAY 31,                                                                        1997
----------------------------------------------------------------------------------------------------------
Revenue                                                                                       $198,848
Cost of revenue                                                                               (181,214)
----------------------------------------------------------------------------------------------------------
Gross profit                                                                                  $ 17,634
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------
CORPORATION'S SHARE OF RESULTS OF OPERATIONS OF MINING VENTURES                              (UNAUDITED)
SIX MONTHS ENDED MAY 31,                                                                           1997
----------------------------------------------------------------------------------------------------------
Revenue                                                                                        $63,443
Cost of revenue                                                                                (57,901)
----------------------------------------------------------------------------------------------------------
Gross profit                                                                                   $ 5,542
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------

     The Corporation received dividend distributions of $802 from unconsolidated mining ventures during the six months ended May 31, 1997.

     On December 23, 1996, Westmoreland Coal and four subsidiaries, including Westmoreland Resources, filed for protection under Chapter 11 of the United States Bankruptcy Code. The debtor corporations are in possession of their respective properties and assets and are operating as debtors in possession pursuant to the provisions of the Bankruptcy Code. The debtor corporations have not filed a plan of reorganization as of the date of this quarterly report, but expect to file one in the near term. No assurance can be given that the debtor corporations will be successful in reorganizing their affairs pursuant to the Chapter 11 bankruptcy proceedings. At May 31, 1997, the carrying amount of the Corporation's ownership interest in Westmoreland Resources was $5,689, and the Corporation's proportionate share of Westmoreland Resources' revenue and earning for the six months ended May 31, 1997 was $4,259 and $503, respectively. The Corporation cannot presently predict with any certainty to what extent, if any, its ownership interest in Westmoreland Resources will ultimately be impaired, but such impairment, if any, is not expected to have a material adverse effect on the Corporation's financial position, results of operations or cash flows.

4.  RELATED PARTY TRANSACTIONS

POTENTIAL BUSINESS ACQUISITION FROM A PRINCIPAL STOCKHOLDER: A principal stockholder and Chairman of the Board of Directors of the Corporation disclosed in a public filing with the Securities and Exchange Commission on March 19, 1997 his intent to explore the possible exchange of stock owned by him in an entity which has a 50.1% ownership interest in a copper and molybdenum mine in Butte, Montana, for newly issued shares of the Corporation's common stock having a then current market value of approximately $125,000. The Corporation's Board of Directors has appointed a special committee of three independent directors to evaluate and make a recommendation to the Board regarding such a transaction. The special committee of the Board has retained independent legal counsel and engaged the services of a financial advisor. The

Corporation has agreed to pay all expenses of the special committee, including legal and financial advisory fees and expenses. The public filing also disclosed that any such transaction would be subject to a number of conditions, including approval by the special committee and satisfaction of contractual rights of the minority ownership interest in the mine, if any. There can be no assurance that such a transaction will be completed or, if completed, as to the timing or terms thereof.

TRANSACTIONS WITH AFFILIATES: During the six months ended May 31, 1997 and May 31, 1996, the Corporation rented construction equipment and aircraft, purchased construction equipment and spare parts, mechanical and transportation services from, and made charitable contributions to, affiliates of a principal stockholder and Chairman of the Board of Directors of the Corporation. The Corporation, by agreement dated August 1993, purchases certain administrative, financial and business consulting, public and government relations and aviation services from affiliates of this principal stockholder for an annual fee of $1,140 plus expenses. In addition, the Corporation and a brokerage firm owned by a member of the Board of Directors entered into an agreement with respect to the provision to the Corporation of insurance brokerage services for the period August 1, 1996 through December 31, 1997, pursuant to which the brokerage firm receives an annual fee of $1,280 inclusive of commissions. The costs of these transactions are reported in the accompanying statements of operations as follows:

-------------------------------------------------------------------------------
                                            (UNAUDITED)           (UNAUDITED)
                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                              MAY 31,               MAY 31,
                                          1997      1996        1997      1996
-------------------------------------------------------------------------------
Property and equipment                   $  404    $  394      $  404    $  492
Cost of revenue                           1,322     1,583       2,247     2,524
General and administrative expenses         492       594       1,058     1,053
-------------------------------------------------------------------------------

    The Corporation also participated in a construction joint venture with, performed construction services for, rented and sold equipment to affiliates of a principal stockholder and Chairman of the Board of Directors of the Corporation. The Corporation's investment in the joint venture was $150 at May 31, 1997 and $1,080 at November 30, 1996. The revenue and gross profit from these operations and transactions are reported in the accompanying statements of operations as follows:

-------------------------------------------------------------------------------
                                            (UNAUDITED)           (UNAUDITED)
                                         THREE MONTHS ENDED    SIX MONTHS ENDED
                                              MAY 31,               MAY 31,
                                          1997      1996        1997      1996
-------------------------------------------------------------------------------
Revenue                                    $112    $2,905        $523    $4,381
Gross profit                                 28       596         193       835
-------------------------------------------------------------------------------

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

     According to a report published in August 1996, the EPA estimated that the total remediation costs incurred and to be incurred at the Site will be $120,000. The Corporation is not a party to any agreement regarding an allocation of responsibility, and the EPA has not made an allocation of responsibility among the PRPs. The Corporation's share, if any, of the aggregate environmental liability associated with the Site is not presently determinable and depends upon, among other things, the manner in which liability may be allocated to or among the Corporation or other PRPs associated with the Site, the efficacy of any defenses that the Corporation or such other PRPs may have to any assertion of liability, the willingness and ability of such other PRPs to discharge such liability as may be allocated to them and the outcome of any negotiations or settlement discussions between the Corporation and the EPA and/or such other PRPs. Accordingly, the Corporation has no accrued liability for remediation costs at May 31, 1997.

     Management believes that the ultimate resolution of this matter could have a material adverse effect on the Corporation's financial position and could materially and adversely affect its results of operations and cash flows in one or more periods.

OTHER ENVIRONMENTAL MATTERS: The Corporation assumed a discounted liability of Old MK of $4,000 for the estimated costs of monitoring and treatment of ground water contamination at or adjacent to rail facilities in Boise, Idaho, previously owned by Old MK. In December 1996, the current owner and operator of the facilities qualified for a post-closure permit and assumption of related monitoring and treatment obligations for such facilities. The Corporation has not adjusted the accrued liability pending fulfillment of the obligation by the current owner. The cost, and the Corporation's share thereof, if any, of remediation of the contamination at the facilities cannot be estimated at this time and, accordingly, no liability has been accrued.

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

     The Corporation has recorded an undiscounted liability of Old MK, which at May 31, 1997 was $1,815, for environmental cleanup activities at four other sites. The Corporation estimates that such costs could range from $1,550 to $3,300 in the aggregate.

CONTRACT-RELATED MATTERS: In 1995, Old MK entered into a fixed-price contract with the Texas Natural Resource Conservation Commission ("TNRCC") for construction of a solvent-extraction facility and treatment of contaminated soil at a Superfund site in Texas. The facility is required to meet certain specific treatment and volume performance criteria. The facility is currently processing contaminated waste and is exceeding the treatment criteria, but has not met the volume criteria. On July 7, 1997, TNRCC notified the Corporation that, subject to a sixty-day "cure" period expiring September 5, 1997, TNRCC was terminating the contract due to the failure of the Corporation to fulfill its obligations thereunder. If the treatment facility does not meet the volume criteria by the expiration of the "cure" period or the Corporation does not successfully negotiate modifications that effectively change, among other things, the manner of performance and/or the period for completion of the work, TNRCC may seek to recover up to $13,619 of advances by drawing on an outstanding letter of credit issued at the request of the Corporation (and under which the Corporation would have an obligation to reimburse the issuer for any amounts so drawn). The Corporation has accrued $6,300 for cost overrun contingencies, including potential liquidated damages. While there can be no assurance with respect thereto, the Corporation believes that it can resolve the matter without incurring costs or obligations in excess of such accrual. In addition, the Corporation has asserted claims against TNRCC for additional revenue resulting from customer-caused delays, changed conditions and other causes of unanticipated costs.

     In connection with a 1989 sale of Old MK's ownership interest in a shipbuilding subsidiary, the Corporation assumed a guarantee of port facility industrial revenue bonds of $21,000 through 2002. The former subsidiary has collateralized the bonds with certain assets and has deposited $2,758 in a bond retirement fund at May 31, 1997. The Corporation does not anticipate a loss as a result of this guarantee.

     The Corporation is contingently liable under a residual value guarantee at the termination of a long-term locomotive lease agreement in 2005 between a third-party equipment lessor and one of Old MK's customers relating to the sale by Old MK of 25 remanufactured locomotives to the lessor. The estimated range of the contingent liability is from $2,203 Australian ($1,675 U.S.) at May 31, 1997, increasing over the lease term to $13,876 Australian ($10,547 U.S.) in 2005. The Corporation does not anticipate a loss as a result of this guarantee.

     The Corporation has a number of cost reimbursable contracts with the U.S. government, the allowable costs of which are subject to adjustments upon audit by various agencies of the U.S. government. Audits of the Corporation's allocations of periodic costs of self-insurance programs and general and administrative expenses for years ended 1987 through 1995 are in progress. Proposed claims and cost disallowances aggregate approximately $23,300. The Corporation believes that the government's claims and disallowances are overstated and has an accrued liability at May 31, 1997 of approximately $14,100. The Corporation does not believe that the ultimate cost, which cannot be determined at this time, will exceed the Corporation's accrued liability.

LETTERS OF CREDIT: In the normal course of business, the Corporation causes letters of credit to be issued in connection with contract performance obligations which are not reflected in the balance sheet. The Corporation is obligated to reimburse the issuer of such letters of credit for any payments made thereunder. At May 31, 1997, $51,413 in face amount of such letters of credit were outstanding, including a $13,619 letter of credit issued in connection with the contract performance obligation to TNRCC discussed above. The Corporation has pledged securities available for sale as collateral for its reimbursement obligations in respect of $16,106 in face amount of certain letters of credit.

OTHER: Former shareholders of TMS, Inc. ("TMS"), which was acquired by Old MK in December 1992, filed an action in December 1995 alleging they were falsely induced to enter into an agreement to exchange TMS shares for common stock of Old MK and related noncompetition agreements by Old MK. Plaintiffs seek compensatory damages of $7,500, treble damages, punitive damages of $5,000, pre-and postjudgment interest and attorneys' fees. The Corporation's motion to dismiss the action was granted on May 23, 1997. The plaintiffs filed a notice of appeal regarding the dismissal on June 10, 1997. The Corporation believes that it has insurance coverage for all or a substantial part of any damages that may be awarded in this matter. Although the ultimate outcome of this matter cannot be predicted with certainty, management believes that the outcome will not have a material adverse effect on the Corporation's financial position, results of operations or cash flows.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE CORPORATION'S FINANCIAL POSITION AT MAY 31, 1997 AND ITS RESULTS OF OPERATIONS AND CASH FLOWS FOR THE THREE AND SIX MONTHS THEN ENDED WERE SIGNIFICANTLY IMPACTED BY THE ACQUISITION OF OLD MK ON SEPTEMBER 11, 1996 AND ARE NOT COMPARABLE TO THE CORPORATION'S FINANCIAL POSITION, RESULTS OF OPERATIONS AND CASH FLOWS FOR PRIOR PERIODS.

RESULTS OF OPERATIONS
THREE AND SIX MONTHS ENDED MAY 31, 1997 COMPARED TO
THE THREE AND SIX MONTHS ENDED MAY 31, 1996

THE CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MAY 31, 1997 AND MAY 31, 1996 INCLUDE THE RESULTS OF OLD MK'S OPERATIONS FOR ONLY THE THREE AND SIX MONTHS ENDED MAY 31, 1997.

-------------------------------------------------------------------------------
                                           THREE MONTHS         SIX MONTHS
                                           ENDED MAY 31,       ENDED MAY 31,
(MILLIONS OF DOLLARS)                     1997      1996      1997       1996
-------------------------------------------------------------------------------
Revenue                                 $414.2     $82.7     $803.8     $144.7
Gross profit                              19.2       5.8       37.3        9.3
General and administrative expenses       (5.9)     (3.8)     (11.4)      (9.1)
Goodwill amortization                      (.9)      (.1)      (1.8)       (.2)
Investment income                          1.4        .7        3.5        1.6
Interest expense                           (.2)      (.2)       (.5)       (.4)
Income before income taxes                13.6       2.5       27.0        1.3
Income tax expense                        (6.2)      (.9)     (12.6)       (.5)
Net income                                 7.4       1.6       14.4         .8
-------------------------------------------------------------------------------

REVENUE AND GROSS PROFIT: Revenue and gross profit for the three and six months ended May 31, 1997 increased significantly compared to the three and six months ended May 31, 1996, principally due to the acquisition of Old MK. Gross profit, as a percent of revenue, was 4.6% for the three and six months ended May 31, 1997 compared to 7.0% and 6.4% for the comparable periods of 1996. Gross profit for the three and six months ended May 31, 1997 was increased for changes in estimates on contracts nearing completion by $5.8 million and $4.4 million, respectively. Changes in estimates for contracts in progress reduced gross profit by $4.3 million and $8.2 million for the three and six months ended May 31, 1997, respectively. The primary reason for the reduction in gross profit for the three and six months ended May 31, 1997 was provisions for losses estimated at completion for contracts in progress of $5.8 million and $9.5 million, respectively.


GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses of $9.1 million for the six months ended May 31, 1996 include $1.5 million of expenses for termination and other costs related to the reorganization and consolidation of certain corporate functions from Montana to California. Excluding these nonrecurring expenses, general and administrative expenses for the three and six months ended May 31, 1997 increased $2.1 million and $3.6 million, respectively, from the comparable periods of 1996, principally due to the retention of substantially all of Old MK's administrative functions necessary to support the Corporation's expanded engineering, construction, mining and environmental response services both domestically and internationally.

GOODWILL AMORTIZATION: Goodwill amortization for the three and six months ended May 31, 1997 increased $.8 million and $1.6 million, respectively, from the comparable periods of 1996, reflecting the periodic amortization of the $125.1 million goodwill recorded in connection with the acquisition of Old MK, using the straight-line method over 40 years. Goodwill amortization for 1997 is estimated to be $3.6 million. However, resolution of certain preacquisition contingencies within one year of the acquisition date may effect the amount of goodwill and the related amortization.

INVESTMENT INCOME: Investment income is comprised of (i) earnings from cash equivalents, securities jointly held with customers as contract retentions and securities available for sale, and (ii) interest on a note receivable and anticipated claims for U.S. federal income tax refunds. Investment income for the three and six months ended May 31, 1997 increased $.7 million and $1.9 million, respectively, from the comparable periods of 1996, principally due to interest recognized on claims for U.S. federal income tax refunds and earnings from securities available for sale.

INTEREST EXPENSE: Interest expense for the three and six months ended May 31, 1997 increased slightly from the comparable periods of 1996, principally due to the periodic amortization of the $1.1 million prepaid underwriting fee in connection with the Corporation's five-year, $200.0 million revolving loan and letter of credit facility obtained in the fourth quarter of 1996.

INCOME TAX EXPENSE: The effective tax rates for the three and six months ended May 31, 1997 were 45% and 47%, respectively. These effective rates were greater than the U.S. federal statutory rate of 35%, primarily due to the impact of state and foreign income taxes and expenses which are not deductible in computing taxable income. The income tax expense for the comparable three and six months ended May 31, 1996 was provided at a rate of 35%.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES (THOUSANDS OF DOLLARS)
----------------------------------------------------------------------------
                                                             MAY 31,
(THOUSANDS OF DOLLARS)                                 1997           1996
----------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS:
Beginning of period                                  $48,310        $30,035
End of period                                         34,451         24,863
----------------------------------------------------------------------------
                                                        SIX MONTHS ENDED
                                                             MAY 31,
                                                       1997           1996
----------------------------------------------------------------------------
NET CASH PROVIDED (USED) IN:
Operating activities                                $ (9,598)      $ (2,020)
Investing activities                                  (6,423)        (2,931)
Financing activities                                   2,162           (221)
----------------------------------------------------------------------------

     The Corporation has three principal sources of near-term liquidity: (i) existing cash and equivalents; (ii) cash generated by operations, and (iii) available revolving loan borrowings. Management believes the Corporation's liquidity and capital resources should be sufficient to meet its reasonably foreseeable working capital, capital expenditure and other anticipated cash requirements.

     Cash and equivalents at May 31, 1997 decreased $13.9 million to $34.4 million from $48.3 million at November 30, 1996, reflecting primarily the use of $9.6 million cash for operating activities, $4.4 million for net acquisitions of property and equipment and $3.2 million for net purchases of securities held for sale offset by an aggregate of $3.7 million cash proceeds from stock transactions and note receivable. The Corporation had no outstanding borrowings under its credit facility at May 31, 1997.

     The Corporation anticipates capital expenditures for major construction equipment of approximately $21.0 million during the remainder of 1997 for normal replacement and to meet near-term equipment requirements for new work. Capital expenditures for the six months ended May 31, 1997 were $6.7 million.

     The Corporation may pursue opportunities to complement existing operations through business combinations and ownership interests in ventures, which may require additional financing and utilization of the Corporation's capital resources, and may materially affect the Corporation's financial position, results of operations and cash flows. A principal stockholder and Chairman of the Board of Directors of the Corporation disclosed on March 19, 1997 in a public filing with the Securities and Exchange Commission his intention to explore the possible exchange of stock owned by him in an entity which has a 50.1% ownership interest in a copper and molybdenum mine in Butte, Montana, for newly issued shares of the Corporation's common stock having a then current market value of approximately $125.0 million.

     Depending upon conditions in the capital markets and other factors, the Corporation may from time to time consider the possible issuance of long-term debt or other securities or other capital market transactions.

RECENTLY ISSUED ACCOUNTING STANDARDS

     The Financial Accounting Standards Board has issued Statements No. 123 ACCOUNTING FOR STOCK-BASED COMPENSATION, No. 128 EARNINGS PER SHARE, No. 129 DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURE, No. 130 REPORTING COMPREHENSIVE INCOME and No. 131 DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. See Note 2 "Statements of Financial Accounting Standards" of Notes to Condensed Consolidated Financial Statements for the impact, if any, that recently issued accounting standards are expected to have on the Corporation' financial statements when adopted.

BACKLOG

Backlog of all uncompleted contracts at May 31, 1997 was $3,528 million, compared with $3,520 million at November 30, 1996.

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

     According to a report published in August 1996, the EPA estimated that the total remediation costs incurred and to be incurred at the Site will be $120.0 million. The Corporation is not a party to any agreement regarding an allocation of responsibility, and the EPA has not made an allocation of responsibility among the PRPs. The Corporation's share, if any, of the aggregate environmental liability associated with the Site is not presently determinable and depends upon, among other things, the manner in which liability may be allocated to or among the Corporation or other PRPs associated with the Site, the efficacy of any defenses that the Corporation or such other PRPs may have to any assertion of liability, the willingness and ability of such other PRPs to discharge such liability as may be allocated to them and the outcome of any negotiations or settlement discussions between the Corporation and the EPA and/or such other PRPs. Accordingly, the Corporation has no accrued liability for remediation costs at May 31, 1997.

     Management believes that the ultimate resolution of this matter could have a material adverse effect on the Corporation's financial position and could materially and adversely affect its results of operations and cash flows in one or more periods.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Former shareholders of TMS, Inc. ("TMS"), which was acquired by Old MK in December 1992, filed an action in December 1995 alleging they were falsely induced to enter into an agreement to exchange TMS shares for common stock of Old MK and related noncompetition agreements by Old MK. Plaintiffs seek compensatory damages of $7,500, treble damages, punitive damages of $5,000, pre-and postjudgment interest and attorneys' fees. The Corporation's motion to dismiss the action was granted on May 23, 1997. The plaintiffs filed a notice of appeal regarding the dismissal on June 10, 1997. The Corporation believes that it has insurance coverage for all or a substantial part of any damages that may be awarded in this matter. Although the ultimate outcome of this matter cannot be predicted with certainty, management believes that the outcome will not have a material adverse effect on the Corporation's financial position, results of operations or cash flows.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a)  Exhibits

      FILED IN PART I
      None

      FILED IN PART II
      The Exhibits to this Quarterly Report on Form 10-Q are listed in the
      Exhibit Index contained elsewhere in this Quarterly Report.

 (b)  Reports on Form 8-K

      On March 17, 1997, the registrant filed a current report of Form 8-K to disclose that a principal stockholder and member of the Board of Directors filed an amendment to his Schedule 13D indicating an interest in the possible sale to the registrant of his 50.1% equity interest in a copper and molybdenum mine.

      On April 22, 1997, the registrant filed a current report on Form 8-K to announce the appointment of A. S. Cleberg as Executive Vice President and Chief Financial Officer.

All other items required under Part II are omitted because they are not applicable.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       MORRISON KNUDSEN CORPORATION



                                       /s/ Anthony S. Cleberg
                                       ----------------------------
                                       Executive Vice President and Chief
                                       Financial Officer, in his respective
                                       capacities as such

Date: July 14, 1997

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

EXHIBIT
NUMBER      EXHIBITS
-------     --------

10.1 * The registrant's employment agreement with A. S. Cleberg dated as of April 11, 1997 (1).

10.2 * The registrant's employment agreement with C. Stephen Allred dated as of April 26, 1996 (1).

10.3 * The registrant's employment agreement with S. Y. Chi dated as of April 26, 1996 (1).

10.4 *      The form of the registrant's Indemnification Agreement (filed as
            Exhibit 10.20 to the registrant's Form 10-K Annual Report for fiscal year ended November 30, 1996 and incorporated herein by reference.) A SCHEDULE LISTING THE INDIVIDUALS WITH WHOM THE REGISTRANT HAS ENTERED INTO SUCH AGREEMENTS IS FILED HEREWITH.

27. *       Financial Data Schedule.






------------------------
(1)    Management contract or compensatory plan or arrangement.