Form 10-Q/A
period 1997-05-31
MORRISON KNUDSEN CORP//
filed 1997-07-22
CIK 906469

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549


                                     FORM 10-Q/A
                             AMENDMENT NO. 1 TO FORM 10-Q
                                   QUARTERLY REPORT


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

    /X/ Yes   / / No

This Amendment No. 1 on Form 10-Q/A (this "Amendment") amends Item 1 of the Quarterly Report on Form 10-Q of Morrison Knudsen Corporation for the quarter ended May 31, 1997 (the "Form 10-Q") to include parentheses to designate the decrease in cash and cash equivalents for the six months ended May 31, 1996 in the Condensed Consolidated Statements of Cash Flows. In accordance with Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, this Amendment sets forth the complete text of Item 1 of the Form 10-Q, as amended.



                                      SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                                            MORRISON KNUDSEN CORPORATION


                                            /s/ Anthony S. Cleberg
                                            ----------------------------------
                                            Executive Vice President and
                                            Chief Financial Officer

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
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------

MORRISON KNUDSEN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED MAY 31, 1997 AND 1996 (UNAUDITED)
(THOUSANDS OF DOLLARS)


                                                                                        1997            1996
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                            $ 14,423       $     826
Adjustments to reconcile net income to net cash used in operating activities:
 Depreciation of property and equipment                                                 12,097           4,288
 Amortization of goodwill                                                                1,796             410
 Deferred income taxes                                                                   8,384             --
 Equity in net income of mining ventures, net of dividends received                     (4,740)            --
 Decrease in cash from changes in operating assets and liabilities                     (41,558)         (7,544)
---------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                                   (9,598)         (2,020)
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                                                     (6,740)         (5,046)
Proceeds from disposals of property and equipment                                        2,308           2,160
Purchases of securities available for sale                                              (5,676)            --
Proceeds from sales of securities available for sale                                     2,511             --
Proceeds from collection of note receivable                                              1,500             --
Other investing activities                                                                (326)            (45)
---------------------------------------------------------------------------------------------------------------
Net cash  used in investing activities                                                  (6,423)         (2,931)
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt                                                                --             (219)
Proceeds from stock issued and other                                                     2,162              (2)
---------------------------------------------------------------------------------------------------------------
Cash provided (used) in financing activities                                             2,162            (221)
---------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                              (13,859)         (5,172)
Cash and cash equivalents at beginning of period                                        48,310          30,035
---------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                            $ 34,451         $24,863
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash paid for:
 Interest                                                                              $   475            $362
 Income taxes                                                                            9,111              15
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