Form 10-Q
period 1997-08-31
MORRISON KNUDSEN CORP//
filed 1997-10-20
CIK 906469

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q
                               QUARTERLY REPORT


    Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                             For the Quarter Ended


                                AUGUST 31, 1997



                        Commission File Number 1-12054


[LOGO APPEARS HERE]      MORRISON KNUDSEN CORPORATION



                            A Delaware Corporation
                  IRS Employer Identification No. 33-0565601

                  MORRISON KNUDSEN PLAZA, BOISE, IDAHO 83712

                                208 / 386-5000


At August 31, 1997, 54,236,165 shares of the registrant's $.01 par value common stock were outstanding.

The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and has been subject to such filing requirements for the past 90 days.

   [X] Yes [ ] No

                          MORRISON KNUDSEN CORPORATION
                       QUARTERLY REPORT FORM 10-Q FOR THE
                       THREE MONTHS ENDED AUGUST 31, 1997


                               TABLE OF CONTENTS

                         PART I.  FINANCIAL INFORMATION

                                                                            PAGE
Item 1.    Condensed Consolidated Financial Statements and Notes Thereto

               Statements of Operations for the Three and Nine Months
               Ended August 31, 1997 and 1996                               I-1

               Balance Sheets at August 31, 1997 and November 30, 1996      I-2

               Statements of Cash Flows for the Nine Months Ended
               August 31, 1997 and 1996                                     I-4

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

Item 6.    Exhibits and Reports on Form 8-K                                II-1


                                   SIGNATURES

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MORRISON KNUDSEN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED AUGUST 31, 1997 AND 1996 (UNAUDITED)
(IN THOUSANDS EXCEPT PER SHARE DATA)

------------------------------------------------------------------------------------------------------
                                                       THREE MONTHS ENDED         NINE MONTHS ENDED
                                                           AUGUST 31,                 AUGUST 31,
                                                         1997        1996         1997         1996
------------------------------------------------------------------------------------------------------
Revenue                                                $ 434,288   $ 97,750   $ 1,238,043   $ 242,449
Cost of revenue                                         (413,546)   (92,698)   (1,179,991)   (228,139)
------------------------------------------------------------------------------------------------------
Gross profit                                              20,742      5,052        58,052      14,310
General and administrative expenses                       (5,551)    (5,033)      (16,937)    (14,153)
Goodwill amortization                                       (895)      (185)       (2,691)       (395)
Losses for impairment of long-lived assets                    --    (18,200)           --     (18,200)
------------------------------------------------------------------------------------------------------
Operating income (loss)                                   14,296    (18,366)       38,424     (18,438)
Investment income                                          1,773        605         5,258       2,212
Interest expense                                            (185)      (182)         (660)       (564)
Other income (expense), net                                 (970)       (44)       (1,097)         72
------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                         14,914    (17,987)       41,925     (16,718)
Income tax (expense) benefit                              (6,679)     6,765       (19,267)      6,322
------------------------------------------------------------------------------------------------------
Net income (loss)                                      $   8,235   $(11,222)  $    22,658   $ (10,396)
======================================================================================================
Income (loss) per share                                     $.15      $(.38)         $.42       $(.35)
======================================================================================================
Common shares used to compute income (loss) per share     54,191     29,488        53,979      29,484
======================================================================================================
The accompanying notes are an integral part of the financial statements.

MORRISON KNUDSEN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
AT AUGUST 31, 1997 (UNAUDITED) AND NOVEMBER 30, 1996
(THOUSANDS OF DOLLARS EXCEPT SHARE DATA)


ASSETS                                                            1997         1996
--------------------------------------------------------------------------------------
CURRENT ASSETS

Cash and cash equivalents                                       $  38,991   $  48,310
Accounts receivable, including retentions of $34,507 in 1997
 and $28,348 in 1996                                              188,266     222,341
Unbilled receivables                                               86,934     101,564
Refundable income taxes, net                                        7,836      10,806
Current portion of note receivable                                  3,000       3,000
Investments in and advances to construction joint ventures         38,334      24,538
Deferred income taxes                                              32,039      31,291
Other                                                               9,558      17,399
--------------------------------------------------------------------------------------
Total current assets                                              404,958     459,249
--------------------------------------------------------------------------------------

INVESTMENTS AND OTHER ASSETS
Securities available for sale, at fair value                       36,605      30,494
Investments in mining ventures                                     54,572      56,210
Assets held for sale                                               17,684      18,853
Cost in excess of net assets acquired, net of accumulated
 amortization of $4,869 in 1997 and $2,177 in 1996                137,036     140,677
Note receivable, net of current portion                             2,685       4,935
Refundable income taxes                                             2,508          --
Deferred income taxes                                              41,538      31,555
Other                                                              10,702      12,330
--------------------------------------------------------------------------------------
Total investments and other assets                                303,330     295,054
--------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT, AT COST
Construction equipment                                            172,296     179,483
Land and improvements                                               7,110       7,110
Buildings and improvements                                         26,812      25,062
Equipment and fixtures                                             31,743      30,388
--------------------------------------------------------------------------------------
Total property and equipment                                      237,961     242,043
LESS ACCUMULATED DEPRECIATION                                    (157,900)   (156,709)
--------------------------------------------------------------------------------------
Property and equipment, net                                        80,061      85,334
--------------------------------------------------------------------------------------
Total assets                                                    $ 788,349   $ 839,637
======================================================================================

The accompanying notes are an integral part of the financial statements.

LIABILITIES AND STOCKHOLDERS' EQUITY                                            1997       1996
--------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
Accounts payable                                                              $ 53,975   $ 68,926
Subcontracts payable, including retentions of $20,387 in 1997
   and $27,006 in 1996                                                          42,592     75,036
Billings in excess of cost and estimated earnings on uncompleted contracts      42,900     49,626
Advances from customers                                                          9,567     11,280
Estimated costs to complete long-term contracts                                 84,582    100,832
Accrued salaries, wages and benefits                                            46,235     49,136
Income taxes payable                                                             1,870      8,255
Other accrued liabilities                                                       44,404     37,513
--------------------------------------------------------------------------------------------------
Total current liabilities                                                      326,125    400,604
--------------------------------------------------------------------------------------------------
NON-CURRENT LIABILITIES
Postretirement benefit obligation                                               53,909     53,433
Accrued workers' compensation                                                   31,295     26,061
Pension and deferred compensation liabilities                                   20,304     20,563
Environmental remediation obligations                                            6,122      8,972
--------------------------------------------------------------------------------------------------
Total non-current liabilities                                                  111,630    109,029
--------------------------------------------------------------------------------------------------
CONTINGENCIES AND COMMITMENTS (Note 5)
--------------------------------------------------------------------------------------------------
REDEEMABLE PREFERRED STOCK, issued 1,799,984 shares of Series A                 18,000     18,000
--------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred stock, 10,000,000 shares authorized,
 1,799,984 redeemable shares of Series A issued and outstanding
Common stock, par value $.01 per share; authorized 100,000,000 shares;
 issued 54,298,424 and 53,808,748                                                  543        538
Capital in excess of par value                                                 247,644    242,669
Stock purchase warrants                                                          6,557      6,564
Retained earnings                                                               84,485     61,827
Treasury stock, 62,259 shares, at cost                                            (737)        --
Unearned compensation - restricted stock                                           (12)       (19)
Cumulative translation adjustments                                              (6,324)      (154)
Net unrealized gain on securities available for sale                               438        579
--------------------------------------------------------------------------------------------------
Total stockholders' equity                                                     332,594    312,004
--------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                    $788,349   $839,637
==================================================================================================

MORRISON KNUDSEN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED AUGUST 31, 1997 AND 1996 (UNAUDITED)
(THOUSANDS OF DOLLARS)

                                                                                         1997       1996
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                                    $ 22,658   $(10,396)
Adjustments to reconcile net income (loss) to net cash from operating activities:
 Depreciation of property and equipment                                                17,550      7,131
 Amortization of goodwill                                                               2,691        315
 Provision for impairment losses on long-lived assets                                      --     18,200
 Deferred income taxes                                                                  6,263         --
 Equity in net income of mining ventures, net of dividends received                    (7,805)        --
 Decrease in cash from changes in operating assets and liabilities                    (40,190)   (16,881)
---------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                     1,167     (1,631)
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                                                   (12,875)    (5,909)
Proceeds from disposals of property and equipment                                       2,301      2,152
Purchases of securities available for sale                                            (10,605)        --
Proceeds from sales of securities available for sale                                    4,321         --
Proceeds from collection of note receivable                                             2,250         --
Other investing activities                                                              1,068        (48)
---------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                 (13,540)    (3,805)
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt                                                                --       (332)
Proceeds from stock issued and other                                                    3,054         --
---------------------------------------------------------------------------------------------------------
Cash provided by (used in) financing activities                                         3,054       (332)
---------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                              (9,319)    (5,768)
Cash and cash equivalents at beginning of period                                       48,310     30,035
---------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                           $ 38,991   $ 24,267
=========================================================================================================
Supplemental disclosure of cash paid for:
 Interest                                                                            $    660   $    563
 Income taxes                                                                          10,028        755
Noncash investing activities:
 Property and equipment classified as assets held for sale                                 --     25,324
 Other current assets classified as assets held for sale                                   --        428
 Investment in mining ventures adjusted for cumulative translation adjustments,
  net of taxes                                                                         (5,873)        --
---------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

MORRISON KNUDSEN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(THOUSANDS OF DOLLARS EXCEPT SHARE DATA)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION: On September 11, 1996, the Corporation (then known as Washington Construction Group, Inc.) acquired the net assets and the engineering, construction, environmental response service and mining service operations of Morrison Knudsen Corporation ("Old MK") in a business combination accounted for as a purchase and changed its name to Morrison Knudsen Corporation. The acquisition of Old MK was an integral part of the reorganization of Old MK pursuant to a plan of reorganization filed by Old MK in the United States Bankruptcy Court for the District of Delaware, which Plan was confirmed by the Bankruptcy Court on August 26, 1996, and became effective concurrently with the business combination on September 11, 1996.

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

  The preparation of the Corporation's consolidated financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenue and cost during the reporting periods. Actual results could differ in the near term from those estimates. Due to uncertainties inherent in the process of estimating on its long-term contracts, actual amounts of revenue and costs may vary from estimates in the near term.

  The accompanying consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, that in the opinion of management are necessary to a fair presentation of the results of operations and cash flows for the interim periods presented. The results of operations for the nine months ended August 31, 1997 are not necessarily indicative of the operating results to be expected for the full year.

CLASSIFICATION OF CURRENT ASSETS AND LIABILITIES: The Corporation includes in current assets and liabilities amounts realizable and payable under contracts that extend beyond one year. Accounts receivable at August 31, 1997 included approximately $4,098 of contract retentions that are not expected to be collected within one year, and $8,764 of short-term marketable securities jointly held with customers as contract retentions, the market values of which approximated the carrying amounts.

PREACQUISITION CONTINGENCIES: The Corporation allocated the purchase price of Old MK to the assets acquired and liabilities assumed, including preacquisition contingencies, on the basis of estimated fair values at September 11, 1996. The effects of resolving preacquisition contingencies within approximately one year of the acquisition date are reflected as an adjustment to the goodwill recorded at the acquisition date. The effects of resolving preacquisition contingencies after approximately one year from the acquisition date will be recognized in the determination of net income.

RECLASSIFICATIONS: Certain reclassifications have been made in prior period financial statements to conform to the 1997 presentation.

2.  STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

The Financial Accounting Standards Board Statement No. 123 Accounting for Stock-Based Compensation became effective December 1, 1996. The Statement defines a fair value based method of accounting and reporting for stock-based compensation plans and allows continued use of the intrinsic value based method. The Corporation has elected to continue to use the intrinsic value method, however, the Corporation will make pro forma disclosures of net income and income per share for the year ending November 30, 1997 reflecting the hypothetical effects of the application of the fair value based method of accounting for such plans.

  The Financial Accounting Standards Board has issued Statement No. 128 Earnings Per Share. The Corporation will implement the provisions of the Statement in the quarter ending February 28, 1998. If the provisions of the Statement had been implemented effective December 1, 1996, the amounts of basic EPS for the three and nine months ended August 31, 1997 would be the same as the reported income per share amounts. The hypothetical issuance of shares subject to outstanding stock options and warrants would not have had a dilutive effect on the amounts of basic EPS reported for the three and nine months ended August 31, 1997.

  The Financial Accounting Standards Board has issued Statement No. 129 Disclosure of Information about Capital Structure. The Statement continues the requirements to disclose certain information about an enterprise's capital structure prescribed by previous accounting standards. The Corporation's current disclosures are in compliance with the requirements of the Statement.

  The Financial Accounting Standards Board has issued Statement No. 130 Reporting Comprehensive Income. The Corporation will implement the provisions of the Statement in the quarter ending February 28, 1999. The provisions of the Statement are limited to issues of reporting and presentation.

  The Financial Accounting Standards Board has issued Statement No. 131 Disclosures about Segments of an Enterprise and Related Information which supersedes Statement No. 14 Financial Reporting for Segments of a Business Enterprise. The Statement requires an enterprise to report information about the revenues derived from its products or services (or groups of similar products or services), about the countries in which the enterprise earns revenues and holds assets, and about major customers, regardless of whether that information is used in making operating decisions. The Corporation will implement the provisions of the Statement for the year ending November 30, 1999.

3.  VENTURE SUMMARY FINANCIAL INFORMATION

Generally, the Corporation is jointly and severally liable with its construction joint venture and mining venture partners for project performance and certain financial obligations.

CONSTRUCTION JOINT VENTURES: The Corporation participates in joint ventures, generally as sponsor and manager of the joint ventures, which are formed to bid, negotiate and complete specific projects, the size, scope and duration of which vary among periods.

--------------------------------------------------------------------------------------------------
                                                                (UNAUDITED)
 COMBINED FINANCIAL POSITION OF CONSTRUCTION JOINT VENTURES   AUGUST 31, 1997   NOVEMBER 30, 1996
--------------------------------------------------------------------------------------------------
Current assets                                                   $ 303,083           $ 247,869
Property and equipment, net                                          8,790               5,684
Current liabilities                                               (236,097)           (216,763)
--------------------------------------------------------------------------------------------------
Net assets                                                       $  75,776           $  36,790
==================================================================================================

-----------------------------------------------------------------------------------------
COMBINED RESULTS OF OPERATIONS OF CONSTRUCTION JOINT VENTURES    (UNAUDITED)  (UNAUDITED)
NINE MONTHS ENDED AUGUST 31,                                        1997         1996
-----------------------------------------------------------------------------------------
Revenue                                                           $ 593,337     $103,252
Cost of revenue                                                    (527,974)     (94,407)
-----------------------------------------------------------------------------------------
Gross profit                                                      $  65,363     $  8,845
=========================================================================================

-----------------------------------------------------------------------------------------
CORPORATION'S SHARE OF RESULTS OF OPERATIONS OF CONSTRUCTION
 JOINT VENTURES                                                  (UNAUDITED)  (UNAUDITED)
NINE MONTHS ENDED AUGUST 31,                                        1997         1996
-----------------------------------------------------------------------------------------
Revenue                                                           $ 232,431     $ 43,076
Cost of revenue                                                    (207,502)     (39,389)
-----------------------------------------------------------------------------------------
Gross profit                                                      $  24,929     $  3,687
=========================================================================================

MINING VENTURES: At August 31, 1997, the Corporation had ownership interests in two unconsolidated mining ventures, MIBRAG mbH (33%) and Westmoreland Resources, Inc. ("Westmoreland Resources") (20%).

-------------------------------------------------------------------------------------------------------
                                                                     (UNAUDITED)
         COMBINED FINANCIAL POSITION OF MINING VENTURES            AUGUST 31, 1997   NOVEMBER 30, 1996
-------------------------------------------------------------------------------------------------------
Current assets                                                        $ 306,879           $ 352,586
Non-current assets                                                      109,203             114,835
Property and equipment, net                                             472,669             509,919
Current liabilities                                                     (99,957)           (128,435)
Long-term debt                                                         (258,255)           (259,084)
Other non-current liabilities                                          (355,006)           (411,432)
-------------------------------------------------------------------------------------------------------
Net assets                                                            $ 175,533           $ 178,389
=======================================================================================================

-------------------------------------------------------------------------------------------------------
COMBINED RESULTS OF OPERATIONS OF MINING VENTURES                                           (UNAUDITED)
NINE MONTHS ENDED AUGUST 31,                                                                   1997
-------------------------------------------------------------------------------------------------------
Revenue                                                                                      $ 276,020
Cost of revenue                                                                               (248,727)
-------------------------------------------------------------------------------------------------------
Gross profit                                                                                 $  27,293
=======================================================================================================

-------------------------------------------------------------------------------------------------------
CORPORATION'S SHARE OF RESULTS OF OPERATIONS OF MINING VENTURES                             (UNAUDITED)
NINE MONTHS ENDED AUGUST 31,                                                                   1997
-------------------------------------------------------------------------------------------------------
Revenue                                                                                      $  87,731
Cost of revenue                                                                                (79,125)
-------------------------------------------------------------------------------------------------------
Gross profit                                                                                 $   8,606
=======================================================================================================

  The Corporation received dividend distributions of $802 from mining ventures during the nine months ended August 31, 1997.

  On December 23, 1996, Westmoreland Coal and four subsidiaries, including Westmoreland Resources, filed for protection under Chapter 11 of the United States Bankruptcy Code. The debtor corporations are in possession of their respective properties and assets and are operating as debtors in possession pursuant to the provisions of the Bankruptcy Code. The debtor corporations have not filed a plan of reorganization as of the date of this quarterly report, but expect to file one in the near term. No assurance can be given that the debtor corporations will be successful in reorganizing their affairs pursuant to the Chapter 11 bankruptcy proceedings. At August 31, 1997, the carrying amount of the Corporation's ownership interest in Westmoreland Resources was $5,923, and the Corporation's proportionate share of Westmoreland Resources' revenue and earnings included in the accompanying condensed consolidated statement of operations for the nine months ended August 31, 1997 was $6,414 and $736, respectively. The Corporation believes that the outcome of the bankruptcy proceedings will not have a material adverse effect on its ownership interest in Westmoreland Resources.

4.  RELATED PARTY TRANSACTIONS

BUSINESS ACQUISITION: On August 25, 1997, the Corporation's Board of Directors, upon the recommendation of a special committee of three independent directors, approved an agreement in principle to purchase from a principal stockholder and Chairman of the Board of Directors the outstanding capital stock of Montana Resources, Inc. ("MRI"), which owns a 50.1% ownership interest in a copper and molybdenum mine in Butte, Montana, in exchange for 2,200,000 newly issued shares of the Corporation's Series B convertible preferred stock for an estimated purchase price of $117,415, including $4,415 of estimated transaction costs. The consummation of the transaction is conditioned upon, among other things, approval by the Corporation's stockholders and compliance with applicable regulatory requirements.

OTHER TRANSACTIONS: During the nine months ended August 31, 1997 and August 31, 1996, the Corporation rented construction equipment and aircraft, and purchased construction equipment, spare parts, mechanical and transportation services from affiliates of a principal stockholder and Chairman of the Board of Directors of the Corporation. The Corporation, by certain agreements dated August 1, 1993, purchases certain administrative, financial and business consulting, public and government relations and aviation services from affiliates of this principal stockholder for an aggregate annual fee of $1,140 plus expenses. In addition, the Corporation and a brokerage firm owned by a member of the Board of Directors entered into an agreement with respect to the provision to the Corporation of insurance brokerage services for the period from August 1, 1996 through December 31, 1997, pursuant to which the brokerage firm receives an annual fee of $1,280 inclusive of commissions. The costs of these transactions are reported in the accompanying condensed consolidated financial statements as follows:

------------------------------------------------------------------------------------
                                           (UNAUDITED)             (UNAUDITED)
                                       THREE MONTHS ENDED       NINE MONTHS ENDED
                                           AUGUST 31,              AUGUST 31,
                                       1997         1996        1997         1996
------------------------------------------------------------------------------------
Property and equipment                 $ --       $   53       $  404      $  545
Cost of revenue                         859        1,950        3,106       4,474
General and administrative expenses     412          635        1,470       1,688
------------------------------------------------------------------------------------

  The Corporation also participated in a construction joint venture with, performed construction services for, and rented and sold equipment to, affiliates of a principal stockholder and Chairman of the Board of Directors of the Corporation. The Corporation's investment in the joint venture was $634 at August 31, 1997 and $1,080 at November 30, 1996. The revenue and gross profit from these operations and transactions are included in the accompanying statements of operations as follows:


----------------------------------------------------------------
                    (UNAUDITED)                 (UNAUDITED)
                THREE MONTHS ENDED           NINE MONTHS ENDED
                    AUGUST 31,                  AUGUST 31,
                1997          1996           1997         1996
----------------------------------------------------------------
Revenue        $1,274        $1,595         $1,797       $5,976
Gross profit        8           162            201          997
----------------------------------------------------------------

5.  CONTINGENCIES AND COMMITMENTS

PREACQUISITION CONTINGENCIES: The Corporation allocated the purchase price of Old MK to the assets acquired and liabilities assumed, including preacquisition contingencies, on the basis of estimated fair values at September 11, 1996. Resolution and revaluation of certain preacquisition contingencies and the recent tax law change extending the net operating loss carryforward ("NOL") period from 15 to 20 years, resulted in a net decrease in goodwill of $950. The extension of the NOL carryforward period resulted in a decrease to goodwill of $19,688 after adjusting the valuation allowance related to the deferred tax asset. This decrease was offset by an accrual for preacquisition contingencies of $18,738, primarily for legal proceedings.

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

  According to a report published in August 1996, the EPA estimated that the total remediation costs incurred and to be incurred at the Site will be $120,000. The Corporation is not a party to any agreement regarding an allocation of responsibility, and the EPA has not made an allocation of responsibility among the PRPs. The Corporation's share, if any, of the aggregate environmental liability associated with the Site is not presently determinable and depends upon, among other things, the manner in which liability may be allocated to or among the Corporation or other PRPs associated with the Site, the efficacy of any defenses that the Corporation or such other PRPs may have to any assertion of liability, the willingness and ability of such other PRPs to discharge such liability as may be allocated to them and the outcome of any negotiations or settlement discussions between the Corporation and the EPA and/or such other PRPs. Accordingly, the Corporation has no accrued liability for remediation costs at August 31, 1997.

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

  The Corporation has recorded an aggregate undiscounted liability of Old MK, which at August 31, 1997 was $3,122 for environmental cleanup activities at four other sites. The Corporation estimates that such costs could range from $2,600 to $4,100 in the aggregate. Because the environmental liability associated with ground water contamination at or adjacent to rail facilities in Boise formerly operated by Old MK is being fulfilled by the current owner and operator of those facilities, the Corporation reduced its accrual for environmental liabilities by $4,000.

CONTRACT-RELATED MATTERS: In 1995, Old MK entered into a fixed-price contract with the TNRCC for construction of a solvent-extraction facility and treatment of contaminated soil at a Superfund site in Texas. The contract requires the facility to meet certain specific treatment and volume performance criteria. The facility has been processing contaminated waste and exceeding the treatment criteria, but has not met the volume criteria. On July 7, 1997, TNRCC notified the Corporation that, subject to a ninety-day "cure" period, TNRCC was terminating the contract due to the failure of the Corporation to fulfill its obligations thereunder. This cure period has been extended by agreement between the Corporation and TNRCC to October 31, 1997. If the treatment facility does not meet the volume criteria by the expiration of the extended cure period or the Corporation does not successfully negotiate modifications that extend the cure period further and effectively change, among other things, the manner of performance and/or the period for completion of the work, TNRCC may seek to recover up to $13,619 of advances by drawing on an outstanding letter of credit issued at the request of the Corporation (and under which the Corporation would have an obligation to reimburse the issuer for any amounts so drawn). At August 31, 1997, the Corporation has provided for the estimated costs to complete the contract. While there can be no assurance with respect thereto, the Corporation believes that it can resolve the matter without incurring costs or obligations in excess of such accrual. In addition, the Corporation has asserted claims against TNRCC for additional revenue resulting from customer-caused delays, changed conditions and other causes of unanticipated costs.

  The Corporation has a number of cost reimbursable contracts with the U.S. government, the allowable costs of which are subject to adjustments upon audit by various agencies of the U.S. government. Audits of the Corporation's allocations of periodic costs of self-insurance programs and general and administrative expenses for years ended 1987 through 1995 are in progress. Proposed claims and cost disallowances aggregate approximately $24,000. The Corporation believes that the government's claims and disallowances are overstated and has an accrued liability at August 31, 1997 of approximately $16,000. The Corporation does not believe that the ultimate cost, which cannot be determined at this time, will exceed the Corporation's accrued liability.

LETTERS OF CREDIT: In the normal course of business, the Corporation causes letters of credit to be issued in connection with contract performance obligations which are not reflected in the balance sheet. The Corporation is obligated to reimburse the issuer of such letters of credit for any payments made thereunder. At August 31, 1997, $47,892 in face amount of such letters of credit were outstanding, including a $13,619 letter of credit issued in connection with the contract performance obligation to TNRCC discussed above. The Corporation has pledged securities available for sale as collateral for its reimbursement obligations in respect of $6,106 in face amount of certain letters of credit.

OTHER: On July 18, 1997, a purported class action complaint (the "Blyler Complaint") was filed in the United States District Court for the District of Idaho (John B. Blyler and Malcolm J. Corse v. William J. Agee. et. al., Civil Action No. 97-0332-S-BLW). The action purports to be brought under the Employee Retirement Income Security Act ("ERISA") on behalf of participants in the Old MK Employee Stock Ownership Plan ("ESOP") and/or Old MK's 401(k) Savings Plan ("401(k) Plan") to recover account losses resulting from alleged breaches of fiduciary duty by the fiduciaries of the two plans. The Blyler Complaint alleges, among other things, that beginning on December 31, 1993, and continuing through the completion of the bankruptcy reorganization of Old MK in September 1996, the defendants breached their fiduciary duties to the plans by: (i) causing the plans to retain Old MK stock at a time when the stock was an unsuitable investment for the retirement plans; (ii) failing to retain independent and impartial fiduciaries who would have recommended the sale of Old MK stock by the plans; and (iii) failing to protect and represent the interests of the plan participants and beneficiaries with respect to potential claims relating to the unsuitability of the investment in Old MK stock.

  The Corporation believes that it has insurance coverage for all or a substantial part of any damages that may be awarded in the matter. Although the ultimate outcome of this matter cannot be predicted with certainty, management believes that the outcome will not have a material adverse effect on the Corporation's financial position, results of operation or cash flows.

  Former shareholders of TMS, Inc. ("TMS"), which was acquired by Old MK in December 1992, filed an action in December 1995 alleging they were falsely induced to enter into an agreement to exchange TMS shares for common stock of Old MK and related noncompetition agreements by Old MK. Plaintiffs seek compensatory damages of $7,500, treble damages, punitive damages of $5,000, pre-and postjudgment interest and attorneys' fees. The Corporation's motion to dismiss the action was granted on May 23, 1997. The plaintiffs' notice of appeal regarding the dismissal was pending as of the date of this report. The Corporation believes that it has insurance coverage for all or a substantial part of any damages that may be awarded in this matter. Although the ultimate outcome of this matter cannot be predicted with certainty, management believes that the outcome will not have a material adverse effect on the Corporation's financial position, results of operations or cash flows.

  On September 12, 1997, a purported stockholder's derivative action was commenced pursuant to a complaint (the "Radwell Complaint") filed in the Court of Chancery of the State of Delaware in and for New Castle County (Martin Radwell v. Dennis R. Washington, et. al., Civil Action No. 15934) against members of the Corporation's Board of Directors (the "Individual Defendants"), MRI and the Corporation (as nominal defendant). The Radwell Complaint alleges, among other things, that: (i) the Individual Defendants have breached fiduciary duties of loyalty, care and good faith owed to the Corporation and its stockholders by pursuing the acquisition of MRI from Washington; (ii) the transaction is, among other things, substantively unfair and inadequate from the Corporation's standpoint; and (iii) the Corporation has sustained and will continue to sustain serious damage and irreparable injury. The Radwell Complaint seeks, among other things, preliminary and permanent injunctive relief against the Individual Defendants and MRI or, alternatively, compensatory damages from the named defendants. The Corporation has been advised that the Individual Defendants and MRI deny all allegations of wrongdoing set forth in the Radwell Complaint and intend to seek the dismissal of the Action.

  In addition to the foregoing, there are various other claims, lawsuits, disputes with third parties, investigations and administrative proceedings against the Corporation and its subsidiaries arising out of the conduct of their business activities, none of which is expected to have a material adverse effect on the Corporation's financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE CORPORATION'S FINANCIAL POSITION AT AUGUST 31, 1997 AND ITS RESULTS OF OPERATIONS AND CASH FLOWS FOR THE THREE AND NINE MONTHS THEN ENDED WERE SIGNIFICANTLY IMPACTED BY THE ACQUISITION OF OLD MK ON SEPTEMBER 11, 1996 AND ARE NOT COMPARABLE TO THE CORPORATION'S FINANCIAL POSITION, RESULTS OF OPERATIONS AND CASH FLOWS FOR PRIOR PERIODS.

RESULTS OF OPERATIONS
THREE AND NINE MONTHS ENDED AUGUST 31, 1997 COMPARED TO
THE THREE AND NINE MONTHS ENDED AUGUST 31, 1996

The consolidated results of operations for the three and nine months ended August 31, 1997 and August 31, 1996 include the results of Old MK's operations for only the three and nine months ended August 31, 1997.

-------------------------------------------------------------------------------------
                                              THREE MONTHS ENDED   NINE MONTHS ENDED
                                                   AUGUST 31,          AUGUST 31,
(MILLIONS OF DOLLARS)                           1997       1996      1997      1996
-------------------------------------------------------------------------------------
Revenue                                         $434.3    $ 97.7   $1,238.0   $242.4
Gross profit                                      20.7       5.0       58.0     14.3
General and administrative expenses               (5.6)     (5.0)     (16.9)   (14.2)
Goodwill amortization                              (.9)      (.2)      (2.7)     (.3)
Losses for impairment of long-lived assets          --     (18.2)        --    (18.2)
Investment income                                  1.8        .6        5.3      2.2
Interest expense                                   (.2)      (.2)       (.7)     (.6)
Other income (expense), net                       (1.0)       --       (1.1)      .1
Income (loss) before income taxes                 14.9     (18.0)      41.9    (16.7)
Income tax (expense) benefit                      (6.7)      6.8      (19.2)     6.3
Net income (loss)                                  8.2     (11.2)      22.7    (10.4)
-------------------------------------------------------------------------------------

REVENUE AND GROSS PROFIT: Revenue and gross profit for the three and nine months ended August 31, 1997 increased significantly compared to the three and nine months ended August 31, 1996, principally due to the acquisition of Old MK. Gross profit, as a percent of revenue, was 4.8% and 4.7% for the three and nine months ended August 31, 1997 compared to 5.2% and 5.9% for the comparable periods of 1996.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses of $14.2 million for the nine months ended August 31, 1996 include $1.5 million of expenses for termination and other costs related to the reorganization and consolidation of certain corporate functions from Montana to California. Excluding these nonrecurring expenses, general and administrative expenses for the three and nine months ended August 31, 1997 increased $.6 million and $4.2 million, respectively, from the comparable periods of 1996, principally due to the retention of substantially all of Old MK's administrative functions necessary to support the Corporation's expanded engineering, construction, environmental response services and mining service operations both domestically and internationally.

GOODWILL AMORTIZATION: Goodwill amortization for the three and nine months ended August 31, 1997 increased $.8 million and $2.4 million, respectively, from the comparable periods of 1996, reflecting the periodic amortization of the $124.1 million goodwill recorded in connection with the acquisition of Old MK, using the straight-line method over 40 years. Goodwill amortization for 1997 is estimated to be $3.6 million. See Note 5 "Contingencies and Commitments" of Notes to Condensed Consolidated Financial Statements.

LOSSES FOR IMPAIRMENT OF LONG-LIVED ASSETS: On November 8, 1996, the Corporation's Board of Directors approved a plan to offer for sale certain assets of a non-core subsidiary and the Corporation recognized an impairment loss of $6.5 million to reduce the carrying amount of the assets to their estimated fair value. In addition, the Corporation recognized estimated aggregate impairment losses of $11.7 million at August 31, 1996, based on appraisals of fair values, stemming from its decisions to (i) sell certain land previously held for lease and (ii) change the use of its Highland, California, property by consolidating certain administrative and operating functions and moving its headquarters to Boise, Idaho.

INVESTMENT INCOME: Investment income is comprised of (i) earnings from cash equivalents, securities jointly held with customers as contract retentions and securities available for sale, and (ii) interest on a note receivable and anticipated claims for U.S. federal income tax refunds. Investment income for the three and nine months ended August 31, 1997 increased $1.2 million and $3.1 million, respectively, from the comparable periods of 1996, principally due to interest recognized on claims for U.S. federal income tax refunds and earnings from securities available for sale.

INTEREST EXPENSE: Interest expense for the three and nine months ended August 31, 1997 increased slightly from the comparable periods of 1996, principally due to the periodic amortization of the $1.1 million prepaid underwriting fee in connection with the Corporation's five-year, $200 million revolving loan and letter of credit facility obtained in the fourth quarter of 1996.

OTHER INCOME (EXPENSE), NET: Other expense for the three and nine months ended August 31, 1997 increased over the comparable periods in 1996 primarily due to a $.8 million loss from the sale of the Corporation's equity investment in a foreign bank.

INCOME TAX EXPENSE: The effective tax rates for the three and nine months ended August 31, 1997 were 45% and 46%, respectively. These effective rates were greater than the U.S. federal statutory rate of 35%, primarily due to the impact of (i) state and foreign income taxes and (ii) expenses which are not deductible in computing taxable income. The income tax benefit for the comparable three and nine months ended August 31, 1996 was recognized at a rate of 35%.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES (THOUSANDS OF DOLLARS)

-----------------------------------------------------
                                      AUGUST 31,
                                   1997        1996
-----------------------------------------------------
CASH AND CASH EQUIVALENTS:
Beginning of period               $ 48,310   $30,035
End of period                       38,991    24,267
-----------------------------------------------------
                                  NINE MONTHS ENDED
                                      AUGUST 31,
                                    1997       1996
-----------------------------------------------------
NET CASH PROVIDED (USED) IN:
Operating activities              $  1,167   $(1,631)
Investing activities               (13,540)   (3,805)
Financing activities                 3,054      (332)
-----------------------------------------------------

  The Corporation has three principal sources of near-term liquidity: (i) existing cash and cash equivalents; (ii) cash generated by operations, and (iii) available revolving loan borrowings. Management believes the Corporation's liquidity and capital resources should be sufficient to meet its reasonably foreseeable working capital, capital expenditure and other anticipated cash requirements.

  Cash and cash equivalents at August 31, 1997 decreased $9.3 million to $39.0 million from $48.3 million at November 30, 1996, reflecting primarily expenditures of $10.6 million for net acquisitions of property and equipment and $6.3 million for net purchases of securities held for sale, offset by $1.2 million provided by operating activities and an aggregate of $5.3 million cash proceeds from stock transactions and payments on a note receivable. The Corporation had no outstanding borrowings under its credit facility at August 31, 1997.

  The Corporation is subject to foreign currency translation and exchange risks, primarily with regard to its mining venture in Germany. At August 31, 1997 and November 30, 1996, the cumulative adjustments for translation losses net of related income tax benefits was $6.3 million and $.2 million, respectively. For the nine months ended August 31, 1997, the Corporation realized a pretax gain of $.4 million on foreign currency exchange transactions. The Corporation had no foreign operations prior to the acquisition of Old MK on September 11, 1996.

  The Corporation anticipates capital expenditures for major construction equipment of approximately $14.4 million during the remainder of 1997 for normal replacement and to meet near-term equipment requirements for new work. Capital expenditures for the nine months ended August 31, 1997 were $12.9 million.

  As discussed in Note 5 "Contingencies and Commitments," in connection with a fixed-price contract for the construction of a solvent extraction facility and treatment of contaminated soil at a Superfund site in Texas, the TNRCC may seek to recover up to $13,619 of advances by drawing on an outstanding letter of credit under which the Corporation would have an obligation to reimburse the issuer for any amounts drawn.

  On August 25, 1997, the Corporation's Board of Directors, upon the recommendation of a special committee of three independent directors, approved an agreement in principle to purchase from a principal stockholder and Chairman of the Board of Directors the outstanding capital stock of MRI, which owns a 50.1% ownership interest in a copper and molybdenum mine in Butte, Montana, in exchange for 2,200,000 newly issued shares of the Corporation's Series B convertible preferred stock for an estimated purchase price of $117,415, including $4,415 of estimated transaction costs. The consummation of the transaction is conditioned upon, among other things, approval by the Corporation's stockholders and compliance with applicable regulatory requirements.

  The Corporation may pursue other opportunities to complement existing operations through business combinations and ownership interests in ventures, which may require additional financing and utilization of the Corporation's capital resources, and may materially affect the Corporation's financial position, results of operations and cash flows.

  Depending upon conditions in the capital markets and other factors, the Corporation may from time to time consider the possible issuance of long-term debt or other securities or other capital market transactions.

RECENTLY ISSUED ACCOUNTING STANDARDS

The Financial Accounting Standards Board has issued Statements No. 123 Accounting for Stock-Based Compensation, No. 128 Earnings Per Share, No. 129 Disclosure of Information about Capital Structure, No. 130 Reporting Comprehensive Income and No. 131 Disclosures about Segments of an Enterprise and Related Information. See Note 2 "Statements of Financial Accounting Standards" of Notes to Condensed Consolidated Financial Statements for the impact, if any, that recently issued accounting standards are expected to have on the Corporation's financial statements when adopted.

BACKLOG

Backlog of all uncompleted contracts at August 31, 1997 was $3,607 million, compared with $3,520 million at November 30, 1996.

ENVIRONMENTAL CONTINGENCY

The United States Environmental Protection Agency ("EPA") has notified the Corporation and approximately 20 other parties that each is a potentially responsible party ("PRP") with regard to hazardous substances generated or disposed of at the Summitville Mine Superfund Site. See Note 5 "Contingencies and Commitments" of Notes to Condensed Consolidated Financial Statements.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS (IN THOUSANDS)

The information regarding legal proceedings set forth under the caption "Other" in Note 5 "Contingencies and Commitments" of Notes to Condensed Consolidated Financial Statements is incorporated by reference in response to this Item 1.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

       Filed in Part I
       None

       Filed in Part II
       The Exhibits to this Quarterly Report on Form 10-Q are listed in the
       Exhibit Index contained elsewhere in this Quarterly Report.

  (b)  Reports on Form 8-K

       On July 29, 1997, the registrant filed a current report of Form 8-K to announce the appointment of Douglas L. Brigham as Vice President and Controller and Frank S. Finlayson as Vice President and Treasurer.

       On August 25, 1997, the registrant filed a current report of Form 8-K to disclose that, upon the recommendation of a special committee of independent directors, the Corporation's Board of Directors had approved an agreement in principle regarding the purchase by the Corporation of MRI.

All other items required under Part II are omitted because they are not applicable.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    MORRISON KNUDSEN CORPORATION



                                    /s/ Anthony S. Cleberg
                                    --------------------------------------------
                                    Executive Vice President and
                                    Chief Financial Officer,
                                    in his respective capacities as such

Date: October 20, 1997

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

EXHIBIT
NUMBER      EXHIBITS
------      --------


27. * Financial Data Schedule.