Form 10-K
period 1997-11-30
MORRISON KNUDSEN CORP//
filed 1998-02-10
CIK 906469

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K
                                 ANNUAL REPORT

     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                           For the Fiscal Year Ended

                               NOVEMBER 30, 1997

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

At January 16, 1998, 54,241,507 shares of the registrant's $.01 par value common stock were outstanding. Such common stock and warrants to purchase an aggregate of 2,760,225 shares of such common stock are listed on the New York Stock Exchange and registered pursuant to Section 12(b) of the Securities Exchange Act. The registrant has no securities registered under Section 12(g) of the Securities Exchange Act.

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

Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                      [X] Yes     [ ] No

          AGGREGATE MARKET VALUE OF COMMON STOCK HELD BY NONAFFILIATES

At January 16, 1998, the aggregate market value of the registrant's common stock held by nonaffiliates of the registrant, based on the New York Stock Exchange closing price on January 16, 1998, was approximately $341,938,914, excluding $203,866,250 market value of 20,260,000 shares which are assumed to be held by affiliates of the registrant for the purposes of this calculation.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for its annual meeting of stockholders to be held on April 8, 1998, which is expected to be filed with the Securities and Exchange Commission not later than March 31, 1998, are incorporated by reference into Part III of this Annual Report on Form 10-K. In the event such proxy statement is not so filed by March 31, 1998, the required information will be filed as an amendment to this Annual Report on Form 10-K no later than such date.

                          MORRISON KNUDSEN CORPORATION
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED NOVEMBER 30, 1997


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

                                    PART II

Item 5.    Market for the Registrant's Common Stock and Related
           Stockholder Matters                                  II-1

Item 6.    Selected Financial Data                              II-2

Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                  II-3

Item 7A.   Quantitative and Qualitative Disclosure About Market
           Risk                                                 II-8

Item 8.    Financial Statements and Supplementary Data          II-9

Item 9.    Change in and Disagreements with Accountants on
           Accounting and Financial Disclosure                  II-34

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant   III-1

Item 11.   Executive Compensation                               III-1

Item 12.   Security Ownership of Certain Beneficial Owners and
           Management                                           III-1

Item 13.   Certain Relationships and Related Transactions       III-1

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedule and Reports
           on Form 8-K                                          IV-1

                                   SIGNATURES

This Annual Report on Form 10-K and other reports and statements filed by Morrison Knudsen Corporation (the "Corporation") from time to time with the Securities and Exchange Commission (collectively, "SEC Filings") contain or may contain forward-looking statements. When used in SEC Filings, the words "anticipate," "believe," "estimate," "expect" "future," "intend," "plan," "should" and similar expressions identify such forward-looking statements. Such forward-looking statements are necessarily based on various assumptions and estimates and are inherently subject to various risks and uncertainties, including, in addition to any risks and uncertainties disclosed in the text surrounding such statements or elsewhere in the SEC Filings, risks and uncertainties relating to the possible invalidity of the underlying assumptions and estimates and possible changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions and actions taken or omitted to be taken by third parties, including the Corporation's customers, suppliers, business partners and competitors and legislative, regulatory, judicial and other governmental authorities and officials. Should the Corporation's assumptions or estimates prove to be incorrect, or should one or more of these risks or uncertainties materialize, actual amounts, results, events and circumstances may vary significantly from those reflected in such forward-looking statements.

                                     PART I

ITEM 1. BUSINESS
(In thousands of dollars except per share data)

  Unless the context otherwise requires, references to 1997, 1996 and 1995 are references to the Corporation's fiscal years ended November 30, 1997, 1996 and 1995, respectively.

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

  The Corporation also participates in construction joint ventures, often as sponsor and manager of projects, which are formed for the sole purpose of bidding, negotiating and completing specific projects. In addition, the Corporation participates in the following mining ventures: Westmoreland Resources, Inc., a coal mining company in Montana, and MIBRAG mbH, a company that operates lignite coal mines and power plants in Germany. See Note 6. "Ventures" of Notes to Consolidated Financial Statements in Part II of this Annual Report on Form 10-K ("Notes to Consolidated Financial Statements").

  The Corporation was originally formed in Delaware on April 28, 1993 under the name Kasler Holding Company to become the parent company of WCG Holdings, Inc. ("WCG") and Kasler Corporation ("Kasler"), companies active in the infrastructure, contract mining, environmental remediation, commercial construction and construction materials markets. In April 1996, the name of the Corporation was changed from Kasler Holding Company to Washington Construction Group, Inc.

  On September 11, 1996, the Corporation acquired the net assets and the engineering and construction operations of Morrison Knudsen Corporation, a Delaware corporation ("Old MK"), in a transaction structured as a merger of Old MK with and into the Corporation, and changed its name to Morrison Knudsen Corporation. The acquisition of Old MK was an integral part of the reorganization of Old MK pursuant to a plan of reorganization (the "Plan") filed by Old MK in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"), which Plan was confirmed by the Bankruptcy Court on August 26, 1996, and became effective concurrently with the Merger on September 11, 1996 (the "Effective Date").

  On the Effective Date, all of Old MK's senior debt obligations were discharged and all of Old MK's outstanding common stock was canceled. In exchange thereof, the following distributions, among others, were made pursuant to the Plan to or for the benefit of certain creditors and for stockholders of Old MK: (i) $47,930 in cash (including $13,300 of cash of the Corporation); (ii) 24,161,421 newly issued shares of the Corporation's common stock; (iii) 1,800,000 newly issued shares of preferred stock of the Corporation entitling the holders thereof to receive up to $18,000 (subject to adjustment) of certain tax refunds when received by the Corporation as successor to Old MK; and (iv) warrants exercisable with a term of six and one-half years which allow holders to purchase from the Corporation an aggregate of 2,765,000 shares of the Corporation's common stock at an exercise price of $12.00 per share (subject to adjustment). See Note 15 "Redeemable Preferred Stock" of Notes to Consolidated Financial Statements.

  The Corporation's executive offices are located at Morrison Knudsen Plaza, Boise, Idaho 83729, and its telephone number is (208) 386-5000.

PROJECT RISKS

The Corporation's engineering and construction operations are exposed to significant risks and uncertainties in the performance of fixed-price or unit price contracts over extended periods of time. Inherent in fixed-price or unit price contracts is the risk of loss, resulting from uncertainties inherent in the estimation of contract completion costs, changed conditions during construction, contract modifications by customers, failure of subcontractors and joint-venture partners to perform and unforseen events and conditions. The realization of any such risk could result in losses on a particular contract or contracts, and could have a material adverse effect on the Corporation's financial position, results of operations and cash flows.

  Because of the size and complexity of major infrastructure and environmental remediation projects, a relatively small number of projects may provide a significant percentage of the Corporation's revenues in a given year.

ENVIRONMENTAL MATTERS

The Corporation's environmental and hazardous substance remediation and contract mining services involve risks of liability under federal, state and local environmental laws and regulations, including the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"). The Corporation performs environmental remediation at Superfund sites as a response action contractor for the United States Environmental Protection Agency (the "EPA") and, in such capacity, is exempt from liability under any federal law, including CERCLA, unless its conduct was negligent; moreover, the Corporation may be entitled to indemnification from the United States against liability arising out of negligent performance of work in such capacity. A determination that the Corporation is liable under environmental laws and regulations for the cost of environmental remediation due to its performance of contract mining or environmental remediation could have a material adverse effect on the financial position, results of operations and cash flows of the Corporation. Amendments to, or more stringent implementation of, current environmental laws and regulations also could have such adverse effects.

  See information regarding environmental matters set forth under the captions "Summitville environmental matters" and "Other environmental matters" in Note 13 "Contingencies and Commitments" of Notes to Consolidated Financial Statements.

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

  The Corporation recorded revenue from foreign operations of $202,470 in 1997. See Note 12. "Geographic and Customer Information" of Notes to Consolidated Financial Statements.

BACKLOG
(In thousands of dollars)

Backlog consists of uncompleted portions of engineering and construction contracts including the Corporation's proportionate share of construction joint-venture contracts and its share of revenues from mining service contracts and ventures for the next five years. Backlog of all uncompleted contracts at November 30, 1997 totaled $3,704,300 compared with backlog of $3,519,700 at November 30, 1996. Approximately $1,613,200 or 44% of the backlog at November 30, 1997 was comprised of U.S. government contracts which are subject to termination by the government; $1,148,300 of such contracts has not been funded. However, the Corporation has not been materially adversely affected by government contract cancellations or modifications in the past. Terminations for convenience of the government generally provide for recovery of contract costs and related earnings. Approximately $1,312,900 or 35% of 1997 year-end backlog is expected to be recognized as revenue in 1998. There can be no assurance that contract cancellations or modifications will not reduce the backlog and future revenues.

--------------------------------------------------------------------------
COMPOSITION OF YEAR END BACKLOG

(IN THOUSANDS OF DOLLARS)
YEAR ENDED NOVEMBER 30,                    1997       %     1996       %
--------------------------------------------------------------------------
Fee-type contracts                      $2,063,000   56%  $2,034,500   58%
Fixed-price and unit-price contracts     1,641,300   44%   1,485,200   42%
--------------------------------------------------------------------------
Total backlog                           $3,704,300  100%  $3,519,700  100%
--------------------------------------------------------------------------
--------------------------------------------------------------------------

GOVERNMENT CONTRACTS

Government contracts are a significant part of the Corporation's business. The Corporation has a number of cost reimbursement contracts with various agencies of the U.S. government, the allowable costs of which are subject to audit by the U.S. government. As a result of such audits, U.S. government auditors assert from time to time that certain costs claimed as reimbursable under government contracts either were not allowable costs or were not allocable in accordance with federal government regulations. The resolution of these audits may result in various sanctions, including repayments of amounts previously paid by the U.S. government to the Corporation. Some audits have resulted in cost disallowances and claims for reimbursement by the government. See "Backlog" above for the relative significance of U.S. government contracts included in year-end 1997 backlog. See Note 13. "Contingencies and Commitments -- Contract related matters" of Notes to Consolidated Financial Statements.

COMPETITION

Engineering and construction is a highly competitive business, particularly for contracts obtained by competitive bidding. The Corporation competes based primarily on price, reputation and reliability with other general and specialty contractors, both foreign and domestic. Some of the Corporation's competitors may have greater financial and other resources than the Corporation. Success or failure in the engineering and construction industry is, in large measure, based upon the ability to compete successfully for contracts and to provide the engineering, planning, procurement, management and project financing skills required to complete them in a timely and cost-efficient manner.

EMPLOYEES

The Corporation's total worldwide employment varies widely with the volume, type and scope of operations under way at any given time and other factors.

  At November 30, 1997, the Corporation employed a total of approximately 8,900 employees -- including 6,200 salaried and project direct-hire craft employees and 2,700 employees covered by collective bargaining agreements.

ITEM 2.  PROPERTIES
(In thousands of dollars)

At November 30, 1997, the Corporation owned more than 4,600 units of heavy and light mobile construction, environmental remediation and contract mining equipment.

  The Corporation does not own significant real property for operations other than certain land and improvements in Petaluma, California. At November 30, 1997, the Corporation had real estate held for sale in California and Nevada. The two principal administrative office facilities in Boise, Idaho, and Cleveland, Ohio, of approximately 143,800 square feet and 246,700 square feet, respectively, are leased under long-term, noncancelable leases expiring in 2003 and 2010, respectively. The Corporation's long-term rental obligations for the Boise and Cleveland facilities under these noncancelable leases for each of the next five years approximate $5,968, $5,968, $6,036, $6,588 and $6,588, respectively. Additionally, 61,100 square feet at the Boise, Idaho, facility are being leased under leases expiring in January 1999 and April 1999 with annual rental obligations of $445 and $168, respectively.

  Annual rental payments on real estate and equipment leased by the Corporation during the year ended November 30, 1997 aggregated $36,575. See Note 13. "Contingencies and Commitments -- Long-term leases" of Notes to Consolidated Financial Statements.

  Construction, environmental remediation and mining equipment and leased administrative and engineering facilities are considered by the Corporation to be well maintained and suitable for current operations.

ITEM 3.  LEGAL PROCEEDINGS

SECURITIES AND EXCHANGE COMMISSION ("SEC") INVESTIGATION: The Corporation, as successor to Old MK (Commission File No. 1-8889), is subject to a formal investigation by the Pacific Regional Office of the SEC regarding the management and operations of Old MK, primarily its former Transit business, prior to September 12, 1996. The Corporation continues to provide documents in response to discovery requests and otherwise cooperate with the Commission's staff in connection with this investigation.

OTHER: Other information regarding legal proceedings set forth under the caption "Other" in Note 13 "Contingencies and Commitments" of Notes to Consolidated Financial Statements is incorporated by reference in response to this Item 3.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Corporation did not submit any matters to a vote of security holders during the fourth quarter of 1997.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

MARKET INFORMATION: The Corporation's voting common stock is traded on the New York Stock Exchange under the symbol "MK." At the close of business on January 16, 1998, the Corporation had 54,241,507 shares of common stock issued and outstanding.

  The New York Stock Exchange composite high and low sales prices of the Corporation's common stock traded on the New York Stock Exchange for each quarterly period within the two most recent fiscal years are set forth under the caption "Quarterly Financial Data" in Part II of this Annual Report on Form 10-K and are incorporated by reference in response to this Item 5.

HOLDERS: The number of record holders of the Corporation's voting common stock at January 16, 1998 was approximately 1,559 and does not include beneficial owners of the Corporation's common stock held in the name of nominees.

DIVIDENDS: The Corporation has not paid a cash dividend since the first quarter of fiscal 1994 and does not anticipate payment of dividends in the near term. The Corporation is not restricted from paying dividends unless an event of default exists under its credit facility. See Note 8. "Credit Facilities" of Notes to Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA
(In thousands except per share data)

----------------------------------------------------------------------------------------------------
            OPERATIONS SUMMARY                 1997       1996(a)      1995      1994      1993(b)
----------------------------------------------------------------------------------------------------
Revenue                                     $1,677,301  $659,100     $228,537  $258,739  $210,184
Gross profit                                    79,315    33,344       24,113    19,849    20,121
Operating income (loss)                         52,827    (8,594)       7,926     1,724     9,702
Net income (loss)                               32,031    (4,780)       8,165       657     6,937
Income (loss) per common share                     .59      (.14)         .28       .02       .39
Shares used to compute income (loss) per
 common share                                   54,046    34,821       29,478    29,435    17,815
----------------------------------------------------------------------------------------------------
FINANCIAL POSITION SUMMARY
----------------------------------------------------------------------------------------------------
Current assets                              $  405,014  $459,249     $ 85,721  $111,184  $118,340
Total assets                                   770,244   839,637      185,301   182,618   185,761
Current liabilities                            299,895   400,604       42,188    47,005    52,538
Stockholders' equity                           343,131   312,004      128,951   119,956   120,390
Stockholders' equity per common share             6.33      5.80         4.37      4.08      4.09
Dividends declared per share                        --        --           --       .05       .05
----------------------------------------------------------------------------------------------------

(a) On September 11, 1996, the Corporation acquired Old MK in a transaction accounted for as a purchase. The Corporation's results of operations include Old MK's results for the period September 12 to November 30, 1996. See Item 1. Business -- "General" in Part I of this Annual Report on Form 10-K and Note 2. "Business Combination" of Notes to Consolidated Financial Statements.

(b) On July 12, 1993, the Corporation became the parent company of WCG Holdings, Inc. ("WCG") and Kasler Corporation ("Kasler") in a transaction accounted for as a purchase by WCG of Kasler. See Item 1. Business -- "General" in Part I of this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

1997 COMPARED TO 1996

THE CONSOLIDATED RESULTS OF OPERATIONS FOR THE QUARTER AND YEAR ENDED NOVEMBER 30, 1996 INCLUDE THE RESULTS OF OLD MK FOR THE PERIOD SEPTEMBER 12 TO NOVEMBER 30, 1996.

------------------------------------------------------------------------------
                                         QUARTER ENDED        YEAR ENDED
                                          NOVEMBER 30,        NOVEMBER 30,
------------------------------------------------------------------------------
(In millions)                             1997     1996       1997     1996
------------------------------------------------------------------------------
Revenue                                 $439.3   $416.7     $1,677.3   $659.1
Gross profit                              21.3     19.0         79.3     33.3
General and administrative expenses       (6.0)    (8.4)       (22.9)   (22.6)
Impairment loss on long-lived assets        --       --           --    (18.2)
Goodwill amortization                      (.9)     (.8)        (3.6)    (1.2)
Investment income                          3.8      1.5          9.1      3.7
Interest expense                           (.2)     (.4)         (.9)    (1.0)
Other income (expense), net                 --       .6         (1.1)      .6
------------------------------------------------------------------------------

REVENUE AND GROSS PROFIT: Revenue and gross profit for the year ended November 30, 1997 increased $1,018.2 and $46.0 respectively, compared to 1996 primarily due to the acquisition of Old MK on September 11, 1996, which was accounted for as a purchase. Gross profit, as a percent of revenue for the year was 4.7% in 1997 compared to 5.1% for 1996, improving slightly in the fourth quarter of 1997 to 4.8% as compared to the 4.6% for the fourth quarter of 1996.

  Due to inherent risks and rewards in fixed-price contracting, the Corporation's operating margins often differ from expectations and the Corporation experiences unexpected gains or losses on contracts. Through geographic, customer and risk diversification, the Corporation strives to offset the risks inherent in its contracts. During 1997, the Corporation's gross profit benefitted from strong performances on several contracts which more than offset the losses incurred on certain fixed price contracts. In the fourth quarter of 1997, the Corporation assumed sponsorship of a large, fixed-price joint venture due to the bankruptcy of the previous sponsor and recorded a $3.9 million pretax loss because of the uncertainties on the project, including change orders and potential project claims.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses for the fourth quarter and year ended November 30, 1997 decreased $2.4 million and increased $.3 million, respectively, compared to the comparable periods of 1996. The Corporation incurred approximately $1 million in expenses related to an enterprise-wide implementation of new computer information systems for financial, human resource and payroll systems which is scheduled to be completed in various stages over a three-year period. Training, reengineering and the amortization costs related to such implementation are expected to increase general and administrative expenses by approximately $2 million for each of the next seven years. The Corporation expects the implementation to ultimately improve the efficiency and cost of its financial systems.

IMPAIRMENT OF LONG-LIVED ASSETS: In 1996, the Corporation recognized impairment losses of $18.2 million on certain real property held for sale and operating assets of a subsidiary held for sale.

COST IN EXCESS OF NET ASSETS ACQUIRED ("GOODWILL"): Goodwill amortization for the quarter and year ended November 30, 1997 increased to $.9 million and $3.6 million, respectively, from $.8 million and $1.2 million in the comparable periods of 1996, respectively, reflecting the $124.1 million of goodwill recorded in connection with the acquisition of Old MK, which is being amortized under the straight-line method over 40 years. The Corporation allocated the purchase price of Old MK to the assets acquired and liabilities assumed, including preacquisition contingencies, on the basis of estimated fair values at September 11, 1996. Resolution and revaluation of certain preacquisition contingencies and the recent tax law change extending the net operating loss ("NOL") carryforward period from 15 to 20 years, resulted in a net decrease in goodwill of $1.0 million in the third quarter of 1997. The extension of the NOL carryforward period resulted in a decrease to goodwill of $19.7 million after adjusting the valuation allowance related to the deferred tax asset (see Note 9 "Taxes on Income" of Notes to Consolidated Financial Statements). This decrease was offset by an accrual for preacquisition contingencies of $18.7 million, primarily for legal proceedings. Goodwill amortization for 1998 is estimated to be $3.5 million.

INVESTMENT INCOME: Investment income is comprised of (i) earnings from cash equivalents, securities jointly held with customers as contract retentions and securities available for sale, and (ii) interest on a note receivable collected in the fourth quarter of 1997 and U.S. federal income tax refund receivables. Investment income for the fourth quarter and year ended November 30, 1997 increased $2.3 million and $5.4 million, respectively, from the comparable periods of 1996, principally due to interest recognized on U.S. federal income tax refunds and earnings from securities available for sale. A reduction in investment income from the approximately $4.5 million of interest earned on U.S. federal income tax refunds recognized in 1997 is expected in 1998 because U.S. federal income tax refunds of $25 million, including interest, were received in January 1998. The Corporation will utilize $18 million of the refunds to redeem the Series A preferred stock on April 15, 1998.

INTEREST EXPENSE: Interest expense for the fourth quarter and year ended November 30, 1997 decreased $.2 million and $.1 million, respectively, compared to the comparable periods of 1996. Interest expense for 1997 consists primarily of periodic amortization of prepaid underwriting fees and quarterly commitment fees in connection with the Corporation's five-year, $200 million revolving loan and letter of credit facility obtained in the fourth quarter of 1996.

OTHER INCOME (EXPENSE), NET: Other expense for the quarter ended November 30, 1997 includes (i) $1.7 million adjustment of the accrued pension benefit obligation reflecting the ultimate termination benefits to be settled with cash proceeds from liquidation of plan assets and (ii) $1.9 million of expensed acquisition costs associated with the Corporation's proposed acquisition of Montana Resources, Inc., a partner in a copper mine in Butte, Montana, for which the Corporation and the seller were unable to finalize the terms of a definitive purchase agreement and have terminated negotiations. In addition, for the year ended November 30, 1997, the Corporation recognized an $.8 million loss on the sale of an equity investment in a foreign bank and a $.6 million gain on adjustment of insurance premiums paid in prior periods.

INCOME TAX EXPENSE: The effective tax rates for the fourth quarter and year ended November 30, 1997 were 48% and 47%, respectively. These effective rates were greater than the U.S. federal statutory rate of 35%, primarily due to the impact of state and foreign income taxes and non-deductible goodwill amortization. For the year ended November 30, 1996, the Corporation recognized an income tax benefit of $.5 million which reflects recoverable federal income taxes, net of foreign and state income tax expense.

1996 COMPARED TO 1995

REVENUE AND GROSS PROFIT: Revenue and gross profit for the year ended November 30, 1996 increased significantly, principally due to the acquisition of Old MK. Gross profit, as a percent of revenue, was 5.1% for 1996 and 10.6% for 1995. Before the acquisition of Old MK, the Corporation was engaged almost exclusively in fixed-price work. After the acquisition of Old MK, the Corporation derived approximately 37% of its revenue from fee-type/cost plus engineering, construction management and environmental response services which typically involve less risk and therefor receive lower margins than fixed-price work.

  At November 30, 1996, backlog of $3,519.7 million was comprised of $2,034.5 million (58%) revenue from fee-type contracts and $1,485.2 million (42%) revenue from fixed-price contracts and share of revenue from mining ventures. At November 30, 1995, backlog of $286.3 million included $282.6 million revenue from fixed-price contracts and $3.7 million revenue from fee-type contracts.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses for the year ended November 30, 1996 increased $6.8 million compared to 1995, due principally to the acquisition of Old MK. In addition, the Corporation recorded $1.5 million of expenses in the first quarter of 1996 for termination and other costs related to the reorganization and consolidation of certain corporate functions from Montana to California and $.9 million of expenses in the fourth quarter of 1996 related to nonrecurring executive severance pay. As a result of the acquisition of Old MK, the Corporation expanded its engineering, construction, mining and environmental response services both domestically and internationally. The Corporation retained the administrative support functions of Old MK, and relocated the corporate headquarters to Boise, Idaho.

COST IN EXCESS OF NET ASSETS ACQUIRED ("GOODWILL"): Goodwill amortization for the year ended November 30, 1996 increased to $1.2 million from $.4 million in 1995, reflecting the $124.1 million of goodwill recorded in connection with the acquisition of Old MK, which is being amortized under the straight-line method over 40 years.

OTHER INCOME AND EXPENSE: For the year ended November 30, 1996, investment income decreased to $3.7 million from $4.1 million in 1995 due to reduced interest-bearing cash and equivalents and notes receivable. Interest expense for the year ended November 30, 1996 increased to $1.0 million from $.2 million in 1995, reflecting the cessation of interest capitalization upon completion of construction in progress in 1995 and an increase in costs and fees associated with the Corporation's revolving credit facilities in 1996. Other income for the year ended November 30, 1996 includes $.6 million of gain on adjustment of insurance premiums paid in prior periods.

INCOME TAXES: The income tax benefit of $.5 million for 1996 reflects estimated recoverable federal income taxes net of foreign and state income tax expense. The income tax expense of $4.0 million for 1995 is net of a $1.0 million benefit arising from a change in prior year estimate.

FINANCIAL CONDITION

The Corporation has three principal sources of near-term liquidity: (i) existing cash and cash equivalents; (ii) cash generated by its operations, and (iii) revolving loan borrowings under its credit facility. Management believes the Corporation's liquidity and capital resources should be sufficient to meet its reasonably foreseeable working capital, capital expenditure and other anticipated cash requirements. Cash and equivalents at November 30, 1997 were $53.2 million, a $4.9 million increase over the prior year-end balance. Working capital was million at the end of 1997 compared to $58.6 million at the end of 1996.

-----------------------------------------------------------
LIQUIDITY AND CAPITAL RESOURCES             NOVEMBER 30,
(IN THOUSANDS)                           1997         1996
-----------------------------------------------------------
Cash and cash equivalents
 Beginning of period                    $48,310   $ 30,035
 End of period                           53,215     48,310
-----------------------------------------------------------
                                             YEAR ENDED
                                            NOVEMBER 30,
                                          1997      1996
-----------------------------------------------------------
Net cash provided (used) by:
 Operating activities                   $ 9,290   $ 13,212
 Investing activities                    (7,487)    45,237
 Financing activities                     3,102    (40,174)
-----------------------------------------------------------

  Net cash provided from operating activities in 1997 of $9.3 million was principally generated from income and collections of receivables and unbilled receivables, net of decreases in accounts payable, subcontracts payable, billings in excess of cost and estimated earnings, and estimated costs to complete long-term contracts, and reflects the completion of several major contracts.

  Net cash used for investing activities in 1997 of $7.5 million reflects $19.7 million of property and equipment acquisitions and the net purchase of $8.8 million of securities available for sale in connection with the Corporation's self-insured risk management program. These uses of cash were partially offset by proceeds of property and equipment disposals, collections of notes receivable and other investing activities, principally the proceeds received from the sale of the Corporation's interest in a foreign bank. Net cash provided by investing activities in 1996 included $52.6 million of cash acquired in the acquisition of Old MK.

  Cash provided from financing activities in 1997 resulted from the exercise of stock options. Net cash used for financing activities in 1996 of $40.2 million included payments on credit agreements and long-term borrowings. The Corporation had no outstanding debt during 1997.

  The Corporation anticipates capital expenditures for major construction equipment of approximately $30 million during 1998 for normal replacement and to meet equipment requirements of its expanded backlog.

  The Corporation has a five-year, $200.0 million revolving loan and letter of credit facility from the Bank of Montreal. Under the credit facility, outstanding revolving loan borrowings are limited to $125.0 million. At November 30, 1997, the Corporation had no outstanding borrowings under the facility and was in compliance with its covenants, the most restrictive of which is fixed charge coverage.

  The Corporation is subject to foreign currency translation and exchange issues, primarily with regard to its mining venture, MIBRAG mbH, in Germany. At November 30, 1997, the cumulative adjustments for translation losses net of related income tax benefits was $5.5 million. The Corporation realized a pretax gain on foreign currency exchange transactions of $17 thousand for the year ended November 30, 1997. The Corporation endeavors to enter into contracts with foreign customers with repayment terms in U.S. currency as a protection from foreign exchange risk.

  As discussed in Note 13 "Contingencies and Commitments -- Contract related matters" of Notes to Consolidated Financial Statements, in connection with a fixed-price contract for the construction of a solvent extraction facility and treatment of contaminated soil at a Superfund site in Texas, the Texas Natural Resource Conservation Commission may seek to recover up to $13.6 million of advances by drawing on an outstanding letter of credit under which the Corporation would have an obligation to reimburse the issuer for any amounts drawn.

  In January 1998, the Corporation received $25 million of U.S. federal income tax refunds, including accrued interest. The Corporation will utilize $18 million of the refunds to fully redeem Series A preferred stock on April 15, 1998 to holders of record of shares at the close of business on March 31, 1998. In addition, in January 1998, the Board of Directors authorized the purchase, from time to time, of up to 2 million shares of the Corporation's common stock, to counteract the dilutive effect of the issuance of stock under its stock option plans, and up to 2.765 million of its warrants to purchase common stock. Such purchases may be made in the open market, through block trades or otherwise. Subject to market conditions and other factors, such purchases may be commenced, discontinued and resumed from time to time without prior notice. It is anticipated that such purchases will be funded from available cash and equivalents and operating cash flows. Depending upon conditions in the capital markets and other factors, the Corporation may from time to time consider the possible issuance of long-term debt or other securities or other capital markets transactions.

  The Corporation may pursue opportunities to complement existing operations through business combinations and participation in ventures, which may require additional financing and utilization of the Corporation's capital resources.

THE YEAR 2000 ISSUE

The Year 2000 issue results from computer programs that do not differentiate between the year 1900 and the year 2000 because they are written using two digits rather than four to define the applicable year. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000. This Year 2000 issue is believed to affect virtually all companies and organizations, including the Corporation.

  The Corporation has not yet fully completed its assessment of compliance issues for the Corporation's in-house or vendor supplied computer systems, the computer systems of the Corporation's construction joint ventures and mining ventures, and the computer systems of other entities with which the Corporation does business such as subcontractors, suppliers, customers and creditors. However, the Corporation has begun enterprise-wide implementation of new or upgraded financial, human resource and payroll systems which are expected to be Year 2000 compliant upon completion in the year 2000. The implementation will utilize internal and external resources at a cost of approximately $15 million over the next three years and is expected to be funded through operating cash flow. Approximately $13 million of the total cost of this implementation is expected to be capitalized, with the remaining $2 million of training and reengineering costs expensed as incurred. The total cost and estimated completion of the assessment, planning, testing, implementation or modifications necessary to assure Year 2000 compliance is unknown. It is possible that the direct or indirect effects of the Year 2000 issue could materially affect future financial results, or cause reported financial information not to be necessarily indicative of future operating results or future financial condition.

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

  According to a report published in August 1996, the EPA estimated that the total remediation costs incurred and to be incurred at the Site will be $120,000. The Corporation is not a party to any agreement regarding an allocation of responsibility, and the EPA has not made an allocation of responsibility among the PRPs. The Corporation's share, if any, of the aggregate environmental liability associated with the Site is not presently determinable and depends upon, among other things, the manner in which liability may be allocated to or among the Corporation or other PRPs associated with the Site, the efficacy of any defenses that the Corporation or such other PRPs may have to any assertion of liability, the willingness and ability of such other PRPs to discharge such liability as may be allocated to them and the outcome of any negotiations or settlement discussions between the Corporation and the EPA and/or such other PRPs. Accordingly, no remediation costs have been accrued at November 30, 1997. Management believes that the ultimate resolution of this matter could have a material adverse effect on the Corporation's financial position and could materially and adversely effect its results of operations and cash flows in one or more periods.

RECENTLY ISSUED ACCOUNTING STANDARDS

The Financial Accounting Standards Board has issued Statements No. 128 Earnings Per Share, No. 129 Disclosure of Information about Capital Structure, No. 130 Reporting Comprehensive Income and No. 131 Disclosures about Segments of an Enterprise and Related Information. See Note 4 "Recently Issued Accounting Standards" of Notes to Consolidated Financial Statements for the impact, if any, that recently issued accounting standards are expected to have on the Corporation's financial statements when adopted.

QUARTERLY FINANCIAL DATA
(In thousands except per share data)
--------------------------------------------------------------------------------
Selected quarterly financial data for the two years ended November 30, 1997 are presented below. Income (loss) per share is computed separately for each quarterly and annual period presented.

--------------------------------------------------------------------------
   1997 QUARTERS ENDED     FEBRUARY 28    MAY 31   AUGUST 31   NOVEMBER 30
--------------------------------------------------------------------------
Revenue                       $389,530   $414,225   $434,288      $439,258
Gross profit                    18,104     19,206     20,742        21,263
Net income                       7,004      7,419      8,235         9,373
Income per share                   .13        .14        .15           .17
--------------------------------------------------------------------------
Market price
 High                         $  10.50   $  12.75   $  14.63      $  13.88
 Low                              8.63       9.75      11.38          9.75
--------------------------------------------------------------------------


--------------------------------------------------------------------------
1996 QUARTERS ENDED        FEBRUARY 28   MAY 31    AUGUST 31   NOVEMBER 30
--------------------------------------------------------------------------
Revenue                       $ 62,006   $ 82,693   $ 97,750      $416,651
Gross profit                     3,462      5,796      5,052        19,034
Net income (loss)                 (788)     1,614    (11,222)        5,616
Income (loss) per share           (.03)       .06       (.38)          .11
--------------------------------------------------------------------------
Market price
 High                         $   8.13   $  11.00   $  10.88      $  10.00
 Low                              5.38       7.88       8.13          8.38
--------------------------------------------------------------------------

FIRST QUARTER 1996: Includes $1,500 in pre-tax expenses related to the reorganization and consolidation of corporate functions.

THIRD QUARTER 1996: Includes $18,200 of pre-tax impairment loss on long-lived assets.

FOURTH QUARTER 1996: Includes the operating results of Old MK for the period September 12 to November 30, 1996.



ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

MORRISON KNUDSEN CORPORATION AND SUBSIDIARIES
   Consolidated Financial Statements as of November 30, 1997 and 1996, and for each of the three years in the period ended November 30, 1997

                                                              PAGE(S)
       Report of Independent Accountants                      II-10
       Report of Independent Auditors                         II-11
       Consolidated Statements of Operations                  II-12
       Consolidated Balance Sheets                         II-13, II-14
       Consolidated Statements of Cash Flows                  II-15
       Consolidated Statements of Stockholders' Equity        II-16
       Notes to Consolidated Financial Statements         II-17 to II-34

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors
Morrison Knudsen Corporation

We have audited the accompanying consolidated balance sheets of Morrison Knudsen Corporation and subsidiaries (the "Corporation") as of November 30, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended November 30, 1997 and the financial statement schedule listed in the Table of Contents at Item 14. These financial statements and the financial statement schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Morrison Knudsen Corporation and subsidiaries as of November 30, 1997 and 1996, and their consolidated results of operations and cash flows for each of the two years in the period ended November 30, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

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


 /s/ Coopers & Lybrand L.L.P.


COOPERS & LYBRAND L.L.P.
Boise, Idaho
February 2, 1998

REPORT OF INDEPENDENT AUDITORS

To the Shareholders and the Board of Directors of Kasler Holding Company

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Kasler Holding Company and subsidiaries for the year ended November 30, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Kasler Holding Company and subsidiaries for the year ended November 30, 1995, in conformity with generally accepted accounting principles.



                                              /s/  KPMG Peat Marwick LLP


KPMG Peat Marwick LLP
Los Angeles, California
January 12, 1996

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)

--------------------------------------------------------------------------------------------
       YEAR ENDED NOVEMBER 30,                              1997         1996        1995
--------------------------------------------------------------------------------------------
Revenue                                                 $ 1,677,301   $ 659,100   $ 228,537
Cost of revenue                                          (1,597,986)   (625,756)   (204,424)
--------------------------------------------------------------------------------------------
Gross profit                                                 79,315      33,344      24,113
General and administrative expenses                         (22,910)    (22,574)    (15,767)
Impairment loss on long-lived assets                             --     (18,200)         --
Goodwill amortization                                        (3,578)     (1,164)       (420)
--------------------------------------------------------------------------------------------
Operating income (loss)                                      52,827      (8,594)      7,926
Investment income                                             9,075       3,679       4,061
Interest expense                                               (890)       (993)       (189)
Other income (expense), net                                  (1,116)        634         389
--------------------------------------------------------------------------------------------
Income (loss) before income taxes                            59,896      (5,274)     12,187
Income tax (expense) benefit                                (27,865)        494      (4,022)
--------------------------------------------------------------------------------------------
Net income (loss)                                       $    32,031   $  (4,780)  $   8,165
============================================================================================
Income (loss) per share                                        $.59       $(.14)       $.28
--------------------------------------------------------------------------------------------
Common shares used to compute income (loss) per share        54,046      34,821      29,478
--------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS
(In thousands except share data)

---------------------------------------------------------------------------------------------------
NOVEMBER 30,                                                                    1997       1996
---------------------------------------------------------------------------------------------------
ASSETS
---------------------------------------------------------------------------------------------------

CURRENT ASSETS
Cash and cash equivalents                                                    $  53,215   $  48,310
Accounts receivable, including retentions of $26,970 and $28,348               187,311     222,341
Unbilled receivables                                                            74,514     101,564
Refundable income taxes                                                         14,331      10,806
Current portion of notes receivable                                                 --       3,000
Investments in and advances to construction joint ventures                      29,270      24,538
Deferred income taxes                                                           30,173      31,291
Other                                                                           16,200      17,399
---------------------------------------------------------------------------------------------------
Total current assets                                                           405,014     459,249
---------------------------------------------------------------------------------------------------


INVESTMENTS AND OTHER ASSETS
Securities available for sale, at fair value                                    39,314      30,494
Investments in mining ventures                                                  57,439      56,210
Assets held for sale                                                            13,301      18,853
Cost in excess of net assets acquired, net of accumulated amortization of
 $5,755 and $2,177                                                             136,150     140,677
Long-term notes receivable, net of current portion                                  --       5,087
Deferred income taxes                                                           31,183      31,555
Other                                                                            7,594      12,178
---------------------------------------------------------------------------------------------------
Total investments and other assets                                             284,981     295,054
---------------------------------------------------------------------------------------------------


PROPERTY AND EQUIPMENT, AT COST
Construction equipment                                                         172,154     179,483
Land and improvements                                                            6,993       7,110
Buildings and improvements                                                       6,276       4,924
Equipment and fixtures                                                          53,483      50,526
---------------------------------------------------------------------------------------------------
Total property and equipment                                                   238,906     242,043
LESS ACCUMULATED DEPRECIATION                                                 (158,657)   (156,709)
---------------------------------------------------------------------------------------------------
Property and equipment, net                                                     80,249      85,334
---------------------------------------------------------------------------------------------------
Total assets                                                                 $ 770,244   $ 839,637
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.


------------------------------------------------------------------------------------------------
NOVEMBER 30,                                                                    1997      1996
------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
Accounts payable                                                              $ 53,448  $ 68,926
Subcontracts payable, including retentions of $20,266 and $27,006               42,513    75,036
Billings in excess of cost and estimated earnings on uncompleted contracts      25,176    49,626
Advances from customers                                                          8,987    11,280
Estimated costs to complete long-term contracts                                 73,103   100,832
Accrued salaries, wages and benefits                                            52,618    49,136
Income taxes payable                                                             1,371     8,255
Other accrued liabilities                                                       42,679    37,513
------------------------------------------------------------------------------------------------
Total current liabilities                                                      299,895   400,604
------------------------------------------------------------------------------------------------
NON-CURRENT LIABILITIES
Postretirement benefit obligation                                               53,689    53,433
Accrued workers' compensation                                                   34,088    26,061
Pension and deferred compensation liabilities                                   15,334    20,563
Environmental remediation obligations                                            6,107     8,972
------------------------------------------------------------------------------------------------
Total non-current liabilities                                                  109,218   109,029
------------------------------------------------------------------------------------------------
CONTINGENCIES AND COMMITMENTS  (Note 13)
------------------------------------------------------------------------------------------------

REDEEMABLE PREFERRED STOCK, issued 1,800,000 shares of Series A                 18,000    18,000

------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred stock, 10,000,000 shares authorized; 1,800,000
 redeemable shares of Series A issued and outstanding
Common stock, par value $.01, authorized 100,000,000 shares;
 issued 54,299,160 and 53,808,748 shares                                           543       538
Capital in excess of par value                                                 247,820   242,669
Stock purchase warrants                                                          6,557     6,564
Retained earnings                                                               93,858    61,827
Treasury stock, 57,806 shares, at cost                                            (685)       --
Unearned compensation - restricted stock                                            --       (19)
Cumulative translation adjustments, net of income tax benefit                   (5,512)     (154)
Unrealized gain on securities available for sale, net                              550       579
------------------------------------------------------------------------------------------------
Total stockholders' equity                                                     343,131   312,004
------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                    $770,244  $839,637
================================================================================================

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

-------------------------------------------------------------------------------------------------------
YEAR ENDED NOVEMBER 30,                                                     1997       1996       1995
-------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                                       $ 32,031   $ (4,780)  $  8,165
Adjustments to reconcile net income (loss) to cash provided
 by operating activities:
 Provision for impairment of long-lived assets                                --     18,200         --
 Depreciation of property and equipment                                   22,808     11,773      8,477
 Amortization of goodwill                                                  3,577      1,164        420
 Provision for losses on uncompleted contracts, net                      (11,516)     5,724         --
 Deferred income taxes                                                    20,974        703         --
 Equity in net income of mining ventures less dividends received          (9,502)    (2,636)        --
 Accrued workers' compensation                                             6,799      1,966         --
 Gain on sale of assets, net                                              (1,602)      (694)    (1,236)
 Other                                                                    (4,849)    (2,860)       204
 Changes in other assets and liabilities, net of effects of business combination:
  Receivables and unbilled receivables                                    63,580     (3,541)       454
  Investment in and advances to construction joint ventures               (9,388)    (9,522)    (1,876)
  Other assets                                                             1,199        (43)      (349)
  Accounts payable, accrued salaries, other accrued liabilities,
   subcontracts payable and customer advances                            (65,201)    (6,925)      (259)
  Billings in excess of costs and estimated earnings                     (24,450)     4,599     (4,143)
  Estimated cost to complete long-term contracts                          (8,054)     3,136         --
  Income taxes                                                            (7,116)    (3,052)     1,291
-------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                  9,290     13,212     11,148
-------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Property and equipment acquisitions                                      (19,700)   (26,172)   (22,255)
Property and equipment disposals                                           6,675     11,013      2,625
Purchase of securities available for sale                                (22,191)    (1,096)        --
Sale and maturities of securities available for sale                      13,387         --         --
Collection of notes receivable                                             8,087      7,595         --
Other investing activities                                                 6,255      1,257        (37)
Cash acquired in business combination                                         --     52,640         --
-------------------------------------------------------------------------------------------------------
Net cash provided (used) by investing activities                          (7,487)    45,237    (19,667)
-------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Borrowing under credit agreement                                              --     30,000         --
Repayments under credit agreement                                             --    (63,839)        --
Payments of long-term borrowings                                              --     (5,042)    (7,562)
Other                                                                      3,102     (1,293)        (4)
-------------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities                           3,102    (40,174)    (7,566)
-------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                           4,905     18,275    (16,085)
Cash and cash equivalents at beginning of period                          48,310     30,035     46,120
-------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                              $ 53,215   $ 48,310   $ 30,035
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands except per share data)

------------------------------------------------------------------------------------------------------------------------------------

                                         CAPITAL IN    STOCK                             UNEARNED         CUMULATIVE
                               COMMON    EXCESS OF   PURCHASE   RETAINED     TREASURY  COMPENSATION -     TRANSLATION
                                STOCK    PAR VALUE   WARRANTS   EARNINGS     STOCK    RESTRICTED STOCK    ADJUSTMENTS       OTHER
------------------------------------------------------------------------------------------------------------------------------------

NOVEMBER 30, 1994                $294   $ 61,649               $58,442                   $(429)
Net income                                                       8,165
Shares issued under stock
 award plan                         1        485                                           344
------------------------------------------------------------------------------------------------------------------------------------

NOVEMBER 30, 1995                 295     62,134                66,607                     (85)
Net loss                                                        (4,780)
Shares issued under stock
 award plan                         1        413                                            66
Shares and warrants
 issued for business
 combination                      242    180,122     $6,564
Foreign currency
  translation adjustments                                                                                  $(154)
Change in unrealized gain on
 securities available for
 sale, net                                                                                                                 $ 579
------------------------------------------------------------------------------------------------------------------------------------

NOVEMBER 30, 1996                 538    242,669      6,564     61,827                     (19)             (154)            579
Net income                                                      32,031
Shares issued under
 (acquired for) stock
 award plan                         5      4,725                            $(685)          19
Stock purchase warrants
 converted to shares of
 common stock                                 32         (7)
Compensation related to
 stock option plans                          394
Foreign currency
 translation adjustments,
 net                                                                                                      (5,358)
Change in unrealized gain on
 securities available for
 sale, net                                                                                                                   (29)
------------------------------------------------------------------------------------------------------------------------------------

NOVEMBER 30, 1997                $543   $247,820     $6,557    $93,858      $(685)        $  --          $(5,512)          $ 550
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

MORRISON KNUDSEN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS OF DOLLARS EXCEPT SHARE DATA)


The term "Corporation" as used in this Annual Report includes Morrison Knudsen Corporation and its consolidated subsidiaries unless otherwise indicated.

1.  SIGNIFICANT ACCOUNTING POLICIES

BUSINESS: The Corporation is a provider of (i) engineering and construction management services to industrial companies, electric utilities and public agencies, (ii) comprehensive environmental and hazardous substance remediation services to governmental and private-sector clients, (iii) diverse heavy construction services for the highway, airport, water resource, railway and commercial building industries, and (iv) mine planning, engineering and contract mining services for diverse customers. In providing such services, the Corporation enters into three basic types of contracts: fixed-price or lump-sum contracts providing for a single price for the total amount of work to be performed and unit-price contracts providing for a fixed price for each unit of work performed, under each of which both risk and anticipated income are the highest; and cost-type contracts providing for reimbursement of costs plus a fee under which risk is minimal and anticipated income is earned through the fee. Engineering, construction management and environmental and hazardous substance remediation contracts are typically awarded on a cost-plus-fee basis.

  The Corporation also participates in construction joint ventures, often as sponsor and manager of projects, which are formed for the sole purpose of bidding, negotiating and completing specific projects. In addition, the Corporation participates in the following mining ventures: Westmoreland Resources, Inc., a coal mining company in Montana, and MIBRAG mbH, a company that operates lignite coal mines and power plants in Germany.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Corporation and all of its majority-owned subsidiaries. Investments in mining ventures and all joint ventures are accounted for by the equity method. The Corporation's proportionate share of construction joint venture and mining venture revenue, cost of revenue and gross profit (loss) is included in the consolidated statements of operations. Intercompany accounts and transactions have been eliminated.

REVENUE RECOGNITION: Revenue is generally recognized on a percentage-of-completion method. Completion is generally measured for engineering and construction contracts based on the proportion of costs incurred to total estimated contract costs. For certain long-term contracts involving mining, environmental and hazardous substance remediation, completion is measured on estimated physical completion or units of production.

  Revenue recognition on certain fixed price construction contracts begins when progress is sufficient to estimate the probable outcome or on the completed contract method if the probable outcome cannot be reasonably estimated. The cumulative effect of revisions to contract revenue and completion costs is recorded in the accounting period in which the amounts are known and can be reasonably estimated, including incentive awards, penalties, change orders and anticipated losses. Such revisions could occur in the near term, and the effects could be material. Claims for additional revenue are generally recognized at settlement.

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

UNBILLED RECEIVABLES: Unbilled receivables at November 30, 1997 arise from the use of the percentage-of-completion method of accounting, cost reimbursement-type contracts and the timing of billings. Substantially all of the unbilled receivables at November 30, 1997 are expected to be billed and collected within one year.

CLASSIFICATION OF CURRENT ASSETS AND LIABILITIES: The Corporation includes in current assets and liabilities amounts realizable and payable under engineering and construction contracts that extend beyond one year. Accounts receivable at November 30, 1997 include approximately $11,600 of contract retentions which are not expected to be collected within one year. At November 30, 1997, accounts receivable include $5,950 of short-term marketable securities jointly held with customers as contract retentions, the market value of which approximated the carrying amounts. The Corporation recognizes interest income from marketable securities as earned. Advances from customers are non-interest bearing.

CASH EQUIVALENTS: Cash equivalents consist of liquid securities with original maturities of three months or less.

CREDIT RISK CONCENTRATION: The Corporation, by policy, limits the amount of credit exposure to any one financial institution and places investments with financial institutions evaluated as highly creditworthy. Concentrations of credit risk with respect to accounts receivable and unbilled receivables are believed to be limited due to the number, diversification and character of the obligors and the Corporation's credit evaluation process. Typically, the Corporation has not required collateral for such obligations, but can place liens against property, plant or equipment constructed if a default occurs. Historically, the Corporation has not incurred any significant credit-related losses.

COST IN EXCESS OF NET ASSETS ACQUIRED: Cost in excess of net assets acquired in business combinations ("goodwill") is amortized using the straight-line method over 40 years. The carrying value of goodwill is reviewed for impairment on a quarterly basis. If impairment is indicated by the facts and circumstances, an impairment loss will be recognized based on a comparison of the carrying value of the long-lived assets and associated goodwill with the undiscounted cash flow of such assets. The carrying amount of the goodwill identifiable with such assets will be eliminated before recognition of impairment of the related long-lived assets and identifiable intangibles.

PROPERTY AND EQUIPMENT: Property and equipment is stated at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. Depreciation of construction equipment is provided on straight-line and accelerated methods, after an allowance for estimated salvage value, over estimated lives of two to ten years. Depreciation of buildings is provided on the straight-line method over 10 years, and improvements are amortized over the shorter of the asset life or lease term. Depreciation of equipment, principally systems, is provided under the straight-line method generally over three to five years. Upon disposition, cost and related accumulated depreciation of property and equipment are removed from the accounts and the gain or loss is reflected in results of operations.

FOREIGN CURRENCY TRANSLATION: The functional currency for foreign operations is generally the local currency. Translation of assets and liabilities to U.S. dollars is based on exchange rates at the balance sheet date. Translation of revenue and expenses to U.S. dollars is based on a weighted average exchange rate during the period. Translation gains or losses, net of income tax effects, are reported as a component of stockholders' equity for foreign subsidiaries. Because of the short-term duration of construction and engineering projects, related translation gains or losses are recognized currently. Gains or losses from foreign currency transactions are included in the results of operations of the period in which the transaction is completed.

ENVIRONMENTAL LIABILITIES: Accruals for estimated costs of response actions for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. On a quarterly basis, the Corporation reviews estimates of costs of response actions at various sites, including sites in respect of which government agencies have designated the Corporation as a potentially responsible party. Accrued liabilities may be discounted and are exclusive of claims for recovery, if any. However, due to uncertainties inherent in the estimation process, it is at least reasonably possible that actual results may vary from estimates in the near term.

INCOME TAXES: Deferred income tax assets and liabilities are recognized for the effects of temporary differences between the carrying amounts and the income tax basis of assets and liabilities using enacted tax rates. A valuation allowance is established when it is more likely than not that net deferred tax assets will not be realized. Tax credits are recognized in the year they arise.

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

2.  BUSINESS COMBINATION

On September 11, 1996, the Corporation (which was then known as Washington Construction Group, Inc., and which had formerly been known as Kasler Holding Company) acquired the net assets and the engineering and construction operations of Morrison Knudsen Corporation ("Old MK") for $221,736, and changed its name to Morrison Knudsen Corporation.

  The purchase price consisted of (i) $13,300 of cash, (ii) 24,161,421 newly issued shares of common stock of the Corporation valued at $180,364 in the aggregate, or $7.465 per share, (iii) 1,800,000 newly issued shares of preferred stock valued at $18,000, (iv) warrants to purchase 2,952,848 shares of the Corporation's common stock at $12.00 per share valued at $6,564, and (v) $3,508 of acquisition costs. The acquisition of Old MK was structured as a merger of Old MK with and into the Corporation and was accounted for using the purchase method of accounting. The purchase price was allocated to the assets acquired and liabilities assumed based on estimated fair values at September 11, 1996. The consolidated results of operations for periods subsequent to September 11, 1996 reflect the merged operations. The cost in excess of the net assets acquired of $124,115 is being amortized under the straight-line method over 40 years.

---------------------------------------------------
       PURCHASE PRICE ALLOCATION
---------------------------------------------------
Net working capital                      $  22,880
Investments and other assets               155,800
Cost in excess of net assets acquired      124,115
Property and equipment                      28,730
Non-current liabilities                   (109,789)
---------------------------------------------------
Purchase price                           $ 221,736
---------------------------------------------------
---------------------------------------------------

  The following unaudited pro forma information presents the Corporation's consolidated results of operations as if the acquisition of Old MK had occurred on December 1, 1994 and after giving effect to certain adjustments, including amortization of goodwill, depreciation expense, reduction in investment income and related tax effects. The unaudited pro forma results of operations for 1996 and 1995 include Old MK's results of operations for the eleven months ended November 30, 1996 and the year ended December 31, 1995, respectively. The pro forma results of operations for 1996 reflect certain adjustments made in 1997 to reflect revenue on mining ventures consistent with the 1997 presentation and to eliminate certain after tax losses on disposal of assets and professional fees. Such pro forma information does not purport to be indicative of operating results that would have been reported had the acquisition of Old MK occurred on December 1, 1994 or of future operating results.


------------------------------------------------------------
  PRO FORMA RESULTS OF OPERATIONS           (UNAUDITED)
     PERIOD ENDED NOVEMBER 30,          1996         1995
------------------------------------------------------------
Revenue                              $1,751,389   $1,780,685
Income from continuing operations        22,597        2,491
Income per common share                     .43          .05
------------------------------------------------------------

3.  ADOPTION OF ACCOUNTING PRINCIPLE

In the third quarter of 1996, the Corporation adopted Statement of Financial Accounting Standards No. 121 Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of ("SFAS No. 121") which requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment which is measured by a comparison of the carrying amount to the fair value. The impairment loss on long-lived assets aggregating $18,200 in 1996 was comprised of the following:

  (i) The Corporation's Board of Directors approved a plan to offer for sale certain assets of a non-core subsidiary with a carrying amount of $17,486 at August 31, 1996. The Corporation recognized an estimated impairment loss of $6,500 to reduce the carrying amount of the assets to estimated fair value.

  (ii) Land previously held primarily for lease with a carrying amount of $8,266 at August 31, 1996 was reclassified to land held for sale. The Corporation recognized an estimated impairment loss of $5,600 and established a new carrying amount of $2,666 at August 31, 1996, based upon an appraisal of the current fair value net of the estimated improvement and disposal costs required for a near-term bulk sale of the land.

  (iii) As of August 31, 1996, the Corporation recognized an estimated impairment loss of $6,100 on the land and buildings in Highland, California, which comprised the Corporation's headquarters prior to relocation of the headquarters to Boise, Idaho. The loss reflects the change in use and the impairment of the $7,016 carrying amount of the Highland property. The impairment loss was estimated based on an appraisal of the current fair value of the Highland property.

4.  RECENTLY ISSUED ACCOUNTING STANDARDS

The Financial Accounting Standards Board has issued Statement No. 128 Earnings per Share ("SFAS No. 128"). The Corporation will implement the provisions of SFAS No. 128 in the quarter ending February 28, 1998. This Statement simplifies standards for computing and presenting earnings per share (EPS) and makes them comparable to international EPS standards. SFAS No. 128 requires presentation of two EPS amounts: Basic EPS, which excludes dilution, and Diluted EPS, which reflects the potential dilution that could occur if the exercise of options or warrants or conversion of convertible securities resulted in the issuance of common stock. Basic and diluted EPS pursuant to the requirements of SFAS No. 128 would be as follows:

--------------------------------------------------
YEAR ENDED NOVEMBER 30,              1997    1996
--------------------------------------------------
Basic earnings (loss) per share      $ .59  $(.14)
Diluted earnings (loss) per share    $ .59  $(.14)
--------------------------------------------------

  The Financial Accounting Standards Board has issued Statement No. 129 Disclosure of Information about Capital Structure. The Statement continues the requirements to disclose certain information about an enterprise's capital structure prescribed by previous accounting standards. The Corporation's current disclosures are in compliance with the requirements of the Statement.

  In June 1997, the Financial Accounting Standards Board issued Statement No. 130 Reporting Comprehensive Income ("SFAS No. 130"). SFAS No. 130 establishes standards for the reporting and display of comprehensive income but does not effect the current principles of measurement of revenue. The adoption of SFAS No. 130 is effective for the Corporation in the quarter ending February 28, 1999.

  In June 1997, the Financial Accounting Standards Board issued Statement No. 131 Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"). SFAS No. 131 requires publicly-held companies to report segment and other financial information which is utilized by the chief operation decision maker and to reconcile the segment information to financial statement amounts. SFAS No. 131 is effective for the Corporation for the year ending November 30, 1999.

5.  SECURITIES AVAILABLE FOR SALE

Securities available for sale are reported at fair value and consisted primarily of debt securities at November 30, 1997. Gross unrealized gains were $732 and losses were $182 at November 30, 1997. Unrealized gains and losses, net of income tax effects, are reported as a component of stockholders' equity. Securities available for sale are held in a captive insurance subsidiary which insures workers' compensation risks of the Corporation. Securities available for sale having a fair value of $6,106 at November 30, 1997 are pledged as collateral for the Corporation's guarantees of third-party letters of credit. Maturity, fair value and cost of securities held for sale were as follows:

-------------------------------------------------
  MATURITIES OF SECURITIES    FAIR VALUE   COST
-------------------------------------------------
1998                             $ 8,317  $ 8,306
1999 - 2000                       16,050   15,860
2001 - 2005                       14,947   14,598
-------------------------------------------------

Total at November 30, 1997       $39,314  $38,764
-------------------------------------------------
-------------------------------------------------

Total at November 30, 1996       $30,494  $29,915
-------------------------------------------------
-------------------------------------------------

6.  VENTURES

CONSTRUCTION JOINT VENTURES: The Corporation participates in joint ventures, generally as sponsor and manager of the projects, which are formed to bid, negotiate and complete specific projects. The size, scope and duration of joint-venture projects vary among periods.

---------------------------------------------------------------------------------------------------
  COMBINED FINANCIAL POSITION OF CONSTRUCTION JOINT VENTURES
  NOVEMBER 30,                                                                 1997        1996
---------------------------------------------------------------------------------------------------
Current assets                                                               $ 364,752   $ 247,869
Property and equipment, net                                                     33,223       5,684
Current liabilities                                                           (324,092)   (216,763)
---------------------------------------------------------------------------------------------------
Net assets                                                                   $  73,883   $  36,790
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------
COMBINED RESULTS OF OPERATIONS OF CONSTRUCTION JOINT VENTURES
YEAR ENDED NOVEMBER 30,                                             1997        1996        1995
---------------------------------------------------------------------------------------------------
Revenue                                                          $ 793,555   $ 246,636   $  12,729
Cost of revenue                                                   (715,492)   (229,836)    (11,580)
---------------------------------------------------------------------------------------------------
Gross profit                                                     $  78,063   $  16,800   $   1,149
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------
  CORPORATION'S SHARE OF RESULTS OF OPERATIONS OF CONSTRUCTION JOINT VENTURES
  YEAR ENDED NOVEMBER 30,                                                        1997       1996       1995
--------------------------------------------------------------------------------------------------------------
Revenue                                                                        $ 331,940   $103,709   $ 5,327
Cost of revenue                                                                 (299,701)   (95,953)   (4,886)
--------------------------------------------------------------------------------------------------------------
Gross profit                                                                   $  32,239   $  7,756   $   441
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------

  Combined financial position and results of operations of joint ventures subsequent to September 11, 1996 reflect merged ownership interests including operating results of joint ventures acquired as a result of the acquisition of Old MK.

MINING VENTURES: At November 30, 1997, the Corporation had ownership interests in two mining ventures, MIBRAG mbH (33%) and Westmoreland Resources, Inc. ("Westmoreland Resources") (20%). On September 30, 1996, the Corporation sold a 4% ownership interest in Westmoreland Resources to Westmoreland Coal Company ("Westmoreland Coal") thereby reducing its ownership interest to 20%. The Corporation provides contract mining services to these ventures.

-----------------------------------------------------------------------------------------
COMBINED FINANCIAL POSITION OF MINING VENTURES
NOVEMBER 30,                                                        1997        1996
-----------------------------------------------------------------------------------------
Current assets                                                     $ 302,237   $ 352,586
Non-current assets                                                   117,447     114,835
Property and equipment, net                                          498,310     509,919
Current liabilities                                                 (101,241)   (128,435)
Long-term debt                                                      (267,026)   (259,084)
Other non-current liabilities                                       (365,058)   (411,432)
-----------------------------------------------------------------------------------------
Net assets                                                         $ 184,669   $ 178,389
-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------
COMBINED RESULTS OF OPERATIONS OF MINING VENTURES
YEAR ENDED NOVEMBER 30,                                                 1997        1996
-----------------------------------------------------------------------------------------
Revenue                                                            $ 364,425   $ 102,701
Cost of revenue                                                     (331,502)    (92,071)
-----------------------------------------------------------------------------------------
Gross profit                                                       $  32,923   $  10,630
-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------
CORPORATION'S SHARE OF RESULTS OF OPERATIONS OF MINING VENTURES
YEAR ENDED NOVEMBER 30,                                                 1997        1996
-----------------------------------------------------------------------------------------
Revenue                                                            $ 115,412   $  32,786
Cost of revenue                                                     (105,108)    (29,385)
-----------------------------------------------------------------------------------------
Gross profit                                                       $  10,304   $   3,401
-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------

  On December 23, 1996, Westmoreland Coal and four subsidiaries, including Westmoreland Resources, filed for protection under Chapter 11 of the United States Bankruptcy Code. At November 30, 1997, the carrying amount of the Corporation's ownership interest in Westmoreland Resources was $6,191. The Corporation cannot presently predict with any certainty to what extent, if any, the ownership interest in Westmoreland Resources, or the Corporation's contract mining for Westmoreland Resources, will ultimately be impaired, but any loss is not expected to have a material adverse effect on the Corporation's financial position, results of operations or cash flows.

7.  ASSETS HELD FOR SALE

At November 30, 1997, assets held for sale are stated at the lower of cost or fair value less cost of disposal and are comprised of the net assets of a subsidiary and real estate. The Corporation is unable to predict disposal dates. Operations of the subsidiary resulted in revenue of $5,300 and $5,400, and net operating losses of $937 and $1,700 for 1997 and 1996, respectively. During 1997, a 29.5% stock ownership interest in a foreign bank which had a carrying amount of $5,244 at November 30, 1996 was sold at a loss of $833. In 1996, the Corporation recognized aggregate impairment losses of $12,100 on assets held for sale and $6,100 on assets held for use.

8.  CREDIT FACILITIES

On October 31, 1996, the Corporation obtained from the Bank of Montreal a five-year, $200,000 revolving loan and letter of credit facility (the "Facility"). Revolving loan borrowings under the Facility are limited to $125,000. On October 8, 1997, the Facility was extended for an additional year to October 2002. Annually thereafter, the Facility may be extended by an additional year upon mutual approval of the bank and the Corporation. In 1996, the Corporation paid a $1,100 underwriting fee to the bank and is required to pay commitment and letters of credit fees.

  Substantially all of the assets of the Corporation and certain of its material domestic subsidiaries are pledged as collateral. The Facility covenants require the maintenance of financial ratios, the most restrictive of which is fixed charge coverage and minimum levels of net worth and place limitations principally on additional indebtedness, investments and loan guarantees. At November 30, 1997, the Corporation had no outstanding borrowings under the Facility and was in compliance with the covenants. The Corporation is not restricted from paying dividends unless an event of default exists.

  The Facility provides for loans bearing interest, payable quarterly, at the applicable LIBOR rate or the base rate, as defined, plus an additional margin. The additional margin ranges from 3/4% to 1 1/8% for the LIBOR rate and zero to 1/4% for the base rate, based on the ratio of earnings before interest, taxes, depreciation and amortization to the Corporation's funded debt.

9.  TAXES ON INCOME

The components of the U.S. federal, state and foreign income tax expense (benefit) were as follows:



----------------------------------------------------------
   YEAR ENDED NOVEMBER 30,        1997      1996     1995
----------------------------------------------------------
Currently payable
 U.S. federal                   $(2,699)  $   (10)  $2,217
 State                              871       108      723
 Foreign                          3,535     1,019       --
----------------------------------------------------------
Current                           1,707     1,117    2,940
----------------------------------------------------------
Deferred
 U.S. federal                    22,585    (1,459)     844
 State                            3,043      (361)     238
 Foreign                            530       209       --
----------------------------------------------------------
Deferred                         26,158    (1,611)   1,082
----------------------------------------------------------
Income tax expense (benefit)    $27,865   $  (494)  $4,022
----------------------------------------------------------
----------------------------------------------------------

-------------------------------------------------------------
DEFERRED TAX ASSETS AND LIABILITIES
NOVEMBER 30,                               1997        1996
-------------------------------------------------------------
Deferred tax assets
 Employee benefit plans                $  31,926   $  35,087
 Estimated loss accruals                  54,429      66,948
 Revenue recognition                       2,585       5,659
 Alternative minimum tax                  14,507      13,902
 Joint ventures                            3,633       4,293
 Self-insurance accruals                  31,643      22,963
 Loss carryforwards                       88,326      83,336
 Valuation allowance                    (111,987)   (126,878)
-------------------------------------------------------------
Total deferred tax assets                115,062   $ 105,310
-------------------------------------------------------------
Deferred tax liabilities
 Depreciation                            (10,217)     (6,587)
 Basis difference in affiliates          (16,686)    (11,016)
 Other, net                              (26,803)    (24,861)
-------------------------------------------------------------
Total deferred tax liabilities           (53,706)    (42,464)
-------------------------------------------------------------
Total deferred tax assets, net         $  61,356   $  62,846
-------------------------------------------------------------
-------------------------------------------------------------

  At November 30, 1997, the Corporation had consolidated regular tax net operating loss carryforwards for federal, state and foreign tax purposes of approximately $220,145, $165,902 and $3,775, respectively, which expire in the years 2000 through 2012. In addition, the Corporation had federal alternative minimum tax credits of $14,507 at November 30, 1997 which carry forward indefinitely. The $111,987 valuation allowance reduces these net operating loss carryforwards and other deferred tax assets to a level which management believes will, more likely than not, be realized based on estimated future taxable income. The net decrease of $14,891 in the valuation allowance at November 30, 1997 resulted from the extension of the federal net operating loss carryforward period and by changes to the deferred taxes related to the acquisition of Old MK for preacquisition contingencies. A reduction in the valuation allowance related to tax assets acquired at September 11, 1996 will result in a reduction of goodwill. The valuation allowance may be increased based on the occurrence of future events, and any such increase could be material. Years prior to 1994 are closed to examination for federal tax purposes. Management believes that adequate provision has been made for probable tax assessments.

  Income tax expense (benefit) differed from income taxes at the U.S. federal statutory tax rate of 35% as follows:

---------------------------------------------------------------------------------------
                 YEAR ENDED NOVEMBER 30,                     1997      1996      1995
---------------------------------------------------------------------------------------
Tax expense (benefit) at 35% U.S. federal statutory rate    $20,964  $(1,846)  $ 4,266
State income tax, net of federal benefit                      2,544     (165)      624
Foreign income tax, net of federal benefit                    2,642      799        --
Nondeductible expenses (nontaxable income), net               1,643      447    (1,024)
Other                                                            72      271       156
---------------------------------------------------------------------------------------
Income tax expense (benefit)                                $27,865  $  (494)  $ 4,022
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------

  Nondeductible expenses (nontaxable income), net was comprised principally of goodwill amortization and in 1995, a benefit from a change in estimate.

  Income (loss) before income taxes was comprised of a domestic source income of $23,290 and foreign source income of $36,606 in 1997, a domestic source loss of $(11,786) and foreign source income of $6,512 in 1996 and domestic source income in 1995.

10.  BENEFIT PLANS

PENSION PLAN: The Corporation succeeded Old MK as sponsor of a defined benefit pension plan under which benefits have been frozen and no further benefits have been accrued since 1991. Management has terminated the plan and is effecting a settlement of the plan's accumulated benefit obligation through lump-sum cash payments and the purchase of nonparticipating annuities. Accordingly, the accumulated benefit obligation at November 30, 1997 reflects estimated ultimate termination benefits. Pending such settlement, the plan continues to hold assets, pay benefits and, if required, receive additional employer contributions.

--------------------------------------------------------------------------------------------------
FUNDED STATUS OF THE PLAN
NOVEMBER 30,                                                                   1997       1996
--------------------------------------------------------------------------------------------------
Accumulated vested termination benefit obligation                             $(63,028)  $(57,492)
Plan assets at fair value                                                       60,034     54,266
--------------------------------------------------------------------------------------------------
Accumulated vested termination benefit obligation in excess of plan assets      (2,994)    (3,226)
Unrecognized net gain                                                             (167)    (1,635)
--------------------------------------------------------------------------------------------------
Accrued pension benefit obligation                                            $ (3,161)  $ (4,861)
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------

  At November 30, 1997, approximately 46% of plan assets were invested in fixed-income (corporate and U.S. government) securities and 54% in cash equivalents. The discount rate used in determining the actuarial present value of the accumulated vested termination benefit obligation was 6.15% for anticipated annuity settlements, 7.09% for anticipated lump-sum payments and 6.11% for certain grandfathered small-amount cash outs. The expected rate of return on plan assets was 8%.

MULTIEMPLOYER PENSION PLANS: The Corporation participates in and makes contributions to numerous construction-industry multiemployer pension plans. Generally, the plans provide defined benefits to substantially all employees covered by collective bargaining agreements. The Corporation's cost of the plans was $16,098 in 1997, $4,972 in 1996 and $2,460 in 1995. Under the Employee
Retirement Income Security Act, a contributor to a multiemployer plan is liable, upon termination or withdrawal from a plan, for its proportionate share of a plan's unfunded vested liability. The Corporation currently has no intention of withdrawing from any of the multiemployer pension plans in which it participates.

ACCRUED PENSION LIABILITIES: The Corporation has assumed the pension liabilities to former employees and former non-employee directors of Old MK as follows:

-------------------------------------------------------------------------------------------
STATUS OF THE UNFUNDED PENSION PLANS
NOVEMBER 30,                                                             1997       1996
-------------------------------------------------------------------------------------------
Accumulated vested benefit obligation, discounted at 7.0% and 7.25%    $(14,549)  $(14,612)
Unrecognized net loss                                                       960        703
-------------------------------------------------------------------------------------------
Accrued pension liabilities                                            $(13,589)  $(13,909)
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------

POSTRETIREMENT HEALTH CARE PLAN: The Corporation succeeded Old MK as sponsor of an unfunded plan to provide certain health care benefits for employees of Old MK who retired before July 1, 1993 including their surviving spouses and dependent children. Employees who retired after July 1, 1993 are not eligible for postretirement health care benefits. Prior to November 30, 1996, the Corporation changed its postretirement health care plan to increase retirees' required cash contributions, effective January 1, 1997, and the effect of such change was reflected in the accumulated postretirement benefit obligation ("APBO") at November 30, 1996. The plan was amended in past years, and the Corporation reserves the right to amend or terminate the postretirement health care benefits currently provided under the plan and may increase retirees' cash contributions at any time. The interest expense on the unfunded APBO for the year ended November 30, 1997 was $3,522 and for the period September 12 to November 30, 1996 was $803.

-----------------------------------------------------------------
ACCRUED POSTRETIREMENT BENEFIT OBLIGATION
               NOVEMBER 30,                    1997       1996
-----------------------------------------------------------------
Accumulated benefit obligation               $(43,250)  $(50,265)
Unrecognized prior service credit              (4,593)    (4,976)
Unrecognized actuarial net (gain) loss         (5,846)     1,808
-----------------------------------------------------------------
Accrued postretirement benefit obligation    $(53,689)  $(53,433)
-----------------------------------------------------------------
-----------------------------------------------------------------

  The unrecognized prior service credit is being amortized to periodic health care expense over the 13-year average future expected lifetime of retirees and their surviving spouses beginning in fiscal 1997.

  The APBO was determined using the projected unit credit method and an assumed discount rate of 7%. In addition, an annual rate increase of 9% in the per capita cost of health care benefits was assumed, gradually declining to 5% in the year 2006 and continuing thereafter at that rate over the projected payout period of the benefits. The health care cost trend rate assumption has a significant effect on the APBO. For example, a 1% increase in the health care cost trend rate would increase the APBO of $4,199 at November 30, 1997 and increase the 1997 expense by approximately $360.

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

 The cost of these plans was $30,846 in 1997, $9,174 in 1996 and $3,090 in 1995.

11.  TRANSACTIONS WITH AFFILIATES

The Corporation purchased goods and services from and participated in joint ventures with affiliates of a principal stockholder and Chairman of the Board of Directors of the Corporation as follows:

---------------------------------------------------------------------
YEAR ENDED NOVEMBER 30,                         1997    1996    1995
---------------------------------------------------------------------
Capital expenditures                           $1,444  $1,063  $1,545
Lease and maintenance of corporate aircraft       931      --      --
Parts, rentals, overhauls and repairs           4,565   7,709   5,901
Administrative support services                 1,066   1,688   2,446
Revenue recognized from joint ventures          4,798   2,103   1,800
Profit recognition from joint ventures          1,522     393     382
Corporation's investment in joint ventures      1,648   1,080     582
---------------------------------------------------------------------

  The Corporation performed construction services, rented equipment and realized gains on sales of equipment to affiliates of a principal stockholder and Chairman of the Board of Directors of the Corporation as follows:

---------------------------------------------------------------
YEAR ENDED NOVEMBER 30,                   1997    1996   1995
---------------------------------------------------------------
Construction services                     $  29   $4,696  $ 848
Equipment rental                             --      346    194
Gain (loss) on sales of equipment, net      (63)     466    586
---------------------------------------------------------------

  The Corporation purchased insurance, surety bonds and financial advisory services from firms owned by or affiliated with current members of the Board of Directors of the Corporation as follows:

---------------------------------------------------------------------------------------
YEAR ENDED NOVEMBER 30,                                       1997     1996     1995
---------------------------------------------------------------------------------------
Insurance premiums paid                                        $10,614  $11,508  $3,901
Commissions earned                                               1,280      875     430
Financial advisory services regarding purchase of Old MK            --      992      --
Fair value of stock purchase warrants issued for service in
 connection with the purchase of Old MK                             --      543      --
Financial advisory services                                        154       --      --
---------------------------------------------------------------------------------------

  In January 1998, the Corporation and a brokerage firm owned by a member of the Board of Directors approved a new agreement for insurance brokering services supplied to the Corporation effective January 1, 1998 and expiring December 31, 2000, with automatic renewal annually for 12-month terms thereafter, unless canceled by either party prior to the annual date. Pursuant to the new agreement, the brokerage firm receives an annual fixed fee of $1,150, which will be paid in equal quarterly installments with all insurance commissions earned to be credited 100% against the fee.

  Negotiations of the proposed acquisition of an interest in a copper mine between the Corporation and a principal stockholder and the Chairman of the Board of Directors were terminated in January, 1998.

12.  GEOGRAPHIC AND CUSTOMER INFORMATION

The Corporation operates in the engineering and construction industry in the following geographic areas:

------------------------------------------------
GEOGRAPHIC DATA
YEAR ENDED NOVEMBER 30,       1997       1996
------------------------------------------------
Revenue
 United States             $1,474,831  $589,930
 International                202,470    69,170
------------------------------------------------
Total revenue              $1,677,301  $659,100
------------------------------------------------
------------------------------------------------
Operating income (loss)
 United States             $   18,260  $(11,787)
 International                 34,567     3,193
------------------------------------------------
Operating income (loss)    $   52,827  $ (8,594)
------------------------------------------------
------------------------------------------------
Identifiable assets
 United States             $  357,424  $405,123
 International                111,182   154,083
Corporate assets              301,638   280,431
------------------------------------------------
Total assets               $  770,244  $839,637
------------------------------------------------
------------------------------------------------

  Corporate assets include cash and equivalents, refundable income taxes, deferred tax assets, securities available for sale, assets held for sale and cost in excess of net assets acquired. Revenue from international operations and identifiable assets of international operations in 1997 and 1996 was in numerous geographic areas without significant concentration, and in 1995 was less than 10% of consolidated revenue and assets, respectively.

  Ten percent or more of the Corporation's revenues for the three years in the period ended November 30, 1997 were derived from contracts and subcontracts with the following customers:

-----------------------------------------------------------------------
YEAR ENDED NOVEMBER 30,                       1997      1996      1995
-----------------------------------------------------------------------
California Department of Transportation    $125,136  $147,598  $109,033
United States Department of Energy          289,288    69,614     2,226
Other U.S. government agencies               71,684    36,439    20,537
-----------------------------------------------------------------------

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

  According to a report published in August 1996, the EPA estimated that the total remediation costs incurred and to be incurred at the Site will be $120,000. The Corporation is not a party to any agreement regarding an allocation of responsibility, and the EPA has not made an allocation of responsibility among the PRPs. The Corporation's share, if any, of the aggregate environmental liability associated with the Site is not presently determinable and depends upon, among other things, the manner in which liability may be allocated to or among the Corporation or other PRPs associated with the Site, the efficacy of any defenses that the Corporation or such other PRPs may have to any assertion of liability, the willingness and ability of such other PRPs to discharge such liability as may be allocated to them and the outcome of any negotiations or settlement discussions between the Corporation and the EPA and/or such other PRPs. Accordingly, no remediation costs have been accrued at November 30, 1997.

  Management believes that the ultimate resolution of this matter could have a material adverse effect on the Corporation's financial position and could materially and adversely effect its results of operations and cash flows in one or more periods.

OTHER ENVIRONMENTAL MATTERS: The Corporation assumed a liability of Old MK of $4,000 for the estimated costs of monitoring and treatment of ground water contamination at or adjacent to previously owned rail facilities in Boise, Idaho. In December 1996, the current owner qualified for assumption of related monitoring and treatment obligations for such facilities. Accordingly, the Corporation eliminated the assumed liability associated with the site.

  The Corporation has been identified as a PRP and is contingently liable for remediation liabilities in connection with Old MK's former Transit business. The Corporation agreed to indemnify the buyer of the Transit business for remediation costs and has therefore accrued $3,000. While the Corporation's range of loss cannot be estimated, management believes that the ultimate outcome of the matter will not have a material adverse effect on the Corporation's financial position.

  The Corporation has assumed an undiscounted liability of Old MK which at November 30, 1997 was $3,107 for environmental cleanup activities at four other sites. The Corporation estimates that such costs could range from $1,800 to $6,800 in the aggregate.

CONTRACT RELATED MATTERS: In 1995, Old MK entered into a fixed-price contract with the Texas Natural Resource Conservation Commission ("TNRCC") for construction of a solvent-extraction facility and treatment of contaminated soil at a Superfund site in Texas. In 1997, the Corporation and the staff of TNRCC entered into a modified agreement that resolved the contract disputes which had previously arisen. The modified agreement was not approved by the TNRCC and the TNRCC notified the Corporation in early February 1998 that it was terminating its contract with the Corporation. The Corporation anticipates additional negotiations with the TNRCC over demobilization and claim issues. The TNRCC may seek to recover up to $13,619 of advances by drawing on an outstanding letter of credit issued at the request of the Corporation (and under which the Corporation would have an obligation to reimburse the issuer for any amounts so drawn), and if the TNRCC does so act the Corporation will assert its claims for additional revenue for customer-caused delays, changed conditions and other excess costs. At August 31, 1997, the Corporation provided for the estimated costs to complete the contract, assuming the letter of credit was not drawn. However, the ultimate outcome of this matter cannot be determined with certainty.

  The Corporation has a number of cost reimbursable contracts with the U.S. government, the allowable costs of which are subject to adjustments upon audit and negotiation by various agencies of the U.S. government. Audits and negotiations of the Corporation's allocation of periodic costs of insurance programs are complete through 1997, resulting in a $4,300 credit refund by the Corporation to certain U.S. government contracts over two years. Audits and negotiations of indirect costs are substantially complete through 1995 without significant adjustments, and audits of 1996 indirect costs are in progress.

LETTERS OF CREDIT: In the normal course of business, the Corporation causes letters of credit to be issued in connection with contract performance obligations which are not reflected in the balance sheet. The Corporation is obligated to reimburse the issuer of such letters of credit for any payments made thereunder. At November 30, 1997, $41,297 in face amount of such letters of credit were outstanding, including a $13,619 letter of credit issued in connection with the contract performance obligation to TNRCC discussed above. At November 30, 1996, $33,669 in face amount of such letters of credit were outstanding. The Corporation has pledged securities available for sale as collateral for its reimbursement obligations in respect of $6,106 in face amount of certain letters of credit at November 30, 1997.

  In connection with a 1989 sale of Old MK's ownership interest of a shipbuilding subsidiary, the Corporation assumed a guarantee of port facility bonds of $21,000 through 2002. The former subsidiary has collateralized the bonds with certain assets and have established a sinking fund of $5,027 for the bonds. No loss on the guarantee is probable and, accordingly, no accrual has been made by the Corporation.

EMPLOYMENT AGREEMENTS AND SEVERANCE PAY PLANS: The Corporation has employment agreements with several key employees which generally provide for salary continuation and certain benefits in the event of termination of employment without cause (as defined) following a change of control in the Corporation (as defined). If all employees subject to such agreements at November 30, 1997 were to be terminated under circumstances giving rise to such salary continuation and benefits, the Corporation's aggregate liability would be approximately $4,149. As a result of the acquisition of Old MK, several employees were terminated, resulting in cash payments of $407 during 1997 and an accrued liability of $270 at November 30, 1997.

LONG-TERM LEASES: Total rental payments for real estate and equipment under lease charged to operations in 1997, 1996 and 1995 were $36,575, $11,780 and $4,514, respectively. Future minimum rental payments under operating leases, some of which contain renewal or escalation clauses, with remaining noncancelable terms in excess of one year at November 30, 1997 were as follows:

----------------------------------------------------------------------
                                    REAL ESTATE  EQUIPMENT   TOTAL
----------------------------------------------------------------------
YEAR ENDING NOVEMBER 30,
                  1998                  $ 9,984   $ 12,573   $22,557
                  1999                    8,152      7,343    15,495
                  2000                    8,353      1,012     9,365
                  2001                    6,653        282     6,935
                  2002                    6,589         86     6,675
                  2003 and after         42,366         --    42,366
----------------------------------------------------------------------
Totals                                  $82,097    $21,296  $103,393
----------------------------------------------------------------------
------------------------------------------------------------------------------

  Administrative and engineering facilities in Boise, Idaho, and Cleveland, Ohio, are leased under long-term, non-cancelable leases expiring in 2003 and 2010, respectively, with aggregate lease obligations of $10,039 and $63,476 for the Boise facility and Cleveland facility, respectively.

OTHER: The Corporation and certain current and former officers and directors are named defendants in two legal actions: John B. Blyler and Malcolm J. Corse v. William J. Agee, et. al., Civil Action No. 97-0332-S-BLW; and Martin Radwell v. Dennis R. Washington, et. al., Civil Action No. 15934. The complaints allege, among other things, that the defendants breached certain fiduciary duties. Additionally, former shareholders (the plaintiffs) of TMS, Inc. ("TMS"), which was acquired by Old MK in December 1992, filed an action in 1995 alleging they were induced to enter into an agreement to exchange TMS shares for common stock of Old MK (the defendant) and also enter into noncompete agreements by the defendants' allegedly false statements. Although the ultimate outcome of these matters cannot be predicted with certainty, management believes that the outcome of these actions, individually or collectively, will not have a material adverse impact on the Corporation's financial position, results of operations or cash flows. The Corporation, as successor to Old MK (Commission File No. 1-8889), is subject to a formal investigation by the Pacific Regional Office of the SEC regarding the management and operations of Old MK, primarily its former Transit business, prior to September 12, 1996. The Corporation continues to provide documents in response to discovery requests and otherwise cooperate with the Commission's staff in connection with this investigation.

  In addition to the foregoing, there are other claims, lawsuits, disputes with third parties, investigations and administrative proceedings against the Corporation and its subsidiaries relating to matters in the ordinary course of its business activities that are not expected to have a material adverse effect on the Corporation's financial position, results of operations or cash flows.

14.  SUPPLEMENTAL CASH FLOW INFORMATION

----------------------------------------------------------------------------------------
YEAR ENDED NOVEMBER 30,                                    1997        1996       1995
----------------------------------------------------------------------------------------
Supplemental cash flow information
Interest paid                                            $    890   $     993    $   189
Income taxes paid                                          12,796       1,877      3,861
----------------------------------------------------------------------------------------
Supplemental noncash investing activities
Property and equipment classified as assets held for sale              25,485
Other current assets classified as assets held for sale                   224
Investment in mining ventures adjusted for cumulative
 translation adjustments, net of income tax benefit        (5,512)
----------------------------------------------------------------------------------------
Business combination:
 Fair value of assets                                     (15,538)    701,188
 Liabilities assumed                                       15,538    (479,452)
 Redeemable preferred stock issued                                    (18,000)
 Equity securities issued                                            (186,928)
----------------------------------------------------------------------------------------
Total cash paid, including acquisition cost of $3,508    $     --   $  16,808
----------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------

15.  REDEEMABLE PREFERRED STOCK

On September 11, 1996, the Corporation issued 1,800,000 shares of Series A preferred stock in connection with the acquisition of Old MK. Redemption of the Series A preferred stock, not to exceed $18,000 in the aggregate, will occur on April 15, 1998 utilizing federal income tax refunds received by the Corporation in January 1998. Such refunds are reflected in the Corporation's November 30, 1997 balance sheet.

  Holders of Series A preferred stock are entitled to vote together with holders of common stock as a single class on all matters with respect to which the holders of common stock are entitled to vote. Each share of Series A preferred stock has 1/10,000 of a vote. Upon redemption, all Series A preferred stock will be canceled and all rights of the holders will cease.

16.  CAPITAL STOCK, STOCK PURCHASE WARRANTS AND STOCK COMPENSATION PLAN

CAPITAL STOCK: Pursuant to its Certificate of Incorporation, the Corporation has the authority to issue 100,000,000 shares of common stock and 10,000,000 shares of preferred stock. Preferred stock may be issued at any time or from time to time in one or more series with such designations, powers, preferences and rights, qualifications, limitations or restriction thereof as determined by the Board of Directors of the Corporation.

STOCK PURCHASE WARRANTS: At November 30, 1997, the Corporation had outstanding stock purchase warrants to acquire 2,948,239 shares of the Corporation's common stock at an exercise price of $12.00 per share. Of such warrants 2,760,391 expire in March 2003, and 187,848 expire in September 2001.

STOCK REPURCHASE PROGRAM: In January 1998, the Board of Directors authorized the purchase, from time to time, of up to 2 million shares of the Corporation's common stock and up to 2.760 million of its stock purchase warrants.

STOCK COMPENSATION PLAN: The Corporation has a Stock compensation Plan for employees and non-employee directors as amended (the "1994 plan") which provides for grants by the Board of Directors in the form of nonqualified stock options or incentive stock options ("ISOs") and restricted stock awards. Additional shares of common stock available each year for grants under the 1994 plan are equal to 3% of the outstanding shares as of December 1. Grant prices per share for nonqualified stock options are determined by the Board. Grant prices per share for ISOs are at the fair market value of the Corporation's common stock at the date of grant. Stock options extend for and vest over periods of up to ten years as determined by the Board. The Board may accelerate the vesting period after award of an option. The number of shares available for grant of ISOs may not exceed 2,900,000 shares, and no individual shall be granted stock options or restricted stock awards for more than 5,000,000 shares over any three-year period.

  Non-employee directors may elect to forego receipt in cash of certain fees earned during any year in return for an option with a grant price equal to 80% of the fair market value of the Corporation's common stock, a term and vesting period of up to ten years as determined by the Board. Non-employee directors elected options for 95,556, 50,461 and 55,386 shares in lieu of fees earned in 1997, 1996 and 1995, respectively.

  On April 11, 1997, the Corporation's stockholders adopted the 1997 Stock Option and Incentive Plan for Non-employee Directors (the "1997 plan") which provides for grants in the form of nonqualified stock options and restricted stock awards. Grant prices per share for stock options are at fair market value at the date of grant. The number of shares available for grant as options and restricted stock awards is 500,000, of which no more than 100,000 may be awarded as restricted. Grants of nonqualified stock options and restricted stock awards to the non-employee directors under the 1997 plan do not preclude grants under the 1994 plan. Options are subject to terms and conditions determined by the Board of Directors and have a term not exceeding 10 years from the date of grant. Option activity under the Corporation's stock plans is summarized as follows:


-----------------------------------------------------------------------------------------------------------------
                           NOVEMBER 30, 1997           NOVEMBER 30, 1996           NOVEMBER 30, 1995
-----------------------------------------------------------------------------------------------------------------
                                       WEIGHTED-                    WEIGHTED-                   WEIGHTED-
                        NUMBER         AVERAGE        NUMBER        AVERAGE        NUMBER       AVERAGE
                       OF OPTIONS    OPTION PRICE   OF OPTIONS    OPTION PRICE   OF OPTIONS   OPTION PRICE
----------------------------------------------------------------------------------------------------------
Outstanding at
beginning of year        1,107,905         6.33       940,986         5.56            641,900     6.01
Granted                  1,398,056        10.02       360,461         7.98            340,386     5.25
Canceled                   (86,756)        8.96       (26,875)        8.14            (41,300)   10.00
Exercised                 (643,532)        6.30      (166,667)        5.25                 --       --
                         ---------       ------     ----------       -----           ---------   ------
Outstanding at end
 of year                 1,775,673         9.12     1,107,905         6.33            940,986     5.56
                         =========                  ==========                       =========
Exercisable at end
 of year                   370,178         6.41       718,782         6.22            232,770     5.88
Shares available for
 grant                   1,767,738           --     1,375,948           --          1,709,534       --
----------------------------------------------------------------------------------------------------------

  Shares available for grant includes shares which may be granted as either stock options or restricted stock awards, as determined by the Board.

  The terms and conditions of restricted stock awards issued to key employees are determined by the Board. Upon termination of employment, shares that remain subject to restriction are forfeited. At November 30, 1997, there were 1,530 restricted shares outstanding with restrictions lapsing in January 1998. No restricted stock awards were made in 1997, 1996 and 1995.

STOCK-BASED COMPENSATION: The Corporation has adopted the disclosure-only provisions of the Financial Accounting Standards Board Statement No. 123 Accounting for Stock-Based Compensation ("SFAS No. 123") issued in October 1995. Accordingly, compensation cost has been recorded based on the intrinsic value of the option only. The Corporation recognized $477 and $702 of compensation cost in 1997 and 1996, respectively, for stock-based employee compensation awards.
If the Corporation had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income and earnings per share would have been reduced to the proforma amounts as follows:


------------------------------------------------
NOVEMBER 30,                    1997      1996
------------------------------------------------
Net income (loss)
 As reported                   $32,031  $(4,780)
 Pro forma                      30,925   (4,620)
Net income (loss) per share
 As reported                       .59     (.14)
 Pro forma                         .57     (.13)
------------------------------------------------

  The Black-Scholes option valuation model was used to estimate the fair value of the options. The assumptions used in such option valuation are highly subjective, particularly as to stock price volatility of the underlying stock and can materially affect the fair value estimate. In management's opinion, the model does not provide a reliable single measure of the fair value of the employee stock options.

  The above pro forma amounts reflect the portion of the estimated fair value of awards earned in 1997 and 1996 based on the vesting period of the options. The pro forma effects disclosed above are not likely to be representative of the pro forma disclosures of future years because SFAS No. 123 is applicable only to options granted subsequent to November 30, 1995, the effect of which will not be fully reflected until 1999.

 The following assumptions were used in the valuation , and no dividends were assumed:

------------------------------------------------------------------
                                                    1997     1996
------------------------------------------------------------------
Average expected life (years)                           5       5
Expected volatility                                  30.7%   38.0%
Risk-free interest rate                               6.4%    6.4%
Weighted average fair value:
 Exercise price equal to market price at grant     $10.23   $7.98
 Exercise price less than market price at grant    $ 7.20      --
------------------------------------------------------------------

 The following table summarizes information about options outstanding at November 30, 1997:

---------------------------------------------------------------------------------------------------------------------
                                               OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                             ----------------------------------------------------        ----------------------------
                                                                 Weighted-average
                             Number         Weighted-average        remaining            Number      Weighted-average
Price Range                  (000's)         exercise price      contractual life        (000's)     exercise price
---------------------------------------------------------------------------------------------------------------------
Below $7.20                    354               $ 5.70                 7.3                292            $ 5.88
$7.50 - $9.88                1,214               $ 9.60                 8.8                 51            $ 7.50
Above $10.00                   208               $12.10                 8.9                 27            $10.00
---------------------------------------------------------------------------------------------------------------------

17.  FINANCIAL INSTRUMENTS

The estimated fair values of financial instruments at November 30, 1997 have been determined by the Corporation, using available market information and valuation methodologies believed to be appropriate. However, judgment is necessary in interpreting market data to develop the estimates of fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Corporation could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

  The carrying amounts and estimated fair values of certain financial instruments at November 30, 1997 and 1996 were as follows:

----------------------------------------------------------------
NOVEMBER 30,                       1997            1996
----------------------------------------------------------------
                           CARRYING   FAIR    CARRYING    FAIR
                            AMOUNT    VALUE    AMOUNT    VALUE
----------------------------------------------------------------
FINANCIAL ASSETS
Customer retentions         $26,970  $26,175   $28,348   $27,444
Notes receivable                 --       --     8,087     9,101
FINANCIAL LIABILITIES
Subcontract retentions       20,266   19,668    27,006    26,145
Advances from customers       8,987    8,722    11,280    10,920
----------------------------------------------------------------

  The fair value of other financial instruments comprised of (i) cash and cash equivalents, accounts receivable excluding customer retentions, unbilled receivables and accounts and subcontracts payable excluding retentions approximate cost because of the immediate or short-term maturity of these, (ii) securities available for sale based on quoted market prices of the securities at the balance sheet date and (iii) notes receivable, customer retentions, subcontract retentions and customer advances is estimated by discounting expected cash flows at rates currently available to the Corporation for instruments with similar risks and maturities.


ITEM 9.  CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by this Item is set forth under the captions "Directors" and "Executive Officers" in the Corporation's definitive proxy statement for its annual meeting of stockholders to be filed not later than March 31, 1998 and incorporated herein by this reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information called for by this Item is set forth under the caption "Report of the Compensation Committee on Executive Compensation for 1997" in the Corporation's definitive proxy statement for its annual meeting of stockholders to be filed not later than March 31, 1998, and incorporated herein by this reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by this Item is set forth under the caption "Voting Securities and Principal Holders Thereof" in the Corporation's definitive proxy statement for its annual meeting of stockholders to be filed not later than March 31, 1998, and incorporated herein by this reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this Item is set forth under the caption "Certain Relationships and Related Transactions" in the Corporation's definitive proxy statement for its annual meeting of stockholders to be filed not later than March 31, 1998, and incorporated herein by this reference.

                                     III-1

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)  Documents filed as a part of this Annual Report on Form 10-K.

                                                                                     PAGE(S)
     1. The Consolidated Financial Statements, together with the reports thereon of Coopers & Lybrand L.L.P. dated February 2, 1998, and KPMG Peat
        Marwick LLP dated January 12, 1996 are included in Part II, Item 8 of this Annual Report on Form 10-K

       Report of Independent Accountants                                               II-10
       Report of Independent Auditors                                                  II-11
       Consolidated Statements of Operations for each of
        the three years in the period ended November 30, 1997                          II-12
       Consolidated Balance Sheets at November 30, 1997
        and 1996                                                                II-13, II-14
       Consolidated Statements of Cash Flows for each of
        the three years in the period ended November 30, 1997                          II-15
       Consolidated Statements of Stockholders' Equity
        for each of the three years in the period ended November 30, 1997              II-16
       Notes to Consolidated Financial Statements                             II-17 to II-34

   2.  Financial Statement Schedule as of November 30, 1997
       Part IV of this Annual Report on Form 10-K                                       IV-1

       Valuation and Qualifying and Reserve Accounts

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

(b)  Reports on Form 8-K.

     The registrant filed a Current Report on Form 8-K dated September 23, 1997 to notify the holders of the Corporation's Series A Preferred stock that the Corporation had received written notification from the Internal Revenue Service ("IRS") that refund claims consisting primarily of claims related to foreign tax credits have received approval by the Joint Committee on Taxation. The Corporation also reported that it was in the process of scheduling meetings with the IRS to discuss this situation and to obtain payment of these refunds. The outcome of those meetings was uncertain and thus it was not possible to predict when these refunds would be paid by the IRS.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on February 9, 1998.

Morrison Knudsen Corporation

By /s/  R.A. Tinstman
  ------------------------------------------------------
   R. A. Tinstman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below on February 9, 1998 by the following persons on behalf of the Corporation in the capacities indicated.


                                     President and Chief Executive Officer and
                                                      Director
 /s/  R.A. Tinstman                         (Principal Executive Officer)
---------------------------------

                                        Executive Vice President and Chief
                                                 Financial Officer
 /s/ A.S. Cleberg                          (Principal Financial Officer)
---------------------------------

                                           Vice President and Controller
 /s/ D.L. Brigham                         (Principal Accounting Officer)
---------------------------------


 /s/  D.H. Batchelder*                                Director
---------------------------------

 /s/  L.R. Judd*                                      Director
---------------------------------

 /s/  W.C. Langley*                                   Director
---------------------------------

 /s/  R.S. Miller*                                    Director
---------------------------------

 /s/  D. Parkinson*                                   Director
---------------------------------

 /s/  T.W. Payne*                                     Director
---------------------------------

 /s/  J.D. Roach*                                     Director
---------------------------------

 /s/  D.R. Washington*                                Director
---------------------------------

* A.S. Cleberg, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the above-named officers and directors of Morrison Knudsen Corporation, pursuant to powers of attorney executed on behalf of each such officer and director.

*By    /s/ A.S. Cleberg
---------------------------------
   A.S. Cleberg, Attorney-in-fact

                          MORRISON KNUDSEN CORPORATION
          SCHEDULE II.  VALUATION AND QUALIFYING AND RESERVE ACCOUNTS
                      FOR THE YEAR ENDED NOVEMBER 30, 1997
                                 (In thousands)

 ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLES DEDUCTED IN THE BALANCE SHEET FROM
                              ACCOUNTS RECEIVABLE

                     Balance at   Provisions                               Balance at
                      Beginning   Charged to                                End of
    Year Ended         of Year    Operations      Other       Deductions    Period
-------------------------------------------------------------------------------------------
November 30, 1996       $    --        $(275)     $(8,210)(1)  $   600   $(7,885)
November 30, 1997        (7,885)        (978)          --        4,124    (4,739)


  DEFERRED INCOME TAX ASSET VALUATION ALLOWANCE DEDUCTED IN THE BALANCE SHEET
                         FROM DEFERRED INCOME TAX ASSET

                     Balance at   Provisions                               Balance at
                      Beginning   Charged to                                End of
    Year Ended         of Year    Operations      Other       Deductions    Period
-------------------------------------------------------------------------------------------
November 30, 1996     $      --     $  --         $(126,878)(1)  $    --     $(126,878)
November 30, 1997      (126,878)       --            (4,797)(2)    19,688(3)  (111,987)


 ESTIMATED COSTS TO COMPLETE LONG-TERM CONTRACTS REFLECTED IN THE BALANCE SHEET

                     Balance at   Provisions                               Balance at
                      Beginning   Charged to                                End of
    Year Ended         of Year    Operations      Other       Deductions    Period
----------------------------------------------------------------------------------------------
November 30, 1996     $  (3,184)    $(23,283)    $(86,450)(1)  $ 12,085   $(100,832)
November 30, 1997      (100,832)     (56,861)          --        84,590    (73,103)

---------------------------------
(1)  Assumed in connection with the acquisition of Old MK.
(2) Adjustment due to change in deferred taxes for preacquisition contingencies.
(3) Adjustment due to extension of federal net operating loss carryforward period.

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

4.5 Warrant Agreement dated September 11, 1996 among the registrant, Batchelder & Partners, Inc. and Schroder Wertheim & Co. Incorporated, including the form of certificate attached thereto as Exhibit A for certain registrant Warrants to expire on September 11, 2001 (filed as Exhibit 4.6 to the registrant's Form 10-Q Quarterly Report for quarter ended August 31, 1996 and incorporated herein by reference).

4.6 Registration Rights Agreement dated September 11, 1996 among the registrant, Batchelder & Partners, Inc. and Schroder Wertheim & Co. Incorporated (filed as Exhibit 4.7 to the registrant's Form 10-Q Quarterly Report for quarter ended August 31, 1996 and incorporated herein by reference).

10.1 * Credit Agreement dated October 8, 1996 among the registrant, Bank of Montreal, individually and as Agent, and the Banks which are parties thereto ("Credit Agreement") (filed as Exhibit 10.2 to the registrant's Form 10-Q Quarterly Report for quarter ended August 31, 1996 and incorporated herein by reference), the First Amendment thereto dated January 31, 1997 (filed as Exhibit 10.1 to the registrant's Form 10-K Annual Report for fiscal year ended November 30, 1996 and incorporated herein by reference) and the Second Amendment thereto dated October 6, 1997 (filed herewith).

10.2 * The registrant's engagement agreement with Batchelder & Partners, Inc. dated August 27, 1997 relating to the possible acquisition by the Company of Guy F. Atkinson Company of California.

10.3 * The registrant's Professional Services Agreement dated January 19, 1998 with Terry Payne & Co., Inc.

10.4 General and Administrative Services Agreement dated as of August 1, 1993 between the registrant and Washington Corporations (filed as Exhibit 10.3 to the registrant's Form 10-K Annual Report for fiscal year ended November 30, 1996 and incorporated herein by reference).

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

MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT WHICH IS SEPARATELY IDENTIFIED IN ACCORDANCE WITH ITEM 14(a)(3) OF FORM 10-K.

10.10   The registrant's Amended and Restated Stock Option Plan (filed as
        Exhibit 10.10 to the registrant's Form 10-K Annual Report for fiscal year ended November 30, 1996 and incorporated herein by reference).

10.11 The registrant's 1997 Stock Option and Incentive Plan for Non-Employee Directors (filed as Exhibit 10.11 to the registrant's Form 10-K Annual Report for fiscal year ended November 30, 1996 and incorporated herein by reference).

10.12 * The registrant's Deferred Compensation Plan.

10.13 * A description of the registrant's Cash Bonus Program.

10.14 Old MK's Stock Compensation Plan, as amended (filed as Appendix I to Old MK's Proxy Statement dated April 4, 1994 and incorporated herein by reference).

10.15 The registrant's Long-Term Incentive Plan for Corporate Executives (filed as Exhibit 10.3 to Old MK's Form 10-Q Quarterly Report for quarter ended March 31, 1994 and incorporated herein by reference.)

10.16   The registrant's Long-Term Incentive Plan for the Mining Group (filed as
        Exhibit 10.50 to Old MK's Form 10-K Annual Report for year ended December 31, 1995 and incorporated herein by reference.)

10.17   The registrant's Key Executive Disability Insurance Plan (filed as
        Exhibit 10.12 to Old MK's Form 10-K Annual Report for year ended December 31, 1992 and incorporated herein by reference.)

10.18   The registrant's Key Executive Life Insurance Plan (filed as Exhibit
        10.13 to Old MK's Form 10-K Annual Report for year ended December 31, 1992 and incorporated herein by reference).

10.19 * Form of registrant's Indemnification Agreement (filed as Exhibit 10.20 to the registrant's Form 10-K Annual Report for fiscal year ended November 30, 1996 and incorporated herein by reference). [A schedule listing the individuals with whom the registrant has entered into such agreements is filed herewith]

10.20 The registrant's employment agreement with Robert A. Tinstman dated as of January 1, 1993, and Amendment thereto dated April 22, 1996 (filed as
        Exhibit 10.21 to the registrant's Form 10-K Annual Report for fiscal year ended November 30, 1996 and incorporated herein by reference).

10.21 The registrant's Nonqualified Stock Option Agreement with Robert A. Tinstman dated as of January 10, 1997 (filed as Exhibit 10.22 to the registrant's Form 10-K Annual Report for fiscal year ended November 30, 1996 and incorporated herein by reference).

10.22 * The registrant's Nonqualified Stock Option Agreement with Robert A. Tinstman dated as of January 14, 1998.

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

10.26 * The registrant's Nonqualified Stock Option Agreement with Stephen G. Hanks dated as of January 14, 1998.

10.27 The registrant's employment agreement with Thomas H. Zarges dated as of January 1, 1994 (filed as Exhibit 10.26 to the registrant's Form 10-K Annual Report for fiscal year ended November 30, 1996 and incorporated herein by reference).

10.28 The registrant's Nonqualified Stock Option Agreement with Thomas H. Zarges dated as of January 10, 1997 (filed as Exhibit 10.27 to the registrant's Form 10-K Annual Report for fiscal year ended November 30, 1996 and incorporated herein by reference).

10.29 * The registrant's Nonqualified Stock Option Agreement with Thomas H. Zarges dated as of January 14, 1998.

10.30 The registrant's employment agreement with Douglas L. Brigham dated as of April 26, 1996 (filed as Exhibit 10.28 to the registrant's Form 10-K Annual Report for fiscal year ended November 30, 1996 and incorporated herein by reference).

10.31 The registrant's employment agreement with Alvia L. Henderson dated as of April 26, 1996 (filed as Exhibit 10.29 to the registrant's Form 10-K Annual Report for fiscal year ended November 30, 1996 and incorporated herein by reference).

10.32 The registrant's employment agreement with C. Stephen Allred dated as of April 26, 1996 (filed as Exhibit 10.2 to the registrant's Form 10-Q Quarterly Report for quarter ended May 31, 1997 and incorporated herein by reference).

10.33 The registrant's employment agreement with Steven Y. Chi dated as of April 26, 1996 (filed as Exhibit 10.3 to the registrant's Form 10-Q Quarterly Report for quarter ended May 31, 1997 and incorporated herein by reference).

10.34 The registrant's employment agreement with A. S. Cleberg dated as of April 11, 1997 (filed as Exhibit 10.1 to the registrant's Form 10-Q Quarterly Report for quarter ended May 31, 1997 and incorporated herein by reference).

21.  *  Subsidiaries of the registrant.

23.1 *  Consent of Coopers & Lybrand L.L.P.

23.2 *  Consent of KPMG Peat Marwick LLP.

24.  *  Powers of Attorney.

27.  *  Financial Data Schedule.