Form 10-Q
period 1998-02-28
MORRISON KNUDSEN CORP//
filed 1998-04-06
CIK 906469

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q
                                QUARTERLY REPORT


     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                             For the Quarter Ended

                               FEBRUARY 28, 1998

                         Commission File Number 1-12054



                          MORRISON KNUDSEN CORPORATION



                             A Delaware Corporation
                   IRS Employer Identification No. 33-0565601

                   MORRISON KNUDSEN PLAZA, BOISE, IDAHO 83729
                                 208 / 386-5000


At February 28, 1998, 54,184,261 shares of the registrant's $.01 par value common stock were outstanding.

The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and has been subject to such filing requirements for the past 90 days.

    [X] Yes [_] No

                          MORRISON KNUDSEN CORPORATION
                       QUARTERLY REPORT FORM 10-Q FOR THE
                      THREE MONTHS ENDED FEBRUARY 28, 1998


                               TABLE OF CONTENTS

                         PART I.  FINANCIAL INFORMATION

                                                                            PAGE
Item 1.    Condensed Consolidated Financial Statements and Notes Thereto
                Statements of Income for the Three Months Ended
                 February 28, 1998 and 1997                                  I-1

                Balance Sheets at February 28, 1998 and November 30,
                 1997                                                        I-2

                Statements of Cash Flows for the Three Months Ended
                 February 28, 1998 and 1997                                  I-4

                Notes to Financial Statements                                I-5

Item 2.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        I-9


                          PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings                                                II-1

Item 6.    Exhibits and Reports on Form 8-K                                 II-1

                                   SIGNATURES

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MORRISON KNUDSEN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED FEBRUARY 28, 1998 AND 1997 (UNAUDITED)
(IN THOUSANDS EXCEPT SHARE DATA)

                                                             1998         1997
-----------------------------------------------------------------------------------
Revenue                                                  $    385,041  $   389,530
Cost of revenue                                              (366,065)    (371,426)
-----------------------------------------------------------------------------------
Gross profit                                                   18,976       18,104
General and administrative expenses                            (5,406)      (5,505)
Goodwill amortization                                            (887)        (905)
-----------------------------------------------------------------------------------
Operating income                                               12,683       11,694
Investment income                                               2,288        2,050
Interest expense                                                 (194)        (257)
Other income (expense), net                                        (4)         (67)
-----------------------------------------------------------------------------------
Income before income taxes                                     14,773       13,420
Income tax expense                                             (6,551)      (6,416)
-----------------------------------------------------------------------------------
Net income                                               $      8,222  $     7,004
===================================================================================
Basic and diluted income per share                               $.15         $.13
-----------------------------------------------------------------------------------
Common shares used to compute income per share - Basic     54,225,848   53,825,117
                                                 Diluted   54,382,566   54,014,692
-----------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

MORRISON KNUDSEN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
AT FEBRUARY 28, 1998 (UNAUDITED) AND NOVEMBER 30, 1997
(THOUSANDS OF DOLLARS EXCEPT SHARE DATA)

ASSETS                                                                 1998        1997
------------------------------------------------------------------------------------------
CURRENT ASSETS
Cash and cash equivalents                                           $  68,862   $  53,215
Accounts receivable, including retentions of $24,550 and $26,970      160,369     187,311
Unbilled receivables                                                   77,066      74,514
Refundable income taxes                                                 4,479      14,331
Investments in and advances to construction joint ventures             43,195      29,270
Deferred income taxes                                                  28,355      30,173
Other                                                                  14,639      16,200
------------------------------------------------------------------------------------------
Total current assets                                                  396,965     405,014
------------------------------------------------------------------------------------------

INVESTMENTS AND OTHER ASSETS
Securities available for sale, at fair value                           42,352      39,314
Investments in mining ventures                                         58,748      57,439
Assets held for sale                                                   16,042      13,301
Cost in excess of net assets acquired, net of accumulated
 amortization of $6,642 and $5,755                                    135,263     136,150
Deferred income taxes                                                  29,304      31,183
Other                                                                   7,179       7,594
------------------------------------------------------------------------------------------
Total investments and other assets                                    288,888     284,981
------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT, AT COST
Construction equipment                                                168,196     172,154
Land and improvements                                                   6,993       6,993
Buildings and improvements                                              5,824       6,276
Equipment and fixtures                                                 54,614      53,483
------------------------------------------------------------------------------------------
Total property and equipment                                          235,627     238,906
LESS ACCUMULATED DEPRECIATION                                        (157,352)   (158,657)
------------------------------------------------------------------------------------------
Property and equipment, net                                            78,275      80,249
------------------------------------------------------------------------------------------
Total assets                                                        $ 764,128   $ 770,244
==========================================================================================


The accompanying notes are an integral part of the financial statements.

LIABILITIES AND STOCKHOLDERS' EQUITY                                            1998       1997
--------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
Accounts payable                                                              $ 42,738   $ 53,448
Subcontracts payable, including retentions of $17,200 and $20,266               37,634     42,513
Billings in excess of cost and estimated earnings on uncompleted contracts      32,176     25,176
Advances from customers                                                         11,816      8,987
Estimated costs to complete long-term contracts                                 70,399     73,103
Accrued salaries, wages and benefits                                            48,094     52,618
Income taxes payable                                                                --      1,371
Other accrued liabilities                                                       42,752     42,679
--------------------------------------------------------------------------------------------------
Total current liabilities                                                      285,609    299,895
--------------------------------------------------------------------------------------------------
NON-CURRENT LIABILITIES
Postretirement benefit obligation                                               53,837     53,689
Accrued workers' compensation                                                   35,609     34,088
Pension and deferred compensation liabilities                                   15,281     15,334
Environmental remediation obligations                                            6,107      6,107
--------------------------------------------------------------------------------------------------
Total non-current liabilities                                                  110,834    109,218
--------------------------------------------------------------------------------------------------
CONTINGENCIES AND COMMITMENTS (Note 5)
--------------------------------------------------------------------------------------------------
REDEEMABLE PREFERRED STOCK, issued 1,800,000 shares of Series A                 18,000     18,000
--------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred stock, 10,000,000 shares authorized; 1,800,000
 redeemable shares of Series A issued and outstanding
Common stock, par value $.01, authorized 100,000,000 shares;
 issued 54,299,367 and 54,299,160                                                  543        543
Capital in excess of par value                                                 247,889    247,820
Stock purchase warrants                                                          6,556      6,557
Retained earnings                                                              102,080     93,858
Treasury stock, 115,106 and 57,806 shares, at cost                              (1,297)      (685)
Cumulative translation adjustments, net of income tax benefit                   (6,733)    (5,512)
Unrealized gain on securities available for sale, net                              647        550
--------------------------------------------------------------------------------------------------
Total stockholders' equity                                                     349,685    343,131
--------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                    $764,128   $770,244
==================================================================================================

MORRISON KNUDSEN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED FEBRUARY 28, 1998 AND 1997 (UNAUDITED)
(THOUSANDS OF DOLLARS)

                                                                        1998       1997
----------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                          $  8,222   $  7,004
Adjustments to reconcile net income to net cash provided (used)
  by operating activities:
 Depreciation of property and equipment                                6,930      6,899
 Amortization of goodwill                                                887        905
 Deferred income taxes                                                 3,697      3,770
 Equity in net income of mining ventures less dividends received      (2,920)    (3,053)
 Other investments and assets                                          2,145      2,665
 (Increase) decrease in net operating assets                           8,795    (25,129)
----------------------------------------------------------------------------------------
Net cash provided (used) by operating activities                      27,756     (6,939)
----------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Property and equipment acquisitions                                   (6,752)    (2,917)
Property and equipment disposals                                       1,849        691
Purchases of securities available for sale                            (5,734)    (3,026)
Sale and maturities of securities available for sale                   2,793      1,054
Purchase of business                                                  (3,663)        --
Collection of notes receivable                                            --        750
Other investing activities                                                --       (425)
----------------------------------------------------------------------------------------
Net cash used in investing activities                                (11,507)    (3,873)
----------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Purchase of treasury stock                                              (612)        --
Other                                                                     10         --
----------------------------------------------------------------------------------------
Net cash used by financing activities                                   (602)        --
----------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                      15,647    (10,812)
Cash and cash equivalents at beginning of period                      53,215     48,310
----------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                          $ 68,862   $ 37,498
========================================================================================
Supplemental disclosure of cash flow information:
 Interest paid                                                      $    194   $    248
 Income tax paid (refunded), net                                      (6,354)     1,112
----------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

MORRISON KNUDSEN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(THOUSANDS OF DOLLARS EXCEPT SHARE DATA)

1.  UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements and related notes of Morrison Knudsen Corporation and subsidiaries (the "Corporation") should be read in conjunction with the audited consolidated financial statements and related notes included in the Corporation's Annual Report on Form 10-K for the year ended November 30, 1997. The comparative consolidated balance sheet and related disclosures at November 30, 1997 have been derived from the audited balance sheet and financial statement footnotes. The accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, that in the opinion of management are necessary for a fair presentation of the results of operations and cash flows for the interim periods presented. The results of operations for the three months ended February 28, 1998 are not necessarily indicative of the operating results to be expected for the full year.

  The preparation of the Corporation's consolidated financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenue and cost during the reporting periods. Actual results could differ in the near term from those estimates. Due to uncertainties inherent in the process of estimating actual amounts of revenue and costs on long-term contracts, results may vary from estimates in the near term.

2.  ADOPTION OF ACCOUNTING PRINCIPLE

Effective December 1, 1997, the Corporation adopted Statement of Financial Accounting Standards No. 128 Earnings per Share ("SFAS No. 128") which specifies the standards for computing and presenting basic and diluted earnings per share ("EPS"). The Corporation's stock purchase warrants are antidilutive for the periods presented. EPS amounts for prior periods have been retroactively adjusted to conform with SFAS No. 128.


3.  RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued Statement No. 131 Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"). SFAS No. 131 requires publicly-held companies to report segment and other information which is utilized by the chief operation decision maker and to reconcile the segment information to financial statement amounts. SFAS No. 131 is effective for the Corporation for the year ending November 30, 1999.

  In February 1998, the Financial Accounting Standards Board issued Statement No. 132 Employers' Disclosures about Pension and Other Postretirement Benefits-an Amendment of FASB Statements No. 87, 88 and 106 ("SFAS No. 132"). SFAS No. 132 revises disclosure requirements relating to pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. The adoption of SFAS No. 132 is effective for the Corporation for the year ending November 30, 1999.

4.  VENTURES

The Corporation's share of results of operations of construction joint ventures and mining ventures presented below excludes any allocation of division or group level indirect overhead cost. Such costs are included in cost of revenue in the Corporation's consolidated statement of income.

CONSTRUCTION JOINT VENTURES: The Corporation participates in joint ventures, generally as sponsor and manager of the projects, which are formed to bid, negotiate and complete specific projects. The size, scope and duration of joint-venture projects vary among periods.

-------------------------------------------------------------------------------------------------------------
                                                                      (UNAUDITED)
COMBINED FINANCIAL POSITION OF CONSTRUCTION JOINT VENTURES         FEBRUARY 28, 1998     NOVEMBER 30, 1997
-------------------------------------------------------------------------------------------------------------
Current assets                                                           $ 379,662           $ 364,752
Property and equipment, net                                                 36,029              33,223
Current liabilities                                                       (324,005)           (324,092)
-------------------------------------------------------------------------------------------------------------
Net assets                                                               $  91,686           $  73,883
=============================================================================================================

-------------------------------------------------------------------------------------------------------------
COMBINED RESULTS OF OPERATIONS OF CONSTRUCTION JOINT VENTURES         (UNAUDITED)          (UNAUDITED)
THREE MONTHS ENDED                                                 FEBRUARY 28, 1998    FEBRUARY 28, 1997
-------------------------------------------------------------------------------------------------------------
Revenue                                                                  $ 260,951           $ 155,309
Cost of revenue                                                           (214,581)           (123,113)
-------------------------------------------------------------------------------------------------------------
Gross profit (excludes indirect overhead cost)                           $  46,370           $  32,196
=============================================================================================================

-------------------------------------------------------------------------------------------------------------
CORPORATION'S SHARE OF RESULTS OF OPERATIONS OF CONSTRUCTION
JOINT VENTURES                                                        (UNAUDITED)          (UNAUDITED)
THREE MONTHS ENDED                                                 FEBRUARY 28, 1998    FEBRUARY 28, 1997
-------------------------------------------------------------------------------------------------------------
Revenue                                                                  $  93,789           $  62,608
Cost of revenue                                                            (78,879)            (53,818)
-------------------------------------------------------------------------------------------------------------
Gross profit (excludes indirect overhead cost)                           $  14,910           $   8,790
=============================================================================================================

MINING VENTURES: At February 28, 1998, the Corporation had ownership interests in two mining ventures, MIBRAG mbH (33%) and Westmoreland Resources, Inc. ("Westmoreland Resources") (20%). The Corporation provides contract mining services to these ventures.

----------------------------------------------------------------------------------------
                                                     (UNAUDITED)
 COMBINED FINANCIAL POSITION OF MINING VENTURES   FEBRUARY 28, 1998   NOVEMBER 30, 1997
----------------------------------------------------------------------------------------
Current assets                                            $ 278,898           $ 302,237
Non-current assets                                          107,487             117,447
Property and equipment, net                                 511,229             498,310
Current liabilities                                         (92,423)           (101,241)
Long-term debt                                             (268,826)           (267,026)
Other non-current liabilities                              (347,061)           (365,058)
----------------------------------------------------------------------------------------
Net assets                                                $ 189,304           $ 184,669
========================================================================================

-------------------------------------------------------------------------------------------
COMBINED RESULTS OF OPERATIONS OF MINING VENTURES                  (UNAUDITED)  (UNAUDITED)
THREE MONTHS ENDED FEBRUARY 28,                                        1998         1997
-------------------------------------------------------------------------------------------
Revenue                                                              $ 82,045     $107,574
Cost of revenue                                                       (70,664)     (97,878)
-------------------------------------------------------------------------------------------
Gross profit (excludes indirect overhead cost)                       $ 11,381     $  9,696
===========================================================================================

-------------------------------------------------------------------------------------------
CORPORATION'S SHARE OF RESULTS OF OPERATIONS OF MINING VENTURES    (UNAUDITED)  (UNAUDITED)
THREE MONTHS ENDED FEBRUARY 28,                                        1998         1997
-------------------------------------------------------------------------------------------
Revenue                                                              $ 25,576     $ 34,546
Cost of revenue                                                       (22,023)     (31,493)
-------------------------------------------------------------------------------------------
Gross profit (excludes indirect overhead cost)                       $  3,553     $  3,053
===========================================================================================

  The Corporation received dividend distributions of $632 from mining ventures during the three months ended February 28, 1998.

  On December 23, 1996, Westmoreland Coal and four subsidiaries, including Westmoreland Resources, filed for protection under Chapter 11 of the United States Bankruptcy Code. The debtor corporations ("Westmoreland") are in possession of their respective properties and assets and are operating as debtors in possession pursuant to the provisions of the Bankruptcy Code. Westmoreland filed a Joint Plan of Reorganization on February 2, 1998 with the U.S. Bankruptcy Court. Westmoreland's plan provides that (i) the United Mine Workers of America Pension and Benefit Fund will share in a distribution of cash and secured notes totaling up to $7,500 and up to 20% of new common stock of reorganized Westmoreland and (ii) allowed claims will be resolved through a variety of methods including cash payments with interest. Such plan is subject to a number of conditions including approval and possible amendment by Westmoreland's creditors and the Bankruptcy Court. Moreover, no assurance can be given that Westmoreland will be successful in reorganizing its affairs pursuant to the Chapter 11 bankruptcy proceedings. At February 28, 1998, the carrying amount of the Corporation's ownership interest in Westmoreland Resources was $6,553, and the Corporation's proportionate share of Westmoreland Resources' revenue and earnings included in the accompanying condensed consolidated statement of income for the three months ended February 28, 1998 was $1,392 and $362, respectively. The Corporation believes that the outcome of the bankruptcy proceedings will not have a material adverse effect on its financial position or results of operations.

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

  According to a report published in August 1996, the EPA estimated that the total remediation costs incurred and to be incurred at the Site will be $120,000. The Corporation is not a party to any agreement regarding an allocation of responsibility, and the EPA has not made an allocation of responsibility among the PRPs. The Corporation's share, if any, of the aggregate environmental liability associated with the Site is not presently determinable and depends upon, among other things, the manner in which liability may be allocated to or among the Corporation or other PRPs associated with the Site, the efficacy of any defenses that the Corporation or such other PRPs may have to any assertion of liability, the willingness and ability of such other PRPs to discharge such liability as may be allocated to them and the outcome of any negotiations or settlement discussions between the Corporation and the EPA and/or such other PRPs. Accordingly, no remediation costs have been accrued at February 28, 1998.

  Management believes that the ultimate resolution of this matter could have a material adverse effect on the Corporation's financial position and could materially and adversely effect its results of operations and cash flows in one or more periods.

CONTRACT-RELATED MATTERS: In 1995, Old MK entered into a fixed-price contract with the Texas Natural Resource Conservation Commission ("TNRCC") for construction of a solvent-extraction facility and treatment of contaminated soil at a Superfund site in Texas. In 1997, the Corporation and the staff of TNRCC entered into a modified agreement that resolved the contract disputes which had previously arisen. The modified agreement was not approved by the TNRCC and the TNRCC notified the Corporation in early February 1998 that it was terminating its contract with the Corporation. The Corporation anticipates additional negotiations with the TNRCC over demobilization and claim issues. The TNRCC may seek to recover up to $13,619 of advances by drawing on an outstanding letter of credit issued at the request of the Corporation (and under which the Corporation would have an obligation to reimburse the issuer for any amounts so drawn), and if the TNRCC does so, the Corporation will assert its claims for additional revenue for customer-caused delays, changed conditions and other excess costs. The Corporation's estimated costs with regard to the contract assume the letter of credit will not be drawn. However, the ultimate outcome of these matters cannot currently be determined with certainty.

  In the fourth quarter of 1997, the Corporation assumed sponsorship of a large, fixed-price joint venture contract due to the bankruptcy of the previous sponsor and recorded a $3,900 pretax loss because of the uncertainties on the project, including unpaid client-directed change orders and potential project claims. Management believes that acceptable pricing will be achieved by agreement with the client or that claims settlement will mitigate the pricing exposure. However, the ultimate outcome cannot be currently determined with certainty and may not occur in the near term.

LETTERS OF CREDIT: In the normal course of business, the Corporation causes letters of credit to be issued in connection with contract performance obligations which are not reflected in the balance sheet. The Corporation is obligated to reimburse the issuer of such letters of credit for any payments made thereunder. At February 28, 1998, $47,130 in face amount of such letters of credit were outstanding, including a $13,619 letter of credit issued in connection with the contract performance obligation to TNRCC discussed above. At November 30, 1997, $41,297 in face amount of such letters of credit were outstanding. The Corporation has pledged securities available for sale as collateral for its reimbursement obligations in respect of $6,106 in face amount of certain letters of credit at February 28, 1998.

  In connection with a 1989 sale of Old MK's ownership interest of a shipbuilding subsidiary, the Corporation assumed a guarantee of port facility bonds of $21,000 through 2002. The former subsidiary has collateralized the bonds with certain assets and has established a sinking fund of approximately $5,000 for the bonds. No loss on the guarantee is probable and, accordingly, no accrual has been made by the Corporation.

OTHER: The Corporation and certain current and former officers and directors are named defendants in two legal actions: John B. Blyler and Malcolm J. Corse v. William J. Agee, et. al., Civil Action No. 97-0332-S-BLW; and Martin Radwell v. Dennis R. Washington, et. al., Civil Action No. 15934. The complaints allege, among other things, that the defendants breached certain fiduciary duties. Additionally, a previously reported action filed in 1995 by former shareholders of TMS, Inc. which was acquired by Old MK in December 1992 has been dismissed and is presently on appeal. Although the ultimate outcome of these matters cannot be predicted with certainty, management believes that the outcome of these actions, individually or collectively, will not have a material adverse impact on the Corporation's financial position, results of operations or cash flows. The Corporation, as successor to Old MK (Commission File No. 1-8889), is subject to a formal investigation by the Pacific Regional Office of the SEC regarding the management and operations of Old MK, primarily its former Transit and MK Rail businesses, prior to September 12, 1996. The Corporation continues to cooperate with the Commission's staff in connection with this investigation.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS QUARTERLY REPORT ON FORM 10-Q AND OTHER REPORTS AND STATEMENTS FILED BY MORRISON KNUDSEN CORPORATION FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION (COLLECTIVELY, "SEC FILINGS") CONTAIN OR MAY CONTAIN FORWARD-LOOKING STATEMENTS. WHEN USED IN SEC FILINGS, THE WORDS "ANTICIPATE," "BELIEVE," "ESTIMATE," "EXPECT," "FUTURE," "INTEND," "PLAN," "SHOULD," AND SIMILAR EXPRESSIONS IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS ARE NECESSARILY BASED ON VARIOUS ASSUMPTIONS AND ESTIMATES AND ARE INHERENTLY SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES, INCLUDING, IN ADDITION TO ANY RISKS AND UNCERTAINTIES DISCLOSED IN THE TEXT SURROUNDING SUCH STATEMENTS OR ELSEWHERE IN THE SEC FILINGS, RISKS AND UNCERTAINTIES RELATING TO THE POSSIBLE INVALIDITY OF THE UNDERLYING ASSUMPTIONS AND ESTIMATES AND POSSIBLE CHANGES OR DEVELOPMENTS IN SOCIAL, ECONOMIC, BUSINESS, INDUSTRY, MARKET, LEGAL AND REGULATORY CIRCUMSTANCES AND CONDITIONS AND ACTIONS TAKEN OR OMITTED TO BE TAKEN BY THIRD PARTIES, INCLUDING THE CORPORATION'S CUSTOMERS, SUPPLIERS, BUSINESS PARTNERS AND COMPETITORS AND LEGISLATIVE, REGULATORY, JUDICIAL AND OTHER GOVERNMENTAL AUTHORITIES AND OFFICIALS. SHOULD THE CORPORATION'S ASSUMPTIONS OR ESTIMATES PROVE TO BE INCORRECT, OR SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, ACTUAL AMOUNTS, RESULTS, EVENTS AND CIRCUMSTANCES MAY VARY SIGNIFICANTLY FROM THOSE REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS.

RESULTS OF OPERATIONS
QUARTER ENDED FEBRUARY 28, 1998 COMPARED TO THE QUARTER ENDED FEBRUARY 28, 1997

-------------------------------------------------------
(IN MILLIONS)                           1998     1997
-------------------------------------------------------
Revenue                                $385.0   $389.5
Gross profit                             19.0     18.1
General and administrative expenses      (5.4)    (5.5)
Goodwill amortization                     (.9)     (.9)
Investment income                         2.2      2.0
Interest expense                          (.2)     (.3)
Other income (expense), net                --      (.1)
=======================================================

REVENUE AND GROSS PROFIT: Revenue for the quarter ended February 28, 1998 decreased slightly from the comparable period in 1997 principally due to a lower demand for coal production and power generation from the MIBRAG mbH mining venture in Germany and the completion of a mining contract in 1997. These reductions of revenue were substantially offset by an increase in work executed on several engineering and construction contracts. Gross profit, as a percentage of revenue, was 4.9% for the first quarter of 1998 compared to 4.6% for the first quarter of 1997.

  Due to inherent risks and rewards in fixed-price contracting, the Corporation's operating margins often vary between periods and the Corporation experiences gains and losses on contracts. The Corporation strives to offset the risks inherent in its contracts through geographic, customer and risk diversification.

  At February 28, 1998, backlog of $3,823 million was comprised of $2,148 million (56%) revenue from fee-type contracts and $1,675 million (44%) revenue from fixed-price contracts and share of revenue from mining ventures.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses of $5.4 million for the quarter ended February 28, 1998 decreased slightly from $5.5 million reported for the quarter ended February 28, 1997. General and administrative costs are expected to increase during the year as the Corporation implements new computer information systems for financial, human resources and payroll systems which is scheduled to be completed in various stages over a three-year period. Training, reengineering and the amortization costs related to such implementation are expected to be $2 million annually for each of the next seven years. The Corporation expects the implementation to ultimately improve the efficiency and cost of its financial systems.

GOODWILL: Goodwill amortization for the first quarter of 1998 of $.9 million was substantially the same as the comparable period of 1997. Goodwill amortization for 1998 is estimated to be $3.5 million.

INVESTMENT INCOME: Investment income for the first quarter of 1998 increased $.2 million compared to the comparable period of 1997 due to an increase in interest recognized on claims for U.S. federal income tax refunds received in January 1998.

INTEREST EXPENSE: Interest expense for the first quarter of 1998 decreased slightly from the comparable period of 1997. Interest expense consists primarily of periodic amortization of prepaid underwriting fees and quarterly commitment fees in connection with the Corporation's five-year, $200 million revolving loan and letter of credit facility.

INCOME TAX EXPENSE: The effective tax rate for the first quarter of 1998 was 44% compared to 48% in the first quarter of 1997 principally due to a decrease in foreign tax expense and a lower proportion of non-deductible expenses to pretax income. The effective tax rate is higher than the U.S. federal statutory rate of 35% because of state income taxes and foreign income taxes not currently eligible for use as credits against U.S. federal income taxes.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES (IN THOUSANDS)

-------------------------------------------------------
                                       FEBRUARY 28,
                                    1998         1997
-------------------------------------------------------
CASH AND CASH EQUIVALENTS:
Beginning of period                 $ 53,215   $48,310
End of period                         68,862    37,498
-------------------------------------------------------
                                     THREE MONTHS ENDED
                                         FEBRUARY 28,
                                    1998         1997
-------------------------------------------------------
NET CASH PROVIDED (USED) IN:
Operating activities                $ 27,756   $(6,939)
Investing activities                 (11,507)   (3,873)
Financing activities                    (602)       --
-------------------------------------------------------

  The Corporation has three principal sources of near-term liquidity: (i) existing cash and cash equivalents; (ii) cash generated by operations, and (iii) available revolving loan borrowings. Management believes the Corporation's liquidity and capital resources should be sufficient to meet its reasonably foreseeable needs for working capital, capital expenditures and other anticipated cash requirements.

  Cash and cash equivalents at February 28, 1998 increased $15.6 million to $68.9 million from $53.2 million at November 30, 1997. Operating activities generated $27.8 million in cash during the three month period ended February 28, 1998, compared with cash utilized by operations of $6.9 million during the same period in 1997. The increase in cash generated from operations is due primarily to $25.2 million of income tax refunds and interest thereon received during the period. Cash provided or used from operating activities from period to period is affected by the mix, stage of completion and commercial terms of engineering and construction contracts and is reflected in changes in net operating assets and liabilities. Cash flow for the three months ended February 28, 1998 was also impacted by $5.0 million for acquisitions of net property and equipment, $2.9 million in net purchases of securities held for sale and $3.7 million used for the purchase of a ready-mix concrete business. In addition, the Corporation purchased 57,300 shares of its common stock for treasury for $.6 million.

  On April 15, 1998, the Corporation will redeem all Series A preferred stock outstanding totaling $18 million.

  The Corporation anticipates net capital expenditures for major construction equipment of approximately $22 million during the remainder of 1998 for normal replacement and to meet near-term equipment requirements for new work.

  As discussed in Note 5 "Contingencies and Commitments -- Contract-related matters," in connection with a fixed-price contract for the construction of a solvent extraction facility and treatment of contaminated soil at a Superfund site in Texas, the TNRCC may seek to recover up to $13.6 million of advances by drawing on an outstanding letter of credit under which the Corporation would have an obligation to reimburse the issuer for any amounts drawn.

  The Corporation may, from time to time, pursue opportunities to complement existing operations through business combinations and ownership interests in ventures, which may require additional financing and utilization of the Corporation's capital resources, and may materially affect the Corporation's financial position, results of operations and cash flows.

  Depending upon conditions in the capital markets and other factors, the Corporation may from time to time consider the possible issuance of long-term debt or other securities or other capital market transactions.

BACKLOG

Backlog of all uncompleted contracts at February 28, 1998 was $3,823 million, compared with $3,704 million at November 30, 1997. New work awarded in the three months ended February 28, 1998 totaled $504 million compared with $323 million for the three months ended November 30, 1997.

ENVIRONMENTAL CONTINGENCY

The United States Environmental Protection Agency ("EPA") has notified the Corporation and approximately 20 other parties that each is a potentially responsible party ("PRP") with regard to hazardous substances generated or disposed of at the Summitville Mine Superfund Site. See Note 5 "Contingencies and Commitments -- Summitville environmental matters" of Notes to Condensed Consolidated Financial Statements.

ADOPTION OF ACCOUNTING PRINCIPLE

Effective December 1, 1997, the Corporation adopted Statement of Financial Accounting Standards No. 128 Earnings per Share ("SFAS No. 128") which specifies the standards for computing and presenting basic and diluted EPS. EPS amounts for prior periods have been retroactively adjusted to conform with SFAS No. 128.

RECENTLY ISSUED ACCOUNTING STANDARDS

The Financial Accounting Standards Board has issued Statements No. 131 Disclosures about Segments of an Enterprise and Related Information and No. 132 Employers' Disclosures about Pension and Other Postretirement Benefits-an Amendment of FASB Statements No. 87, 88 and 106. See Note 3. "Recently Issued Accounting Standards" of Notes to Condensed Consolidated Financial Statements for the impact, if any, that recently issued accounting standards are expected to have on the Corporation's financial statements upon adoption.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Filed in Part I
          None

          Filed in Part II
          The Exhibits to this Quarterly Report on Form 10-Q are listed in the
          Exhibit Index contained elsewhere in this Quarterly Report.

     (b)  Reports on Form 8-K

          On January 15, 1996, the Corporation filed a current report on Form 8-K to disclose the termination of discussions between the Corporation and the Chairman of the Board of Directors of the Corporation regarding a proposed acquisition of an interest in Montana Resources, Inc. The Corporation also announced that the Board of Directors authorized the purchase from time to time of up to 2,000,000 shares of its common stock and up to 2,765,000 of its warrants to purchase common stock.

          On January 16, 1998, the Corporation filed a current report on Form 8-K to disclose that a verbal agreement had been reached with the Internal Revenue Service with respect to the interest rate calculation in connection with certain tax refunds, including those that relate to the Corporation's Series A preferred stock.

          The Corporation filed a current report on Form 8-K on January 23, 1998 to disclose that certain Foreign Tax Credit Refunds (as defined) had been received from the Internal Revenue Service sufficient to redeem the Series A preferred stock on April 15, 1998 to holders of record of shares as of the close of business on March 31, 1998.

All other items required under Part II are omitted because they are not applicable.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    MORRISON KNUDSEN CORPORATION



                                    /S/Anthony S. Cleberg
                                   ---------------------------------------------
                                   Executive Vice President and Chief Financial
                                   Officer, in his respective capacities as such

Date: April 6, 1998

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

27.*      Financial Data Schedule.