Form 10-Q
period 1998-05-31
MORRISON KNUDSEN CORP//
filed 1998-07-01
CIK 906469

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q
                                QUARTERLY REPORT


     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                             For the Quarter Ended

                                  May 31, 1998

                         Commission File Number 1-12054

                       LOGO MORRISON KNUDSEN CORPORATION


                             A Delaware Corporation
                   IRS Employer Identification No. 33-0565601

                   MORRISON KNUDSEN PLAZA, BOISE, IDAHO 83729
                                 208 / 386-5000


At May 31, 1998, 54,081,496 shares of the registrant's $.01 par value common stock were outstanding.

The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and has been subject to such filing requirements for the past 90 days.

     [X] Yes [ ] No

                          MORRISON KNUDSEN CORPORATION
                       Quarterly Report Form 10-Q for the
                           Quarter Ended May 31, 1998


                               TABLE OF CONTENTS

                         PART I.  FINANCIAL INFORMATION

                                                                            PAGE
Item 1.    Condensed Consolidated Financial Statements and Notes Thereto

              Statements of Income for the Three and Six Months Ended
              May 31, 1998 and 1997                                         I-1

              Balance Sheets at May 31, 1998 and November 30, 1997          I-2

              Statements of Cash Flows for the Six Months Ended
              May 31, 1998 and 1997                                         I-4

              Notes to Financial Statements                                 I-5

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        I-10

                          PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings                                                II-1

Item 4.    Submission of Matters to a Vote of Security Holders              II-1

Item 6.    Exhibits and Reports on Form 8-K                                 II-2


                                   SIGNATURES

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MORRISON KNUDSEN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE AND SIX MONTHS ENDED MAY 31, 1998 AND 1997 (UNAUDITED)
(In thousands except share data)

----------------------------------------------------------------------------------------------------------
                                                       Three Months Ended             Six Months Ended
                                                             May 31,                        May 31,
                                                     1998              1997           1998         1997
----------------------------------------------------------------------------------------------------------
Revenue                                          $  436,069       $   414,225   $   821,110   $   803,755
Cost of revenue                                    (413,948)         (395,019)     (780,013)     (766,445)
----------------------------------------------------------------------------------------------------------
Gross profit                                         22,121            19,206        41,097        37,310
General and administrative expenses                  (6,063)           (5,881)      (11,469)      (11,386)
Goodwill amortization                                  (896)             (891)       (1,783)       (1,796)
----------------------------------------------------------------------------------------------------------
Operating income                                     15,162            12,434        27,845        24,128
Investment income                                     1,175             1,435         3,463         3,485
Interest expense                                       (177)             (218)         (371)         (475)
Other income (expense), net                             148               (60)          144          (127)
----------------------------------------------------------------------------------------------------------
Income before income taxes                           16,308            13,591        31,081        27,011
Income tax expense                                   (7,224)           (6,172)      (13,775)      (12,588)
----------------------------------------------------------------------------------------------------------
Net income                                      $     9,084       $     7,419   $    17,306   $    14,423
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------
Basic and diluted income per share                     $.17              $.14          $.32          $.27
----------------------------------------------------------------------------------------------------------
Common shares used to compute income
 per share - Basic                               54,166,797        53,916,810    54,195,425    53,872,581
             Diluted                             54,448,303        54,166,643    54,408,912    53,994,426
----------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

MORRISON KNUDSEN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
AT MAY 31, 1998 (UNAUDITED) AND NOVEMBER 30, 1997
(Thousands of dollars except share data)

ASSETS                                                                 1998        1997
------------------------------------------------------------------------------------------
Current assets
Cash and cash equivalents                                           $  50,296   $  53,215
Accounts receivable, including retentions of $25,631 and $26,970      181,383     187,311
Unbilled receivables                                                   78,617      74,514
Refundable income taxes                                                 5,408      14,331
Investments in and advances to construction joint ventures             51,189      29,270
Deferred income taxes                                                  25,514      30,173
Other                                                                  13,440      16,200
------------------------------------------------------------------------------------------
Total current assets                                                  405,847     405,014
------------------------------------------------------------------------------------------

Investments and other assets
Securities available for sale, at fair value                           44,749      39,314
Investments in mining ventures                                         61,340      57,439
Assets held for sale                                                   14,432      13,301
Cost in excess of net assets acquired, net of accumulated
 amortization of $7,528 and $5,755                                    134,377     136,150
Deferred income taxes                                                  26,368      31,183
Other                                                                   7,003       7,594
------------------------------------------------------------------------------------------
Total investments and other assets                                    288,269     284,981
------------------------------------------------------------------------------------------

Property and equipment, at cost
Construction equipment                                                159,955     172,154
Land and improvements                                                   6,993       6,993
Buildings and improvements                                              5,637       6,276
Equipment and fixtures                                                 58,078      53,483
------------------------------------------------------------------------------------------
Total property and equipment                                          230,663     238,906
Less accumulated depreciation                                        (153,448)   (158,657)
------------------------------------------------------------------------------------------
Property and equipment, net                                            77,215      80,249
------------------------------------------------------------------------------------------
Total assets                                                        $ 771,331   $ 770,244
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.


LIABILITIES AND STOCKHOLDERS' EQUITY                                            1998       1997
--------------------------------------------------------------------------------------------------
Current liabilities
Accounts payable                                                              $ 47,471   $ 53,448
Subcontracts payable, including retentions of $14,926 and $20,266               33,837     42,513
Billings in excess of cost and estimated earnings on uncompleted contracts      47,163     25,176
Advances from customers                                                          9,897      8,987
Estimated costs to complete long-term contracts                                 64,478     73,103
Accrued salaries, wages and benefits                                            58,387     52,618
Income taxes payable                                                                --      1,371
Other accrued liabilities                                                       41,751     42,679
--------------------------------------------------------------------------------------------------
Total current liabilities                                                      302,984    299,895
--------------------------------------------------------------------------------------------------
Non-current liabilities
Postretirement benefit obligation                                               53,798     53,689
Accrued workers' compensation                                                   37,173     34,088
Pension and deferred compensation liabilities                                   15,271     15,334
Environmental remediation obligations                                            5,605      6,107
--------------------------------------------------------------------------------------------------
Total non-current liabilities                                                  111,847    109,218
--------------------------------------------------------------------------------------------------
Contingencies and commitments (Note 5)
--------------------------------------------------------------------------------------------------
Redeemable preferred stock, issued 1,800,000 shares of Series A                     --     18,000
--------------------------------------------------------------------------------------------------
Stockholders' equity
Preferred stock, 10,000,000 shares authorized; zero and 1,800,000 redeemable shares of Series A issued and outstanding
Common stock, par value $.01, authorized 100,000,000 shares;
 issued 54,301,102 and 54,299,160                                                  543        543
Capital in excess of par value                                                 247,810    247,820
Stock purchase warrants                                                          6,555      6,557
Retained earnings                                                              111,164     93,858
Treasury stock, 219,606 and 57,806 shares, at cost                              (2,568)      (685)
Cumulative translation adjustments, net of income tax benefit                   (7,710)    (5,512)
Unrealized gain on securities available for sale, net                              706        550
--------------------------------------------------------------------------------------------------
Total stockholders' equity                                                     356,500    343,131
--------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                    $771,331   $770,244
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------

MORRISON KNUDSEN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED MAY 31, 1998 AND 1997 (UNAUDITED)
(Thousands of dollars)

                                                                        1998       1997
----------------------------------------------------------------------------------------
Operating activities
Net income                                                          $ 17,306   $ 14,423
Adjustments to reconcile net income to net cash provided (used)
  by operating activities:
 Depreciation of property and equipment                               12,312     12,097
 Amortization of goodwill                                              1,773      1,796
 Deferred income taxes                                                 9,474      8,384
 Equity in net income of mining ventures less dividends received      (4,453)    (4,740)
 Other investments and assets                                           (540)        --
 Increase in net operating assets                                     (4,422)   (41,558)
----------------------------------------------------------------------------------------
Net cash provided (used) by operating activities                      31,450     (9,598)
----------------------------------------------------------------------------------------
Investing activities
Property and equipment acquisitions                                  (12,489)    (6,740)
Property and equipment disposals                                       4,415      2,308
Purchases of securities available for sale                           (10,377)    (5,676)
Sale and maturities of securities available for sale                   5,098      2,511
Purchase of business                                                  (3,663)        --
Sale of business                                                       2,758         --
Collection of notes receivable                                            --      1,500
Other investing activities                                                --       (326)
----------------------------------------------------------------------------------------
Net cash used in investing activities                                (14,258)    (6,423)
----------------------------------------------------------------------------------------
Financing activities
Redemption of redeemable preferred stock, Series A                   (18,000)        --
Purchase of treasury stock                                            (2,463)        --
Other financing activities                                               352      2,162
----------------------------------------------------------------------------------------
Net cash provided (used) by financing activities                     (20,111)     2,162
----------------------------------------------------------------------------------------
Decrease in cash and cash equivalents                                 (2,919)   (13,859)
Cash and cash equivalents at beginning of period                      53,215     48,310
----------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                          $ 50,296   $ 34,451
----------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------

Supplemental disclosure of cash flow information:
 Interest paid                                                       $   371   $    475
 Income tax paid (refunded), net                                      (4,035)     9,111
----------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

MORRISON KNUDSEN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars except share data)

1.  UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements and related notes of Morrison Knudsen Corporation and subsidiaries (the "Corporation") should be read in conjunction with the audited consolidated financial statements and related notes included in the Corporation's Annual Report on Form 10-K for the year ended November 30, 1997. The comparative consolidated balance sheet and related disclosures at November 30, 1997 have been derived from the audited balance sheet and financial statement footnotes. The accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, that in the opinion of management are necessary for a fair presentation of the results of operations and cash flows for the interim periods presented. The results of operations for the six months ended May 31, 1998 are not necessarily indicative of the operating results to be expected for the full year.

  The preparation of the Corporation's condensed consolidated financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenue and cost during the reporting periods. Actual results could differ in the near term from those estimates. Due to uncertainties inherent in the process of estimating actual amounts of revenue and costs on long-term contracts, results may vary from estimates in the near term.

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

3.  RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement No. 133 Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities and is effective for the Corporation for the three months ending February 28, 2000. The Corporation currently has no derivative instruments or hedging activities.

4.  VENTURES

The Corporation's share of results of operations of construction joint ventures and mining ventures presented below excludes any allocation of division or group level indirect overhead cost. Such costs are included in cost of revenue in the Corporation's consolidated statement of income.

Construction joint ventures: The Corporation participates in joint ventures, generally as sponsor and manager of the projects, which are formed to bid, negotiate and complete specific projects. The size, scope and duration of joint venture projects vary among periods.

--------------------------------------------------------------------------------------------------
                                                                  (Unaudited)
Combined financial position of construction joint ventures       May 31, 1998   November 30, 1997
--------------------------------------------------------------------------------------------------
Current assets                                                      $ 388,226           $ 364,752
Property and equipment, net                                            48,784              33,223
Current liabilities                                                  (317,310)           (324,092)
--------------------------------------------------------------------------------------------------
Net assets                                                          $ 119,700           $  73,883
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------
Combined results of operations of construction joint ventures       (Unaudited)       (Unaudited)
Six months ended                                                    May 31, 1998     May 31, 1997
--------------------------------------------------------------------------------------------------
Revenue                                                               591,214           $ 300,607
Cost of revenue                                                      (500,394)           (251,602)
--------------------------------------------------------------------------------------------------
Gross profit (excludes indirect overhead cost)                      $  90,820           $  49,005
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------
Corporation's share of results of operations of construction
joint ventures                                                   (Unaudited)    (Unaudited)
Six months ended                                                 May 31, 1998   May 31, 1997
--------------------------------------------------------------------------------------------------
Revenue                                                             $ 209,073           $ 125,878
Cost of revenue                                                      (180,562)           (110,442)
--------------------------------------------------------------------------------------------------
Gross profit (excludes indirect overhead cost)                      $  28,511           $  15,436
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------

Mining ventures: At May 31, 1998, the Corporation had ownership interests in two mining ventures, MIBRAG mbH (33%) and Westmoreland Resources, Inc. ("Westmoreland Resources") (20%). The Corporation provides contract mining services to these ventures.

----------------------------------------------------------------------------------------------------
                                                                    (Unaudited)
Combined financial position of mining ventures                      May 31, 1998   November 30, 1997
----------------------------------------------------------------------------------------------------
Current assets                                                        $ 260,209           $ 302,237
Non-current assets                                                      122,848             117,447
Property and equipment, net                                             521,538             498,310
Current liabilities                                                     (76,326)           (101,241)
Long-term debt                                                         (279,401)           (267,026)
Other non-current liabilities                                          (351,338)           (365,058)
----------------------------------------------------------------------------------------------------
Net assets                                                            $ 197,530           $ 184,669
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------
Combined results of operations of mining ventures                  (Unaudited)    (Unaudited)
Six months ended May 31,                                                   1998                1997
----------------------------------------------------------------------------------------------------
Revenue                                                               $ 156,088           $ 198,848
Cost of revenue                                                        (139,665)           (181,214)
----------------------------------------------------------------------------------------------------
Gross profit (excludes indirect overhead cost)                        $  16,423           $  17,634
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------
Corporation's share of results of operations of mining ventures    (Unaudited)    (Unaudited)
Six months ended May 31,                                                   1998                1997
----------------------------------------------------------------------------------------------------
Revenue                                                               $  48,705           $  63,443
Cost of revenue                                                         (43,615)            (57,901)
----------------------------------------------------------------------------------------------------
Gross profit (excludes indirect overhead cost)                        $   5,090           $   5,542
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------

  The Corporation received dividend distributions of $632 from mining ventures during the six months ended May 31, 1998.

  On December 23, 1996, Westmoreland Coal and four subsidiaries, including Westmoreland Resources, filed for protection under Chapter 11 of the United States Bankruptcy Code. The debtor corporations ("Westmoreland") are in possession of their respective properties and assets and are operating as debtors in possession pursuant to the provisions of the Bankruptcy Code. On April 15, 1998, Westmoreland and the creditors (the 1974 UMWA Pension Plan, the 1992 UMWA Benefit Plan and the UMWA Combined Fund (the "Funds")) both filed separate amended joint plans of reorganization and disclosure statements. Westmoreland withdrew its plan on June 11, 1998 without prejudice to its ability to refile its plan. The Funds have received Bankruptcy Court approval to solicit votes on the Funds' plan of reorganization. A confirmation hearing on the Funds' plan has been set for August 25, 1998. The Funds' plan provides for the assumption of Westmoreland's mining contracts with the Corporation. It further provides for the cancellation of all existing shareholders' interests including the Corporation's 20% interest in Westmoreland Resources. New equity would be issued to the Funds. There are a number of contingencies to the confirmation of the Funds' plan. Accordingly, the outcome of the treatment of equity interest and mining contracts with Westmoreland Resources is uncertain. No assurance can be given that Westmoreland will be successful in reorganizing its affairs pursuant to the Chapter 11 bankruptcy proceedings. At May 31, 1998, the carrying amount of the Corporation's ownership interest in Westmoreland Resources was $6,764, and the Corporation's proportionate share of Westmoreland Resources' revenue and earnings included in the accompanying condensed consolidated statement of income for the six months ended May 31, 1998 was $4,987 and $572, respectively. The Corporation believes that the outcome of the bankruptcy proceedings will not have a material adverse effect on its financial position or results of operations.

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

  According to a report published in August 1996, the EPA estimated that the total remediation costs incurred and to be incurred at the Site will be $120,000. The Corporation is not a party to any agreement regarding an allocation of responsibility, and the EPA has not made an allocation of responsibility among the PRPs. The Corporation's share, if any, of the aggregate environmental liability associated with the Site is not presently determinable and depends upon, among other things, the manner in which liability may be allocated to or among the Corporation or other PRPs associated with the Site, the efficacy of any defenses that the Corporation or such other PRPs may have to any assertion of liability, the willingness and ability of such other PRPs to discharge such liability as may be allocated to them and the outcome of any negotiations or settlement discussions between the Corporation and the EPA and/or such other PRPs. Accordingly, no remediation costs have been accrued at May 31, 1998.

  Management believes that the ultimate resolution of this matter could have a material adverse effect on the Corporation's financial position and could materially and adversely effect its results of operations and cash flows in one or more periods.

Contract-related matters: In 1995, Old MK entered into a fixed-price contract with the Texas Natural Resource Conservation Commission ("TNRCC") for construction of a solvent-extraction facility and treatment of contaminated soil at a Superfund site in Texas. The TNRCC notified the Corporation in early February 1998 that it was terminating its contract with the Corporation. The Corporation is currently negotiating with the TNRCC over demobilization and claim issues. The TNRCC may seek to recover up to $13,619 of advances by drawing on an outstanding letter of credit issued at the request of the Corporation (and under which the Corporation would have an obligation to reimburse the issuer for any amounts so drawn). If the TNRCC does so, the Corporation intends to assert claims for additional revenue for customer-caused delays, changed conditions and other excess costs. The Corporation's estimated costs with regard to the contract assume the letter of credit will not be drawn upon. However, the ultimate outcome of these matters cannot currently be determined with certainty.

  In the fourth quarter of 1997, the Corporation assumed sponsorship of a large, fixed-price joint venture contract due to the bankruptcy of the previous sponsor and recorded a $3,900 pretax loss because of the uncertainties on the project, including unpaid client-directed change orders and potential project claims. Management believes that acceptable pricing will be achieved by further negotiation with the client on remaining open change orders or that claims settlement will mitigate pricing exposure. However, the ultimate outcome cannot be currently determined with certainty and may not occur in the near term.

Letters of credit: In the normal course of business, the Corporation causes letters of credit to be issued in connection with contract performance obligations which are not reflected in the balance sheet. The Corporation is obligated to reimburse the issuer of such letters of credit for any payments made thereunder. At May 31, 1998, $46,841 in face amount of such letters of credit were outstanding, including a $13,619 letter of credit issued in connection with the contract performance obligation to TNRCC discussed above. At November 30, 1997, $41,297 in face amount of such letters of credit were outstanding. The Corporation has pledged securities available for sale as collateral for its reimbursement obligations in respect of $6,106 in face amount of certain letters of credit at May 31, 1998.

  In connection with a 1989 sale of Old MK's ownership interest of a shipbuilding subsidiary, the Corporation assumed a guarantee of port facility bonds of $21,000 through 2002. The former subsidiary has collateralized the bonds with certain assets and has established a sinking fund of approximately $5,065 for the bonds. No loss on the guarantee is probable and, accordingly, no accrual has been made by the Corporation.

Other: In May 1998, Leucadia National Corporation filed an action against the Corporation and certain officers and directors in The United States District Court for the District of Utah, Civil Action Number 2:97CV-0327C. The complaint alleges fraud in the sale of shares of MK Gold Corporation by Old MK to Leucadia on May 12, 1995. Leucadia contends that the Corporation knew or believed that a non-compete agreement between the Corporation and MK Gold was unenforceable and failed to disclose that belief to Leucadia. The non-compete agreement is the subject of separate litigation between MK Gold and the Corporation. The plaintiff seeks rescission of the sale and restitution of $22,500.

  The Corporation and certain current and former officers and directors are named defendants in two previously reported legal actions: John B. Blyler and Malcolm J. Corse v. William J. Agee, et. al., Civil Action No. 97-0332-S-BLW; and Martin Radwell v. Dennis R. Washington, et. al., Civil Action No. 15934. The complaints allege, among other things, that the defendants breached certain fiduciary duties. Additionally, a previously reported action filed in 1995 by former shareholders of TMS, Inc. which was acquired by Old MK in December 1992 has been dismissed and the dismissal has been upheld on appeal.

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

6.  SUBSEQUENT EVENTS -- ACQUISITION OF WESTINGHOUSE ELECTRIC COMPANY

On June 26, 1998 the Corporation announced the formation of a joint venture with British Nuclear Fuels, Ltd. ("BNFL") to acquire the Westinghouse Electric Company ("Westinghouse") from CBS Corporation. The purchase price for the acquisition is approximately $1.2 billion, including $238 million in cash and the assumption of approximately $950 million in specified liabilities, commitments and obligations. The Corporation's share of the purchase price is approximately $168 million in cash, plus the assumption of less than $30 million of liabilities. The joint venture is led by Morrison Knudsen as majority owner, controlling 60% of the new entity, and BNFL, through a U.S. holding company, owning 40%. The transaction is subject to regulatory approvals and is expected to close by the end of 1998.

  Westinghouse provides a wide range of products, services and technologies in the government services and nuclear industries throughout the world. Westinghouse's Energy Systems Business Unit ("ESBU") is a worldwide leader in commercial nuclear power technology with emphasis on service, fuel and instrumentation and control technologies for the world's 400-plus operating nuclear power plants. ESBU is also heavily involved in the development of new plant technology and expects to achieve final design approval from the Nuclear Regulatory Commission for its advanced, passive nuclear power plant, the AP600, later this year. ESBU has approximately 4,000 employees.

  Westinghouse's Government and Environment Services Company ("GESCO") manages highly complex facilities for the Department of Energy and the Department of Defense, provides new ship reactor plants and advanced designs for the Nuclear Navy, and provides special-material canisters for spent nuclear fuel and dismantled nuclear weapons. GESCO also provides a wide range of services at government installations, including the production of tritium for national weapons programs and high-level waste solidification. GESCO employs over 17,000 employees, including those at government-owned, contractor-operated locations.

  The documentation governing the joint venture and certain new entities to be created in connection therewith will provide for, among other things, an allocation of the economic effects of the ownership and operation of Westinghouse's three principal businesses. Although the Corporation will have the controlling interest in Westinghouse: (i) the results of operations of the ESBU business will generally be allocated 6% to the Corporation and 94% to BNFL through a management agreement; (ii) the results of operations of the Navy businesses of GESCO will generally be allocated 92% to the Corporation and 8% to BNFL; and (iii) the results of operations of the government and environmental services business of GESCO will generally be allocated 50% to the Corporation and 50% to the BNFL.

  The Corporation intends to fund its share of the purchase price for Westinghouse and the working capital requirements of the Westinghouse businesses using financing facilities to be entered into in addition to the Corporation's available cash. The terms of such financing facilities have not yet been finalized.

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

RESULTS OF OPERATIONS
THREE AND SIX MONTHS ENDED MAY 31, 1998 COMPARED TO THE
THREE AND SIX MONTHS ENDED MAY 31, 1997


---------------------------------------------------------------------------------------
                                        Three Months     Six Months
                                       Ended May 31,   Ended May 31,
(In millions)                               1998            1997        1998     1997
---------------------------------------------------------------------------------------
Revenue                                       $436.1          $414.2   $821.1   $803.8
Gross profit                                    22.1            19.2     41.1     37.3
General and administrative expenses             (6.1)           (5.9)   (11.5)   (11.4)
Goodwill amortization                            (.9)            (.9)    (1.8)    (1.8)
Investment income                                1.2             1.4      3.5      3.5
Interest expense                                 (.2)            (.2)     (.4)     (.5)
Other income (expense)                            .2              --       .2       --
Income before income taxes                      16.3            13.6     31.1     27.0
Income tax expense                              (7.2)           (6.2)   (13.8)   (12.6)
Net income                                       9.1             7.4     17.3     14.4
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------

Revenue and gross profit: Revenue for the quarter ended May 31, 1998 increased slightly from the comparable period in 1997 principally due to an increase in work executed by the Corporation's Operations & Maintenance Division. These increases of revenue were substantially offset by a lower demand for coal production and power generation from the MIBRAG mbH mining venture in Germany and the completion of a mining contract in 1997. Gross profit, as a percentage of revenue, was 5.1% and 5.0% for the three and six months ended May 31, 1998 compared to 4.6% for the three and six months ended May 31, 1997. The increase in gross margin reflects a higher content of larger, more complex engineering and construction projects which generally have larger profit margins as partially offset by the recognition of a loss related to start up difficulties associated with a fixed-price construction contract. Gross profit for the three and six months ended May 31, 1997 was impacted by provisions for losses estimated at completion for contracts in progress of $5.8 and $9.5 million, respectively.

  Due to inherent risks and rewards in fixed-price contracting, the Corporation's operating margins often vary between periods and the Corporation experiences unexpected gains and losses on contracts. The Corporation strives to offset the risks inherent in its contracts through geographic, customer and risk diversification.


  At May 31, 1998, backlog of $3,826 million was comprised of $1,934 million (51%) of revenue from fee-type contracts and $1,892 million (49%) of revenue from fixed-price contracts and the Corporation's share of revenue from mining ventures.

General and administrative expenses: General and administrative expenses of $11.5 million for the six months ended May 31, 1998 increased slightly from $11.4 million reported for the six months ended May 31, 1997. General and administrative costs are expected to increase during the remainder of 1998 as the Corporation implements new computer information systems for financial, human resources and payroll systems which are scheduled to be completed in various stages over a three-year period. Training, reengineering and the amortization costs related to such implementation are expected to be approximately $2 million annually for each of the next seven years. The Corporation expects the implementation to ultimately improve the efficiency and cost of its financial systems.

Investment income: Investment income for the three months ended May 31, 1998 decreased $.2 to $1.2 million compared to the comparable period of 1997 due to a decrease in interest recognized from U.S. federal income tax refunds received in January 1998 and a note receivable paid in October 1997. These reductions in investment income were partially offset by increased interest recognized on corporate cash in a short-term asset management account.

Interest expense: Interest expense for the three and six months ended May 31, 1998 decreased slightly from the comparable period of 1997. Interest expense consists primarily of periodic amortization of prepaid underwriting fees and quarterly commitment fees in connection with the Corporation's five-year, $200 million revolving loan and letter of credit facility.

Income tax expense: The effective tax rate for the three and six months ended May 31, 1998 was 44.3% compared to 45.4% and 46.6% in the comparable periods of 1997 principally due to a decrease in foreign tax expense and a lower proportion of non-deductible expenses to pretax income. The effective tax rate is higher than the U.S. federal statutory rate of 35% because of state income taxes and foreign income taxes not currently eligible for use as credits against U.S. federal income taxes.

FINANCIAL CONDITION

Liquidity and capital resources (in thousands)

---------------------------------------------------
                                      May 31,
                                  1998       1997
---------------------------------------------------
Cash and cash equivalents:
Beginning of period             $ 53,215   $48,310
End of period                     50,296    34,451
---------------------------------------------------
                                  Six Months Ended
                                       May 31,
                                  1998       1997
---------------------------------------------------
Net cash provided (used) in:
Operating activities            $ 31,450   $(9,598)
Investing activities             (14,258)   (6,423)
Financing activities             (20,111)    2,162
---------------------------------------------------

  The Corporation has three principal sources of near-term liquidity: (i) existing cash and cash equivalents; (ii) cash generated by operations and (iii) available revolving loan borrowings. Management believes the Corporation's liquidity and capital resources should be sufficient to meet its reasonably foreseeable needs for working capital, capital expenditures and other anticipated cash requirements.

  Cash and cash equivalents at May 31, 1998 decreased $2.9 million to $50.3 million from $53.2 million at November 30, 1997. Operating activities generated $31.5 million in cash during the six month period ended May 31, 1998, compared with cash utilized by operations of $9.6 million during the same period in 1997. The increase in cash generated from operations is due primarily to $25.2 million of income tax refunds and interest thereon received in January 1998, and a net decrease in other operating assets and liabilities of $14.8 million. Cash provided or used from operating activities from period to period is affected by the mix, stage of completion and commercial terms of engineering and construction contracts and is reflected in changes in net operating assets and liabilities. Cash flow for the six months ended May 31, 1998 was also impacted by $8.1 million for acquisitions of net property and equipment, $5.3 million in net purchases of securities held for sale, $3.7 million used for the purchase of a ready-mix concrete business and $2.8 million of cash proceeds from the sale of a business. In addition, the Corporation purchased 210,800 shares of its common stock for treasury for $2.5 million.

  On April 15, 1998, the Corporation redeemed all of its outstanding Series A preferred stock in exchange for cash payments totaling $18 million.

  The Corporation anticipates net capital expenditures for major construction equipment of approximately $12.0 million during the remainder of 1998 for normal replacement and to meet near-term equipment requirements for new work.

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

  As discussed in Note 6 "Subsequent Events -- Acquisition of Westinghouse Electric Company," the Corporation intends to finance its initial cash investment in the joint venture formed to acquire Westinghouse, in the amount of $168 million, and its share of the working capital requirements of the Westinghouse businesses, using committed financing facilities to be entered into in addition to the Corporation's available cash and existing lines of credit. The terms of such financing facilities have not yet been finalized. The Corporation will generally be responsible for funding, and will generally be entitled to receive, the cash used and provided, respectively, by the Westinghouse businesses in accordance with the allocations of the results of operations of such businesses described in Note 6.

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

BACKLOG

Backlog of all uncompleted contracts at May 31, 1998 was $3,826 million, compared with $3,704 million at November 30, 1997. New work awarded in the six months ended May 31, 1998 totaled $943 million compared with $812 million for the six months ended May 31, 1997.

THE YEAR 2000 ISSUE

The Year 2000 issue results from computer programs and circuitry that do not differentiate between the year 1900 and the year 2000 because they are written using two- rather than four-digit dates to define the applicable year. If not corrected, many computer applications and date-sensitive devices could fail or create erroneous results by or at January 1, 2000. The Year 2000 issue affects virtually all companies and organizations, including the Corporation.

  The Corporation has developed, published and implemented a strategic plan (the "Year 2000 Project"), the goal of which is to assure that the Corporation will achieve Year 2000 readiness in time to avoid significant Year 2000 failures. The Corporation is proceeding with its assessment of the Year 2000 readiness issues for its computer applications and business processes, those of its facilities, equipment and joint ventures, to assure their continued functionality. The Corporation is also continuing its assessment of the readiness of external entities, such as subcontractors, suppliers, vendors, customers and creditors, that interface with the Corporation. Completion of the Year 2000 Project is expected by September 30, 1999.

  In addition, the Corporation continues its implementation of new or upgraded financial, human resource and payroll systems, each of which are designed to be Year 2000 compliant and are expected to be implemented early enough to avoid Year 2000 failures.

  The total cost of the Corporation's other activities to achieve Year 2000 readiness are currently unknown, but are currently being assessed. The Corporation does not expect the costs associated with these procedures to be material. While the Corporation believes that its efforts will achieve Year 2000 readiness in time to avoid significant Year 2000 failures, the impact on business operations of failure by the Corporation to achieve readiness or failure by external entities which the Corporation cannot control, such as vendors, to achieve readiness, could materially affect future financial results, or cause reported financial information not to be necessarily indicative of future operating results or future financial condition.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

The Financial Accounting Standards Board has issued Statement No. 133 Accounting for Derivative Instruments and Hedging Activities. See Note 3, "Recently Issued Accounting Standards" of Notes to Condensed Consolidated Financial Statements for the impact, if any, that this recently issued accounting standard is expected to have on the Corporation's financial statements upon adoption.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information regarding legal proceedings set forth under the caption "Other" in Note 5 "Contingencies and Commitments" of Notes to Condensed Consolidated Financial Statements is incorporated by reference in response to this Item 1.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  (a) The annual meeting of the Corporation's stockholders was held on April 8, 1998 at Boise, Idaho.

  (b) At the annual meeting, stockholders of record on February 27, 1998 were entitled to vote 54,241,561 shares of common stock and 1,799,984 shares of Series A preferred stock (entitled to 1/10,000 of a vote, or an equivalent of 180 voting shares) for an aggregate of 54,241,741 equivalent shares. A combined total of 51,146,197 shares were represented at the meeting. The results of voting at the annual meeting are summarized below:

      (1) The approval of the Amendment to the Corporation's Certificate of Incorporation to eliminate provisions with respect to class designations for directors, and to add provisions to elect annually and to allow the removal of directors at any time, with or without cause, by majority vote of the stockholders of the Corporation:

          For                39,439,044
          Against               336,825
          Abstain                67,435
          Broker Non-Vote    11,302,893

     (2) Nominees for terms of office to continue until the annual meeting of stockholders in 1999:

                                      For      Withheld
          David H. Batchelder      50,758,087   388,110
          Leonard R. Judd          50,755,358   390,839
          William C. Langley       50,771,737   374,460
          Robert S. Miller, Jr.    50,774,745   371,452
          Dorn Parkinson           50,241,171   905,026
          Terry W. Payne           50,776,802   369,395
          John D. Roach            50,769,339   376,858
          Robert A. Tinstman       50,758,326   387,871
          Dennis R. Washington     50,774,044   372,153

     (3) Ratification of the appointment of Coopers & Lybrand L.L.P. as independent auditors of the Corporation for the fiscal year ending November 30, 1998:

         For        51,035,896
         Against        50,777
         Abstain        59,524

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

       Filed in Part I
       None

       Filed in Part II
       The Exhibits to this Quarterly Report on Form 10-Q are listed in the
       Exhibit Index contained elsewhere in this Quarterly Report.

  (b)  Reports on Form 8-K

       On April 15, 1998, the Corporation filed a current report on Form 8-K to disclose that on April 15, 1998 a final distribution was made with respect to the Corporation's Series A Preferred stockholders of record as of the close of business on March 31, 1998. The holders of the Series A Preferred Stock received an amount per share of $10.10285 representing their pro rata portion of (i) the $18,000,000 deposited into the Foreign Tax Credit Sinking Fund and (ii) all interest earned on such total amount from January 23, 1998 through March 31, 1998. All shares of Series A Preferred Stock have been canceled and are no longer outstanding and no longer have the status of shares of Series A Preferred Stock as of the close of business on April 15, 1998.

All other items required under Part II are omitted because they are not applicable.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           MORRISON KNUDSEN CORPORATION



                           /S/ Anthony S. Cleberg
                           -----------------------------------------------------
                           Executive Vice President and Chief Financial Officer, in his respective capacities as such

Date: June 30, 1998

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