Form 10-Q
period 1998-08-31
MORRISON KNUDSEN CORP//
filed 1998-09-30
CIK 906469

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q
                                QUARTERLY REPORT


     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                             For the Quarter Ended

                                AUGUST 31, 1998


                         Commission File Number 1-12054



                          MORRISON KNUDSEN CORPORATION

                             A Delaware Corporation

                  IRS Employer Identification No. 33-0565601

                   MORRISON KNUDSEN PLAZA, BOISE, IDAHO 83712

                                 208 / 386-5000


At August 31, 1998, 53,402,318 shares of the registrant's $.01 par value common stock were outstanding.

The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and has been subject to such filing requirements for the past 90 days.

    [X]Yes  [ ]No

                          MORRISON KNUDSEN CORPORATION
                       QUARTERLY REPORT FORM 10-Q FOR THE
                  THREE AND NINE MONTHS ENDED AUGUST 31, 1998


                               TABLE OF CONTENTS

                         PART I.  FINANCIAL INFORMATION

                                                                            PAGE

Item 1.    Condensed Consolidated Financial Statements and Notes Thereto

                Statements of Income for the Three and Nine Months
                Ended August 31, 1998 and 1997                              I-1

                Balance Sheets at August 31, 1998 and November 30, 1997     I-2

                Statements of Cash Flows for the Nine Months Ended
                August 31, 1998 and 1997                                    I-4

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

Item 6.    Exhibits and Reports on Form 8-K                                 II-1


                                   SIGNATURES

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MORRISON KNUDSEN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE AND NINE MONTHS ENDED AUGUST 31, 1998 AND 1997 (UNAUDITED)
(THOUSANDS OF DOLLARS EXCEPT PER SHARE DATA)

----------------------------------------------------------------------------------------------------------
                                                      THREE MONTHS ENDED              NINE MONTHS ENDED
                                                           AUGUST 31,                     AUGUST 31,
                                                    1998              1997          1998           1997
----------------------------------------------------------------------------------------------------------
Revenue                                        $   497,795        $   434,288   $ 1,318,905   $ 1,238,043
Cost of revenue                                   (476,488)          (413,546)   (1,256,501)   (1,179,991)
----------------------------------------------------------------------------------------------------------
Gross profit                                        21,307             20,742        62,404        58,052
General and administrative expenses                 (6,260)            (5,551)      (17,729)      (16,937)
Goodwill amortization                                 (894)              (895)       (2,677)       (2,691)
----------------------------------------------------------------------------------------------------------
Operating income                                    14,153             14,296        41,998        38,424
Investment income                                    1,254              1,773         4,717         5,258
Interest expense                                      (299)              (185)         (670)         (660)
Other income (expense), net                          2,095               (970)        2,239        (1,097)
----------------------------------------------------------------------------------------------------------
Income before income taxes                          17,203             14,914        48,284        41,925
Income tax expense                                  (7,624)            (6,679)      (21,399)      (19,267)
----------------------------------------------------------------------------------------------------------
Net income                                     $     9,579        $     8,235   $    26,885   $    22,658
==========================================================================================================
Income per share
 Basic                                                $.18               $.15          $.50          $.42
 Diluted                                               .18                .15           .49           .42
----------------------------------------------------------------------------------------------------------
Common shares used to compute income
 per share - Basic                              53,807,802         54,194,111    54,065,857    53,978,704
             Diluted                            53,815,103         54,544,862    54,341,098    54,129,718
----------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

MORRISON KNUDSEN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
AT AUGUST 31, 1998 (UNAUDITED) AND NOVEMBER 30, 1997
(THOUSANDS OF DOLLARS EXCEPT SHARE DATA)


ASSETS                                                                  1998      1997
--------------------------------------------------------------------------------------
CURRENT ASSETS
Cash and cash equivalents                                           $ 42,429  $ 53,215
Accounts receivable, including retentions of $29,330 and $26,970     198,350   187,311
Unbilled receivables                                                  73,060    74,514
Refundable income taxes                                                4,637    14,331
Investments in and advances to construction joint ventures            67,997    29,270
Deferred income taxes                                                 22,143    30,173
Other                                                                  8,257    16,200
--------------------------------------------------------------------------------------
Total current assets                                                 416,873   405,014
--------------------------------------------------------------------------------------

INVESTMENTS AND OTHER ASSETS
Securities available for sale, at fair value                          45,748    39,314
Investments in mining ventures                                        63,374    57,439
Assets held for sale                                                  14,170    13,301
Cost in excess of net assets acquired, net of accumulated
 amortization of $8,416 and $5,755                                   133,491   136,150
Deferred income taxes                                                 22,884    31,183
Other                                                                  8,485     7,594
--------------------------------------------------------------------------------------
Total investments and other assets                                   288,152   284,981
--------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT, AT COST
Construction equipment                                               179,571   172,154
Land and improvements                                                  6,993     6,993
Buildings and improvements                                             5,788     6,276
Equipment and fixtures                                                58,750    53,483
--------------------------------------------------------------------------------------

Total property and equipment                                         251,102   238,906
LESS ACCUMULATED DEPRECIATION                                       (173,764) (158,657)
--------------------------------------------------------------------------------------

Property and equipment, net                                           77,338    80,249
--------------------------------------------------------------------------------------
Total assets                                                        $782,363  $770,244
======================================================================================

The accompanying notes are an integral part of the financial statements.

LIABILITIES AND STOCKHOLDERS' EQUITY                                              1998       1997
--------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
Accounts payable                                                              $ 59,769   $ 53,448
Subcontracts payable, including retentions of $19,623 and $20,266               46,563     42,513
Billings in excess of cost and estimated earnings on uncompleted contracts      45,162     25,176
Advances from customers                                                          9,678      8,987
Estimated costs to complete long-term contracts                                 51,703     73,103
Accrued salaries, wages and benefits                                            52,018     52,618
Income taxes payable                                                                --      1,371
Other accrued liabilities                                                       46,368     42,679
--------------------------------------------------------------------------------------------------
Total current liabilities                                                      311,261    299,895
--------------------------------------------------------------------------------------------------
NON-CURRENT LIABILITIES
Postretirement benefit obligation                                               54,038     53,689
Accrued workers' compensation                                                   38,347     34,088
Pension and deferred compensation liabilities                                   15,325     15,334
Environmental remediation obligations                                            4,604      6,107
--------------------------------------------------------------------------------------------------
Total non-current liabilities                                                  112,314    109,218
--------------------------------------------------------------------------------------------------
CONTINGENCIES AND COMMITMENTS (Note 4)
--------------------------------------------------------------------------------------------------
REDEEMABLE PREFERRED STOCK, issued 1,800,000 shares of Series A                     --     18,000
--------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred stock, 10,000,000 shares authorized; zero and 1,800,000 redeemable shares of Series A issued and outstanding
Common stock, par value $.01, authorized 100,000,000 shares;
 issued 54,326,916 and 54,299,160                                                  543        543
Capital in excess of par value                                                 248,145    247,820
Stock purchase warrants                                                          6,554      6,557
Retained earnings                                                              120,743     93,858
Treasury stock, 924,598 and 57,806 shares, at cost                             (12,134)      (685)
Cumulative translation adjustments, net of income tax benefit                   (6,294)    (5,512)
Unrealized gain on securities available for sale, net                            1,231        550
--------------------------------------------------------------------------------------------------
Total stockholders' equity                                                     358,788    343,131
--------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                    $782,363   $770,244
==================================================================================================

MORRISON KNUDSEN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED AUGUST 31, 1998 AND 1997 (UNAUDITED)
(THOUSANDS OF DOLLARS)

                                                                        1998       1997
----------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                          $ 26,885   $ 22,658
Adjustments to reconcile net income to net cash provided
by operating activities:
 Depreciation of property and equipment                               17,129     17,550
 Amortization of goodwill                                              2,659      2,691
 Deferred income taxes                                                16,329      6,263
 Equity in net income of mining ventures less dividends received      (5,551)    (7,805)
 Other investments and assets                                         (2,095)        --
 Increase in net operating assets                                    (17,458)   (40,190)
----------------------------------------------------------------------------------------
Net cash provided by operating activities                             37,898      1,167
----------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Property and equipment acquisitions                                  (15,582)   (12,875)
Property and equipment disposals                                       4,026      2,301
Purchases of securities available for sale                           (18,743)   (10,605)
Sale and maturities of securities available for sale                  12,990      4,321
Purchase of businesses                                                (4,037)        --
Sale of business                                                       2,758         --
Collection of note receivable                                             --      2,250
Other investing activities                                              (950)     1,068
----------------------------------------------------------------------------------------
Net cash used in investing activities                                (19,538)   (13,540)
----------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Redemption of redeemable preferred stock, Series A                   (18,000)        --
Purchase of treasury stock                                           (12,023)        --
Other financing activities                                               877      3,054
----------------------------------------------------------------------------------------
Net cash provided (used) by financing activities                     (29,146)     3,054
----------------------------------------------------------------------------------------
Decrease in cash and cash equivalents                                (10,786)    (9,319)
Cash and cash equivalents at beginning of period                      53,215     48,310
----------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                          $ 42,429   $ 38,991
========================================================================================
Supplemental disclosure of cash flow information:
 Interest paid                                                       $   670   $    660
 Income tax paid (refunded), net                                      (4,135)    10,028
 Investments in mining ventures adjustment for cumulative translation
  adjustments, net of taxes                                              903     (5,873)
----------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

MORRISON KNUDSEN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(THOUSANDS OF DOLLARS EXCEPT SHARE DATA)

1.  UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements and related notes of Morrison Knudsen Corporation and subsidiaries (the "Corporation") should be read in conjunction with the audited consolidated financial statements and related notes included in the Corporation's Annual Report on Form 10-K for the year ended November 30, 1997. The comparative consolidated balance sheet and related disclosures at November 30, 1997 have been derived from the audited balance sheet and financial statement footnotes. The accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, that in the opinion of management are necessary for a fair presentation of the results of operations and cash flows for the interim periods presented. The results of operations for the nine months ended August 31, 1998 are not necessarily indicative of the operating results to be expected for the full year.

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

CONSTRUCTION JOINT VENTURES: The Corporation participates in joint ventures which are formed to bid, negotiate and complete specific projects. The Corporation often acts as sponsor and manager of the projects. The size, scope and duration of joint venture projects vary among periods.

--------------------------------------------------------------------------------------------------
                                                                (UNAUDITED)
 COMBINED FINANCIAL POSITION OF CONSTRUCTION                  AUGUST 31, 1998   NOVEMBER 30, 1997
 JOINT VENTURES
--------------------------------------------------------------------------------------------------
Current assets                                                      $ 376,339           $ 364,752
Property and equipment, net                                            53,570              33,223
Current liabilities                                                  (264,006)           (324,092)
--------------------------------------------------------------------------------------------------
Net assets                                                          $ 165,903           $  73,883
==================================================================================================

---------------------------------------------------------------------------------------------------
COMBINED RESULTS OF OPERATIONS OF CONSTRUCTION JOINT VENTURES        (UNAUDITED)       (UNAUDITED)
NINE MONTHS ENDED                                                 AUGUST 31, 1998   AUGUST 31, 1997
---------------------------------------------------------------------------------------------------
Revenue                                                                $ 904,274         $ 593,337
Cost of revenue                                                         (771,544)         (527,974)
---------------------------------------------------------------------------------------------------
Gross profit (excludes indirect overhead cost)                         $ 132,730         $  65,363
===================================================================================================
---------------------------------------------------------------------------------------------------
CORPORATION'S SHARE OF RESULTS OF OPERATIONS OF CONSTRUCTION
JOINT VENTURES                                                     (UNAUDITED)       (UNAUDITED)
NINE MONTHS ENDED                                                AUGUST 31, 1998   AUGUST 31, 1997
---------------------------------------------------------------------------------------------------
Revenue                                                                $ 326,945         $ 232,431
Cost of revenue                                                         (283,637)         (207,502)
---------------------------------------------------------------------------------------------------
Gross profit (excludes indirect overhead cost)                         $  43,308         $  24,929
===================================================================================================

MINING VENTURES: At August 31, 1998, the Corporation had ownership interests in two mining ventures, MIBRAG mbH (33%) and Westmoreland Resources, Inc. ("Westmoreland Resources") (20%). The Corporation provides contract mining services to these ventures.

-------------------------------------------------------------------------------------------------------
                                                                     (UNAUDITED)
COMBINED FINANCIAL POSITION OF MINING VENTURES                      AUGUST 31, 1998   NOVEMBER 30, 1997
-------------------------------------------------------------------------------------------------------
Current assets                                                           $ 286,491           $ 302,237
Non-current assets                                                         125,466             117,447
Property and equipment, net                                                543,610             498,310
Current liabilities                                                        (86,362)           (101,241)
Long-term debt                                                            (311,131)           (267,026)
Other non-current liabilities                                             (354,469)           (365,058)
-------------------------------------------------------------------------------------------------------
Net assets                                                               $ 203,605           $ 184,669
=======================================================================================================
-------------------------------------------------------------------------------------------------------
COMBINED RESULTS OF OPERATIONS OF MINING VENTURES                    (UNAUDITED)         (UNAUDITED)
NINE MONTHS ENDED                                                  AUGUST 31, 1998     AUGUST 31, 1997
-------------------------------------------------------------------------------------------------------
Revenue                                                                  $ 220,869           $ 276,020
Cost of revenue                                                           (201,235)           (248,727)
-------------------------------------------------------------------------------------------------------
Gross profit (excludes indirect overhead cost)                           $  19,634           $  27,293
=======================================================================================================
-------------------------------------------------------------------------------------------------------
CORPORATION'S SHARE OF RESULTS OF OPERATIONS OF MINING VENTURES      (UNAUDITED)         (UNAUDITED)
NINE MONTHS ENDED                                                  AUGUST 31, 1998     AUGUST 31, 1997
-------------------------------------------------------------------------------------------------------
Revenue                                                                  $  69,886           $  87,731
Cost of revenue                                                            (63,703)            (79,125)
-------------------------------------------------------------------------------------------------------
Gross profit (excludes indirect overhead cost)                           $   6,183           $   8,606
=======================================================================================================

The Corporation received distributions of $632 from mining ventures during the nine months ended August 31, 1998.

  On December 23, 1996, Westmoreland Coal and four subsidiaries, including Westmoreland Resources, filed for protection under Chapter 11 of the United States Bankruptcy Code. The debtor corporations ("Westmoreland") are in possession of their respective properties and assets and are operating as debtors in possession pursuant to the provisions of the Bankruptcy Code. On April 15, 1998, Westmoreland and the creditors (the 1974 UMWA Pension Plan, the 1992 UMWA Benefit Plan and the UMWA Combined Fund (the "Funds")) both filed separate amended joint plans of reorganization and disclosure statements. Recently, both Westmoreland and the Funds have each withdrawn their plans without prejudice to their ability to refile a new plan. The Official Equity Committee appointed by the Office of the U.S. Trustee has filed a motion to convert these cases to a Chapter 7 liquidation. Westmoreland has filed a motion to dismiss the bankruptcy proceedings. A hearing is set for both motions on October 14, 1998. Accordingly, the outcome of the treatment of equity interest and the Westmoreland mining contracts with the Corporation is uncertain. Effective at the beginning of July 1998, the Corporation suspended recording its equity in the income of Westmoreland Resources pending the outcome of the proceedings. At August 31, 1998, the carrying amount of the Corporation's ownership interest in Westmoreland Resources was $6,764, and the Corporation's proportionate share of Westmoreland Resources' revenue and earnings (recorded through June, 1998) included in the accompanying condensed consolidated statement of income for the nine months ended August 31, 1998 was $5,607 and $568, respectively. The Corporation believes that the outcome of the bankruptcy proceedings will not have a material adverse effect on its financial position or results of operations.

4.  CONTINGENCIES AND COMMITMENTS

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

  According to a report published in August 1996, the EPA estimated that the total remediation costs incurred and to be incurred at the Site will be $120,000. The Corporation is not a party to any agreement regarding an allocation of responsibility, and the EPA has not made an allocation of responsibility among the PRPs. The Corporation's share, if any, of the aggregate environmental liability associated with the Site is not presently determinable and depends upon, among other things, the manner in which liability may be allocated to or among the Corporation or other PRPs associated with the Site, the efficacy of any defenses that the Corporation or such other PRPs may have to any assertion of liability, the willingness and ability of such other PRPs to discharge such liability as may be allocated to them and the outcome of any negotiations or settlement discussions between the Corporation and the EPA and/or such other PRPs. Accordingly, no remediation costs have been accrued at August 31, 1998.

  Management believes that the ultimate resolution of this matter could have a material adverse effect on the Corporation's financial position and could materially and adversely effect its results of operations and cash flows in one or more periods.

CONTRACT-RELATED MATTERS: In 1995, Old MK entered into a fixed-price contract with the Texas Natural Resource Conservation Commission ("TNRCC") for construction of a solvent-extraction facility and treatment of contaminated soil at a Superfund site in Texas. The TNRCC notified the Corporation in early February 1998 that it was terminating its contract with the Corporation. The Corporation has reached tentative agreement with the TNRCC over demobilization and claim issues, but the final agreement is subject to approval by the EPA. The Corporation has provided for the estimated costs with regard to the contract assuming that the TNRCC does not draw upon a letter of credit in the amount of $13,619. The ultimate outcome of these matters cannot be currently determined with certainty.

  In the fourth quarter of 1997, the Corporation assumed sponsorship of a large, fixed-price joint venture contract due to the bankruptcy of the previous sponsor and recorded a $3,900 pretax loss because of the uncertainties on the project, including unpaid client-directed change orders and potential project claims. Management believes that acceptable pricing will be achieved by further negotiation with the client. The ultimate outcome cannot be currently determined with certainty and may not occur in the near term.

LETTERS OF CREDIT: In the normal course of business, the Corporation causes letters of credit to be issued in connection with contract performance obligations which are not reflected in the balance sheet. The Corporation is obligated to reimburse the issuer of such letters of credit for any payments made thereunder. At August 31, 1998, $49,408 in face amount of such letters of credit were outstanding, including a $13,619 letter of credit issued in connection with the contract performance obligation to TNRCC discussed above. At November 30, 1997, $41,297 in face amount of such letters of credit were outstanding. The Corporation has pledged securities available for sale as collateral for its reimbursement obligations in respect of $3,443 in face amount of certain letters of credit at August 31, 1998.

  In connection with a 1989 sale of Old MK's ownership interest of a shipbuilding subsidiary, the Corporation assumed a guarantee of port facility bonds of $21,000 through 2002. The former subsidiary established a sinking fund of approximately $5,121 and collateralized the bonds with certain assets. No loss on the guarantee is probable and, accordingly, no accrual has been made by the Corporation.

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

  The Corporation and certain current and former officers and directors are named defendants in two previously reported legal actions: John B. Blyler and Malcolm J. Corse v. William J. Agee, et. al., Civil Action No. 97-0332-S-BLW; and Martin Radwell v. Dennis R. Washington, et. al., Civil Action No. 15934. The complaints allege, among other things, that the defendants breached certain fiduciary duties. The Corporation has reached a tentative settlement agreement on the Martin Radwell matter which is subject to stockholder approval. The settlement amount is not material.

  The Corporation, as successor to Old MK (Commission File No. 1-8889), was subject to a formal investigation by the Pacific Regional Office of the Securities and Exchange Commission ("SEC") regarding the management and operations of Old MK, primarily its former Transit and MK Rail businesses, prior to September 12, 1996. On September 2, 1998, the Corporation was advised that the SEC staff terminated further inquiry into this matter and that no further action has been recommended to the Commission.

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

5. ACQUISITION OF WESTINGHOUSE ELECTRIC COMPANY

On June 26, 1998 the Corporation announced the formation of a joint venture with British Nuclear Fuels, Ltd. ("BNFL") to acquire Westinghouse Electric Company ("Westinghouse") from CBS Corporation. The transaction is subject to regulatory approvals and is expected to close in early 1999.

  Westinghouse provides a wide range of products, services and technologies in the government services and nuclear industries throughout the world. Westinghouse's Government and Environment Services Company ("GESCO") manages highly complex facilities and programs for the Department of Energy and the Department of Defense. GESCO also provides a wide range of services at government installations, including the production of tritium for national weapons programs and high-level waste solidification. GESCO employs over 17,000 employees, including those at government-owned, contractor-operated locations.

  Westinghouse's Energy Systems Business Unit ("ESBU") is a worldwide leader in commercial nuclear power technology with emphasis on service, fuel and instrumentation and control technologies for the world's operating nuclear power plants. ESBU is also heavily involved in the development of new plant technology and has received final design approval from the Nuclear Regulatory Commission for its advanced nuclear power plant, the AP600. ESBU has approximately 4,000 employees.

  During the quarter, the Corporation was informed by CBS that the Department of the Navy has chosen another party to perform certain contracts which were to be part of the acquisition of Westinghouse. CBS has formally protested the award of those Navy contracts and the outcome of the protest is uncertain. However, if the protest is unsuccessful, the purchase price for the acquisition of Westinghouse will be adjusted downward by $38,000 to approximately $1,150,000, including $200,000 in cash and the assumption of approximately $950,000 in specified liabilities, commitments and obligations. Under the current proposal, the Corporation's share of the purchase price would be approximately $120,000 in cash, plus the assumption of less than $30,000 of liabilities, commitments and obligations if the contracts described above are not included in the acquisition.

  Under the joint venture agreement, the Corporation will have a 60% ownership interest in Westinghouse and its economic interests will differ in ESBU and GESCO. The Corporation's economic interest in ESBU and GESCO is expected to be 6% and 60%, respectively, however, it may change as a result of discussions among the Corporation, BNFL and the Department of Energy.

  The Corporation intends to fund its share of the purchase price for Westinghouse and the working capital requirements of the Westinghouse businesses using existing financing facilities and additional financial facilities for which the Corporation has commitments in addition to the Corporation's available cash. The terms of such additional financing facilities have not yet been finalized.

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

RESULTS OF OPERATIONS
THREE AND NINE MONTHS ENDED AUGUST 31, 1998 COMPARED TO THE
THREE AND NINE MONTHS ENDED AUGUST 31, 1997

-------------------------------------------------------------------------------
                                         THREE MONTHS          NINE MONTHS
                                        ENDED AUGUST 31,     ENDED AUGUST 31,
(IN MILLIONS)                            1998      1997      1998       1997
-------------------------------------------------------------------------------
Revenue                                 $497.8    $434.3   $1,318.9   $1,238.0
Gross profit                              21.3      20.7       62.4       58.0
General and administrative expenses       (6.3)     (5.6)     (17.7)     (16.9)
Goodwill amortization                      (.9)      (.9)      (2.7)      (2.7)
Investment income                          1.3       1.8        4.7        5.3
Interest expense                           (.3)      (.2)       (.7)       (.7)
Other income (expense)                     2.1      (1.0)       2.2       (1.1)
Income before income taxes                17.2      14.9       48.3       41.9
Income tax expense                        (7.6)     (6.7)     (21.4)     (19.2)
Net income                                 9.6       8.2       26.9       22.7
-------------------------------------------------------------------------------

REVENUE AND GROSS PROFIT: Revenue for the three and nine months ended August 31, 1998 increased $63.5 million to $497.8 million and $80.9 million to $1,318.9 million, respectively, compared to $434.3 million and $1,238.0 for the comparable periods in 1997. The increases are attributable to greater volume in the Engineers and Constructors Group. The increases were partially offset by a lower demand for coal production and power generation from the MIBRAG mbH mining venture in Germany and completion of a significant long-term mining contract in the third quarter of 1997.

  Gross profit for the three and nine months ended August 31, 1998 increased over the comparable periods of 1997 primarily because of increased profitability in the Heavy Civil Construction Group offset by lower demand for coal production and power generation from the MIBRAG mbH mining venture and completion of a significant long-term mining contract in the third quarter of 1997. During the three months ended August 31, 1998, the Corporation wrote off a $3.7 million investment in a solvent extraction facility and a related contract to treat contaminated soil and recognized a $5.7 million settlement on an environmental contract.

  Gross profit as a percentage of revenue was 4.3% and 4.7% for the three and nine months ended August 31, 1998 compared to 4.8% and 4.7% for the comparable periods in 1997. The reduction in gross margin percentage for the three month period is principally attributable to a greater proportion of revenue generated in the Engineers and Constructors Group which generally has lower margins and a lower proportion of revenue generated from the Mining Group which generally has larger margins.

  Due to inherent risks and rewards in fixed-price contracting, the Corporation's operating margins often vary between periods and the Corporation experiences unexpected gains and losses on contracts. The Corporation strives to offset the risks inherent in its contracts through geographic, customer and risk diversification.

  At August 31, 1998, backlog of $3,627 million was comprised of $1,802 million (50%) of revenue from fee-type contracts and $1,825 million (50%) of revenue from fixed-price contracts and the Corporation's share of revenue from mining ventures.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses of $6.3 million and $17.7 million for the three and nine months ended August 31, 1998 increased slightly from the comparable periods in 1997 primarily due to professional consulting fees related to the implementation of new computer information systems and the reengineering of the Corporation's financial processes. The Corporation expects the system implementation and reengineering will improve the efficiency and cost of processing accounting and financial data through the use of "best-in-class" processes and techniques. It is anticipated the initial cost savings will be somewhat offset by expenses associated with training and amortization of new computer software.

INVESTMENT INCOME: Investment income for the three and nine months ended August 31, 1998 decreased slightly compared to the comparable periods of 1997 due to a decrease in interest recognized from U.S. federal income tax refunds received in January 1998 and a note receivable paid in October 1997. These reductions in investment income were partially offset by increased interest income on corporate cash in a short-term asset management account.

OTHER INCOME (EXPENSE): Other income (expense) of $2.1 million and $2.2 million for the three and nine months ended August 31, 1998 reflects the recognition of $2.1 million income associated with the settlement of the defined benefit pension plan obligation. The income reflected favorable investment returns on plan assets and reduced settlement costs. Final distribution of plan assets to eligible plan participants is expected to be made in the fourth quarter of 1998 pending the outcome of the plan's application for determination letter with the Internal Revenue Service.

INCOME TAX EXPENSE: The effective tax rate for the three and nine months ended August 31, 1998 was 44% compared to 45% and 46% in the comparable periods of 1997 principally due to a decrease in foreign tax expense and a lower proportion of non-deductible expenses to pretax income. The effective tax rate is higher than the U.S. federal statutory rate of 35% because of state income taxes and foreign income taxes not currently eligible for use as credits against U.S. federal income taxes.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES (IN THOUSANDS)

------------------------------------------------------
                                      AUGUST 31,
                                   1998        1997
------------------------------------------------------
CASH AND CASH EQUIVALENTS:
Beginning of period               $ 53,215   $ 48,310
End of period                       42,429     38,991
------------------------------------------------------
                                  NINE MONTHS ENDED
                                      AUGUST 31,
                                   1998        1997
------------------------------------------------------
NET CASH PROVIDED (USED) IN:
Operating activities              $ 37,898   $  1,167
Investing activities               (19,538)   (13,540)
Financing activities               (29,146)     3,054
------------------------------------------------------

  The Corporation has three principal sources of near-term liquidity: (i) existing cash and cash equivalents; (ii) cash generated by operations and (iii) available revolving loan borrowings. Management believes the Corporation's liquidity and existing and committed capital resources should be sufficient to meet its reasonably foreseeable needs for working capital, capital expenditures and other anticipated cash requirements.

  Cash and cash equivalents decreased $10.8 million during the nine month period ended August 31, 1998 from $53.2 million at November 30, 1997 to $42.4 million at August 31, 1998; this decrease reflects net cash outflows of $48.7 million from investing activities ($19.2 million) and financing activities ($29.2 million), offset by $37.9 million provided by operations. Investing activities included net $11.4 million for acquisitions of property and equipment; financing activities included $18.0 million for redemption of preferred stock and $12.0 million for repurchase of 915,300 shares of the Corporation's common stock for treasury. Funds provided by operations included $25.2 million from an income tax refund and related interest; $18.0 million of such refund was required by the rights, privileges and preferences of the Corporation's preferred stock to be applied to the redemption of such stock. Cash provided or used from operating activities from period to period is affected by the mix, stage of completion and commercial terms of engineering and construction contracts and is reflected in changes in net operating assets and liabilities.

  As discussed in Note 5 "Acquisition of Westinghouse Electric Company," the Corporation intends to fund its share of the purchase price for Westinghouse and the working capital requirements of the Westinghouse businesses using existing financing facilities and additional financial facilities for which the Corporation has commitments in addition to the Corporation's available cash. The terms of such additional financing facilities have not yet been finalized.

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

BACKLOG

Backlog of all uncompleted contracts at August 31, 1998 was $3,627 million compared with $3,704 million at November 30, 1997. New work awarded in the three and nine months ended August 31, 1998 totaled $401 million and $1,344 million compared with $513 million and $1,325 million for the three and nine months ended August 31, 1997. Although backlog reflects business which is considered to be firm, cancellations or scope adjustments may occur. Backlog has been adjusted to reflect known project cancellations, deferrals and revisions in project scope and cost, both upward and downward. During the quarter ended August 31, 1998, the Corporation reduced backlog by approximately $102 million reflecting the reduction in scope of an environmental contract for the U.S. government.

THE YEAR 2000 ISSUE

The Year 2000 issue results from computer programs and electronic circuitry that do not differentiate between the year 1900 and the year 2000 because they are written using two- rather than four-digit dates to define the applicable year. If not corrected, many computer applications and date-sensitive devices could fail or produce erroneous results when processing dates after December 31, 1999. The Year 2000 issue affects virtually all companies and organizations, including the Corporation.

  The Corporation employs a number of information technology ("IT") systems in its operations, including, without limitation, computer networking systems, financial systems and other similar systems. Throughout its operations, the Corporation also employs numerous non-IT devices such as building security and safety devices and other devices containing embedded electronic circuits. Both IT systems and non-IT devices are subject to potential failure due to the Year 2000 issue.

  The Corporation has developed, published and implemented a plan (the "Year 2000 Project") to achieve Year 2000 readiness. The Year 2000 Project's activities are intended to remediate the Year 2000 issue in all major categories of systems and electronic devices in use by the Corporation, including both IT systems and non-IT devices so that the Corporation may continue its operations without interruption or with minimal disruption. It also includes communication with critical third parties such as clients, vendors, subcontractors and other business partners to determine the expected degree of Year 2000 compliance of those parties, and to monitor their progress towards Year 2000 readiness. The Year 2000 Project includes the following phases: 1) awareness, 2) inventory, 3) assessment, 4) remediation, 5) testing/validation and 6) return to production.

  The Corporation is in the "inventory" and "assessment" phases with regard to its state of readiness related to non-IT devices containing embedded circuitry and issues related to third parties with which the Corporation has a material relationship. The Corporation is in various stages of the "inventory," "assessment" and "remediation" phases with regard to its IT systems. In addition, as part of the Year 2000 Project regarding IT systems, the Corporation continues implementing new or upgraded Year 2000 compliant systems for financial, human resource and payroll. The completion date is expected to be July 1999.

  As part of the Year 2000 Project, the Corporation is exploring alternative solutions and developing contingency plans for handling critical areas in the event remediation is unsuccessful. Such plans have not yet been fully developed and the Corporation will continue to develop them as necessary to address each area of Year 2000 risk. Completion of the Year 2000 Project, including contingency plans, is expected by September 30, 1999.

  The total cost of the Corporation's activities to achieve Year 2000 readiness are currently estimated at approximately $21 million. As of August 31, 1998, the direct costs incurred by the Corporation to remediate Year 2000 issues were $4.7 million.

  The Corporation's Year 2000 Project is subject to a variety of risks and uncertainties, some of which, such as the availability of qualified computer personnel and the Year 2000 preparedness of third parties, are beyond the Corporation's control. No assurance can be given that the Corporation will achieve Year 2000 readiness. Furthermore, it has been widely reported that significant litigation is expected to occur related to business interruptions caused by Year 2000 failures. It is uncertain whether, or to what extent, the Corporation will be affected by such litigation. The failure of the Corporation, its clients (including U.S. government agencies), vendors, joint venture partners or others upon whom the Corporation relies, to achieve Year 2000 readiness could adversely impact the Corporation's business operations, which could have a material adverse affect on the Corporation's future financial results, or cause reported financial information to not necessarily be indicative of future operating results or future financial condition.

ENVIRONMENTAL CONTINGENCY

The United States Environmental Protection Agency ("EPA") has notified the Corporation and approximately 20 other parties that each is a potentially responsible party ("PRP") with regard to hazardous substances generated or disposed of at the Summitville Mine Superfund Site. See Note 4 "Contingencies and Commitments -- Summitville environmental matters" of Notes to Condensed Consolidated Financial Statements.

ADOPTION OF ACCOUNTING PRINCIPLE

Effective December 1, 1997, the Corporation adopted Statement of Financial Accounting Standards No. 128 Earnings per Share ("SFAS No. 128") which specifies the standards for computing and presenting basic and diluted EPS. EPS amounts for prior periods have been retroactively adjusted to conform with SFAS No. 128.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information regarding legal proceedings set forth under the caption "Other" in Note 4 "Contingencies and Commitments" of Notes to Condensed Consolidated Financial Statements is incorporated by reference in response to this Item 1.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

       Filed in Part I
       None

       Filed in Part II
       The Exhibits to this Quarterly Report on Form 10-Q are listed in the
       Exhibit Index contained elsewhere in this Quarterly Report.

  (b)  Reports on Form 8-K

       None

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


Date: September 30, 1998

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