Form 10-K
period 1998-11-30
MORRISON KNUDSEN CORP//
filed 1999-02-05
CIK 906469

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K
                                 ANNUAL REPORT

     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                           For the Fiscal Year Ended

                               NOVEMBER 30, 1998

                         Commission File Number 1-12054

                    [LOGO OF MORRISON KNUDSEN CORPORATION]

                             A Delaware Corporation
                   IRS Employer Identification No. 33-0565601

                   MORRISON KNUDSEN PLAZA, BOISE, IDAHO 83729
                                 208 / 386-5000
--------------------------------------------------------------------------------

   SECURITIES REGISTERED &  NUMBER OF REGISTRANT'S COMMON SHARES OUTSTANDING

At January 15, 1999, 53,187,567 shares of the registrant's $.01 par value common stock were outstanding. Such common stock and warrants to purchase an aggregate of 2,757,734 shares of such common stock are listed on the New York Stock Exchange and registered pursuant to Section 12(b) of the Securities Exchange Act. The registrant has no securities registered under Section 12(g) of the Securities Exchange Act.

                     COMPLIANCE WITH REPORTING REQUIREMENTS

The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

               DISCLOSURE PURSUANT TO ITEM 405 OF REGULATION S-K

Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

          AGGREGATE MARKET VALUE OF COMMON STOCK HELD BY NONAFFILIATES

At January 15, 1999, the aggregate market value of the registrant's common stock held by nonaffiliates of the registrant, based on the New York Stock Exchange closing price on January 15, 1999, was approximately $360,469,005, excluding the aggregate market value of $216,635,625 of 20,270,000 shares which are assumed to be held by affiliates of the registrant for the purposes of this calculation.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for its annual meeting of stockholders to be held on April 8, 1999, which is expected to be filed with the Securities and Exchange Commission not later than March 31, 1999, are incorporated by reference into Part III of this Annual Report on Form 10-K. In the event such proxy statement is not so filed by March 31, 1999, the required information will be filed as an amendment to this Annual Report on Form 10-K no later than such date.

                         MORRISON KNUDSEN CORPORATION
                          ANNUAL REPORT ON FORM 10-K
                     FOR THE YEAR ENDED NOVEMBER 30, 1998


                               TABLE OF CONTENTS

                                                              PAGE
                                     PART I

Item 1.    Business                                            I-1

Item 2.    Properties                                          I-8

Item 3.    Legal Proceedings                                   I-8

Item 4.    Submission of Matters to a Vote of Security Holders I-9

                                    PART II

Item 5.    Market for the Registrant's Common Stock and
           Related Stockholder Matters                         II-1

Item 6.    Selected Financial Data                             II-2

Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                 II-3

Item 7A.   Quantitative and Qualitative Disclosure About
           Market Risk                                         II-11

Item 8.    Financial Statements and Supplementary Data         II-12

Item 9.    Change in and Disagreements with Accountants on
           Accounting and Financial Disclosure                 II-40

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

Item 12.   Security Ownership of Certain Beneficial Owners
           and Management                                      III-1

Item 13.   Certain Relationships and Related Transactions      III-1

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedule and Reports
           on Form 8-K                                         IV-1

                                  SIGNATURES

                   NOTE REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K and other reports and statements filed by Morrison Knudsen Corporation (the "Corporation") from time to time with the Securities and Exchange Commission (collectively, "SEC Filings") contain or may contain forward-looking statements. When used in SEC Filings, the words "may," "will," "anticipate," "believe," "estimate," "expect," "future," "intend," "plan," "could," "should," "potential," or "continue" or the negative or other variations thereof, as well as other statements regarding matters that are not historical fact, are or may constitute forward-looking statements. Such forward-looking statements are necessarily based on various assumptions and estimates and are inherently subject to various risks and uncertainties including, in addition to any risks and uncertainties disclosed in the text surrounding such statements or elsewhere in the SEC Filings, risks and uncertainties relating to the possible invalidity of the underlying assumptions and estimates and possible changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions and actions taken or omitted to be taken by third parties, including the Corporation's customers, suppliers, business partners and competitors and legislative, regulatory, judicial and other governmental authorities and officials. Should the Corporation's assumptions or estimates prove to be incorrect, or should one or more of these risks or uncertainties materialize, actual amounts, results, events and circumstances may vary significantly from those reflected in such forward-looking statements.

                                     PART I

ITEM 1. BUSINESS
(In thousands of dollars except per share data)

  Unless the context otherwise requires, references to 1998, 1997 and 1996 are references to the Corporation's fiscal years ended November 30, 1998, 1997 and 1996, respectively.

I.  GENERAL

  The Corporation is an international provider of a broad range of design, engineering, construction, construction management, facilities management, environmental remediation and mining services to diverse public and private sector clients. Through its various operating units, the Corporation:

  . Provides design, construction and renovation services for plants and facilities in the general manufacturing, chemical, petrochemical, food and beverage, pharmaceuticals, high-technology and institutional buildings markets;

  . Provides a full range of engineering and construction services to power generation utilities, including construction of new plants, retrofitting of existing plants and decommissioning and decontamination of nuclear plants that have reached the end of their operating lives;

  . Provides total facilities management to industrial clients, including maintenance, engineering and construction, and operations and logistics management at manufacturing plants and related facilities and at toll roads;

  . Provides facilities management and environmental remediation services to governmental agencies, such as the Department of Energy and the Department of Defense;

  . Provides design, engineering, construction and construction management services for infrastructure projects in the transportation, marine and water resources markets, including highway, bridge, railroad, airport, marine port and water distribution and storage facilities projects; and

  . Provides contract mining services in the fossil fuel and industrial minerals markets, together with technical and engineering services such as resource evaluation, geologic modeling, mine planning and development, equipment selection and remediation.

  In providing its services, the Corporation enters into three basic types of contracts:

  . Fixed-price or lump-sum contracts providing for a fixed price for the total amount of work to be performed;

  . Unit-price contracts providing for a fixed price for each unit of work performed; and

  .  Cost-type contracts providing for reimbursement of costs plus a fee.

  Both anticipated income and economic risk are greater under fixed-price and unit-price contracts than under cost-type contracts. Engineering, construction management and environmental and hazardous substance remediation contracts are typically awarded on a cost-plus-fee basis. See "Risk Factors - The Corporation's fixed-price and unit-price contracts place the risk of increased project costs on the Corporation."

  The Corporation also participates often as sponsor and manager in construction joint ventures that are formed for the purpose of bidding, negotiating and completing specific projects. In addition, the Corporation participates in the following mining ventures: Westmoreland Resources, Inc., a coal mining company in Montana, and MIBRAG mbH, a company that operates lignite coal mines and power plants in Germany. See Note 6. "Ventures" of Notes to Consolidated Financial Statements in Part II of this Annual Report on Form 10-K .

  The Corporation was originally formed in Delaware on April 28, 1993 under the name Kasler Holding Company to become the parent company of WCG Holdings, Inc. ("WCG") and Kasler Corporation ("Kasler"), which were active in the infrastructure, contract mining, environmental remediation, commercial construction and construction materials markets. In April 1996, the name of the Corporation was changed from Kasler Holding Company to Washington Construction Group, Inc.

  On September 11, 1996, the Corporation acquired the net assets and the engineering and construction operations of Morrison Knudsen Corporation, a Delaware corporation ("Old MK"), in a transaction structured as a merger of Old MK with and into the Corporation, and changed its name to Morrison Knudsen Corporation. The acquisition of Old MK was an integral part of the reorganization of Old MK pursuant to a plan of reorganization (the "Plan") filed by Old MK in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Plan was confirmed by the Bankruptcy Court on August 26, 1996, and became effective concurrently with the merger on September 11, 1996. The Corporation has no remaining obligations under the Plan.

   The Corporation's executive offices are located at Morrison Knudsen Plaza, Boise, Idaho 83729, and its telephone number is (208) 386-5000.

II.  OPERATING UNITS

  The Corporation's operations have been conducted through three market-driven operating units: The Engineers and Constructors Group based in Cleveland, Ohio, and the Heavy Civil Construction Group and the Mining Group based in Boise, Idaho. In January 1999, the Corporation announced the consolidation of the Heavy Civil Construction Group and the Mining Group into "Morrison Knudsen Contractors Group."

ENGINEERS AND CONSTRUCTORS GROUP:

  The Engineers and Constructors Group, which is the largest and most diverse of the Corporation's operating groups, is comprised of five divisions:

  . Industrial/Process Division: This division primarily targets Fortune 100 clients and provides design and construction services for new construction or renovations of plants and facilities in the general manufacturing, chemical, petrochemical, food and beverage, pharmaceuticals, high-technology and institutional-buildings markets.

  . Energy Division: This division offers a full range of engineering and construction services to power generation utilities. These services include construction of power plants, installation of flue-gas scrubber systems and plant retrofit projects such as the replacement of steam generators in nuclear power plants, a division specialty. This division also provides decommissioning and decontamination of nuclear power plants that have reached the end of their operating lives.

  . Operating and Maintenance Division: This division primarily provides total facilities management services to industrial clients. These services include maintenance, engineering and construction and operations and logistics management at manufacturing plants and related facilities and at toll roads. These services are typically outsourced by firms that want to focus internal resources on plant production.

  . Transportation Division: This division, which operates as "MK Centennial Engineering," specializes in engineering and construction management of highway, bridge, railroad, airport and water resource infrastructure projects.

  . Federal Programs Division: This division specializes in the operation and environmental remediation of government facilities, primarily for the Department of Energy and the Department of Defense .

The Engineers and Constructors Group also performs private sector environmental remediation work, builds and operates chemical weapons demilitarization facilities and constructs infrastructure projects internationally.

HEAVY CIVIL CONSTRUCTION GROUP:

  The Heavy Civil Construction Group, which is one of the largest organizations of its kind in the United States, provides services both as a general contractor and in a design-build capacity. This group targets infrastructure projects in the transportation, marine and water resources markets. This group also provides site development at mine, industrial, commercial, recreational and large residential sites.

MINING GROUP:

  The Mining Group is an international provider of contract mining services for the fossil fuel and industrial minerals markets. In addition, this group offers a full range of technical and engineering services, including resource evaluation, geologic modeling, mine planning and development, environmental permitting, equipment selection and remediation.

III.  GOVERNMENT CONTRACTS AND BACKLOG

  Government contracts are a significant part of the Corporation's business. See "Risk Factors - The government can audit and potentially disallow claims for compensation under the Corporation's government contracts, and can terminate such contracts without cause."

  Backlog consists of uncompleted portions of engineering and construction contracts, including the Corporation's proportionate share of construction joint-venture contracts and its share of revenues from mining service contracts and ventures for the next five years. Backlog of all uncompleted contracts at November 30, 1998 totaled $2.7 billion compared with November 30, 1997 backlog of $3.7 billion as originally reported and $2.8 billion as restated. (See the following paragraph for a description of the principal reasons for this decrease in backlog.) Approximately $657 million or 25% of the backlog at November 30, 1998 was comprised of U.S. government contracts which are subject to termination by the government, $402 million of which had not been funded. Terminations for convenience of the government generally provide for recovery of contract costs and related earnings. Approximately $1.2 billion or 44% of 1998 year-end backlog is expected to be recognized as revenue in 1999.

  Although backlog reflects business which is considered to be firm, cancellations or scope adjustments may occur. Backlog has been adjusted to reflect known project cancellations, deferrals and revisions in project scope and cost, both upward and downward. In the third quarter of 1998, the Corporation reduced backlog by approximately $102 million reflecting the reduction in scope of an environmental contract for the U.S. government. In anticipation of its pending acquisition of certain businesses presently owned and operated by CBS Corporation (see Note 14. "Acquisition of Westinghouse Businesses" of Notes to Consolidated Financial Statements) which are engaged in the performance of significant government contracts, and to reduce the exposure to material adjustments due to scope and funding issues on other government contracts included in reported backlog, the Corporation made an assessment of its policy of including in backlog unfunded U.S. government contracts. During the fourth quarter of 1998, the Corporation adopted a new policy which excludes from backlog unfunded government contracts which management is not highly confident will be funded within two years. Backlog has been reduced by $843 million in the fourth quarter, primarily as a result of the adoption of this new policy. The reduction in backlog is not an impairment of the revenues or earnings potential of the Corporation. However, there can be no assurance that future contract cancellations or modifications will not reduce backlog and future revenues.

--------------------------------------------------------------------------
COMPOSITION OF YEAR END BACKLOG
(IN THOUSANDS OF DOLLARS)
YEAR ENDED NOVEMBER 30,                    1998       %      1997      %
                                                           RESTATED*
--------------------------------------------------------------------------
Fee-type contracts                      $  901,000   34%  $1,218,000   44%
Fixed-price and unit-price contracts     1,779,100   66%   1,541,300   56%
--------------------------------------------------------------------------
Total backlog                           $2,680,100        $2,759,300  100%
--------------------------------------------------------------------------
--------------------------------------------------------------------------

*Amounts have been restated to conform with the adoption of the new policy in 1998. The Corporation typically has, at any given point in time, 25% to 35% additional unreported backlog representing awarded yet unfunded contracts and any mining business beyond five years.

IV.  EMPLOYEES

  The Corporation's total worldwide employment varies widely with the volume, type and scope of operations under way at any given time and other factors.

  At November 30, 1998, the Corporation employed a total of approximately 9,000 employees -- including 5,800 salaried and project direct-hire craft employees and 3,200 employees covered by collective bargaining agreements.

V.  RAW MATERIALS

  Raw materials and components necessary for the rendering of construction, environmental and hazardous substance remediation and contract mining services are generally available from numerous sources. The Corporation does not foresee any unavailability of raw materials and components which would have a material adverse effect on its business in the near term.

VI.  COMPETITION

  Engineering and construction is a highly competitive business, particularly for contracts obtained by competitive bidding. The Corporation competes based primarily on price, reputation and reliability with other general and specialty contractors, both foreign and domestic. Success or failure in the engineering and construction industry is, in large measure, based upon the ability to compete successfully for contracts and to provide the engineering, planning, procurement, management and project financing skills required to complete them in a timely and cost-efficient manner. See "Risk Factors - The Corporation is engaged in highly competitive businesses and must bid against competitors to obtain engineering, construction and service contracts."

VII.  ENVIRONMENTAL MATTERS

  The Corporation's environmental and hazardous substance remediation and contract mining services involve risks of liability under federal, state and local environmental laws and regulations, including the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"). The Corporation performs environmental remediation at Superfund sites as a response action contractor for the Environmental Protection Agency (the "EPA") and, in such capacity, is exempt from liability under any federal law, including CERCLA, unless its conduct was negligent; moreover, the Corporation may be entitled to indemnification from the United States against liability arising out of negligent performance of work in such capacity. A determination that the Corporation is liable under environmental laws and regulations for the cost of environmental remediation due to its performance of contract mining or environmental remediation could have a material adverse effect on the financial position, results of operations and cash flows of the Corporation. Amendments to, or more stringent implementation of, current environmental laws and regulations also could have such adverse effects.

  For additional information regarding environmental matters, see "Summitville environmental matters" and "Other environmental matters" in Note 13. "Contingencies and Commitments" of Notes to Consolidated Financial Statements. See also "Risk Factors - The Corporation could be subject to liability under environmental laws."

VIII.  RISK FACTORS

  The Corporation and its businesses are subject to a number of risks, including those enumerated below. Any or all of such risks could have a material adverse effect on the business, financial condition, results of operations and cash flows of the Corporation and on the market price for the Corporation's securities. See also "Note Regarding Forward-Looking Information."

THE CORPORATION IS ENGAGED IN HIGHLY COMPETITIVE BUSINESSES AND MUST BID AGAINST COMPETITORS TO OBTAIN ENGINEERING, CONSTRUCTION AND SERVICE CONTRACTS:

  The Corporation is engaged in highly competitive businesses, particularly those portions relating to engineering, construction and other service contracts that are awarded through competitive bidding processes. The Corporation competes with other general and specialty contractors, both foreign and domestic, including large international contractors and small local contractors. Certain competitors have greater financial and other resources than the Corporation which, in some instances, could give them a competitive advantage over the Corporation.

ECONOMIC DOWNTURNS AND REDUCTIONS IN GOVERNMENT FUNDING COULD HAVE A NEGATIVE IMPACT ON THE CORPORATION'S BUSINESSES:

  Demand for the services offered by the Corporation has been, and is expected to continue to be, subject to significant fluctuations due to a variety of factors beyond its control, including economic conditions. During economic downturns, the ability of both private and governmental entities in targeted markets to make capital expenditures on infrastructure improvement may decline significantly. There can be no assurance that economic or political conditions generally will be favorable or that there will not be significant fluctuations adversely affecting the industry as a whole or key markets targeted by the Corporation. In addition, the Corporation's operations are in part dependent upon governmental funding of infrastructure and environmental projects. Significant changes in the level of government funding of these projects could have an unfavorable impact on the operating results of the Corporation.

THE CORPORATION'S FIXED-PRICE AND UNIT-PRICE CONTRACTS PLACE THE RISK OF INCREASED PROJECT COSTS ON THE CORPORATION:

  The Corporation's fixed-price and unit-price contracts involve risks relating to the inability of the Corporation to receive additional compensation in the event that the costs of performing such contracts prove to be greater than anticipated. The Corporation's cost of performing such contracts may be greater than anticipated due to uncertainties inherent in estimating contract completion costs, contract modifications by customers, failure of subcontractors and joint-venture partners to perform and other unforseen events and conditions. Any one or more of these risks could result in reduced profits or increase losses on a particular contract or contracts.

THE GOVERNMENT CAN AUDIT AND POTENTIALLY DISALLOW CLAIMS FOR COMPENSATION UNDER THE CORPORATION'S GOVERNMENT CONTRACTS, AND CAN TERMINATE SUCH CONTRACTS WITHOUT
CAUSE:

  Government contracts are a significant part of the Corporation's business. In addition to other significant government contracts, contracts and subcontracts with the United States Department of Energy accounted for approximately 14% of the Corporation's revenues for the year ended November 30, 1998. See Note 12. "Geographic and Customer Information" of Notes to Consolidated Financial Statements. The Corporation has a number of cost reimbursement contracts with various agencies of the U.S. government. Allowable costs under these contracts are subject to audit by the U.S. government. To the extent that such audits result in determinations that costs claimed as reimbursable are not allowable costs or were not allocated in accordance with federal government regulations, the Corporation could be required to reimburse the U.S. government for amounts previously paid. See "Government Contracts and Backlog" for the relative significance of U.S. government contracts included in year-end 1998 backlog and related risks. See Note 13. "Contingencies and Commitments -- Contract related matters" of Notes to Consolidated Financial Statements.

  The Corporation has a number of contracts and subcontracts with various agencies of the U.S. government, principally for environmental remediation and restoration work, which extend beyond one year and for which government funding has not yet been approved. There can be no assurance that such funding will be approved. All contracts with agencies of the U.S. government and some commercial and foreign contracts are subject to unilateral termination at the option of the customer. In the event of a termination, the Corporation would not receive projected revenues or profits associated with the terminated portion of such contracts.

THE CORPORATION'S BUSINESSES INVOLVE MANY PROJECT-RELATED AND CONTRACT-RELATED
RISKS:

  The engineering and construction business is subject to a variety of project-related risks, including changes in political and other circumstances, particularly since contracts for major projects are performed over extended periods of time. These risks include the failure of applicable governing authorities to take certain necessary actions, opposition by third parties to particular projects and the failure to obtain adequate financing for particular projects. Due to these factors, losses on a particular contract or contracts could occur, and the Corporation could experience significant changes in operating results on a quarterly or annual basis.

  Because of the size and complexity of major infrastructure projects, a relatively small number of projects may provide a significant percentage of the Corporation's revenue in a given year. The loss of one or more major contracts or the inability of the Corporation to perform profitably under one or more major contracts, could have a material adverse effect on the Corporation's financial condition, results of operations and cash flows.

  The Corporation may also be adversely affected by various risks and hazards, including industrial accidents, labor disputes, geological conditions, environmental hazards, weather and other natural phenomena such as earthquakes and floods.

THE CORPORATION'S SUCCESS DEPENDS ON ATTRACTING AND RETAINING QUALIFIED PERSONNEL IN A COMPETITIVE ENVIRONMENT:

  The Corporation is dependent upon its ability to attract and retain highly qualified managerial, technical and business development personnel. Competition for such personnel is intense. There can be no assurance that the Corporation can retain its key managerial, technical and business development personnel or that it can attract, assimilate or retain such personnel in the future.

THE CORPORATION'S INTERNATIONAL OPERATIONS INVOLVE SPECIAL RISKS:

  The Corporation pursues project opportunities throughout the world through foreign and domestic subsidiaries as well as agreements with foreign joint-venture partners. These foreign operations are subject to special risks, including:

  .  Uncertain political and economic environments,

  .  Potential incompatibility with foreign joint-venture partners,

  .  Foreign currency controls and fluctuations,

  .  Civil disturbances, and

  .  Labor strikes.

  Events outside of the Corporation's control may limit or disrupt operations, restrict the movement of funds, result in deprivation of contract rights, increase foreign taxation or limit repatriation of earnings. In addition, in certain cases applicable law and joint-venture or other agreements may provide that each joint-venture partner is jointly and severally liable for all liabilities of the venture. See Note 12. "Geographic and Customer Information" of Notes to Consolidated Financial Statements.

THE CORPORATION COULD BE SUBJECT TO LIABILITY UNDER ENVIRONMENTAL LAWS:

  The Corporation is subject to a variety of environmental laws and regulations governing, among other things, discharges to air and water, the handling, storage, and disposal of hazardous or solid waste materials and the remediation of contamination associated with releases of hazardous substances. Such laws and regulations and the risk of attendant litigation can cause significant delays to a project and add significantly to its cost. Violations of these environmental laws and regulations could subject the Corporation and its management to civil and criminal penalties and other liabilities. There can be no assurance that such laws and regulations will not become more stringent, or more stringently implemented, in the future.

  Various federal, state and local environmental laws and regulations, as well as common law, may impose liability for property damage and costs of investigation and cleanup of hazardous or toxic substances on property currently or previously owned by the Corporation or arising out of the Corporation's waste management activities. Such laws may impose responsibility and liability without regard to knowledge of or causation of the presence of the contaminants, and the liability under such laws is joint and several. The Corporation has potential liabilities associated with its past waste management and contract mining activities and with its current and prior ownership of certain property. See "Business -- Environmental Matters" and "Other environmental matters" in
Note 13. "Contingencies and Commitments" of Notes to Consolidated Financial Statements.

THE FAILURE OF THE CORPORATION OR ITS BUSINESS PARTNERS TO BE YEAR 2000 COMPLIANT COULD HAVE ADVERSE CONSEQUENCES:

  Like most other companies and organizations, the Corporation relies on computer-based technology in the conduct of its business. The Corporation has been and is continuing to address the impact of the "Year 2000" issue. This issue is the result of computer programs that were written using two digits rather than four to define calendar years. These programs may fail to properly differentiate between calendar years in the twenty-first century and calendar years in the twentieth century (e.g., they may recognize a date using "00" as the year 1900 rather than the year 2000). If not corrected, the Year 2000 issue could result in complete system failures or miscalculations causing significant disruption of normal business activities.

  The Corporation has been and is continuing to assess and resolve Year 2000 issues associated with its material internal systems and its material third-party relationships. Although the Corporation believes that its Year 2000 readiness efforts are designed to appropriately identify and address those Year 2000 issues that are within the Corporation's control, there can be no assurance that the Corporation's efforts will be fully effective. The newness and complexity of the issues presented and the Corporation's dependence on the technical skills and preparedness of third parties are among the factors that could cause the Corporation's efforts to be less than fully effective. Moreover, Year 2000 issues present many risks that are simply beyond the Corporation's control, such as the potential effects of Year 2000 issues on the economy in general and on the Corporation's business partners, vendors, subcontractors and customers in particular. See "The Year 2000 Issue" in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ONE SHAREHOLDER'S LARGE OWNERSHIP INTEREST IN THE CORPORATION, PROVISIONS OF DELAWARE LAW AND THE CORPORATION'S ORGANIZATIONAL DOCUMENTS COULD INHIBIT A TAKEOVER OF THE CORPORATION:

  As of November 30, 1998, Dennis R. Washington, the Chairman of the Board of Directors of the Corporation, beneficially owned 37.88% of the 53,352,410 shares of outstanding common stock of the Corporation. As of February 3, 1999, Mr. Washington is also President and Chief Executive Officer of the Corporation. Mr. Washington's substantial ownership interest and certain provisions of the Delaware General Corporation Law, the Corporation's Certificate of Incorporation and Bylaws and certain agreements to which the Corporation is a party, may have the effect of delaying, deterring or preventing a change in control of the Corporation. In addition, the Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock and 10,000,000 shares of preferred stock of the Corporation. The Board of Directors has the power to determine the price and terms under which any such additional capital stock may be issued and to fix the terms of such preferred stock, and existing stockholders of the Corporation will not have preemptive rights with respect thereto.

ITEM 2.  PROPERTIES
(In thousands of dollars)

  At November 30, 1998, the Corporation owned more than 3,500 units of heavy and light mobile construction, environmental remediation and contract mining equipment.

  The Corporation does not own significant real property for operations other than certain land and improvements in Highland and Petaluma, California. At November 30, 1998, the Corporation had real estate held for sale in Nevada. The two principal administrative office facilities in Boise, Idaho, and Cleveland, Ohio, of approximately 214,700 square feet and 246,700 square feet, respectively, are leased under long-term, noncancelable leases expiring in 2003 and 2010, respectively. The Corporation's long-term aggregate rental obligations for the Boise and Cleveland facilities under these noncancelable leases for each of the next five years approximate $6,970, $6,970, $7,495, $7,545 and $6,911, respectively.

  Annual rental payments for real estate and equipment leased by the Corporation during the year ended November 30, 1998 aggregated $52,067. See Note
13. "Contingencies and Commitments -- Long-term leases" of Notes to Consolidated Financial Statements.

  Construction, environmental remediation and mining equipment and leased administrative and engineering facilities are considered by the Corporation to be well maintained and suitable for current operations.

ITEM 3.  LEGAL PROCEEDINGS

  Information regarding legal proceedings set forth under the caption "Other" in
Note 13. "Contingencies and Commitments" of Notes to Consolidated Financial Statements is incorporated by reference in response to this Item 3.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Corporation did not submit any matters to a vote of security holders during the fourth quarter of 1998.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

MARKET INFORMATION:

  The Corporation's voting common stock is traded on the New York Stock Exchange under the symbol "MK." At the close of business on January 15, 1999, the Corporation had 53,187,567 shares of common stock issued and outstanding.

  The New York Stock Exchange composite high and low sales prices of the Corporation's common stock traded on the New York Stock Exchange for each quarterly period within the two most recent fiscal years are set forth under the caption "Quarterly Financial Data" in Part II of this Annual Report on Form 10-K and are incorporated by reference in response to this Item 5.

HOLDERS:

  The number of record holders of the Corporation's voting common stock at January 15, 1999 was approximately 1,391 and does not include beneficial owners of the Corporation's common stock held in the name of nominees.

DIVIDENDS:

  The Corporation has not paid a cash dividend since the first quarter of fiscal 1994 and does not anticipate payment of dividends in the near term. The Corporation is not restricted from paying dividends unless an event of default exists under its credit facility. See Note 8. "Credit Facilities" of Notes to Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA
(In thousands except per share data)

--------------------------------------------------------------------------------------------------
           OPERATIONS SUMMARY                 1998        1997       1996(A)      1995      1994
--------------------------------------------------------------------------------------------------
Revenue                                    $1,862,174  $1,677,301  $659,100     $228,537  $258,739
Gross profit                                   86,542      79,315    33,344       24,113    19,849
Operating income (loss)                        58,743      52,827    (8,594)       7,926     1,724
Net income (loss)                              37,553      32,031    (4,780)       8,165       657
Income (loss) per common share - basic            .70         .59      (.14)         .28       .02
Shares used to compute basic income per
 common share                                  53,891      54,044    34,790       29,454    29,453
--------------------------------------------------------------------------------------------------
FINANCIAL POSITION SUMMARY
--------------------------------------------------------------------------------------------------
Current assets                             $  427,722  $  405,014  $459,249     $ 85,721  $111,184
Total assets                                  788,151     770,244   839,637      185,301   182,618
Current liabilities                           303,024     299,895   400,604       42,188    47,005
Long-term debt                                      -           -         -        5,042     5,490
Redeemable preferred stock                          -      18,000    18,000            -         -
Stockholders' equity                          370,903     343,131   312,004      128,951   119,956
Stockholders' equity per common share            6.95        6.33      5.80         4.37      4.08
Dividends declared per share                        -           -         -            -       .05
--------------------------------------------------------------------------------------------------

(a) On September 11, 1996, the Corporation acquired Old MK in a transaction accounted for as a purchase. The Corporation's results of operations include Old MK. See Item 1. "Business -- General" in Part I of this Annual Report on Form 10-K and Note 2. "Business Combination" of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

1998 COMPARED TO 1997

-----------------------------------------------------------------------------
                                        QUARTER ENDED         YEAR ENDED
                                         NOVEMBER 30,        NOVEMBER 30,
-----------------------------------------------------------------------------
(In millions)                            1998     1997       1998       1997
-----------------------------------------------------------------------------
Revenue                                $543.3   $439.3   $1,862.2   $1,677.3
Gross profit                             24.1     21.3       86.5       79.3
General and administrative expenses      (6.5)    (6.0)     (24.2)     (22.9)
Goodwill amortization                     (.9)     (.9)      (3.6)      (3.6)
Investment income                         1.1      3.8        5.8        9.1
Interest expense                          (.2)     (.2)       (.9)       (.9)
Other income (expense), net               1.5        -        3.8       (1.1)
Net income                               10.7      9.4       37.6       32.0
-----------------------------------------------------------------------------

REVENUE AND GROSS PROFIT:

  Revenue for the fourth quarter and year ended November 30, 1998 increased $104.0 million to $543.3 million and $184.9 million to $1,862.2, respectively, compared to $439.3 million and $1,677.3 million for the comparable periods in 1997. These increases were principally due to an increase in the volume of industrial/process, operation and maintenance and energy project work executed by the Engineers and Constructors Group. Revenue increased slightly for the fourth quarter and year ended November 30, 1998 in the Heavy Civil Construction Group and for the fourth quarter in the Mining Group over the comparable periods in 1997. The increase in the Corporation's revenue for the year ended November 30, 1998 was partially offset by a decrease in revenue from the Mining Group, which experienced a lower demand for coal production and power generation from the MIBRAG mbH mining venture in Germany during the first nine months of 1998 and the completion of a significant long-term mining contract in the third quarter of 1997. MIBRAG mbH increased coal production in the fourth quarter of 1998 over each of the previous three quarters of the year.

  Gross profit for the fourth quarter and year ended November 30, 1998 increased $2.8 million to $24.1 million and $7.2 million to $86.5 million, respectively, compared to $21.3 million and $79.3 million for the comparable periods of 1997. Gross profit for the fourth quarter of 1998 included favorable results from each of the Corporation's operating groups. During the fourth quarter of 1997, the Corporation recognized a $3.9 million pretax loss on a large, fixed-price joint-venture contract. Gross profit for the year ended November 30, 1998 included improved profitability in the Heavy Civil Construction Group and a $5.7 million settlement on an environmental contract. These increases were partially offset by lower demand for coal production and power generation from the MIBRAG mbH mining venture during the first nine months of the year, the recognition of a loss related to start up difficulties on a fixed-price construction contract and $5.4 million net losses related to the write-off of investment in a solvent extraction facility and a related contract to treat contaminated soil. Gross profit for the year ended November 30, 1997 included earnings from a significant long-term mining contract completed in the third quarter of 1997, offset by provisions for losses at completion for contracts in progress of $9.5 million and a $3.9 million pretax loss on a large, fixed-price joint-venture contract.

  Gross profit as a percentage of revenue for the fourth quarter and year ended November 30, 1998 was 4.4% and 4.6%, respectively, compared to 4.8% and 4.7% for the same periods in 1997. The decrease in gross profit percentage in 1998 was primarily due to a higher proportion of revenue attributable to the Engineers and Constructors Group, which had lower operating margins than the comparable period of 1997. The Engineers and Constructors Group typically executes cost-plus contracts which have less risk but lower margins. Gross profit percentage for the fourth quarter of 1998 increased slightly from 4.3% for the third quarter of 1998.

  The Corporation's operating margins often vary between periods due to inherent risks and rewards on fixed-price contracts causing unexpected gains and losses on contracts. Operating margins may also vary between periods due to changes in the mix and timing of contracts executed by the Corporation, which contain various risk and profit profiles and uncertainties inherent in the estimation process. The Corporation strives to offset certain of the risks inherent in its contracts through geographic, customer and risk diversification.

  At November 30, 1998, backlog of $2,680 million was comprised of $901 million (34%) of revenue from fee-type contracts and $1,779 million (66%) of revenue from fixed-price contracts and the Corporation's share of revenue from mining ventures.

GENERAL AND ADMINISTRATIVE EXPENSES:

  General and administrative expenses for the fourth quarter and year ended November 30, 1998 increased $.5 million and $1.3 million, respectively, compared to the comparable periods of 1997. The increase is attributable to an increase in implementation costs of new computer information systems for financial, human resource and payroll functions and the reengineering of the Corporation's financial processes. The Corporation's implementation costs are anticipated to continue through 1999. The Corporation expects the system implementation and reengineering will improve the efficiency and cost of processing accounting and financial data, but anticipates that the initial cost savings will be somewhat offset by expenses associated with training costs and amortization of the new computer software.

COST IN EXCESS OF NET ASSETS ACQUIRED ("GOODWILL"):

  Goodwill amortization for the fourth quarter and year ended November 30, 1998 was $.9 million and $3.6 million, respectively, principally reflecting the amortization of the $124.1 million of goodwill recorded in connection with the acquisition of Old MK. The Corporation allocated the purchase price of Old MK to the assets acquired and liabilities assumed, including preacquisition contingencies, on the basis of estimated fair values at September 11, 1996. Resolution and revaluation of certain preacquisition contingencies and tax law changes extending the net operating loss ("NOL") carryforward period from 15 to 20 years resulted in an adjustment to goodwill in the third quarter of 1997. During the fourth quarter of 1998, management evaluated the likelihood of the future realization of the tax benefits of deductible temporary differences and NOL carryforwards relating to Old MK and concluded, based on available evidence, that it is more likely than not that a portion of the tax benefits previously reserved would be realized. This conclusion resulted in an increase in deferred tax assets and a decrease in recorded goodwill of $20 million at November 30, 1998. The decrease in goodwill will reduce future annual goodwill amortization by $.5 million. A further adjustment to deferred tax assets and related goodwill may be likely in connection with the Corporation's pending acquisition of certain businesses presently owned and operated by CBS Corporation. See Note 14. "Acquisition of Westinghouse Businesses" of Notes to Consolidated Financial Statements.

INVESTMENT INCOME:

  Investment income for the fourth quarter and year ended November 30, 1998 decreased $2.7 million and $3.3 million, respectively, from the comparable periods of 1997 due to a decrease in interest recognized in 1997 from U.S. federal income tax refunds received in January 1998 and a note receivable collected in October 1997. These reductions in investment income were partially offset by increased interest income on corporate cash in short-term asset management accounts.

INTEREST EXPENSE:

  Interest expense for the fourth quarter and year ended November 30, 1998 of $.2 million and $.9 million, respectively, was comparable to interest expense incurred for the same periods of 1997. Interest expense consists primarily of periodic amortization of prepaid underwriting fees and quarterly commitment fees in connection with the Corporation's five-year, $200 million revolving loan and letter of credit facility obtained in the fourth quarter of 1996.

OTHER INCOME (EXPENSE), NET:

  Other income (expense) for the fourth quarter and year ended November 30, 1998, of $1.5 million and $3.8 million, respectively, reflects the recognition of $1.1 million and $3.2 million of income associated with the settlement of the Corporation's defined benefit pension plan obligation. Final distribution of surplus plan assets to eligible plan participants is expected to be made in early 1999.

  Other income (expense) for the quarter ended November 30, 1997 includes (i) a $1.7 million income adjustment of the accrued pension benefit obligation reflecting the estimate of termination benefits to be settled with cash proceeds from liquidation of plan assets and (ii) $1.9 million of expensed acquisition costs associated with the Corporation's cancellation of the proposed acquisition of Montana Resources, Inc. In addition, for the year ended November 30, 1997, the Corporation recognized an $.8 million loss on the sale of an equity investment in a foreign bank and a $.6 million gain on adjustment of insurance premiums paid in prior periods.

INCOME TAX EXPENSE:

  The effective tax rate for the fourth quarter and year ended November 30, 1998 was 44%, compared to 48% and 47% in the comparable periods of 1997, principally due to a decrease in foreign tax expense and a lower proportion of non-deductible expenses to pretax income. The effective tax rate is higher than the U.S. federal statutory rate of 35% because of state income taxes and foreign income taxes not currently eligible for use as credits against U.S. federal income taxes and non-deductible expenses. It is anticipated that future foreign income tax will be eligible for use as credits against U.S. federal income taxes in 1999 and future periods.

1997 COMPARED TO 1996

THE CONSOLIDATED RESULTS OF OPERATIONS FOR THE YEAR ENDED NOVEMBER 30, 1996 INCLUDE THE RESULTS OF OLD MK FOR THE PERIOD FROM SEPTEMBER 12 TO NOVEMBER 30, 1996.

REVENUE AND GROSS PROFIT:

  Revenue and gross profit for the year ended November 30, 1997 increased $1,018.2 and $46.0, respectively, compared to 1996 primarily due to the acquisition of Old MK on September 11, 1996, which was accounted for as a purchase. Gross profit, as a percent of revenue for the year, was 4.7% for 1997 compared to 5.1% for 1996. During 1997, the Corporation's gross profit benefitted from strong performances on several contracts which more than offset the losses incurred on certain fixed-price contracts. In the fourth quarter of 1997, the Corporation assumed sponsorship of a large, fixed-price joint venture due to the bankruptcy of the previous sponsor and recorded a $3.9 million pretax loss because of the uncertainties on the project, including change orders and potential project claims.

GENERAL AND ADMINISTRATIVE EXPENSES:

  General and administrative expenses for the year ended November 30, 1997 increased $.3 million compared to the year ended November 30, 1996. The Corporation incurred approximately $1 million in expenses related to an enterprise-wide implementation of new computer information systems for the Corporation's financial, human resource and payroll functions.

IMPAIRMENT OF LONG-LIVED ASSETS:

  In 1996, the Corporation recognized impairment losses of $18.2 million on certain real property held for sale or use and operating assets of a subsidiary held for sale.

COST IN EXCESS OF NET ASSETS ACQUIRED ("GOODWILL"):

  Goodwill amortization for the year ended November 30, 1997 increased to $3.6 million from $1.2 million in 1996, reflecting the $124.1 million of goodwill recorded in connection with the acquisition of Old MK. The Corporation allocated the purchase price of Old MK to the assets acquired and liabilities assumed, including preacquisition contingencies, on the basis of estimated fair values at September 11, 1996. Resolution and revaluation of certain preacquisition contingencies and the recent tax law change extending the NOL carryforward period from 15 to 20 years, resulted in a net decrease in goodwill of $1.0 million in the third quarter of 1997. The extension of the NOL carryforward period resulted in a decrease to goodwill of $19.7 million after adjusting the valuation allowance related to the deferred tax asset. This decrease was offset by an accrual for preacquisition contingencies of $18.7 million, primarily for legal proceedings.

INVESTMENT INCOME:

  Investment income was comprised of (i) earnings from cash equivalents, securities jointly held with customers as contract retentions and securities available for sale, and (ii) interest on a note receivable collected in the fourth quarter of 1997 and U.S. federal income tax refund receivables. Investment income for the year ended November 30, 1997 increased $5.4 million from 1996 principally due to interest recognized on U.S. federal income tax refunds and earnings from securities available for sale.

INTEREST EXPENSE:

  Interest expense for the year ended November 30, 1997 decreased $.1 million compared to 1996. Interest expense for 1997 consisted primarily of periodic amortization of prepaid underwriting fees and quarterly commitment fees in connection with the Corporation's five-year, $200 million revolving loan and letter of credit facility obtained in the fourth quarter of 1996.

OTHER INCOME (EXPENSE), NET:

  Other expense for the year ended November 30, 1997 included (i) $1.7 million income adjustment of the accrued pension benefit obligation reflecting the estimate of termination benefits to be settled with cash proceeds from liquidation of plan assets and (ii) $1.9 million of expensed acquisition costs associated with the Corporation's cancellation of the proposed acquisition of Montana Resources, Inc. In addition, the Corporation recognized an $.8 million loss on the sale of an equity investment in a foreign bank and a $.6 million gain on adjustment of insurance premiums paid in prior periods.

INCOME TAX EXPENSE:

  The effective tax rate for the year ended November 30, 1997 was 47%. The effective rate was greater than the U.S. federal statutory rate of 35%, primarily due to the impact of state and foreign income taxes and non-deductible goodwill amortization. For the year ended November 30, 1996, the Corporation recognized an income tax benefit of $.5 million which reflected recoverable federal income taxes, net of foreign and state income tax expense.

FINANCIAL CONDITION AND LIQUIDITY

  The Corporation has three principal sources of near-term liquidity: (1) existing cash and cash equivalents; (2) cash generated by its operations; and
(3) revolving loan borrowings under its credit facility. Management believes the Corporation's liquidity and capital resources should be sufficient to meet its reasonably foreseeable working capital, capital expenditure and other anticipated cash requirements.

----------------------------------------------------------
LIQUIDITY AND CAPITAL RESOURCES           NOVEMBER 30,
(IN THOUSANDS)                         1998         1997
----------------------------------------------------------
Cash and cash equivalents
 Beginning of period                   $ 53,215   $48,310
 End of period                           67,054    53,215
----------------------------------------------------------
                                           YEAR ENDED
                                          NOVEMBER 30,
                                       1998         1997
----------------------------------------------------------
Net cash provided (used) by:
 Operating activities                  $ 71,728   $ 9,290
 Investing activities                   (28,155)   (7,487)
 Financing activities                   (29,734)    3,102
----------------------------------------------------------

  Cash and cash equivalents increased $13.8 million during the year ended November 30, 1998 to $67.1 million at November 30, 1998. This increase reflects net cash provided from operating activities of $71.7 million offset by net cash used in investing and financing activities of $28.1 million and $29.7 million, respectively. The favorable operating cash flow for 1998 was attributable to improved profitability and a greater focus on cash flow and working capital management. Cash provided by operations also included $25.2 million from an income tax refund and related interest; of which $18.0 million was applied as required to the redemption of the Corporation's Series A redeemable preferred stock. These increases were partially offset by additional capital requirements for three significant construction joint ventures in the Heavy Civil Construction Group. Cash provided or used from operating activities from period to period is affected to a large extent by the mix, timing, state of completion and commercial terms of engineering and construction contracts which is reflected in changes in net operating assets and liabilities. The Corporation anticipates that the execution of existing backlog can be managed through future operating cash flows and available cash and cash equivalents without need for additional capital resources.

  Net cash used for investing activities in 1998 of $28.2 million included net $20.5 million of property and equipment acquisitions, the net purchase of $5.9 million of securities available for sale in connection with the Corporation's self-insured risk management program and $4.0 million primarily for the purchase of a ready-mix concrete business offset by $2.8 million in cash proceeds from the sale of a non-core business.

  Cash used in financing activities in 1998 of $29.7 million included $18.0 million for the redemption of the Corporation's Series A redeemable preferred stock and $12.8 million for repurchase of 973,100 shares of the Corporation's outstanding common stock. The Corporation received authorization in January 1998 to repurchase, in open market transactions, block trades or otherwise up to 2 million shares of the Corporation's outstanding common stock to counteract the dilutive effect of the issuance of stock under its stock option plans, and up to
2.765 million of its warrants to purchase common stock. Subject to market conditions and other factors, these purchases may be commenced, discontinued and resumed from time to time without prior notice. It is anticipated that future purchases will be funded from available cash and equivalents and operating cash flows. Depending upon conditions in capital markets and other factors, the Corporation may consider the possible issuance of long-term debt or other securities.

  The Corporation anticipates capital expenditures for major construction equipment of approximately $25 million during 1999 for normal replacement and to meet equipment requirements of its expanding business.

  The Corporation has a five-year, $200.0 million revolving loan and letter of credit facility from the Bank of Montreal. Under the credit facility, outstanding revolving loan borrowings are limited to $125.0 million. During 1998, the Corporation had no outstanding borrowings under the facility and was in compliance with its covenants, the most restrictive of which is fixed charge coverage.

  The Corporation is subject to foreign currency translation and exchange issues, primarily with regard to its mining venture, MIBRAG mbH, in Germany. At November 30, 1998, the cumulative adjustments for translation losses net of related income tax benefits was $3.0 million. The Corporation realized a pretax gain on foreign currency exchange transactions of $358 thousand for the year ended November 30, 1998. The Corporation endeavors to enter into contracts with foreign customers with repayment terms in U.S. currency as a protection from foreign exchange risk.

  As discussed in Note 14. "Acquisition of Westinghouse Businesses," the Corporation intends to fund its share of the purchase price for certain businesses presently owned and operated by CBS Corporation and its share of the working capital requirements of such businesses using existing financing facilities, additional financing facilities for which the Corporation has received commitments or an offering of senior unsecured notes, together with cash on hand and cash from other operations. The terms of such additional borrowings have not yet been finalized.

  The Corporation may, from time to time, pursue opportunities to complement existing operations through business combinations and participation in ventures, which may require additional financing and utilization of the Corporation's capital resources.

THE YEAR 2000 ISSUE

  The Year 2000 issue is the result of computer programs written and electronic circuitry that use two digits rather than four to define calendar years. These programs may fail to properly differentiate between calendar years in the twenty-first century and calendar years in the twentieth century (e.g., they may recognize a date using "00" as the year 1900 rather than the year 2000). If not corrected, the Year 2000 issue could result in complete system failures or miscalculations causing significant disruption of normal business activities. The Year 2000 issue affects virtually all companies and organizations, including the Corporation.

  The Corporation employs a number of information technology ("IT") systems in its operations including, without limitation, computer networking systems, financial systems and other similar systems. Throughout its operations, the Corporation also employs numerous non-IT devices such as building security and safety devices and other devices containing embedded electronic circuits. Both IT systems and non-IT devices are subject to potential failure or error due to the Year 2000 issue.

  The Corporation has developed and implemented a strategic plan (the "Year 2000 Project") to achieve Year 2000 readiness. The Year 2000 Project's activities are intended to remediate the Year 2000 issue in all major categories of systems and electronic devices in use by the Corporation, including IT systems, non-IT devices and supply chain relationships so that the Corporation may continue its operations without interruption or with minimal disruption. It also includes communication with critical third parties such as clients, vendors, subcontractors and other business partners to determine the expected degree of Year 2000 compliance of those parties, and to monitor their progress towards Year 2000 readiness. The Year 2000 Project includes the following phases: (1) awareness, (2) inventory, (3) assessment, (4) remediation, (5) testing/validation and (6) return to production. Progress reports on the Year 2000 Project are presented regularly to the Corporation's senior management and periodically to the Audit Committee of the Board of Directors.

  Because of the scope of its operations, the Corporation believes it is impractical to seek to eliminate all potential Year 2000 problems before they arise. As a result, the Corporation expects that its Year 2000 assessments and corrections will include ongoing remedial efforts into the year 2000. The Corporation is using a risk-based analysis of its operations to identify those items that are critical to the Corporation and at risk. Critical items are being identified through the "inventory" phase of the Year 2000 Project.

  The Corporation is in various "inventory," "assessment" and "remediation" phases with regard to its state of readiness related to non-IT devices containing embedded circuitry and issues related to third parties with whom the Corporation has material relationships. The Corporation is in various states of the "inventory," "assessment," "remediation" and "testing/validation" phases with regard to its IT systems. As part of the Year 2000 Project regarding IT systems, the Corporation continues implementing new or upgraded Year 2000 compliant systems for financial information, human resources and payroll. These systems are expected to be completed in July, 1999.

  The Corporation is corresponding with its major clients and joint-venture and other business partners, and with all vendors and subcontractors that have been determined, through practical risk assessment techniques, to be critical to the Corporation, in order to determine the Year 2000 readiness or progress of those entities and to assess any related risks.

  As part of the Year 2000 Project, the Corporation is exploring alternative solutions and developing contingency plans to address the possibility that the Corporation and third parties with whom it has material relationships will not be fully Year 2000 ready on a timely basis. Such plans have not yet been fully developed, and the Corporation will continue to develop them as necessary to address each area of Year 2000 risk. Completion of the Year 2000 Project, including the development of contingency plans, is expected by September 30, 1999.

  The Corporation's Year 2000 Project utilizes both internal and external resources. The total cost of the Corporation's activities to achieve Year 2000 readiness is currently estimated at approximately $21.6 million. As of November 30, 1998, the direct costs incurred by the Corporation to remediate Year 2000 issues were approximately $6.7 million.

   Although the Corporation believes that its Year 2000 readiness efforts are designed to appropriately identify and address those Year 2000 issues that are within the Corporation's control, there can be no assurance that the Corporation's efforts will be fully effective. The newness and complexity of the issues presented and the Corporation's dependence on the technical skills and preparedness of third parties are among the factors that could cause the Corporation's efforts to be less than fully effective. Moreover, Year 2000 issues present many risks that are simply beyond the Corporation's control, such as the potential effects of Year 2000 issues on the economy in general and on the Corporation's business partners, vendors, subcontractors and customers in particular.

  While the Corporation believes that the impact of any individual Year 2000 failure will most likely be localized and limited to specific facilities or operations, the Corporation is not yet able to assess the likelihood of significant business interruptions occurring in one or more of its operations around the world. Such interruptions could prevent the Corporation, at least temporarily, from delivering contractual services. Furthermore, it has been widely reported that significant litigation is expected to occur related to business interruptions caused by Year 2000 failures. It is uncertain whether, or to what extent, the Corporation will be affected by such litigation. The failure of the Corporation, its clients (including U.S. government agencies), vendors, joint-venture partners or others upon whom the Corporation relies to achieve Year 2000 readiness could adversely affect the Corporation's business operations, which could have a material adverse effect on the Corporation's business, financial condition and results of operations.

  The foregoing disclosure is based upon the Corporation's current expectations, estimates and projections, which could ultimately be found to be inaccurate. Because of uncertainties and circumstances beyond the Corporation's control, the actual effects of Year 2000 issues on the Corporation may be different than the foregoing assessment. See "Note Regarding Forward-Looking Information."

ENVIRONMENTAL CONTINGENCY

  From July 1985 to June 1989, a subsidiary of the Corporation performed certain contract mining services at the

Summitville mine near Del Norte, Colorado. The EPA has notified the Corporation and approximately 20 other parties that each is a potentially responsible party ("PRP") with regard to hazardous substances generated or disposed of at the Summitville Mine Superfund Site ("Site"). The EPA has not commenced any litigation or other proceedings against the Corporation. The Corporation has had only preliminary discussions with the EPA but has been informally advised that the EPA does not consider the Corporation eligible for a de minimis settlement (the basis for settlement by several PRPs considered to have contributed less than 3% volume and toxicity of the hazardous substances at the Site).

  According to a report published in August 1996, the EPA estimated that the total remediation costs incurred and to be incurred at the Site will be $120.0 million. The Corporation is not a party to any agreement regarding an allocation of responsibility, and the EPA has not made an allocation of responsibility among the PRPs. The Corporation's share, if any, of the aggregate environmental liability associated with the Site is not presently determinable and depends upon, among other things, the manner in which liability may be allocated to or among the Corporation or other PRPs associated with the Site, the efficacy of any defenses that the Corporation or such other PRPs may have to any assertion of liability, the willingness and ability of such other PRPs to discharge such liability as may be allocated to them and the outcome of any negotiations or settlement discussions between the Corporation and the EPA and/or such other PRPs. Accordingly, no remediation costs have been accrued at November 30, 1998. Management believes that the ultimate resolution of this matter could have a material adverse effect on the Corporation's financial position and could materially and adversely effect its results of operations and cash flows in one or more periods.

RECENTLY ISSUED ACCOUNTING STANDARDS

  The Financial Accounting Standards Board has issued Statements No. 128 Earnings Per Share, No. 130 Reporting Comprehensive Income, No. 131 Disclosures about Segments of an Enterprise and Related Information, No. 132 Employers' Disclosures about Pensions and Other Postretirement Benefits and No. 133 Accounting for Derivative Instruments and Hedging Activities. The American Institute of Certified Public Accountants has issued Statement of Position ("SOP") 98-1 Accounting for Costs of Computer Software Developed or Obtained for Internal Use. Descriptions of Statements No. 128, 130, 131, 132 and 133 and SOP 98-1 are included in the Notes to Consolidated Financial Statements.

  Statement No. 128 was first effective for the Corporation for its fiscal quarter ended February 28, 1998. Basic and diluted earnings per share determined pursuant to the requirements of Statement No. 128 are presented on the face of the income statement and in the Notes to Consolidated Financial Statements. Statement No. 130 will require the Corporation to provide additional disclosures commencing with its fiscal quarter ending February 28, 1999. Statements No. 131 and 132 will require the Corporation to provide additional disclosures commencing with its fiscal year ending November 30, 1999. The Corporation will be required to implement Statement No. 133 commencing with its first fiscal quarter of 2000. The Corporation is in compliance with SOP 98-1.

QUARTERLY FINANCIAL DATA
(In thousands except per share data)
--------------------------------------------------------------------------------
Selected quarterly financial data for the years ended November 30, 1998 and 1997 are presented below. Income (loss) per share is computed separately for each quarterly and annual period presented.

--------------------------------------------------------------------
 1998 QUARTERS ENDED   FEBRUARY 28   MAY 31   AUGUST 31  NOVEMBER 30
--------------------------------------------------------------------
Revenue                   $385,041  $436,069   $497,795     $543,269
Gross profit                18,976    22,121     21,307       24,138
Net income                   8,222     9,084      9,579       10,668
Income per share
 Basic                    $    .15  $    .17   $    .18     $    .20
 Diluted                       .15       .17        .18          .20
--------------------------------------------------------------------
Market price
 High                     $  12.44  $  12.25   $  14.94     $  11.88
 Low                          9.06     10.88      11.06         8.75
--------------------------------------------------------------------

--------------------------------------------------------------------
1997 QUARTERS ENDED    FEBRUARY 28  MAY 31    AUGUST 31  NOVEMBER 30
--------------------------------------------------------------------
Revenue                   $389,530  $414,225   $434,288     $439,258
Gross profit                18,104    19,206     20,742       21,263
Net income                   7,004     7,419      8,235        9,373
Income per share
 Basic                    $    .13  $    .14   $    .15     $    .17
 Diluted                       .13       .14        .15          .17
--------------------------------------------------------------------
Market price
 High                     $  10.50  $  12.75   $  14.63     $  13.88
 Low                          8.63      9.75      11.38         9.75
--------------------------------------------------------------------

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
(IN THOUSANDS)

  The Corporation's exposure to market risk for changes in interest rates relates primarily to the Corporation's short-and long-term investment portfolio and debt obligations. The Corporation's short-term investment portfolio consists primarily of highly liquid instruments with maturities of one month or less. The Corporation's long-term investment portfolio consists primarily of high-quality debt instruments with maturities under 10 years and an average maturity of 3.5 years. These long-term instruments are held to fund potential workers compensation obligations of the Corporation. The Corporation seeks to match the maturities of these instruments as closely as possible with its anticipated workers compensation obligations and to hold these instruments to maturity in order to minimize market risk exposure. As of November 30, 1998, the Corporation had $39,644 of short-term investments classified as cash equivalents and $45,985 in its long-term investment portfolio.

  The Corporation may from time to time effect borrowings under its bank credit facility for general corporate purposes, including working capital requirements, capital expenditures and acquisitions. Borrowings under the bank credit facility bear interest at the applicable LIBOR or base rate and, therefore, the Corporation is subject to fluctuations in interest rates. As of November 30, 1998, the Corporation had no outstanding debt obligations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

MORRISON KNUDSEN CORPORATION AND SUBSIDIARIES
   Consolidated Financial Statements as of November 30, 1998 and 1997, and for each of the three years in the period ended November 30, 1998

                                                            PAGE(S)
       Report of Independent Accountants                     II-13
       Consolidated Statements of Operations                 II-14
       Consolidated Balance Sheets                         II-15, II-16
       Consolidated Statements of Cash Flows                 II-17
       Consolidated Statements of Stockholders' Equity       II-18
       Notes to Consolidated Financial Statements         II-19 to II-39

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Morrison Knudsen Corporation

  In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Morrison Knudsen Corporation and subsidiaries (the "Corporation") at November 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Corporation's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

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



Boise, Idaho
January 25, 1999

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)

-------------------------------------------------------------------------------------------------
                YEAR ENDED NOVEMBER 30,                      1998          1997          1996
-------------------------------------------------------------------------------------------------
Revenue                                                  $ 1,862,174   $ 1,677,301   $   659,100
Cost of revenue                                           (1,775,632)   (1,597,986)     (625,756)
-------------------------------------------------------------------------------------------------
Gross profit                                                  86,542        79,315        33,344
General and administrative expenses                          (24,202)      (22,910)      (22,574)
Impairment loss on long-lived assets                               -             -       (18,200)
Goodwill amortization                                         (3,597)       (3,578)       (1,164)
-------------------------------------------------------------------------------------------------
Operating income (loss)                                       58,743        52,827        (8,594)
Investment income                                              5,774         9,075         3,679
Interest expense                                                (869)         (890)         (993)
Other income (expense), net                                    3,757        (1,116)          634
-------------------------------------------------------------------------------------------------
Income (loss) before income taxes                             67,405        59,896        (5,274)
Income tax (expense) benefit                                 (29,852)      (27,865)          494
-------------------------------------------------------------------------------------------------
Net income (loss)                                        $    37,553   $    32,031   $    (4,780)
-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------
Income (loss) per share
 Basic                                                          $.70          $.59         $(.14)
 Diluted                                                         .69           .59          (.14)
-------------------------------------------------------------------------------------------------
Common shares used to compute income (loss) per share
 Basic                                                    53,891,191    54,044,004    34,790,085
 Diluted                                                  54,136,295    54,181,062    34,977,464
-------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS
(In thousands except share data)
--------------------------------------------------------------------------------------------
NOVEMBER 30,                                                                1998      1997
--------------------------------------------------------------------------------------------
ASSETS
--------------------------------------------------------------------------------------------

CURRENT ASSETS
Cash and cash equivalents                                                 $ 67,054  $ 53,215
Accounts receivable, including retentions of $18,627 and $26,970           175,513   187,311
Unbilled receivables                                                        74,552    74,514
Refundable income taxes                                                        780    14,331
Investments in and advances to construction joint ventures                  70,855    29,270
Deferred income taxes                                                       26,489    30,173
Other                                                                       12,479    16,200
--------------------------------------------------------------------------------------------
Total current assets                                                       427,722   405,014
--------------------------------------------------------------------------------------------

INVESTMENTS AND OTHER ASSETS
Securities available for sale, at fair value                                45,985    39,314
Investments in mining ventures                                              67,967    57,439
Assets held for sale                                                        14,169    13,301
Cost in excess of net assets acquired, net of accumulated amortization
 of $9,330 and $5,755                                                      112,994   136,150
Deferred income taxes                                                       30,965    31,183
Other                                                                        8,077     7,594
--------------------------------------------------------------------------------------------
Total investments and other assets                                         280,157   284,981
--------------------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT, AT COST
Construction equipment                                                     179,337   172,154
Land and improvements                                                        6,993     6,993
Buildings and improvements                                                   6,341     6,276
Equipment and fixtures                                                      63,534    53,483
--------------------------------------------------------------------------------------------
Total property and equipment                                               256,205   238,906
LESS ACCUMULATED DEPRECIATION                                             (175,933) (158,657)
--------------------------------------------------------------------------------------------
Property and equipment, net                                                 80,272    80,249
--------------------------------------------------------------------------------------------
Total assets                                                             $ 788,151 $ 770,244
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.


---------------------------------------------------------------------------------------------------------
NOVEMBER 30,                                                                           1998       1997
---------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
Accounts payable                                                                     $ 56,388   $ 53,448
Subcontracts payable, including retentions of $22,843 and $20,266                      59,857     42,513
Billings in excess of cost and estimated earnings on uncompleted contracts             40,959     34,163
Estimated costs to complete long-term contracts                                        49,228     73,103
Accrued salaries, wages and benefits                                                   58,939     52,618
Income taxes payable                                                                    1,535      1,371
Other accrued liabilities                                                              36,118     42,679
---------------------------------------------------------------------------------------------------------
Total current liabilities                                                             303,024    299,895
---------------------------------------------------------------------------------------------------------
NON-CURRENT LIABILITIES
Postretirement benefit obligation                                                      53,456     53,689
Accrued workers' compensation                                                          39,625     34,088
Pension and deferred compensation liabilities                                          16,390     15,334
Environmental remediation obligations                                                   4,753      6,107
---------------------------------------------------------------------------------------------------------
Total non-current liabilities                                                         114,224    109,218
---------------------------------------------------------------------------------------------------------
CONTINGENCIES AND COMMITMENTS  (Note 13)
---------------------------------------------------------------------------------------------------------
REDEEMABLE PREFERRED STOCK, issued 1,800,000 shares of Series A                             -     18,000
---------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred stock, par value $.01, 10,000,000 shares authorized; zero and 1,800,000 redeemable shares of Series A issued and outstanding
Common stock, par value $.01, authorized 100,000,000 shares;
 issued 54,334,898 and 54,299,160                                                         544        543
Capital in excess of par value                                                        248,277    247,820
Stock purchase warrants                                                                 6,555      6,557
Retained earnings                                                                     131,411     93,858
Treasury stock, 982,488 and 57,806 shares, at cost                                    (12,960)      (685)
Cumulative translation adjustments, net of income tax benefit                          (3,050)    (5,512)
Unrealized net gain on securities available for sale, net of income tax liability         796        550
Minimum pension liability adjustment, net of income tax benefit                          (670)         -
---------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                            370,903    343,131
---------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                           $788,151   $770,244
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
---------------------------------------------------------------------------------------------------
YEAR ENDED NOVEMBER 30,                                                 1998       1997       1996
---------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                                   $ 37,553   $ 32,031   $ (4,780)
Adjustments to reconcile net income (loss) to cash provided
 by operating activities:
 Depreciation of property and equipment                               20,522     22,808     11,773
 Amortization of goodwill                                              3,575      3,577      1,164
 Provision for losses on uncompleted contracts, net change            (9,580)   (11,516)     5,724
 Deferred income taxes                                                23,902     20,974        703
 Equity in net income of mining ventures less dividends received      (7,157)    (9,502)    (2,636)
 Accrued workers' compensation                                         5,537      6,799      1,966
 Gain on sale of assets, net                                            (716)    (1,602)      (694)
 Other                                                                (2,685)    (4,849)    (2,860)
 Provision for impairment of long-lived assets                             -          -     18,200
 Changes in other assets and liabilities, net of effects of
  business combination:
  Receivables and unbilled receivables                                11,762     63,580     (3,541)
  Investment in and advances to construction joint ventures          (41,297)    (9,388)    (9,522)
  Other assets                                                           751      1,199        (43)
  Accounts payable, accrued salaries, other accrued liabilities,
   and subcontracts payable                                           18,816    (62,908)    (6,925)
  Billings in excess of costs and estimated earnings                  11,393    (26,743)     4,599
  Estimated cost to complete long-term contracts                     (14,428)    (8,054)     3,136
  Income taxes                                                        13,780     (7,116)    (3,052)
---------------------------------------------------------------------------------------------------
Net cash provided by operating activities                             71,728      9,290     13,212
---------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Property and equipment acquisitions                                  (25,493)   (19,700)   (26,172)
Property and equipment disposals                                       5,017      6,675     11,013
Purchase of securities available for sale                            (19,293)   (22,191)    (1,096)
Sale and maturities of securities available for sale                  13,377     13,387          -
Purchase of business                                                  (4,037)         -          -
Sale of business                                                       2,758          -          -
Collection of notes receivable                                             -      8,087      7,595
Other investing activities                                              (484)     6,255      1,257
Cash acquired in business combination                                      -          -     52,640
---------------------------------------------------------------------------------------------------
Net cash provided (used) by investing activities                     (28,155)    (7,487)    45,237
---------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Redemption of redeemable preferred stock, Series A                   (18,000)         -          -
Purchase of treasury stock                                           (12,848)         -          -
Other financing activities                                             1,114      3,102     (1,293)
Borrowing under credit agreement                                           -          -     30,000
Repayments under credit agreement                                          -          -    (63,839)
Payments of long-term borrowings                                           -          -     (5,042)
---------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities                     (29,734)     3,102    (40,174)
---------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                                 13,839      4,905     18,275
Cash and cash equivalents at beginning of period                      53,215     48,310     30,035
---------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                          $ 67,054   $ 53,215   $ 48,310
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (Note 15)
The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands except per share data)

-----------------------------------------------------------------------------------------------------------------------------------
                                       CAPITAL IN   STOCK                                  UNEARNED         CUMULATIVE
                                COMMON EXCESS OF   PURCHASE    RETAINED  TREASURY        COMPENSATION -     TRANSLATION
                                STOCK  PAR VALUE   WARRANTS    EARNINGS   STOCK         RESTRICTED STOCK    ADJUSTMENTS       OTHER
-----------------------------------------------------------------------------------------------------------------------------------
NOVEMBER 30, 1995                $295   $ 62,134              $ 66,607                     $    (85)
Net loss                                                        (4,780)
Shares issued under stock
 award plan                         1        413                                                 66
Shares and warrants
 issued for business
 combination                      242    180,122     $6,564
Foreign currency
  translation adjustments                                                                                   $ (154)
Change in unrealized gain
 on securities available for
 sale, net                                                                                                                  $579
-----------------------------------------------------------------------------------------------------------------------------------
NOVEMBER 30, 1996                 538    242,669      6,564     61,827                          (19)          (154)          579
Net income                                                      32,031
Shares issued under
 (acquired for) stock
 award plan                         5      4,725                           $(685)                19
Stock purchase warrants
 converted to shares of
 common stock                                 32         (7)
Compensation related to
 stock option plans                          394
Foreign currency
 translation adjustments,
 net                                                                                                        (5,358)
Change in unrealized gain on
 securities available for
 sale, net                                                                                                                   (29)
-----------------------------------------------------------------------------------------------------------------------------------
NOVEMBER 30, 1997                 543    247,820      6,557     93,858      (685)                 -         (5,512)          550
Net income                                                      37,553
Shares issued under
 stock award plan                   1        221                             573
Stock purchase warrants
 converted to shares of
 common stock                                 17         (2)
Compensation related to
 stock option plans                          219
Treasury stock acquisitions                                              (12,848)
Foreign currency transla-
 tion adjustments, net                                                                                       2,462
Change in unrealized gain
 on securities available for
 sale, net                                                                                                                   246
Minimum pension liability
 adjustment                                                                                                                 (670)
-----------------------------------------------------------------------------------------------------------------------------------
NOVEMBER 30, 1998                $544   $248,277     $6,555   $131,411  $(12,960)          $      -        $(3,050)       $  126
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

MORRISON KNUDSEN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS OF DOLLARS EXCEPT SHARE DATA)

  The term "Corporation" as used in this Annual Report includes Morrison Knudsen Corporation and its consolidated subsidiaries unless otherwise indicated.

1.  SIGNIFICANT ACCOUNTING POLICIES

BUSINESS:

  The Corporation is a provider of (i) engineering and construction management services to industrial companies, electric utilities and public agencies, (ii) comprehensive environmental and hazardous substance remediation services to governmental and private-sector clients, (iii) diverse heavy construction services for the highway, airport, water resource, railway and commercial building industries, and (iv) mine planning, engineering and contract mining services for diverse customers. In providing such services, the Corporation enters into three basic types of contracts: fixed-price or lump-sum contracts providing for a fixed price for the total amount of work to be performed, unit-price contracts providing for a fixed price for each unit of work performed, and cost-type contracts providing for reimbursement of costs plus a fee. Both anticipated income and economic risk are greater under fixed-price and unit-price contracts than under cost-type contracts. Engineering, construction management and environmental and hazardous substance remediation contracts are typically awarded on a cost-plus-fee basis.

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

PRINCIPLES OF CONSOLIDATION:

  The consolidated financial statements include the accounts of the Corporation and all of its majority-owned subsidiaries. Investments in mining ventures and all joint ventures are accounted for by the equity method. The Corporation's proportionate share of construction joint-venture and mining venture revenue, cost of revenue and gross profit (loss) is included in the consolidated statements of operations. Intercompany accounts and transactions have been eliminated.

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

  Revenue recognition on certain fixed-price construction contracts begins when progress is sufficient to estimate the probable outcome or on the completed contract method if the probable outcome cannot be reasonably estimated. The cumulative effect of revisions to contract revenue and completion costs, including incentive awards, penalties, change orders and anticipated losses, is recorded in the accounting period in which the amounts are known and can be reasonably estimated. Such revisions could occur at any time, and the effects could be material. Revenue from claims are recorded, to the extent that contract costs have been incurred, when it is probable that the claim will result in additional contract revenue and it can be reliably estimated.

  The Corporation has a history of making reasonably dependable estimates of the extent of progress towards completion, contract revenue and contract completion costs on its long-term engineering and construction contracts.

However, due to uncertainties inherent in the estimation process, it is possible that actual completion costs may vary from estimates in the near term.

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

UNBILLED RECEIVABLES:

  Unbilled receivables at November 30, 1998 arise from the use of the percentage-of-completion method of accounting, cost reimbursement-type contracts and the timing of billings. Substantially all of the unbilled receivables at November 30, 1998 are expected to be billed and collected within one year.

CLASSIFICATION OF CURRENT ASSETS AND LIABILITIES:

  The Corporation includes in current assets and liabilities amounts realizable and payable under engineering and construction contracts that extend beyond one year. Accounts receivable at November 30, 1998 include approximately $2,180 of contract retentions which are not expected to be collected within one year. At November 30, 1998 accounts receivable include $1,931 of short-term marketable securities jointly held with customers as contract retentions, the market value of which approximated the carrying amounts. The Corporation recognizes interest income from marketable securities as earned. Advances from customers are non-interest bearing.

CASH EQUIVALENTS:

  Cash equivalents consist of liquid securities with original maturities of three months or less readily convertible to known amounts of cash.

CREDIT RISK CONCENTRATION:

  The Corporation, by policy, limits the amount of credit exposure to any one financial institution and places investments with financial institutions evaluated as highly creditworthy. Concentrations of credit risk with respect to accounts receivable and unbilled receivables are believed to be limited due to the number, diversification and character of the obligors and the Corporation's credit evaluation process. Typically, the Corporation has not required collateral for such obligations, but can place liens against property, plant or equipment constructed if a default occurs. Historically, the Corporation has not incurred any material credit-related losses.

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

PROPERTY AND EQUIPMENT:

  Property and equipment is stated at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. Depreciation of construction equipment is provided on straight-line and accelerated methods, after an allowance for estimated salvage value, over estimated lives of two to 10 years. Depreciation of buildings is provided on the straight-line method over estimated lives of 10 to 20 years, and improvements are amortized over the shorter of the asset life or lease term. Depreciation of equipment, principally computer systems, is provided under the straight-line method generally over three to five years. Upon disposition, cost and related accumulated depreciation of property and equipment are removed from the accounts and the gain or loss is reflected in results of operations.

FOREIGN CURRENCY TRANSLATION:

  The functional currency for foreign operations is generally the local currency. Translation of assets and liabilities to U.S. dollars is based on exchange rates at the balance sheet date. Translation of revenue and expenses to U.S. dollars is based on a weighted-average exchange rate during the period. Translation gains or losses, net of income tax effects, are reported as a component of stockholders' equity for foreign subsidiaries. Because of the short-term duration of construction and engineering projects, related translation gains or losses are recognized currently. Gains or losses from foreign currency transactions are included in the results of operations of the period in which the transaction is completed.

ENVIRONMENTAL LIABILITIES:

  Accruals for estimated costs of response actions for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. On a quarterly basis, the Corporation reviews estimates of costs of response actions at various sites, including sites in respect of which government agencies have designated the Corporation as a potentially responsible party. Accrued liabilities may be discounted and are exclusive of claims for recovery, if any. However, due to uncertainties inherent in the estimation process, it is possible that actual results may vary from estimates in the near term.

INCOME TAXES:

  Deferred income tax assets and liabilities are recognized for the effects of temporary differences between the carrying amounts and the income tax basis of assets and liabilities using enacted tax rates. A valuation allowance is established when it is more likely than not that net deferred tax assets will not be realized. Tax credits are recognized in the year they arise.

INCOME (LOSS) PER SHARE:

  Basic income (loss) per share is based on the weighted-average number of outstanding common shares during the applicable period. Diluted income (loss) per share is based on the weighted-average number of outstanding common shares plus the weighted-average number of potential outstanding common shares. The additional weighted-average number of potential outstanding common shares for purposes of computed diluted earnings per share consisted solely of stock options for all periods presented. Income (loss) per share is computed separately for each quarterly and annual period presented.

RECLASSIFICATIONS:

  Certain reclassifications have been made in prior period financial statements to conform to the 1998 presentation.

2.  BUSINESS COMBINATION

  On September 11, 1996, the Corporation (which was then known as Washington Construction Group, Inc.) acquired the net assets and the engineering and construction operations of Morrison Knudsen Corporation ("Old MK") for $221,736, and changed its name to Morrison Knudsen Corporation.

  The purchase price consisted of (i) $13,300 of cash, (ii) 24,161,421 newly issued shares of common stock of the Corporation valued at $180,364 in the aggregate, or $7.465 per share, (iii) 1,800,000 newly issued shares of preferred stock valued at $18,000, (iv) warrants to purchase 2,952,848 shares of the Corporation's common stock at $12.00 per share valued at $6,564, and (v) $3,508 of acquisition costs. The acquisition of Old MK was structured as a merger of Old MK with and into the Corporation and was accounted for using the purchase method of accounting. The purchase price was allocated to the assets acquired and liabilities assumed based on estimated fair values at September 11, 1996. The consolidated results of operations for periods subsequent to September 11, 1996 reflect the merged operations. The cost in excess of the net assets acquired is being amortized under the straight-line method over 40 years.

--------------------------------------------------
PURCHASE PRICE ALLOCATION AS OF SEPTEMBER 11, 1996

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
---------------------------------------------------
---------------------------------------------------

  The following unaudited pro forma information presents the Corporation's consolidated results of operations as if the acquisition of Old MK had occurred on December 1, 1995 and after giving effect to certain adjustments, including amortization of goodwill, depreciation expense, reduction in investment income and related tax effects. The unaudited pro forma results of operations for 1996 include Old MK's results of operations for the eleven months ended November 30, 1996. The pro forma results of operations for 1996 reflect certain adjustments made in 1997 to reflect revenue on mining ventures consistent with the 1997 presentation and to eliminate certain after tax losses on disposal of assets and professional fees. Such pro forma information does not purport to be indicative of operating results that would have been reported had the acquisition of Old MK occurred on December 1, 1995 or of future operating results.

-----------------------------------------------------------
       PRO FORMA RESULTS OF OPERATIONS          (UNAUDITED)
          PERIOD ENDED NOVEMBER 30,                1996
-----------------------------------------------------------
Revenue                                         $1,751,389
Income from continuing operations                   22,597
Income per common share -- basic and diluted           .43
-----------------------------------------------------------

3.  ADOPTION OF ACCOUNTING PRINCIPLE

  During 1998, the Corporation adopted Statement of Financial Accounting Standards No. 128 Earnings Per Share ("SFAS No. 128") which changed the standard for computing and presenting earnings per share ("EPS"). Basic EPS excludes dilution and is computed by dividing net income by the weighted-average number of shares outstanding for the period. Diluted EPS is computed by dividing net income by the sum of the weighted-average number of shares outstanding plus the weighted-average number of potential common shares outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants. Earnings per share computations exclude stock options and potential shares for stock purchase warrants to the extent that their effect would be antidilutive.

  During 1998, the Corporation also adopted the provisions of Statement of Position ("SOP") 98-1 Accounting for Costs of Computer Software Developed or Obtained for Internal Use issued by the American Institute of Certified Public Accountants. The SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use. In general, the SOP calls for expensing software costs incurred in the preliminary project stage and post-implementation/operation stage and the capitalization of software costs incurred during the application development stage, including payroll and payroll-related costs for employees who are directly associated with the project.

  In the third quarter of 1996, the Corporation adopted Statement of Financial Accounting Standards No. 121 Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of , which requires that long-lived assets and certain identifiable intangible assets be periodically reviewed for impairment. The impairment loss on long-lived assets aggregating $18,200 in 1996 was comprised of the following:

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

  (iii) As of August 31, 1996, the Corporation recognized an estimated impairment loss of $6,100 on the land and buildings in Highland, California, which comprised the Corporation's headquarters prior to relocation of the headquarters to Boise, Idaho. The loss reflects the change in use and the impairment of the $7,016 carrying amount of the Highland property. The impairment loss was estimated based on an appraisal of the current fair value.

4. RECENTLY ISSUED ACCOUNTING STANDARDS

  In June 1997, the Financial Accounting Standards Board issued Statement No. 130 Reporting Comprehensive Income ("SFAS No. 130"). SFAS No. 130 establishes standards for the reporting and display of comprehensive income but does not effect the current principles of measurement of revenue. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The adoption of SFAS No. 130 is effective for the Corporation commencing with the quarter ending February 28, 1999.

  In June 1997, the Financial Accounting Standards Board issued Statement No. 131 Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"). SFAS No. 131 requires publicly-held companies to report segment and other financial information which is utilized by the chief operating decision maker and to reconcile the segment information to financial statement amounts. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. SFAS No. 131 is effective for the Corporation commencing with the year ending November 30, 1999.

  In February 1998, the Financial Accounting Standards Board issued Statement No. 132 Employers' Disclosures about Pensions and Other Postretirement Benefits
- an amendment of FASB Statements No. 87, 88 and 106 ("SFAS No. 132"). SFAS No. 132 revises and standardizes the disclosure requirements for pensions and other postretirement benefits, requires additional information on changes in the benefit obligations and fair values of plan assets and eliminates certain disclosures previously required. SFAS No. 132 does not change the measurement or recognition of those plans. SFAS No. 132 is effective for the Corporation commencing with the year ending November 30, 1999.

  In June 1998, the Financial Accounting Standards Board issued Statement No. 133 Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Corporation is currently evaluating the effect of SFAS No. 133 will have on future results of operations and financial position. Implementation of SFAS No. 133 is required commencing with the first quarter of 2000.

5.  SECURITIES AVAILABLE FOR SALE

  Securities available for sale are reported at fair value and consisted primarily of debt securities at November 30, 1998. Gross unrealized gains were $1,459 and losses were $157 at November 30, 1998. Gross unrealized gains were $732 and losses were $182 at November 30, 1997. Unrealized gains and losses, net of income tax effects, are reported as a component of stockholders' equity. Cost is determined using the specific identification method for purposes of calculating realized gains and losses. Securities available for sale are held in a captive insurance subsidiary which insures workers' compensation risks of the Corporation. Securities available for sale having a fair value of $3,443 at November 30, 1998 are pledged as collateral for the Corporation's reimbursement obligations in respect of letters of credit issued at the Corporation's request by third parties. Maturity, fair value and cost of securities held for sale were as follows:

-------------------------------------------------
  MATURITIES OF SECURITIES    FAIR VALUE   COST
-------------------------------------------------
1999                             $15,444  $15,426
2000 - 2001                       22,025   21,226
2002 - 2005                        8,516    8,031
-------------------------------------------------
Total at November 30, 1998       $45,985  $44,683
-------------------------------------------------
-------------------------------------------------
Total at November 30, 1997       $39,314  $38,764
-------------------------------------------------
-------------------------------------------------

6.  VENTURES

CONSTRUCTION JOINT VENTURES:

  The Corporation participates in joint ventures, generally as sponsor and manager of the projects, which are formed to bid, negotiate and complete specific projects. The size, scope and duration of joint-venture projects vary among periods.

-----------------------------------------------------------------------------------------------------
COMBINED FINANCIAL POSITION OF CONSTRUCTION JOINT VENTURES
NOVEMBER 30,                                                                      1998         1997
-----------------------------------------------------------------------------------------------------
Current assets                                                                 $ 407,790   $ 364,752
Property and equipment, net                                                       52,698      33,223
Current liabilities                                                             (269,813)   (324,092)
-----------------------------------------------------------------------------------------------------
Net assets                                                                     $ 190,675   $  73,883
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------
COMBINED RESULTS OF OPERATIONS OF CONSTRUCTION JOINT VENTURES
YEAR ENDED NOVEMBER 30,                                                 1998       1997        1996
-----------------------------------------------------------------------------------------------------
Revenue                                                          $ 1,219,951   $ 793,555   $ 246,636
Cost of revenue                                                   (1,058,715)   (715,492)   (229,836)
-----------------------------------------------------------------------------------------------------
Gross profit (excludes indirect overhead cost)                   $   161,236   $  78,063   $  16,800
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------
CORPORATION'S SHARE OF RESULTS OF OPERATIONS OF CONSTRUCTION JOINT VENTURES
YEAR ENDED NOVEMBER 30,                                                           1998        1997       1996
----------------------------------------------------------------------------------------------------------------
Revenue                                                                        $ 436,407   $ 331,940   $103,709
Cost of revenue                                                                 (384,549)   (299,701)   (95,953)
----------------------------------------------------------------------------------------------------------------
Gross profit (excludes indirect overhead cost)                                 $  51,858   $  32,239   $  7,756
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------

  Combined financial position and results of operations of joint ventures subsequent to September 11, 1996 include the financial position and operating results of joint ventures acquired as a result of the acquisition of Old MK.

MINING VENTURES:

  At November 30, 1998, the Corporation had ownership interests in two mining ventures, MIBRAG mbH (33%) and Westmoreland Resources, Inc. ("Westmoreland Resources") (20%). On September 30, 1996, the Corporation sold a 4% ownership interest in Westmoreland Resources to Westmoreland Coal Company ("Westmoreland Coal") thereby reducing its ownership interest to 20%. The Corporation provides contract mining services to these ventures.

-----------------------------------------------------------------------------------------------------
COMBINED FINANCIAL POSITION OF MINING VENTURES
NOVEMBER 30,                                                                      1998        1997
-----------------------------------------------------------------------------------------------------
Current assets                                                                 $ 313,607   $ 302,237
Non-current assets                                                               123,286     117,447
Property and equipment, net                                                      594,916     498,310
Current liabilities                                                              (87,824)   (101,241)
Long-term debt                                                                  (356,767)   (267,026)
Other non-current liabilities                                                   (369,823)   (365,058)
-----------------------------------------------------------------------------------------------------
Net assets                                                                     $ 217,395   $ 184,669
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------
COMBINED RESULTS OF OPERATIONS OF MINING VENTURES
YEAR ENDED NOVEMBER 30,                                               1998        1997        1996
-----------------------------------------------------------------------------------------------------
Revenue                                                            $ 291,918   $ 364,425   $ 102,701
Cost of revenue                                                     (267,397)   (331,502)    (92,071)
-----------------------------------------------------------------------------------------------------
Gross profit (excludes indirect overhead cost)                     $  24,521   $  32,923   $  10,630
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------
CORPORATION'S SHARE OF RESULTS OF OPERATIONS OF MINING VENTURES
YEAR ENDED NOVEMBER 30,                                               1998        1997        1996
-----------------------------------------------------------------------------------------------------
Revenue                                                            $  93,568   $ 115,412   $  32,786
Cost of revenue                                                      (85,775)   (105,108)    (29,385)
-----------------------------------------------------------------------------------------------------
Gross profit (excludes indirect overhead cost)                     $   7,793   $  10,304   $   3,401
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------

  Combined financial position and results of operations of mining ventures subsequent to September 11, 1996 include the financial position and operating results of mining ventures acquired as a result of the acquisition of Old MK.

  Undistributed earnings from mining ventures totaled $19,295 at November 30, 1998.

  On December 23, 1996, Westmoreland Coal and four subsidiaries, including Westmoreland Resources, filed for protection under Chapter 11 of the United States Bankruptcy Code. Effective at the beginning of July 1998, the Corporation temporarily suspended recording its equity in the income of Westmoreland Resources pending the outcome of the proceedings. Subsequently, Westmoreland and its creditors compromised and resolved their differences and, on December 23, 1998, the Chapter 11 bankruptcy case was dismissed. As a result, the Westmoreland mining contracts with the Corporation remain in full force and effect and the Corporation's equity interest in Westmoreland Resources is unaffected.

7.  ASSETS HELD FOR SALE

  At November 30, 1998, assets held for sale are stated at the lower of cost or fair value less cost of disposal and are comprised of the net assets of a subsidiary. The Corporation is unable to predict disposal dates. Operations of the subsidiary resulted in revenue of $20,200 and $5,300, and net losses of $12 and $937 for 1998 and 1997, respectively. During 1998, land held for sale was sold at approximate book value of $2,758. During 1997, a 29.5% stock ownership interest in a foreign bank which had a carrying amount of $5,244 at November 30, 1996 was sold at a loss of $833. In 1996, the Corporation recognized aggregate impairment losses of $12,100 on assets held for sale and $6,100 on assets held for use.

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

  Substantially all of the assets of the Corporation and certain of its material domestic subsidiaries are pledged to collateralize the Corporation's obligations under the Facility. The Facility covenants require the maintenance of financial ratios, the most restrictive of which is fixed charge coverage and minimum levels of net worth, and place limitations on additional indebtedness, guarantees, liens, investments and other matters. At November 30, 1998, the Corporation had no outstanding borrowings under the Facility and was in compliance with the covenants. The Corporation is not restricted from paying dividends unless an event of default exists.

  The Facility provides for loans bearing interest, payable quarterly, at the applicable LIBOR rate or the base rate, as defined, plus an additional margin. The additional margin ranges from 3/4% to 1 1/8% for the LIBOR rate and zero to 1/4% for the base rate, based on the ratio of earnings before interest, taxes, depreciation and amortization to the Corporation's funded debt. In 1996, the Corporation paid a $1,100 underwriting fee to the bank and is required to pay annual/quarterly commitment and letter of credit fees.

9.  TAXES ON INCOME

  The components of the U.S. federal, state and foreign income tax expense (benefit) were as follows:

----------------------------------------------------------------------
       YEAR ENDED NOVEMBER 30,           1998      1997        1996
----------------------------------------------------------------------
Currently payable (refundable)
 U.S. federal                          $ 1,601   $ (2,699)  $     (10)
 State                                     761        871         108
 Foreign                                 4,437      3,535       1,019
----------------------------------------------------------------------
Current                                  6,799      1,707       1,117
----------------------------------------------------------------------
Deferred
 U.S. federal                           21,128     22,585      (1,459)
 State                                   3,604      3,043        (361)
 Foreign                                (1,679)       530         209
----------------------------------------------------------------------
Deferred                                23,053     26,158      (1,611)
----------------------------------------------------------------------
Income tax expense (benefit)           $29,852   $ 27,865   $    (494)
----------------------------------------------------------------------
----------------------------------------------------------------------

----------------------------------------------------------------------
DEFERRED TAX ASSETS AND LIABILITIES
NOVEMBER 30,                                        1998       1997
----------------------------------------------------------------------
Deferred tax assets
 Employee benefit plans                          $ 34,177   $  31,926
 Estimated loss accruals                           38,643      54,429
 Revenue recognition                                1,413       2,585
 Alternative minimum tax                           13,731      14,507
 Joint ventures                                         -       3,633
 Self-insurance accruals                           34,612      31,643
 Loss carryforwards                                85,911      88,326
 Valuation allowance                              (91,987)   (111,987)
----------------------------------------------------------------------
Total deferred tax assets                         116,500     115,062
----------------------------------------------------------------------
Deferred tax liabilities
 Depreciation                                     (11,483)    (10,217)
 Basis difference in affiliates                   (20,314)    (16,686)
 Joint ventures                                    (5,581)          -
 Other, net                                       (21,668)    (26,803)
----------------------------------------------------------------------
Total deferred tax liabilities                    (59,046)    (53,706)
----------------------------------------------------------------------
Total deferred tax assets, net                   $ 57,454   $  61,356
----------------------------------------------------------------------
----------------------------------------------------------------------

  At November 30, 1998, the Corporation had consolidated regular tax net operating loss carryforwards for federal, state and foreign tax purposes of approximately $211,137, $194,654 and $3,775, respectively, which expire in the years 2000 through 2012. In addition, the Corporation had federal alternative minimum tax credits of $13,731 at November 30, 1998 which carry forward indefinitely. The $91,987 valuation allowance reduces these net operating loss carryforwards and other deferred tax assets to a level which management believes will, more likely than not, be realized based on estimated future taxable income. The net decrease of $20,000 in the valuation allowance at November 30, 1998 resulted from an evaluation of the likelihood of the future realization of deductible temporary differences and net operating loss carryforwards of Old MK. The reduction in the valuation allowance was recorded as a reduction of goodwill related to the acquisition of Old MK. Any future reduction in the valuation allowance related to tax assets acquired at September 11, 1996 will result in a reduction of goodwill. The valuation allowance may be increased based on the occurrence of future events, and any such increase could be material. Years prior to 1994 are closed to examination for federal tax purposes. Management believes that adequate provision has been made for probable tax assessments.

  Income tax expense (benefit) differed from income taxes at the U.S. federal statutory tax rate of 35% as follows:

---------------------------------------------------------------------------------------
YEAR ENDED NOVEMBER 30,                                      1998       1997     1996
---------------------------------------------------------------------------------------
Tax expense (benefit) at 35% U.S. federal statutory rate    $23,592   $20,964  $(1,846)
State income tax, net of federal benefit                      2,837     2,544     (165)
Foreign income tax, net of federal benefit                    1,793     2,642      799
Nondeductible expenses (nontaxable income), net               1,867     1,643      447
Other                                                          (237)       72      271
---------------------------------------------------------------------------------------
Income tax expense (benefit)                                $29,852   $27,865  $  (494)
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------

  Nondeductible expenses (nontaxable income), net was comprised principally of goodwill amortization and the nondeductible portion of meals and entertainment expenses.

  Income (loss) before income taxes was comprised of a domestic source income of $40,366 and foreign source income of $27,039 in 1998, domestic source income of $28,725 and foreign source income of $31,171 in 1997 and a domestic source loss of $(6,406) and foreign source income of $1,132 in 1996.

10.  BENEFIT PLANS

PENSION PLAN:

  The Corporation terminated its defined benefit pension plan in 1997. During 1998, a settlement of the plan's accumulated vested termination benefit obligation was effected through a combination of lump-sum cash payments and the purchase of a nonparticipating group annuity contract. As a result of this termination, other income of $3,161 was recognized during 1998. At November 30, 1998, approximately $4,348 in excess plan assets remain in trust and are expected to be distributed equally after payment of final plan expenses to eligible plan participants early in 1999. All of these remaining excess assets are invested in cash equivalents pending this final distribution.

MULTIEMPLOYER PENSION PLANS:

  The Corporation participates in and makes contributions to numerous construction-industry multiemployer pension plans. Generally, the plans provide defined benefits to substantially all employees covered by collective bargaining agreements. Cost of the plans was $18,871 in 1998, $16,098 in 1997 and $4,972 in 1996. Under the Employee Retirement Income Security Act, a contributor to a multiemployer plan is liable, upon termination or withdrawal from a plan, for its proportionate share of a plan's unfunded vested liability. The Corporation currently has no intention of withdrawing from any of the multiemployer pension plans in which it participates.

ACCRUED PENSION LIABILITIES:

  The Corporation has assumed the pension liabilities to current employees, former employees and former non-employee directors of Old MK as follows:

------------------------------------------------------------------------------------------
STATUS OF THE UNFUNDED PENSION PLANS
NOVEMBER 30,                                                            1998       1997
------------------------------------------------------------------------------------------
Accumulated vested benefit obligation, discounted at 6.5% and 7.0%    $(14,357)  $(14,549)
Unrecognized net loss                                                    1,096        960
------------------------------------------------------------------------------------------
Accrued pension liability                                              (13,261)   (13,589)
Minimum pension liability                                               (1,096)         -
------------------------------------------------------------------------------------------
Pension liability included in consolidated balance sheets             $(14,357)  $(13,589)
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------

  Participants do not accrue any service cost under the plans. There was no interest expense associated with the pension liability for former non-employee directors in 1998, 1997 and 1996, as the full, undiscounted liability is included in the accumulated vested benefit obligation ("ABO"). Pension expense (consisting entirely of interest on the unfunded current and former employee
ABO) for 1998, 1997 and 1996 was $928, $955 and $207.

POSTRETIREMENT HEALTH CARE PLAN:

  The Corporation succeeded Old MK as sponsor of an unfunded plan to provide certain health care benefits for employees of Old MK who retired before July 1, 1993, including their surviving spouses and dependent children. Employees who retired after July 1, 1993 are not eligible for company subsidized postretirement health care benefits. The plan was amended in past years, and the Corporation reserves the right to amend or terminate the postretirement health care benefits currently provided under the plan and may increase retirees' cash contributions at any time.

-----------------------------------------------------------------------------------
ACCRUED POSTRETIREMENT BENEFIT OBLIGATION
NOVEMBER 30,                                                    1998       1997
-----------------------------------------------------------------------------------
Accumulated benefit obligation, discounted at 6.5% and 7.0%    $(39,545)  $(43,250)
Unrecognized prior service cost                                  (4,211)    (4,593)
Unrecognized actuarial net gain                                  (9,700)    (5,846)
-----------------------------------------------------------------------------------
Accrued postretirement benefit obligation                      $(53,456)  $(53,689)
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

  Periodic cost of the plan included the following components:

--------------------------------------------------------------------------
PERIODIC COST
YEAR ENDED NOVEMBER 30,                             1998     1997    1996
--------------------------------------------------------------------------
Interest cost on accumulated benefit obligation    $2,924   $3,522   $ 803
Amortization of prior service cost                   (383)    (383)      -
Amortization of actuarial gains                      (127)       -       -
--------------------------------------------------------------------------
Periodic cost                                      $2,414   $3,139   $ 803
--------------------------------------------------------------------------
--------------------------------------------------------------------------

  The unrecognized prior service cost is being amortized to periodic health care expense over the 13-year average future expected lifetime of retirees and their surviving spouses beginning in fiscal 1997, the date of the last plan change.

  The accumulated postretirement benefit obligation ("APBO") was determined using the projected unit credit method and assumed discount rates of 6.5% and 7% in 1998 and 1997, respectively. In addition, an annual rate increase of 8.5% in the per capita cost of health care benefits was assumed, gradually declining to 4.5% in the year 2007 and continuing thereafter at that rate over the projected payout period of the benefits. The health care cost trend rate assumption has a significant effect on the APBO. For example, a 1% increase in the health care cost trend rate would increase the APBO at November 30, 1998 by approximately $3,837 and increase the 1998 expense by approximately $294.

DEFERRED COMPENSATION PLANS:

  The Corporation adopted a deferred compensation plan effective January 1, 1998 for the benefit of executive officers and key employees. The unfunded plan allows participants to elect to defer salary and bonus subject to certain limits. An accrued liability for the plan of $2,202 has been accrued at November 30, 1998.

OTHER RETIREMENT PLANS:

  The Corporation also sponsors a number of defined contribution retirement plans. Participation in these plans is available to substantially all salaried employees and to certain groups of hourly employees. The Corporation's cash contributions to these plans are based on either a percentage of employee contributions or on a specified amount per hour based on the provisions of each plan. Costs associated with these plans totaled $12,219, 12,354 and $3,192 for 1998, 1997 and 1996, respectively.

  The net cost of all of the above plans was $31,408 in 1998, $30,846 in 1997 and $9,174 in 1996.

11.  TRANSACTIONS WITH AFFILIATES

  The Corporation purchased goods and services from and participated in joint ventures with affiliates of a principal stockholder and Chairman of the Board of Directors of the Corporation as follows:

---------------------------------------------------------------------
YEAR ENDED NOVEMBER 30,                         1998    1997    1996
---------------------------------------------------------------------
Capital expenditures                           $  193  $1,444  $1,063
Lease and maintenance of corporate aircraft       669     931       -
Parts, rentals, overhauls and repairs           1,943   4,565   7,709
Administrative support services                 1,411   1,066   1,688
Revenue recognized from joint ventures          3,203   4,798   2,103
Profit recognition from joint ventures          1,264   1,522     393
Corporation's investment in joint ventures      1,843   1,648   1,080
---------------------------------------------------------------------

  The Corporation performed construction services, rented equipment and realized gains on sales of equipment to affiliates of a principal stockholder and Chairman of the Board of Directors of the Corporation as follows:

-----------------------------------------------------------------
YEAR ENDED NOVEMBER 30,                    1998     1997    1996
-----------------------------------------------------------------
Construction services                     $1,789   $  29   $4,696
Equipment rental                               -       -      346
Gain (loss) on sales of equipment, net       (37)    (63)     466
-----------------------------------------------------------------

  The Corporation purchased insurance, surety bonds and financial advisory services from firms owned by or affiliated with current members of the Board of Directors of the Corporation as follows:

----------------------------------------------------------------------------------------
YEAR ENDED NOVEMBER 30,                                         1998     1997     1996
----------------------------------------------------------------------------------------
Insurance premiums paid, net                                   $ 9,266  $ 9,401  $11,508
Insurance fees                                                   1,150    1,280      875
Financial advisory services regarding purchase of Old MK             -        -      992
Fair value of stock purchase warrants issued for service in
 connection with the purchase of Old MK                              -        -      543
Financial advisory services                                        301      154        -
----------------------------------------------------------------------------------------

  In January 1998, the Corporation and a brokerage firm owned by a member of the Board of Directors approved a new agreement for insurance and bond services supplied to the Corporation effective January 1, 1998 and expiring December 31, 2000, with automatic renewal annually for 12-month terms thereafter, unless canceled by either party prior to the annual date. Pursuant to the agreement, the brokerage firm receives an annual fixed fee of $1,150, which will be paid in equal quarterly installments with all insurance commissions earned to be credited 100% against the fee.

  Negotiations of the proposed acquisition of an interest in a copper mine between the Corporation and a principal stockholder and the Chairman of the Board of Directors were terminated in January, 1998.

12.  GEOGRAPHIC AND CUSTOMER INFORMATION

  The Corporation operates in the engineering and construction industry in the following geographic areas:

---------------------------------------------------------------------
GEOGRAPHIC DATA
YEAR ENDED NOVEMBER 30,               1998         1997        1996
---------------------------------------------------------------------
Revenue
 United States                    $1,595,463   $1,474,831   $589,930
 International                       266,711      202,470     69,170
---------------------------------------------------------------------
Total revenue                     $1,862,174   $1,677,301   $659,100
---------------------------------------------------------------------
---------------------------------------------------------------------
Operating income (loss)
 United States                    $   61,753   $   50,182   $ 14,377
 International                        24,789       29,133        767
 Unallocated corporate expense       (27,799)     (26,488)   (23,738)
---------------------------------------------------------------------
Operating income (loss)           $   58,743   $   52,827   $ (8,594)
---------------------------------------------------------------------
---------------------------------------------------------------------
YEAR ENDED NOVEMBER 30,                            1998        1997
---------------------------------------------------------------------
Identifiable assets
 United States                                 $  412,483   $357,424
 International                                     93,882    111,182
Corporate assets                                  281,786    301,638
---------------------------------------------------------------------
Total assets                                   $  788,151   $770,244
---------------------------------------------------------------------
---------------------------------------------------------------------

  Corporate assets include cash and cash equivalents, refundable income taxes, deferred tax assets, securities available for sale, assets held for sale and cost in excess of net assets acquired. Revenue from international operations and identifiable assets of international operations in 1998, 1997 and 1996 was in numerous geographic areas without significant concentration. Unallocated corporate expense consists of general and administrative expense and goodwill amortization. Indirect overhead cost has been allocated based on a percentage of revenue for all periods presented.

  Ten percent or more of the Corporation's revenues for one or more of the three years in the period ended November 30, 1998 were derived from contracts and subcontracts with the following customers:

-----------------------------------------------------------------------
YEAR ENDED NOVEMBER 30,                      1998      1997      1996
-----------------------------------------------------------------------
California Department of Transportation    $106,855  $125,136  $147,598
United States Department of Energy          266,859   289,288    69,614
Other U.S. government agencies              126,933    71,684    36,439
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

  According to a report published in August 1996, the EPA estimated that the total remediation costs incurred and to be incurred at the Site will be $120,000. The Corporation is not a party to any agreement regarding an allocation of responsibility, and the EPA has not made an allocation of responsibility among the PRPs. The Corporation's share, if any, of the aggregate environmental liability associated with the Site is not presently determinable and depends upon, among other things, the manner in which liability may be allocated to or among the Corporation or other PRPs associated with the Site, the efficacy of any defenses that the Corporation or such other PRPs may have to any assertion of liability, the willingness and ability of such other PRPs to discharge such liability as may be allocated to them and the outcome of any negotiations or settlement discussions between the Corporation and the EPA and/or such other PRPs. Accordingly, no remediation costs have been accrued at November 30, 1998.

  Management believes that the ultimate resolution of this matter could have a material adverse effect on the Corporation's financial position and could materially and adversely effect its results of operations and cash flows in one or more periods.

OTHER ENVIRONMENTAL MATTERS:

  The Corporation has been identified as a PRP and is contingently liable for remediation liabilities in connection with Old MK's former Transit business. The Corporation agreed to indemnify the buyer of the Transit business for remediation costs and has therefore accrued $3,000. While the Corporation's range of loss cannot be estimated, management believes that the ultimate outcome of the matter will not have a material adverse effect on the Corporation's financial position, results of operations or cash flows.

  The Corporation has assumed an undiscounted liability of Old MK which at November 30, 1998 was $1,753 for environmental cleanup activities at four other sites. The Corporation estimates that such costs could range from $1,000 to $1,800 in the aggregate.

CONTRACT RELATED MATTERS:

  In 1995, Old MK entered into a fixed-price contract with the Texas Natural Resource Conservation Commission ("TNRCC") for construction of a solvent-extraction facility and treatment of contaminated soil at a Superfund site in Texas. The TNRCC notified the Corporation in February 1998 that it was terminating its contract with the Corporation. In the fourth quarter of 1998, the Corporation received $1,600 as settlement for all issues relating to this contract, and the TNRCC has released the Corporation's letter of credit in the amount of $13,619 that had been provided by the Corporation to collateralize its obligations under the contract.

  In the fourth quarter of 1997, the Corporation assumed sponsorship of a large, fixed-price joint-venture contract due to the bankruptcy of the previous sponsor and recorded a $3,900 pretax loss due to uncertainties on the project, including unpaid client-directed change orders and potential project claims. Management believes that acceptable pricing will be achieved by further negotiation with the client. The ultimate outcome cannot be currently determined with certainty and may not occur in the near term.

  The Corporation has a number of cost reimbursable contracts with the U.S. government, the allowable costs of which are subject to adjustments upon audit and negotiation by various agencies of the U.S. government. Audits and negotiations of the Corporation's allocation of periodic costs of insurance programs are complete through 1997, resulting in a $4,300 credit refund by the Corporation to certain U.S. government contracts to be applied over two years. Audits and negotiations of indirect costs are substantially complete through 1996. The anticipated adjustment in favor of the government is $1,000 for which the Corporation has previously established a reserve. Audits of 1997 indirect costs are in progress.

LETTERS OF CREDIT:

  In the normal course of business, the Corporation causes letters of credit to be issued in connection with contract performance obligations which are not reflected in the balance sheet. The Corporation is obligated to reimburse the issuer of such letters of credit for any payments made thereunder. At November 30, 1998 and 1997, $37,157 and $41,297, respectively, in face amount of such letters of credit were outstanding. The Corporation has pledged securities available for sale as collateral for its reimbursement obligations in respect of $3,443 in face amount of certain letters of credit that were outstanding at November 30, 1998.

  In connection with a 1989 sale of Old MK's ownership interest of a shipbuilding subsidiary, the Corporation assumed a guarantee of port facility bonds of $21,000 through 2002. The former subsidiary has collateralized the bonds with certain assets and has established a sinking fund of $5,272 for the bonds. No loss on the guarantee is probable and, accordingly, no accrual has been made by the Corporation.

LONG-TERM LEASES:

  Total rental payments for real estate and equipment under lease charged to operations in 1998, 1997, and 1996 were $52,067, $36,575 and $11,780, respectively. Future minimum rental payments under operating leases, some of which contain renewal or escalation clauses, with remaining noncancelable terms in excess of one year at November 30, 1998 were as follows:

-------------------------------------------------------------------------
                                        REAL ESTATE  EQUIPMENT   TOTAL
-------------------------------------------------------------------------
YEAR ENDING NOVEMBER 30, 1999              $13,207   $ 11,903   $25,110
                         2000               12,840      1,328    14,168
                         2001                9,648        317     9,965
                         2002                9,302         92     9,394
                         2003                8,234          -     8,234
                         THEREAFTER         36,289          -    36,289
-------------------------------------------------------------------------
Totals                                     $89,520    $13,640  $103,160
-------------------------------------------------------------------------
-------------------------------------------------------------------------

  Administrative and engineering facilities in Boise, Idaho, and Cleveland, Ohio, are leased under long-term, non-cancelable leases expiring in 2003 and 2010, respectively, with aggregate lease obligations of $12,469 and $59,200 for the Boise facility and Cleveland facility, respectively.

OTHER:

  In May 1998, Leucadia National Corporation filed an action against the Corporation and certain officers and directors in The United States District Court for the District of Utah, Civil Action Number 2:98CV-0327S. The complaint alleges fraud in the sale of shares of MK Gold Corporation by Old MK to Leucadia and seeks rescission of the sale and restitution of $22,500. Leucadia contends that the Corporation knew or believed that a non-competition agreement between the Corporation and MK Gold was unenforceable and failed to disclose that belief to Leucadia. The non-competition agreement is the subject of separate litigation between MK Gold and the Corporation. On January 5, 1999, the two cases were consolidated for trial. No trial date has been set.

  The Corporation and certain current and former officers, employees and directors were named defendants in two legal actions: John B. Blyler and Malcolm
J. Corse v. William J. Agee, et. al., Civil Action No. 97-0332-S-BLW ("Blyler case") and Martin Radwell v. Dennis R. Washington, et. al., Civil Action No. 15934 ("Radwell case"). The complaint in the Blyler case alleges, among other things, that the defendants breached certain fiduciary duties. The Radwell case was dismissed in 1998 following stockholder approval of a settlement between the parties. The settlement amount was not material.

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

14.  ACQUISITION OF WESTINGHOUSE BUSINESSES

  On June 26, 1998, the Corporation announced the formation of a joint venture with British Nuclear Fuels, Ltd. ("BNFL") to acquire certain businesses (the "Westinghouse businesses") from CBS Corporation (formerly known as Westinghouse Electric Corporation). The transaction is subject to regulatory approvals and is expected to close in the second quarter of 1999. The Westinghouse businesses, which consist of the Government and Environment Services Company ("GESCO") and the Energy Systems Business Unit ("ESBU"), and which are both divisions of CBS Corporation, provide a wide range of products, services and technologies in the government services and nuclear industries throughout the world.

  GESCO manages highly complex facilities and programs for the United States Departments of Energy and Defense. GESCO also provides a wide range of services at government installations, including the production of tritium for national weapons programs and high-level waste solidification. GESCO employs over 13,000 employees, including those at government-owned, contractor-operated locations.

  ESBU provides commercial nuclear power technology with emphasis on service, fuel and instrumentation and control technologies for the world's operating nuclear power plants. ESBU is also heavily involved in the development of new plant technology and has received final design approval from the Nuclear Regulatory Commission for its advanced nuclear power plant, the AP600. ESBU has approximately 4,000 employees.

   The Corporation was informed by CBS that the Department of the Navy has chosen another party to perform certain contracts which were to be part of the acquisition of the Westinghouse businesses and that CBS Corporation had formally protested the award of those Navy contracts. This protest was unsuccessful. The purchase price for the acquisition of the Westinghouse businesses has, therefore, been adjusted downward by $38,000 to approximately $1,150,000 (consisting of $200,000 in cash and the assumption of approximately $950,000 in specified liabilities, commitments and obligations). Under the transaction structure currently proposed, the Corporation's share of the purchase price would be approximately $120,000 in cash.

  During the second half of 1998, the Corporation and BNFL entered into negotiations with GESCO's primary client, the Department of Energy, regarding the transfer of GESCO and ESBU and the contracts that each of those units has with the Departments of Energy and Defense. As a result of those negotiations, the Corporation and BNFL have proposed a transaction structure pursuant to which
(1) the Corporation and BNFL would form three limited liability companies - Westinghouse Government Services Company, L.L.C. ("WGS"), which would acquire the portion of GESCO's business relating to defense program services - Westinghouse Government Environmental Services Company, L.L.C. ("WGES"), which would acquire the portion of GESCO's business relating to environmental remediation and waste management services - and Westinghouse Electric Company, L.L.C. ("WEC"), which would acquire ESBU, (2) the Corporation would hold 100% of the membership interests in WGS and 60% of the membership interests in WGES and BNFL would hold 100% of the membership interests in WEC and 40% of the membership interests in WGES, and (3) the Corporation would assign a passive economic right to 40% of profits and losses of WGS to BNFL. These arrangements are subject to final Department of Energy approval and approval by the Committee on Foreign Investment in the United States.

  The Corporation intends to fund its share of the purchase price and the working capital requirements of the Westinghouse businesses using existing financing facilities, additional financing facilities for which the Corporation has received commitments or an offering of senior unsecured notes, together with cash on hand and cash from other operations. The terms of such additional borrowings have not yet been finalized.

15.  SUPPLEMENTAL CASH FLOW INFORMATION

----------------------------------------------------------------------------------------
YEAR ENDED NOVEMBER 30,                                    1998      1997        1996
----------------------------------------------------------------------------------------
Supplemental cash flow information
Interest paid                                            $   944   $    890   $     993
Income taxes paid (refunds received), net                 (6,718)    12,796       1,877
----------------------------------------------------------------------------------------
Supplemental noncash investing activities
Property and equipment classified as assets held for sale                        25,485
Other current assets classified as assets held for sale                             224
Investment in mining ventures adjusted for cumulative
 translation adjustments, net of income tax benefit        2,462     (5,512)
----------------------------------------------------------------------------------------
Business combination:
 Fair value of assets                                              $(15,538)  $ 701,188
 Liabilities assumed                                                 15,538    (479,452)
 Redeemable preferred stock issued                                              (18,000)
 Equity securities issued                                                      (186,928)
----------------------------------------------------------------------------------------
Total cash paid, including acquisition cost of $3,508              $     -    $  16,808
----------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------

16.  REDEEMABLE PREFERRED STOCK

  On September 11, 1996, the Corporation issued 1,800,000 shares of Series A preferred stock in connection with the acquisition of Old MK. On April 15, 1998, all of the Series A preferred stock was redeemed, in accordance with terms, with $18,000 of federal income tax refunds received by the Corporation in January 1998.

17.  CAPITAL STOCK, STOCK PURCHASE WARRANTS AND STOCK COMPENSATION PLAN

CAPITAL STOCK:

  Pursuant to its Certificate of Incorporation, the Corporation has the authority to issue 100,000,000 shares of common stock and 10,000,000 shares of preferred stock. Preferred stock may be issued at any time or from time to time in one or more series with such designations, powers, preferences and rights, qualifications, limitations or restrictions thereof as determined by the Board of Directors of the Corporation.

STOCK PURCHASE WARRANTS:

  At November 30, 1998, the Corporation had outstanding stock purchase warrants giving rights to acquire 2,945,582 shares of the Corporation's common stock at an exercise price of $12.00 per share. Of such warrants 2,757,734 expire in March 2003, and 187,848 expire in September 2001.

STOCK REPURCHASE PROGRAM:

  In January 1998, the Board of Directors authorized the purchase, from time to time, of up to 2 million shares of the Corporation's common stock to counteract the dilutive effect of the issuance of stock under its stock option plans and up to 2.765 million of its stock purchase warrants. As of November 30, 1998, 973,100 shares have been repurchased at a cost of $12,848.

STOCK COMPENSATION PLAN:

  The Corporation has a stock compensation plan for employees and non-employee directors (the "1994 plan") which provides for grants in the form of nonqualified stock options or incentive stock options ("ISOs") and restricted stock awards. Additional shares of common stock available each year for grants under the 1994 plan are equal to 3% of the outstanding shares as of the first day of such year. Exercise prices for nonqualified stock options are determined by the Board of Directors. Exercise prices for ISOs are equal to the fair market value of the Corporation's common stock at the date of grant. Stock options extend for and vest over periods of up to ten years as determined by the Board. The Board may accelerate the vesting period after award of an option. The number of shares available for grant of ISOs may not exceed 2,900,000 shares, and no individual shall be granted stock options or restricted stock awards for more than 5,000,000 shares over any three-year period.

  Non-employee directors may elect to forego receipt in cash of certain fees earned during any year in return for an option with a grant price equal to 80% of the fair market value of the Corporation's common stock, vesting quarterly during the year with a term period of up to ten years as determined by the Board. Non-employee directors elected options for 88,204, 95,556 and 50,461 shares in lieu of fees earned in 1998, 1997 and 1996, respectively.

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

                                   NOVEMBER 30, 1998               NOVEMBER 30, 1997            NOVEMBER 30, 1996
--------------------------------------------------------------------------------------------------------------------
                                                  WEIGHTED-                     WEIGHTED-                 WEIGHTED-
                               NUMBER              AVERAGE       NUMBER          AVERAGE      NUMBER       AVERAGE
                             OF OPTIONS          OPTION PRICE   OF OPTIONS     OPTION PRICE  OF OPTIONS  OPTION PRICE
--------------------------------------------------------------------------------------------------------------------
Outstanding at
beginning of year             1,775,673                9.12     1,107,905         6.33        940,986        5.56
Granted                         524,554                9.19     1,398,056        10.02        360,461        7.98
Canceled                       (133,575)               9.69       (86,756)        8.96        (26,875)       8.14
Exercised                       (82,383)               7.91      (643,532)        6.30       (166,667)       5.25
--------------------------------------------------------------------------------------------------------------------
Outstanding at end
 of year                      2,084,269                9.15     1,775,673         9.12      1,107,905        6.33
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
Exercisable at end
 of year                        768,439                7.76       370,178         6.41        718,782        6.22
Shares available for
 grant                        1,376,759                   -     1,767,738            -      1,375,948           -
--------------------------------------------------------------------------------------------------------------------

  The terms and conditions of restricted stock awards issued to key employees are determined by the Board. Upon termination of employment, shares that remain subject to restriction are forfeited. At November 30, 1998, there were no restricted shares outstanding. No restricted stock awards were made in 1998, 1997 and 1996.

STOCK-BASED COMPENSATION:

  The Corporation has adopted the disclosure-only provisions of the Financial Accounting Standards Board Statement No. 123 Accounting for Stock-Based Compensation ("SFAS No. 123") issued in October 1995. Accordingly, compensation cost has been recorded based on the intrinsic value of the option only. The Corporation recognized $219, $477 and $702 of compensation cost in 1998, 1997 and 1996, respectively, for stock-based employee compensation awards. If the Corporation had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income and earnings per share would have been reduced to the pro forma amounts as follows:

-------------------------------------------------------------------
NOVEMBER 30,                       1998     1997      1996
-------------------------------------------------------------------
Net income (loss)
 As reported                      $37,553  $32,031  $(4,780)
 Pro forma                         36,362   30,925   (4,620)
Net income (loss) per share
 As reported - basic                  .70      .59     (.14)
             - diluted                .69      .59     (.14)
 Pro forma - basic and diluted        .67      .57     (.13)
-------------------------------------------------------------------

  The pro forma amounts set forth above reflect the portion of the estimated fair value of awards earned in 1998, 1997 and 1996 based on the vesting period of the options. The pro forma effects disclosed above are not likely to be representative of the pro forma disclosures of future years because SFAS No. 123 is applicable only to options granted subsequent to November 30, 1995, the effect of which will not be fully reflected until 1999.

  The Black-Scholes option valuation model was used to estimate the fair value of the options for purposes of the pro forma presentation set forth above.

  The following assumptions were used in the valuation and no dividends were assumed:

--------------------------------------------------------------------------
                                                    1998    1997     1996
--------------------------------------------------------------------------
Average expected life (years)                          5        5       5
Expected volatility                                 38.5%    30.7%   38.0%
Risk-free interest rate                              5.4%     6.4%    6.4%
Weighted-average fair value:
 Exercise price equal to market price at grant     $9.47   $10.23   $7.98
 Exercise price less than market price at grant    $7.80   $ 7.20       -
--------------------------------------------------------------------------

  The assumptions used in the Black-Scholes option valuation model are highly subjective, particularly as to stock price volatility of the underlying stock, and can materially affect the resulting valuation. In management's opinion, the model does not provide a reliable single measure of the fair value of the employee stock options.

  The following table summarizes information regarding options that were outstanding at November 30, 1998:

---------------------------------------------------------------------------------------------------------------------
                                               OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
---------------------------------------------------------------------------------------------------------------------
                                                                 Weighted-average
                                   Number       Weighted-average    remaining            Number      Weighted-average
Price Range                        (000's)       exercise price   contractual life       (000's)      exercise price
---------------------------------------------------------------------------------------------------------------------
Below $9.87                            912           $ 7.68               8.1               485           $ 6.33
$9.88 - $11.87                         982           $ 9.88               8.1               246           $ 9.88
Above $11.88                           190           $12.44               8.5                37           $12.40
---------------------------------------------------------------------------------------------------------------------

18.  FINANCIAL INSTRUMENTS

  The estimated fair values of financial instruments at November 30, 1998 have been determined by the Corporation, using available market information and valuation methodologies believed to be appropriate. However, judgment is necessary in interpreting market data to develop the estimates of fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Corporation could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

  The carrying amounts and estimated fair values of certain financial instruments at November 30, 1998 and 1997 were as follows:

---------------------------------------------------------------
NOVEMBER 30,                      1998               1997
---------------------------------------------------------------
                           CARRYING   FAIR    CARRYING   FAIR
                            AMOUNT    VALUE    AMOUNT    VALUE
---------------------------------------------------------------
FINANCIAL ASSETS
Customer retentions         $18,627  $17,728   $26,970  $26,175
FINANCIAL LIABILITIES
Subcontract retentions       22,843   22,169    20,266   19,668
Advances from customers       8,506    8,255     8,987    8,722
---------------------------------------------------------------

  The fair value of other financial instruments was comprised of (i) cash and cash equivalents, accounts receivable excluding customer retentions, unbilled receivables and accounts and subcontracts payable excluding retentions which approximate cost because of the immediate or short-term maturity, (ii) securities available for sale based on quoted market prices of the securities at the balance sheet date, and (iii) customer retentions, subcontract retentions and customer advances estimated by discounting expected cash flows at rates currently available to the Corporation for instruments with similar risks and maturities.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information called for by this Item will be set forth under the captions "Directors" and "Executive Officers" in the Corporation's definitive proxy statement for its annual meeting of stockholders, to be filed not later than March 31, 1999, and is incorporated herein by this reference.

  On February 3, 1999, the Corporation announced the retirement of Robert A. Tinstman from his position of President and Chief Executive Officer of the Corporation and the election of Dennis R. Washington, the Chairman of the Board of the Corporation, to those additional positions. In connection with his retirement, Mr. Tinstman also resigned from the Corporation's Board of Directors.

  On February 1, 1999, Roger J. Ludlam was elected Executive Vice President of the Corporation and was hired as President and Chief Executive Officer of Morrison Knudsen Contractors Group.

ITEM 11.  EXECUTIVE COMPENSATION

  The information called for by this Item will be set forth under the caption "Report of the Compensation Committee on Executive Compensation for 1998" in the Corporation's definitive proxy statement for its annual meeting of stockholders, to be filed not later than March 31, 1999, and is incorporated herein by this reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information called for by this Item will be set forth under the caption "Voting Securities and Principal Holders Thereof" in the Corporation's definitive proxy statement for its annual meeting of stockholders, to be filed not later than March 31, 1999, and is incorporated herein by this reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information called for by this Item will be set forth under the caption "Certain Relationships and Related Transactions" in the Corporation's definitive proxy statement for its annual meeting of stockholders, to be filed not later than March 31, 1999, and is incorporated herein by this reference.

                                     III-1

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K
(a)  Documents filed as a part of this Annual Report on Form 10-K.
                                                                                                   PAGE(S)
     1. The Consolidated Financial Statements, together with the report thereon of
         PricewaterhouseCoopers LLP dated January 25, 1999, is included in Part II,
         Item 8 of this Annual Report on Form 10-K

        Report of Independent Accountants                                                             II-13

        Consolidated Statements of Operations for each of the three years in
         the period ended November 30, 1998                                                           II-14
        Consolidated Balance Sheets at November 30, 1998 and 1997                                 II-15, II-16
        Consolidated Statements of Cash Flows for each of the three years in
         the period ended November 30, 1998                                                           II-17
        Consolidated Statements of Stockholders' Equity for each of the three
         years in the period ended November 30, 1998                                                  II-18
        Notes to Consolidated Financial Statements                                               II-19 to II-39

    2.  Financial Statement Schedule as of November 30, 1998

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

(b) Reports on Form 8-K.

        No reports on Form 8-K were filed in the fourth quarter of 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on February 4, 1999.

Morrison Knudsen Corporation

By /s/ A. S. Cleberg
----------------------------------------------------------------------
   A. S. Cleberg, Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below on February 4, 1999 by the following persons on behalf of the Corporation in the capacities indicated.


                              President and Chief Executive Officer and Director
 /s/ D. R. Washington*                   (Principal Executive Officer)
-------------------------

                            Executive Vice President and Chief Financial Officer
 /s/ A.S. Cleberg                        (Principal Financial Officer)
-------------------------

                                         Vice President and Controller
 /s/ D.L. Brigham                        (Principal Accounting Officer)
-------------------------


 /s/  D.H. Batchelder*                             Director
-------------------------

 /s/  L.R. Judd*                                   Director
-------------------------

 /s/  W.C. Langley*                                Director
-------------------------

 /s/  R.S. Miller*                                 Director
-------------------------

 /s/  D. Parkinson*                                Director
-------------------------

 /s/  T.W. Payne*                                  Director
-------------------------

 /s/  J.D. Roach*                                  Director
-------------------------


* S. G. Hanks, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the above-named officers and directors of Morrison Knudsen Corporation, pursuant to powers of attorney executed on behalf of each such officer and director.

*By    /s/ S. G. Hanks
------------------------------------
   S. G. Hanks, Attorney-in-fact

                          MORRISON KNUDSEN CORPORATION
          SCHEDULE II.  VALUATION AND QUALIFYING AND RESERVE ACCOUNTS
                      FOR THE YEAR ENDED NOVEMBER 30, 1998
                                 (In thousands)

 ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLES DEDUCTED IN THE BALANCE SHEET FROM
                              ACCOUNTS RECEIVABLE

                     Balance at   Provisions                            Balance at
                      Beginning   Charged to                              End of
    Year Ended         of Year    Operations      Other     Deductions    Period
-------------------------------------------------------------------------------------------
November 30, 1996       $     -      $  (275)     $(8,210)(1)  $   600   $(7,885)
November 30, 1997        (7,885)        (978)           -        4,124   $(4,739)
November 30, 1998        (4,739)      (3,849)        (141)       1,198    (7,531)

  DEFERRED INCOME TAX ASSET VALUATION ALLOWANCE DEDUCTED IN THE BALANCE SHEET
                         FROM DEFERRED INCOME TAX ASSET

                      Balance at  Provisions                              Balance at
                      Beginning   Charged to                                End of
    Year Ended         of Year    Operations    Other       Deductions      Period
------------------------------------------------------------------------------------------------------
November 30, 1996     $       -     $   -     $(126,878)(1)  $     -      $(126,878)
November 30, 1997      (126,878)        -        (4,797)(2)   19,688(3)    (111,987)
November 30, 1998      (111,987)        -             -       20,000(4)     (91,987)

 ESTIMATED COSTS TO COMPLETE LONG-TERM CONTRACTS REFLECTED IN THE BALANCE SHEET

                     Balance at   Provisions                             Balance at
                      Beginning   Charged to                               End of
    Year Ended         of Year    Operations      Other     Deductions     Period
----------------------------------------------------------------------------------------------
November 30, 1996     $  (3,184)    $(23,283)    $(86,450)(1)  $ 12,085   $(100,832)
November 30, 1997      (100,832)    $(56,861)    $      -      $ 84,590   $ (73,103)
November 30, 1998       (73,103)     (15,993)           -       39,868      (49,228)

-----------------------------
(1) Assumed in connection with the acquisition of Old MK.
(2) Adjustment due to change in deferred taxes for preacquisition contingencies.
(3) Adjustment due to extension of federal net operating loss carryforward period.
(4) Change in estimate of the future realization of deductible temporary differences.

                                 EXHIBIT INDEX

COPIES OF EXHIBITS WILL BE SUPPLIED UPON REQUEST. EXHIBITS WILL BE PROVIDED AT A FEE OF $.25 PER PAGE REQUESTED.
           Exhibits marked with an asterisk are filed herewith, the remainder of the exhibits have heretofore been filed with the Commission and are incorporated by reference.

EXHIBIT
NUMBER   EXHIBITS

2.1 First Amended Plan of Reorganization confirmed on August 26, 1996 under Chapter 11 of the United States Bankruptcy Code for the District of Delaware, Case No. 96-1006 (PJW) as filed by Morrison Knudsen Corporation (Commission File No. 1-8889 - "Old MK") prior to its merger on September 11, 1996 with and into Washington Construction Group, Inc. (the "registrant") with the registrant being the surviving corporation in the merger and being renamed "Morrison Knudsen Corporation" (filed as Exhibit 2.1 to Old MK's Form 10-Q Quarterly Report for the quarter ended June 30, 1996 and incorporated herein by reference).

2.2 Restructuring and Merger Agreement dated May 28, 1996 by and between the registrant and Old MK (filed as Exhibit 1 to the registrant's Proxy Statement dated September 11, 1996 and incorporated herein by reference).

3.1 *    The registrant's Restated Certificate of Incorporation.

3.2 *    The registrant's Restated and Amended Bylaws.

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

4.3 Warrant Agreement dated September 11, 1996 by and between the registrant and Norwest Bank Minnesota, N.A. (filed as Exhibit 4.4 to the registrant's Form 10-Q Quarterly Report for quarter ended August 31, 1996 and incorporated herein by reference).

4.4 Warrant Agreement dated September 11, 1996 among the registrant, Batchelder & Partners, Inc. and Schroder Wertheim & Co. Incorporated, including the form of certificate attached thereto as Exhibit A for certain registrant Warrants to expire on September 11, 2001 (filed as Exhibit 4.6 to the registrant's Form 10-Q Quarterly Report for quarter ended August 31, 1996 and incorporated herein by reference).

4.5 Registration Rights Agreement dated September 11, 1996 among the registrant, Batchelder & Partners, Inc. and Schroder Wertheim & Co. Incorporated (filed as Exhibit 4.7 to the registrant's Form 10-Q Quarterly Report for quarter ended August 31, 1996 and incorporated herein by reference).

10.1 Credit Agreement dated October 8, 1996 among the registrant, Bank of Montreal, individually and as Agent, and the Banks which are parties thereto ("Credit Agreement") (filed as Exhibit 10.2 to the registrant's Form 10-Q Quarterly Report for quarter ended August 31, 1996 and incorporated herein by reference), the First Amendment thereto dated January 31, 1997 (filed as Exhibit 10.1 to the registrant's Form 10-K Annual Report for fiscal year ended November 30, 1996 and incorporated herein by reference) and the Second Amendment thereto dated October 6, 1997 (filed as Exhibit
         10.1 to the registrant's Form 10-K Annual Report for fiscal year ended November 30, 1997 and incorporated herein by reference).

10.2 * The registrant's engagement agreement with Batchelder & Partners, Inc. dated April 6, 1998 relating to the possible acquisition by the registrant of the Westinghouse Government and Environmental Services Company and Energy Systems businesses from CBS Corporation.

10.3 The registrant's Professional Services Agreement dated January 19, 1998 with Terry Payne & Co., Inc. (filed as Exhibit 10.3 to the registrant's Form 10-K Annual Report for fiscal year ended November 30, 1997 and incorporated herein by reference).

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

10.6 Shareholders Agreement dated December 18, 1993 among Morrison Knudsen BV, a wholly owned subsidiary of the registrant, Lambique Beheer BV and Ergon Overseas Holdings Limited (filed as Exhibit 10.6 to the registrant's Form 10-K Annual Report for fiscal year ended November 30, 1997 and incorporated herein by reference).

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

10.10 * Asset Purchase Agreement dated as of June 25, 1998 between CBS Corporation and WGNH Acquisition, LLC related to the acquisition of the Westinghouse Energy Systems Business Unit from CBS Corporation.**

10.11 * Asset Purchase Agreement dated as of June 25, 1998 between CBS Corporation and WGNH Acquisition, LLC related to the acquisition of the Westinghouse Government and Environmental Services Company business from CBS Corporation.**

10.12 * Consortium Agreement dated as of June 24, 1998 between the registrant's wholly owned subsidiary, Morrison Knudsen Corporation, an Ohio corporation, and BNFL USA Group, Inc. and related

         Guarantee of the registrant.**

10.13 * Amended and Restated Consortium Agreement draft between the registrant's wholly owned subsidiary, Morrison Knudsen Corporation, an Ohio corporation, and BNFL USA Group, Inc. and related Guarantees of the registrant.***

MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT WHICH IS SEPARATELY IDENTIFIED IN ACCORDANCE WITH ITEM 14(A)(3) OF FORM 10-K.

10.14 *  The registrant's Amended and Restated Stock Option Plan (filed as
         Exhibit 10.10 to the registrant's Form 10-K Annual Report for fiscal year ended November 30, 1996 and incorporated herein by reference) and Amendment No. 1 thereto dated October 30, 1998 (filed herewith).

10.15 The registrant's 1997 Stock Option and Incentive Plan for Non-Employee Directors (filed as Exhibit 10.11 to the registrant's Form 10-K Annual Report for fiscal year ended November 30, 1996 and incorporated herein by reference).

10.16 The registrant's Deferred Compensation Plan (filed as Exhibit 10.12 to the registrant's Form 10-K Annual Report for fiscal year ended November 30, 1997 and incorporated herein by reference).

10.17    A description of the registrant's Cash Bonus Program (filed as Exhibit
         10.13 to the registrant's Form 10-K Annual Report for fiscal year ended November 30, 1997 and incorporated herein by reference).

10.18 The registrant's Long-Term Incentive Plan for Corporate Executives (filed as Exhibit 10.3 to Old MK's Form 10-Q Quarterly Report for quarter ended March 31, 1994 and incorporated herein by reference.)

10.19 The registrant's Long-Term Incentive Plan for the Mining Group (filed as Exhibit 10.50 to Old MK's Form 10-K Annual Report for year ended December 31, 1995 and incorporated herein by reference.)

10.20    The registrant's Key Executive Disability Insurance Plan (filed as
         Exhibit 10.12 to Old MK's Form 10-K Annual Report for year ended December 31, 1992 and incorporated herein by reference.)

10.21    The registrant's Key Executive Life Insurance Plan (filed as Exhibit
         10.13 to Old MK's Form 10-K Annual Report for year ended December 31, 1992 and incorporated herein by reference).

10.22 * Form of registrant's Indemnification Agreement (filed as Exhibit 10.20 to the registrant's Form 10-K Annual Report for fiscal year ended November 30, 1996 and incorporated herein by reference). [A schedule listing the individuals with whom the registrant has entered into such agreements is filed herewith]

10.23 The registrant's employment agreement with Robert A. Tinstman dated as of January 1, 1993, and Amendment thereto dated April 22, 1996 (filed as Exhibit 10.21 to the registrant's Form

         10-K Annual Report for fiscal year ended November 30, 1996 and incorporated herein by reference).

10.24 The registrant's Nonqualified Stock Option Agreement with Robert A. Tinstman dated as of January 10, 1997 (filed as Exhibit 10.22 to the registrant's Form 10-K Annual Report for fiscal year ended November 30, 1996 and incorporated herein by reference).

10.25 The registrant's Nonqualified Stock Option Agreement with Robert A. Tinstman dated as of January 14, 1998 (filed as Exhibit 10.22 to the registrant's Form 10-K Annual Report for fiscal year ended November 30, 1997 and incorporated herein by reference).

10.26 * The registrant's Nonqualified Stock Option Agreement with Robert A. Tinstman dated as of January 20, 1999.

10.27    The registrant's Supplemental Retirement Benefit Agreement with Robert
         A. Tinstman dated as of August 3, 1990 (filed as Exhibit 10.23 to the registrant's Form 10-K Annual Report for fiscal year ended November 30, 1996 and incorporated herein by reference).

10.28 The registrant's employment agreement with Stephen G. Hanks dated as of January 1, 1993 and Amendments thereto dated as of August 9, 1993 and April 22, 1996 (filed as Exhibit 10.24 to the registrant's Form 10-K Annual Report for fiscal year ended November 30, 1996 and incorporated herein by reference).

10.29 The registrant's Nonqualified Stock Option Agreement with Stephen G. Hanks dated as of January 10, 1997 (filed as Exhibit 10.25 to the registrant's Form 10-K Annual Report for fiscal year ended November 30, 1996 and incorporated herein by reference).

10.30 The registrant's Nonqualified Stock Option Agreement with Stephen G. Hanks dated as of January 14, 1998 (filed as Exhibit 10.26 to the registrant's Form 10-K Annual Report for fiscal year ended November 30, 1997 and incorporated herein by reference).

10.31 * The registrant's Nonqualified Stock Option Agreement with Stephen G. Hanks dated as of January 20, 1999.

10.32 The registrant's employment agreement with Thomas H. Zarges dated as of January 1, 1994 (filed as Exhibit 10.26 to the registrant's Form 10-K Annual Report for fiscal year ended November 30, 1996 and incorporated herein by reference).

10.33 The registrant's Nonqualified Stock Option Agreement with Thomas H. Zarges dated as of January 10, 1997 (filed as Exhibit 10.27 to the registrant's Form 10-K Annual Report for fiscal year ended November 30, 1996 and incorporated herein by reference).

10.34 The registrant's Nonqualified Stock Option Agreement with Thomas H. Zarges dated as of January 14, 1998 (filed as Exhibit 10.29 to the registrant's Form 10-K Annual Report for fiscal year ended November 30, 1997 and incorporated herein by reference).

10.35 * The registrant's Nonqualified Stock Option Agreement with Thomas H. Zarges dated as of January 20, 1999.

10.36 The registrant's employment agreement with Douglas L. Brigham dated as of April 26, 1996 (filed as Exhibit 10.28 to the registrant's Form 10-K Annual Report for fiscal year ended November 30, 1996 and incorporated herein by reference).

10.37 The registrant's employment agreement with Alvia L. Henderson dated as of April 26, 1996 (filed as Exhibit 10.29 to the registrant's Form 10-K Annual Report for fiscal year ended November 30, 1996 and incorporated herein by reference).

10.38 The registrant's employment agreement with Steven Y. Chi dated as of April 26, 1996 (filed as Exhibit 10.3 to the registrant's Form 10-Q Quarterly Report for quarter ended May 31, 1997 and incorporated herein by reference).

10.39 The registrant's employment agreement with A. S. Cleberg dated as of April 11, 1997 (filed as Exhibit 10.1 to the registrant's Form 10-Q Quarterly Report for quarter ended May 31, 1997 and incorporated herein by reference).

10.40 * The registrant's employment agreement with Roger J. Ludlam dated January 11, 1999.

21. *  Subsidiaries of the registrant.

23. *  Consent of PricewaterhouseCoopers LLP.

24. *  Powers of Attorney.

27. *  Financial Data Schedule.


______________

*    Filed herewith.

** Subsequent to the entry into this agreement, the proposed terms upon which the Corporation and BNFL would jointly acquire the Westinghouse businesses were modified as reflected in Note 14, "Acquisition of Westinghouse Businesses" of Notes to Consolidated Financial Statements. It is contemplated that this agreement will be modified, supplemented or superseded by one or more new agreements to reflect such terms and such other terms as may ultimately be agreed upon by the relevant parties.

*** This agreement has not yet been entered into, but reflects, the general terms upon which the Corporation and BNFL would jointly acquire the Westinghouse Businesses as contemplated as of the date of this Report.