Form 10-Q
period 1999-02-26
MORRISON KNUDSEN CORP//
filed 1999-04-01
CIK 906469

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q
                               QUARTERLY REPORT


    Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                             For the Quarter Ended

                               FEBRUARY 26, 1999

                        Commission File Number 1-12054



            [LOGO]       MORRISON KNUDSEN CORPORATION



                            A Delaware Corporation
                  IRS Employer Identification No. 33-0565601

                  MORRISON KNUDSEN PLAZA, BOISE, IDAHO 83729
                                208 / 386-5000


At February 26, 1999, 53,121,753 shares of the registrant's $.01 par value common stock were outstanding.

The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and has been subject to such filing requirements for the past 90 days.

   [X] Yes [ ] No

                          MORRISON KNUDSEN CORPORATION
                       QUARTERLY REPORT FORM 10-Q FOR THE
                        QUARTER ENDED FEBRUARY 26, 1999


                               TABLE OF CONTENTS

                         PART I.  FINANCIAL INFORMATION


                                                                            PAGE
Item 1.    Condensed Consolidated Financial Statements and Notes Thereto

               Statements of Income for the Quarters Ended
               February 26, 1999 and February 28, 1998                      I-1

               Balance Sheets at February 26, 1999 and November 30, 1998    I-2

               Statements of Cash Flows for the Quarters Ended
               February 26, 1999 and February 28, 1998                      I-4

               Notes to Financial Statements                                I-5

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        I-11

Item 3.    Quantitative and Qualitative Disclosures about Market Risk       I-17


                          PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings                                                II-1

Item 6.    Exhibits and Reports on Form 8-K                                 II-1


                                   SIGNATURES

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MORRISON KNUDSEN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
QUARTERS ENDED FEBRUARY 26, 1999 AND FEBRUARY 28, 1998
(IN THOUSANDS EXCEPT SHARE DATA)
(UNAUDITED)

                                                        1999          1998
------------------------------------------------------------------------------
Revenue                                             $   421,310   $   385,041
Cost of revenue                                        (400,525)     (366,065)
------------------------------------------------------------------------------
Gross profit                                             20,785        18,976
General and administrative expenses                      (7,974)       (5,406)
Goodwill amortization                                      (766)         (887)
------------------------------------------------------------------------------
Operating income                                         12,045        12,683
Investment income                                         1,092         2,288
Interest expense                                           (167)         (194)
Other income (expense), net                               2,227            (4)
------------------------------------------------------------------------------
Income before income taxes                               15,197        14,773
Income tax expense                                       (6,306)       (6,551)
==============================================================================
Net income                                          $     8,891   $     8,222
Income per share
 Basic                                                     $.17          $.15
 Diluted                                                    .17           .15
------------------------------------------------------------------------------
Common shares used to compute income per share
 Basic                                               53,239,651    54,225,848
 Diluted                                             53,377,448    54,382,566
------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

MORRISON KNUDSEN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
AT FEBRUARY 26, 1999 (UNAUDITED) AND NOVEMBER 30, 1998
(IN THOUSANDS EXCEPT SHARE DATA)

ASSETS                                                                 1999        1998
------------------------------------------------------------------------------------------
CURRENT ASSETS
Cash and cash equivalents                                           $  28,823   $  67,054
Accounts receivable, including retentions of $18,078 and $18,627      156,714     175,513
Unbilled receivables                                                   89,846      74,552
Refundable income taxes                                                   569         780
Investments in and advances to construction joint ventures             82,748      70,855
Deferred income taxes                                                  26,953      26,489
Other                                                                   9,606      12,479
------------------------------------------------------------------------------------------
Total current assets                                                  395,259     427,722
------------------------------------------------------------------------------------------

INVESTMENTS AND OTHER ASSETS
Securities available for sale, at fair value                           46,205      45,985
Investments in mining ventures                                         65,783      67,967
Assets held for sale                                                   14,540      14,169
Cost in excess of net assets acquired, net of accumulated
 amortization of $10,056 and $9,330                                   112,240     112,994
Deferred income taxes                                                  30,068      30,965
Other                                                                   8,785       8,077
------------------------------------------------------------------------------------------
Total investments and other assets                                    277,621     280,157
------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT, AT COST
Construction equipment                                                155,053     179,337
Land and improvements                                                   6,993       6,993
Buildings and improvements                                              6,268       6,341
Equipment and fixtures                                                 61,930      63,534
------------------------------------------------------------------------------------------
Total property and equipment                                          230,244     256,205
LESS ACCUMULATED DEPRECIATION                                        (151,146)   (175,933)
------------------------------------------------------------------------------------------
Property and equipment, net                                            79,098      80,272
------------------------------------------------------------------------------------------
Total assets                                                        $ 751,978   $ 788,151
==========================================================================================

The accompanying notes are an integral part of the financial statements.

LIABILITIES AND STOCKHOLDERS' EQUITY                                                    1999       1998
----------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
Accounts payable                                                                      $ 44,135   $ 56,388
Subcontracts payable, including retentions of $21,978 and $22,843                       46,378     59,857
Billings in excess of cost and estimated earnings on uncompleted contracts              40,757     40,959
Estimated costs to complete long-term contracts                                         40,890     49,228
Accrued salaries, wages and benefits                                                    54,761     58,939
Income taxes payable                                                                     1,312      1,535
Other accrued liabilities                                                               32,672     36,118
----------------------------------------------------------------------------------------------------------
Total current liabilities                                                              260,905    303,024
----------------------------------------------------------------------------------------------------------
NON-CURRENT LIABILITIES
Postretirement benefit obligation                                                       54,486     53,456
Accrued workers' compensation                                                           39,550     39,625
Pension and deferred compensation liabilities                                           17,543     16,390
Environmental remediation obligations                                                    4,589      4,753
----------------------------------------------------------------------------------------------------------
Total non-current liabilities                                                          116,168    114,224
----------------------------------------------------------------------------------------------------------
CONTINGENCIES AND COMMITMENTS (Note 5)
----------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred stock, 10,000,000 shares authorized
Common stock, par value $.01, authorized 100,000,000 shares;
 issued 54,355,889 and 54,334,898                                                          544        544
Capital in excess of par value                                                         248,525    248,277
Stock purchase warrants                                                                  6,554      6,555
Retained earnings                                                                      140,302    131,411
Treasury stock, 1,234,136 and 982,488 shares, at cost                                  (15,352)   (12,960)
Accumulated other comprehensive income:
 Cumulative translation adjustments, net of income tax benefit                          (5,515)    (3,050)
 Unrealized net gain on securities available for sale, net of income tax liability         517        796
 Minimum pension liability adjustment, net of income tax benefit                          (670)      (670)
----------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                             374,905    370,903
----------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                            $751,978   $788,151
==========================================================================================================

MORRISON KNUDSEN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
QUARTERS ENDED FEBRUARY 26, 1999 AND FEBRUARY 28, 1998
(IN THOUSANDS)
(UNAUDITED)

                                                                      1999       1998
----------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                          $  8,891   $  8,222
Adjustments to reconcile net income to net cash provided (used)
  by operating activities:
 Depreciation of property and equipment                                4,957      6,930
 Amortization of goodwill                                                766        887
 Deferred income taxes                                                   433      3,697
 Equity in net income of mining ventures less dividends received      (1,124)    (2,920)
 Other investments and assets, net                                       773      2,145
 (Increase) decrease in net operating assets                         (46,132)     8,795
----------------------------------------------------------------------------------------
Net cash provided (used) by operating activities                     (31,436)    27,756
----------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Property and equipment acquisitions                                   (4,920)    (6,752)
Property and equipment disposals                                       1,321      1,849
Purchases of securities available for sale                            (3,712)    (5,734)
Sale and maturities of securities available for sale                   3,041      2,793
Purchase of business                                                       -     (3,663)
Other investing activities                                              (505)         -
----------------------------------------------------------------------------------------
Net cash used in investing activities                                 (4,775)   (11,507)
----------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Purchase of treasury stock                                            (2,220)      (612)
Other                                                                    200         10
----------------------------------------------------------------------------------------
Net cash used by financing activities                                 (2,020)      (602)
----------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                     (38,231)    15,647
Cash and cash equivalents at beginning of period                      67,054     53,215
----------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                          $ 28,823   $ 68,862
========================================================================================
Supplemental disclosure of cash flow information:
 Interest paid                                                      $    257   $    194
 Income tax paid (refunded), net                                       1,189     (6,354)
----------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

MORRISON KNUDSEN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS OF DOLLARS EXCEPT SHARE DATA)

1.  UNAUDITED INTERIM FINANCIAL STATEMENTS

  The accompanying condensed consolidated financial statements and related notes of Morrison Knudsen Corporation and subsidiaries (the "Corporation") should be read in conjunction with the audited consolidated financial statements and related notes included in the Corporation's Annual Report on Form 10-K for the year ended November 30, 1998. The comparative consolidated balance sheet and related disclosures at November 30, 1998 have been derived from the audited balance sheet and financial statement footnotes. The accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, that in the opinion of management are necessary for a fair presentation of the results of operations and cash flows for the interim periods presented. The results of operations for the quarter ended February 26, 1999 are not necessarily indicative of the operating results to be expected for the full year.

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

2.  ADOPTION OF NEW FISCAL YEAR

  The Corporation's fiscal year has historically ended on November 30. Effective December 1, 1998, the Corporation adopted a 52/53 week fiscal year ending on the Friday closest to November 30. The quarterly results of operations and cash flows reported in the accompanying condensed financial statements for the quarter ended February 26, 1999 includes the period from December 1, 1998 through February 26, 1999, and the quarter ended February 28, 1998 includes the full three calendar months. The change in reporting period has not materially affected comparability between the presented reporting periods.

3.  COMPREHENSIVE INCOME

  Effective December 1, 1998, the Corporation adopted Statement of Financial Standards No. 130 Reporting Comprehensive Income ("SFAS No. 130"). SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components but does not affect the principles currently used to measure income. The standard requires disclosure of comprehensive income, which includes all changes in stockholders' equity with the exception of additional investments by stockholders or distributions to stockholders. Comprehensive income for the Corporation includes net income, cumulative translation adjustments, unrealized gains and losses on securities available for sale and minimum pension liability adjustments. Comprehensive income for the quarter ended February 26, 1999 and three months ended February 28, 1998 was as follows:

--------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME                                                       (UNAUDITED)         (UNAUDITED)
QUARTERS ENDED                                                          FEBRUARY 26, 1999   FEBRUARY 28, 1998
--------------------------------------------------------------------------------------------------------------
Net income                                                                        $ 8,891             $ 8,222
Other comprehensive income, before tax:
 Foreign currency translation adjustments                                          (4,019)             (1,998)
 Net unrealized gains (losses) on securities:
  Net unrealized gains (losses) arising during the period                            (453)                159
  Less: Reclassification adjustment for gains included in net income                   (2)                  -
 Income tax benefit related to items of other comprehensive income                  1,730                 715
--------------------------------------------------------------------------------------------------------------
Comprehensive income                                                              $ 6,147             $ 7,098
==============================================================================================================

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

-------------------------------------------------------------------------------------------------------
                                                                    (UNAUDITED)
  COMBINED FINANCIAL POSITION OF CONSTRUCTION JOINT VENTURES     FEBRUARY 26, 1999   NOVEMBER 30, 1998
-------------------------------------------------------------------------------------------------------
Current assets                                                           $ 319,216           $ 407,790
Property and equipment, net                                                 50,440              52,698
Current liabilities                                                       (210,294)           (269,813)
-------------------------------------------------------------------------------------------------------
Net assets                                                               $ 159,362           $ 190,675
=======================================================================================================

-------------------------------------------------------------------------------------------------------
COMBINED RESULTS OF OPERATIONS OF CONSTRUCTION JOINT VENTURES       (UNAUDITED)      (UNAUDITED)
QUARTERS ENDED                                                   FEBRUARY 26, 1999   FEBRUARY 28, 1998
-------------------------------------------------------------------------------------------------------
Revenue                                                                  $ 251,156           $ 260,951
Cost of revenue                                                           (230,104)           (214,581)
-------------------------------------------------------------------------------------------------------
Gross profit (excludes indirect overhead cost)                           $  21,052           $  46,370
=======================================================================================================

----------------------------------------------------------------------------------------
CORPORATION'S SHARE OF RESULTS OF OPERATIONS OF
CONSTRUCTION JOINT VENTURES                          (UNAUDITED)         (UNAUDITED)
QUARTERS ENDED                                    FEBRUARY 26, 1999   FEBRUARY 28, 1998
----------------------------------------------------------------------------------------
Revenue                                                    $ 98,527            $ 93,789
Cost of revenue                                             (91,062)            (78,879)
----------------------------------------------------------------------------------------
Gross profit (excludes indirect overhead cost)             $  7,465            $ 14,910
========================================================================================

MINING VENTURES:

  At February 26, 1999, the Corporation had ownership interests in two mining ventures, MIBRAG mbH (33%) and Westmoreland Resources, Inc. (20%). The Corporation provides contract mining services to these ventures.

---------------------------------------------------------------------------------------------------------
                                                                       (UNAUDITED)
         COMBINED FINANCIAL POSITION OF MINING VENTURES            FEBRUARY 26, 1999   NOVEMBER 30, 1998
---------------------------------------------------------------------------------------------------------
Current assets                                                             $ 262,579           $ 313,607
Non-current assets                                                            97,064             123,286
Property and equipment, net                                                  647,988             594,916
Current liabilities                                                         (109,016)            (87,824)
Long-term debt                                                              (337,332)           (356,767)
Other non-current liabilities                                               (349,356)           (369,823)
---------------------------------------------------------------------------------------------------------
Net assets                                                                 $ 211,927           $ 217,395
=========================================================================================================

---------------------------------------------------------------------------------------------------------
COMBINED RESULTS OF OPERATIONS OF MINING VENTURES                     (UNAUDITED)      (UNAUDITED)
QUARTERS ENDED                                                     FEBRUARY 26, 1999   FEBRUARY 28, 1998
---------------------------------------------------------------------------------------------------------
Revenue                                                                    $ 104,066           $  82,045
Cost of revenue                                                              (97,333)            (70,664)
---------------------------------------------------------------------------------------------------------
Gross profit (excludes indirect overhead cost)                             $   6,733           $  11,381
=========================================================================================================

---------------------------------------------------------------------------------------------------------
CORPORATION'S SHARE OF RESULTS OF OPERATIONS OF MINING VENTURES       (UNAUDITED)      (UNAUDITED)
QUARTERS ENDED                                                     FEBRUARY 26, 1999   FEBRUARY 28, 1998
---------------------------------------------------------------------------------------------------------
Revenue                                                                    $  30,871           $  25,576
Cost of revenue                                                              (27,488)            (22,023)
---------------------------------------------------------------------------------------------------------
Gross profit (excludes indirect overhead cost)                             $   3,383           $   3,553
=========================================================================================================

  The Corporation received dividend distributions of $772 from mining ventures during the quarter ended February 26, 1999.

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

LETTERS OF CREDIT:

  In the normal course of business, the Corporation causes letters of credit to be issued in connection with contract performance obligations which are not reflected in the balance sheet. The Corporation is obligated to reimburse the issuer of such letters of credit for any payments made thereunder. At February 26, 1999 and November 30, 1998 $32,755 and $37,157, respectively, in face amount of such letters of credit were outstanding. The Corporation has pledged securities available for sale as collateral for its reimbursement obligations in respect to $3,000 in face amount of certain letters of credit that were outstanding at February 26, 1999.

  In connection with a 1989 sale of Old MK's ownership interest of a shipbuilding subsidiary, the Corporation assumed a guarantee of port facility bonds of $21,000 through 2002. The former subsidiary has collateralized the bonds with certain assets and has established a sinking fund of $5,308 for the bonds. No loss on the guarantee is probable and, accordingly, no accrual has been made by the Corporation.

OTHER:

  In May 1998, Leucadia National Corporation filed an action against the Corporation and certain officers and directors in The United States District Court for the District of Utah, Civil Action Number 2:98CV-0327S. The complaint alleges fraud in the sale of shares of MK Gold Corporation by Old MK to Leucadia and seeks rescission of the sale and restitution of $22,500. Leucadia contends that the Corporation knew or believed that a non-competition agreement between the Corporation and MK Gold was unenforceable and failed to disclose that belief to Leucadia. The non-competition agreement is the subject of separate litigation between MK Gold and the Corporation. On January 5, 1999, the two cases were consolidated for trial. Trial has been set for August 16, 1999.

  Certain current and former officers, employees and directors of the Corporation were named defendants in an action filed in the United States District Court for the District of Idaho: John B. Blyler and Malcolm J. Corse v. William J. Agee, et. al., Civil Action No. 97-0332-S-BLW. The complaint alleges, among other things, that the defendants breached certain fiduciary duties.

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

6.  SUBSEQUENT EVENTS

ACQUISITION OF WESTINGHOUSE BUSINESSES:

  On March 22, 1999, the Corporation and British Nuclear Fuels, Ltd. ("BNFL") acquired certain businesses (the "Westinghouse businesses") from CBS Corporation (formerly known as Westinghouse Electric Corporation). The Westinghouse businesses provide a wide range of products, services and technologies in the government services and nuclear industries throughout the world.

  The acquisition is valued at approximately $1,100,000, including $200,000 in cash and assumption of approximately $900,000 in liabilities. The Corporation's share, however, is approximately $121,000 in cash, which was funded from new revolving credit facilities totaling $250,000. BNFL's share is approximately $79,000 in cash and the assumption of approximately $900,000 in specified liabilities, commitments and obligations.

  Concurrent with the acquisition, the following three separate companies were formed to acquire the operations of the Westinghouse businesses:

  (1) Westinghouse Government Services Company, LLC ("WGS"), a limited liability company that provides defense-related operations and management services primarily for the U.S. Departments of Energy and Defense, including the production of tritium for national weapons programs and high-level waste solidification, and employs over 11,200 employees. The company is wholly-owned by the Corporation. BNFL retains a 40% passive economic interest in the profits and losses and cash flows of Westinghouse Government Services.

  (2) Westinghouse Government Environmental Services Company, LLC ("WGES"), a limited liability company that provides non-defense related governmental and environmental services, including environmental remediation and waste management services, and employs approximately 2,500 employees. This company is jointly owned by the Corporation (60%) and BNFL (40%). The Corporation will have management responsibility and control of WGS and WGES which will be organized under the newly formed Westinghouse Government Services Group.

  (3) Westinghouse Electric Company, LLC ("WELCO"), a limited liability company that provides commercial nuclear power technology with emphasis on service, fuel and instrumentation and control technologies for operating nuclear power plants. WELCO is also involved in the development of new plant technology and has received final design approval from the Nuclear Regulatory Commission for its advanced nuclear power plant, the AP600. Westinghouse Electric Company is wholly-owned by BNFL and has approximately 4,000 employees. Subject to governmental requirements and other applicable law, the Corporation will be the preferred supplier to WELCO (and to WELCO's customers where WELCO has the right to choose its customers' suppliers) for planning, constructing, demonstrating, operating, maintaining, repairing and upgrading nuclear power generation facilities and facilities in connection with WELCO's commercial nuclear and/or steam operations.

CREDIT FACILITIES:

  On March 19, 1999, the Corporation replaced its prior bank credit facility with new uncollateralized revolving credit facilities providing an aggregate amount of $250,000 of borrowing capacity available to acquire the Westinghouse businesses, for general corporate purposes, to support working capital requirements and to support letters of credit and other potential acquisitions. The new credit facilities consist of a $150,000 five-year facility which provides for both revolving borrowings and the issuance of letters of credit, and a $100,000 one-year facility which provides for revolving borrowings which may be converted, at the Corporation's option, to a term loan having a maturity of one year after the then current expiration of such facility. The term of each facility may be extended annually for an additional year by mutual agreement of the banks and the Corporation. The facilities' covenants require the maintenance of financial ratios, and place limitations on guarantees, liens, investments, dividends and other matters.

  The facilities provide for interest on loans, payable quarterly, at the applicable LIBOR rate or the base rate, as defined, plus an additional margin. The additional margin ranges from 1.25% to 2.00% for the LIBOR rate and 0.25% to 1.00% for the base rate, based on the ratio of earnings before interest, taxes, depreciation and amortization to the Corporation's funded debt. On March 19, 1999, the Corporation paid $3,700 in underwriting fees to the banks and is required to pay annual and quarterly commitment and letter of credit fees.

  The Corporation borrowed $120,000 under the facilities on March 22, 1999 in connection with its funding requirements for the Westinghouse acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS QUARTERLY REPORT ON FORM 10-Q AND OTHER REPORTS AND STATEMENTS FILED BY MORRISON KNUDSEN CORPORATION FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION (COLLECTIVELY, "SEC FILINGS") CONTAIN OR MAY CONTAIN FORWARD-LOOKING STATEMENTS. WHEN USED IN SEC FILINGS, THE WORDS "MAY," "WILL," "ANTICIPATE," "BELIEVE," "ESTIMATE," "EXPECT," "FUTURE," "INTEND," "PLAN," "COULD," "SHOULD," "POTENTIAL" OR "CONTINUE" OR THE NEGATIVE OR OTHER VARIATIONS THEREOF, AS WELL AS OTHER STATEMENTS REGARDING MATTERS THAT ARE NOT HISTORICAL FACT, ARE OR MAY CONSTITUTE FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS ARE NECESSARILY BASED ON VARIOUS ASSUMPTIONS AND ESTIMATES AND ARE INHERENTLY SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES, INCLUDING, IN ADDITION TO ANY RISKS AND UNCERTAINTIES DISCLOSED IN THE TEXT SURROUNDING SUCH STATEMENTS OR ELSEWHERE IN THE SEC FILINGS, RISKS AND UNCERTAINTIES RELATING TO THE POSSIBLE INVALIDITY OF THE UNDERLYING ASSUMPTIONS AND ESTIMATES AND POSSIBLE CHANGES OR DEVELOPMENTS IN SOCIAL, ECONOMIC, BUSINESS, INDUSTRY, MARKET, LEGAL AND REGULATORY CIRCUMSTANCES AND CONDITIONS AND ACTIONS TAKEN OR OMITTED TO BE TAKEN BY THIRD PARTIES, INCLUDING THE CORPORATION'S CUSTOMERS, SUPPLIERS, BUSINESS PARTNERS AND COMPETITORS AND LEGISLATIVE, REGULATORY, JUDICIAL AND OTHER GOVERNMENTAL AUTHORITIES AND OFFICIALS. SHOULD THE CORPORATION'S ASSUMPTIONS OR ESTIMATES PROVE TO BE INCORRECT, OR SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, ACTUAL AMOUNTS, RESULTS, EVENTS AND CIRCUMSTANCES MAY VARY SIGNIFICANTLY FROM THOSE REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS.

RESULTS OF OPERATIONS
QUARTER ENDED FEBRUARY 26, 1999 COMPARED TO
THE QUARTER ENDED FEBRUARY 28, 1998

-------------------------------------------------------
(IN MILLIONS)                            1999     1998
-------------------------------------------------------
Revenue                                $421.3   $385.0
Gross profit                             20.8     19.0
General and administrative expenses      (8.0)    (5.4)
Goodwill amortization                     (.8)     (.9)
Investment income                         1.1      2.2
Interest expense                          (.2)     (.2)
Other income (expense), net               2.2        -
Income tax expense                       (6.3)    (6.6)
Net income                                8.9      8.2
=======================================================

REVENUE AND GROSS PROFIT:

  Revenue for the quarter ended February 26, 1999 increased 9% compared to the quarter ended February 28, 1998. The MK Contractors Group experienced an increase in revenue principally due to major bridge retrofit work and highway construction from the Heavy Civil Division and increased coal production from the Mining Division. Industrial/Process volume also increased in the MK Engineers and Constructors Group.

  Gross profit for the quarter ended February 26, 1999 increased $1.8 million over the comparable period of 1998. The Corporation's gross profit as a percent of revenue was 4.9% for the first quarter of 1999 and 1998. The gross profit of MK Engineers and Constructors Group increased slightly over the first quarter of 1998 due to an increase in volume from the Industrial Process Division and a decrease in group overhead resulting from staff and cost reductions related to the reorganization and consolidation of the Environmental Group into MK Engineers and Constructors in 1998. Gross profit from the MK Contractors Group decreased primarily due to the impact of the milestone achievement for initial profit recognition under the Corporation's accounting policies on a large highway construction project in the first quarter of 1998. This decrease was partially offset by the favorable resolution of royalty issues on certain mining properties.

  At February 26, 1999, backlog of $2,685 million was comprised of $922 million (34%) of revenue from fee-type contracts and $1,763 million (66%) of revenue from fixed-price contracts and the Corporation's share of revenue from mining ventures.

GENERAL AND ADMINISTRATIVE EXPENSES:

  General and administrative expense of $8.0 million for the quarter ended February 26, 1999 increased $2.6 million from the comparable period in 1998 principally due to additional compensation expense of $1.7 million related to a key executive retirement and a key executive recruitment, an increase in costs related to the implementation of new computer systems and an increase in professional expenses.

GOODWILL:

  Goodwill amortization for the first quarter of 1999 decreased slightly to $.8 million from $.9 million in the first quarter of 1998 as a result of management's resolution during the fourth quarter of 1998 of the likelihood of the future realization of the tax benefits of deductible temporary differences and net operating loss carryforwards relating to Old MK. This resolution resulted in an increase in deferred tax assets, a decrease in recorded goodwill associated with Old MK at November 30, 1998, and a related reduction of subsequent annual goodwill amortization of $.5 million. In connection with the Corporation's recent acquisition of the Westinghouse businesses, an adjustment to deferred tax assets and related goodwill associated with Old MK of $40 to $50 million, and a related reduction in future annual goodwill amortization expense of $1.1 to $1.4 million, is expected. The amount of goodwill related to the Westinghouse acquisition has not been determined.

INVESTMENT INCOME:

  The Corporation's investment income of $1.1 million in the first quarter of 1999 declined from $2.2 million in the first quarter of 1998, principally due to interest recognized on claims for U.S. federal income tax refunds received in January 1998 and a reduction in available corporate cash invested in a short-term asset management account.

OTHER INCOME (EXPENSE):

  Other income (expense) of $2.2 million for the quarter ended February 26, 1999 resulted principally from favorable resolution of certain contingencies relating to the sale of a former subsidiary of Old MK.

INCOME TAX EXPENSE:

  The effective tax rate for the first quarter of 1999 was 41.5% compared to 44% in the first quarter of 1998, principally due to the eligibility of foreign tax credits (as opposed to deductions) for use against U.S. federal income taxes and a lower proportion of non-deductible expenses to pretax income. The effective tax rate is higher than the U.S. federal statutory rate of 35% because of state income taxes and non-deductible expenses. The Corporation may realize a further reduction in the effective income tax rate for the remainder of 1999 as a result of the March 22, 1999 acquisition of the Westinghouse businesses and any resulting: (1) reduction of nondeductible goodwill amortization expense relating to the acquisition of Old MK, (2) eligibility of foreign tax credits from prior years, and (3) additional pretax income expected from the Westinghouse businesses. Additional reductions, if any, will be reflected in quarters ending after the acquisition date. The anticipated reduction in the effective tax rate is subject to, among other things, the Corporation's ability to meet or exceed estimated pretax earnings levels for 1999.

FINANCIAL CONDITION

  The Corporation has three principal sources of near-term liquidity: (1) existing cash and cash equivalents; (2) cash generated by its operations; and
(3) revolving loan borrowings under its bank credit facilities. Management believes the Corporation's liquidity and capital resources should be sufficient to meet its reasonably foreseeable working capital, capital expenditure and other anticipated cash requirements.

----------------------------------------------------------------------
LIQUIDITY AND CAPITAL RESOURCES (IN THOUSANDS)

----------------------------------------------------------------------
                                FEBRUARY 26, 1999   FEBRUARY 28, 1998
----------------------------------------------------------------------
CASH AND CASH EQUIVALENTS:
Beginning of period                      $ 67,054            $ 53,215
End of period                              28,823              68,862
----------------------------------------------------------------------
                                           QUARTERS ENDED
                                FEBRUARY 26, 1999   FEBRUARY 28, 1998
----------------------------------------------------------------------
NET CASH PROVIDED (USED) IN:
Operating activities                     $(31,436)           $ 27,756
Investing activities                       (4,775)            (11,507)
Financing activities                       (2,020)               (602)
----------------------------------------------------------------------

  Cash and cash equivalents decreased $38.2 million to $28.8 million at February 26, 1999 from $67.0 million at November 30, 1998. Operating activities used $31.4 million in cash during the quarter ended February 26, 1999 for additional joint-venture investments, incentive and bonus plan payments and working capital requirements relating to construction and engineering contracts which the Corporation expects to recover within the next two quarters. Cash provided by operating activities during the first quarter of 1998 included $25.2 million of income tax refunds and interest thereon. Cash provided from or used in operating activities from period to period is affected by the mix, stage of completion and commercial terms of engineering and construction contracts which are reflected in changes in net operating assets and liabilities. Cash flow for the quarter ended February 26, 1999 also reflects $3.6 million of net purchases of property and equipment, $.6 million of net purchases of securities held for sale in connection with the Corporation's self-insured risk management program, and $2.2 million used for the repurchase of 251,600 shares of the Corporation's common stock for treasury.

  The Corporation received authorization in January 1998 to repurchase, in open market transaction, block trades or otherwise up to 2 million shares of the Corporation's outstanding common stock designed to counteract the dilutive effect of the issuance of stock under its stock option plans, and up to 2.765 million of its warrants to purchase common stock. Since program inception, 1,224,700 shares of common stock have been repurchased. Subject to market conditions and other factors, these purchases may be continued, discontinued and resumed from time to time without prior notice. It is anticipated that future purchases will be funded from available cash and equivalents and operating cash flows.

  The Corporation anticipates net capital expenditures for major construction equipment of approximately $20 million during the remainder of 1999 for normal replacement and to meet near-term equipment requirements for new work.

  As discussed in Note 6. "Subsequent Events -- Acquisition of Westinghouse businesses and Credit facilities" of NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, ON MARCH 22, 1999 the Corporation and British Nuclear Fuels, Ltd. ("BNFL") acquired certain businesses from CBS Corporation (the "Westinghouse businesses") which provide defense and non-defense related governmental and environmental services. The Corporation's share of the purchase price was approximately $121 million in cash, which was funded through borrowing under a new $250 million uncollateralized revolving credit agreement entered into with certain financial institutions on March 19, 1999. The agreement provides for a five-year $150 million revolving credit and letter of credit facility and a one-year $100 million revolving credit facility which may be converted at the Corporation's option into a term loan maturing one year after the then current expiration date of such facility (the "Facilities"). In addition to funding the acquisition of the Westinghouse businesses, the Facilities are available to support working capital requirements and for general corporate purposes. The Facilities replace the Corporation's prior $200 million bank credit facility. Depending on conditions in capital markets and other factors, the Corporation may consider the possible issuance of other long-term debt or other securities.

  The Corporation may, from time to time, pursue opportunities to complement existing operations through business combinations and participation in ventures, which may require additional financing and utilization of the Corporation's capital resources.

BACKLOG

Backlog of all uncompleted contracts at February 26, 1999 was $2,685 million, compared with $2,680 million at November 30, 1998. New work awarded in the quarter ended February 26, 1999 totaled $425 million compared with $440 million for the quarter ended November 30, 1998.

THE YEAR 2000 ISSUE

  The Year 2000 issue results from the development of computer programs and electronic circuitry that use two digits rather than four to define calendar years. These programs may fail to properly differentiate between calendar years in the twenty-first century and calendar years in the twentieth century (e.g., they may recognize a date using "00" as the year 1900 rather than the year
2000). If not corrected, the Year 2000 issue could result in complete system failures or miscalculations causing significant disruption of normal business activities. The Year 2000 issue affects virtually all companies and organizations, including the Corporation.

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

  The Corporation has developed and implemented a strategic plan (the "Year 2000 Project") to achieve Year 2000 readiness. The Year 2000 Project's activities are intended to remediate the Year 2000 issue in all major categories of systems and electronic devices in use by the Corporation, including IT systems, non-IT devices and supply chain relationships so that the Corporation may continue its operations without interruption or with minimal disruption. It also includes communication with critical third parties such as clients, vendors, subcontractors and other business partners to determine the expected degree of Year 2000 compliance of those parties, and to monitor their progress towards Year 2000 readiness. The Year 2000 Project includes the following phases: (1) awareness, (2) inventory, (3) assessment, (4) remediation, (5) testing/validation, and (6) return to production. Progress reports on the Year 2000 Project are presented regularly to the Corporation's senior management and periodically to the Audit Committee of the Board of Directors.

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

  The Corporation is in various "inventory," "assessment," "remediation" and "testing/validation" phases with regard to its IT systems and non-IT devices. As part of the Year 2000 Project regarding IT systems, the Corporation continues implementing new or upgraded Year 2000 compliant systems for financial information, human resources and payroll. These systems are expected to be completed in July, 1999.

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

  The Corporation's Year 2000 Project utilizes both internal and external resources. The total cost of the Corporation's activities to achieve Year 2000 readiness is currently estimated at approximately $21.6 million. As of February 26, 1999, the direct costs incurred by the Corporation to remediate Year 2000 issues were approximately $11.5 million.

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

ENVIRONMENTAL CONTINGENCY

The United States Environmental Protection Agency has notified the Corporation and approximately 20 other parties that each is a potentially responsible party with regard to hazardous substances generated or disposed of at the Summitville Mine Superfund Site. See Note 5. "Contingencies and Commitments -- Summitville environmental matters" of Notes to Condensed Consolidated Financial Statements.

ADOPTION OF ACCOUNTING PRINCIPLE

Effective December 1, 1998, the Corporation adopted Statement of Financial Accounting Standards No. 130 Reporting Comprehensive Income ("SFAS No. 130") which establishes standards for the reporting and display of comprehensive income and its components. SFAS No. 130 requires the reporting of total comprehensive income in condensed financial statements of interim periods and more expanded disclosures at year end. See Note 3. "Comprehensive Income" of Notes to Condensed Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
(IN THOUSANDS)

  The Corporation's exposure to market risk for changes in interest rates relates primarily to the Corporation's short-and long-term investment portfolio and debt obligations. The Corporation's short-term investment portfolio consists primarily of highly liquid instruments with maturities of one month or less. The Corporation's long-term investment portfolio consists primarily of high-quality debt instruments with maturities under 10 years and an average maturity of 3.5 years. These long-term instruments are held to fund potential workers compensation obligations of the Corporation. The Corporation seeks to match the maturities of these instruments as closely as possible with its anticipated workers compensation obligations and to hold these instruments to maturity in order to minimize market risk exposure. As of February 26, 1999, the Corporation had $11,873 of short-term investments classified as cash equivalents and $46,205 in its long-term investment portfolio.

  The Corporation may from time to time effect borrowings under its bank credit facility for general corporate purposes, including working capital requirements, capital expenditures and acquisitions. Borrowings under the bank credit facility bear interest at the applicable LIBOR or base rate and, therefore, the Corporation is subject to fluctuations in interest rates. As of February 26, 1999, the Corporation had no outstanding debt obligations.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information regarding legal proceedings set forth under the caption "Other" in Note 5. "Contingencies and Commitments" of Notes to Condensed Consolidated Financial Statements is incorporated by reference in response to this Item 1.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

       Filed in Part I
       None

       Filed in Part II
       The Exhibits to this Quarterly Report on Form 10-Q are listed in the
       Exhibit Index contained elsewhere in this Quarterly Report.

  (b)  Reports on Form 8-K

       No reports on Form 8-K were filed in the first quarter of 1999.

All other items required under Part II are omitted because they are not applicable.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          MORRISON KNUDSEN CORPORATION



                          /S/Anthony S. Cleberg
                          ----------------------------------------------------
                          Executive Vice President and Chief Financial Officer, in his respective capacities as such

Date: March 31, 1999

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

EXHIBIT
NUMBER      EXHIBITS
------      --------

10.1* Five-Year Credit Agreement dated as of March 19, 1999 among the registrant, Bank of Montreal and NationsBanc Montgomery Securities, Inc., Bank of America National Trust and Savings Association and the Lenders which are or may become parties thereto.

10.2* 364-Day Credit Agreement dated as of March 19, 1999 among the registrant, Bank of Montreal and NationsBanc Montgomery Securities, Inc., Bank of America National Trust and Savings Association and the Lenders which are or may become parties thereto.

10.3* Amended and Restated Consortium Agreement between the registrant's wholly-owned subsidiary, Morrison Knudsen Corporation, an Ohio corporation, and BNFL USA Group, Inc.

27.*        Financial Data Schedule.