Form 10-Q
period 1999-05-28
MORRISON KNUDSEN CORP//
filed 1999-07-12
CIK 906469

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q
                               QUARTERLY REPORT


    Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                             For the Quarter Ended

                                 May 28, 1999

                        Commission File Number 1-12054



                     <LOGO>  MORRISON KNUDSEN CORPORATION



                            A Delaware Corporation
                  IRS Employer Identification No. 33-0565601

                  MORRISON KNUDSEN PLAZA, BOISE, IDAHO 83729
                                208 / 386-5000


At May 28, 1999, 52,663,906 shares of the registrant's $.01 par value common stock were outstanding.

The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and has been subject to such filing requirements for the past 90 days.

    |X| Yes | | No

                         MORRISON KNUDSEN CORPORATION
                      Quarterly Report Form 10-Q for the
                          Quarter Ended May 28, 1999


                               TABLE OF CONTENTS

                        PART I.  FINANCIAL INFORMATION

                                                                        PAGE
Item 1. Condensed Consolidated Financial Statements and Notes Thereto

          Statements of Income for the Quarter and Six Months Ended
          May 28, 1999 and May 31, 1998                                 I-1

          Balance Sheets at May 28, 1999 and November 30, 1998          I-2

          Statements of Cash Flows for the Six Months Ended
          May 28, 1999 and May 31, 1998                                 I-4

          Notes to Financial Statements                                 I-5

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                      I-12

Item 3. Quantitative and Qualitative Disclosures about Market Risk     I-19


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

Item 6. Exhibits and Reports on Form 8-K                               II-2


                                  SIGNATURES

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MORRISON KNUDSEN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
QUARTER AND SIX MONTHS ENDED MAY 28, 1999 AND MAY 31, 1998
(In thousands except share data)
(UNAUDITED)

----------------------------------------------------------------------------------------------------------------
                                                            Quarter Ended                  Six Months Ended
                                                         May 28,      May 31,             May 28,       May 31,
                                                          1999         1998                1999          1998
----------------------------------------------------------------------------------------------------------------
Revenue                                              $   567,826   $   436,069        $   989,136   $   821,110
Cost of revenue                                         (543,466)     (413,948)          (943,991)     (780,013)
----------------------------------------------------------------------------------------------------------------
Gross profit                                              24,360        22,121             45,145        41,097
General and administrative expenses                       (6,432)       (6,063)           (14,406)      (11,469)
Goodwill amortization                                     (3,529)         (896)            (4,295)       (1,783)
----------------------------------------------------------------------------------------------------------------
Operating income                                          14,399        15,162             26,444        27,845
Investment income                                          1,063         1,175              2,155         3,463
Interest expense                                          (2,822)         (177)            (2,989)         (371)
Other income, net                                          9,583           148             11,810           144
----------------------------------------------------------------------------------------------------------------
Income before income taxes and minority interests
 in income of consolidated subsidiaries                   22,223        16,308             37,420        31,081
Income tax expense                                        (7,960)       (7,224)           (14,266)      (13,775)
Minority interests in income of consolidated
 subsidiaries                                               (472)            -               (472)            -
----------------------------------------------------------------------------------------------------------------
Net income                                           $    13,791   $     9,084        $    22,682   $    17,306
================================================================================================================
Income per share
 Basic                                                      $.26          $.17               $.43          $.32
 Diluted                                                     .26           .17                .43           .32
----------------------------------------------------------------------------------------------------------------
Common shares used to compute income per share
 Basic                                                53,006,349    54,166,797         53,121,045    54,195,425
 Diluted                                              53,163,273    54,448,303         53,265,410    54,408,912
----------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

MORRISON KNUDSEN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
AT MAY 28, 1999 (UNAUDITED) AND NOVEMBER 30, 1998
(In thousands except share data)


ASSETS                                                                  1999        1998
-------------------------------------------------------------------------------------------
Current assets
Cash and cash equivalents                                           $   34,806   $  67,054
Accounts receivable, including retentions of $19,137 and $18,627       181,710     175,513
Unbilled receivables                                                   135,602      74,552
Inventories, net of progress payments                                   12,093           -
Refundable income taxes                                                    577         780
Investments in and advances to construction joint ventures              88,243      70,855
Deferred income taxes                                                   48,159      26,489
Other                                                                    6,409      12,479
-------------------------------------------------------------------------------------------
Total current assets                                                   507,599     427,722
-------------------------------------------------------------------------------------------

Investments and other assets
Securities available for sale, at fair value                            43,044      45,985
Investments in mining ventures                                          63,150      67,967
Assets held for sale                                                         -      14,169
Cost in excess of net assets acquired, net of accumulated
 amortization of $13,605 and $9,330                                    351,336     112,994
Deferred income taxes                                                   56,027      30,965
Other                                                                   17,369       8,077
-------------------------------------------------------------------------------------------
Total investments and other assets                                     530,926     280,157
-------------------------------------------------------------------------------------------

Property and equipment, at cost
Construction equipment                                                 164,743     179,337
Land and improvements                                                    7,983       6,993
Buildings and improvements                                              14,780       6,341
Equipment and fixtures                                                  78,423      63,534
-------------------------------------------------------------------------------------------

Total property and equipment                                           265,929     256,205
Less accumulated depreciation                                         (153,833)   (175,933)
-------------------------------------------------------------------------------------------
Property and equipment, net                                            112,096      80,272
-------------------------------------------------------------------------------------------
Total assets                                                        $1,150,621   $ 788,151
===========================================================================================

The accompanying notes are an integral part of the financial statements.

LIABILITIES AND STOCKHOLDERS' EQUITY                                                     1999        1998
------------------------------------------------------------------------------------------------------------
Current liabilities
Accounts payable                                                                      $   76,384   $ 56,388
Subcontracts payable, including retentions of $22,823 and $22,843                         53,351     59,857
Billings in excess of cost and estimated earnings on uncompleted contracts                53,128     40,959
Estimated costs to complete long-term contracts                                           63,494     49,228
Accrued salaries, wages and benefits                                                      77,871     58,939
Income taxes payable                                                                       1,656      1,535
Other accrued liabilities                                                                 37,069     36,118
------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                362,953    303,024
------------------------------------------------------------------------------------------------------------
Non-current liabilities
Long-term debt                                                                           100,000          -
Postretirement benefit obligation                                                         81,206     53,456
Accrued workers' compensation                                                             28,899     39,625
Pension and deferred compensation liabilities                                            102,990     16,390
Environmental remediation obligations                                                      7,086      4,753
------------------------------------------------------------------------------------------------------------
Total non-current liabilities                                                            320,181    114,224
------------------------------------------------------------------------------------------------------------
Contingencies and commitments (Note 5)
------------------------------------------------------------------------------------------------------------
Minority interests                                                                        85,601          -
------------------------------------------------------------------------------------------------------------
Stockholders' equity
Preferred stock, 10,000,000 shares authorized                                                  -          -
Common stock, par value $.01, authorized 100,000,000 shares;
 issued 54,359,142 and 54,334,898                                                            544        544
Capital in excess of par value                                                           248,610    248,277
Stock purchase warrants                                                                    6,554      6,555
Retained earnings                                                                        154,093    131,411
Treasury stock, 1,695,236 and 982,488 shares, at cost                                    (19,618)   (12,960)
Accumulated other comprehensive income:
 Cumulative translation adjustments, net of income tax benefit                            (8,032)    (3,050)
 Unrealized net gain on securities available for sale, net of income tax liability           405        796
 Minimum pension liability adjustment, net of income tax benefit                            (670)      (670)
------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                               381,886    370,903
------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                            $1,150,621   $788,151
============================================================================================================

MORRISON KNUDSEN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED MAY 28, 1999 AND MAY 31, 1998
(In thousands)
(UNAUDITED)

                                                                      1999       1998
-----------------------------------------------------------------------------------------
Operating activities
Net income                                                          $  22,682   $ 17,306
Adjustments to reconcile net income to net cash provided (used)
  by operating activities:
 Depreciation of property and equipment                                10,534     12,312
 Amortization of goodwill                                               4,295      1,773
 Deferred income taxes                                                  3,268      9,474
 Minority interest in net income of consolidated subsidiaries             472          -
 Equity in net income of mining ventures less dividends received       (2,333)    (4,453)
 Gain on sale of assets                                                (9,176)         -
 Other investments and assets, net                                     (8,970)      (540)
 Increase in net operating assets                                     (32,967)    (4,422)
-----------------------------------------------------------------------------------------
Net cash provided (used) by operating activities                      (12,195)    31,450
-----------------------------------------------------------------------------------------
Investing activities
Property and equipment acquisitions                                   (18,968)   (12,489)
Property and equipment disposals                                        2,109      4,415
Purchases of securities available for sale                             (4,776)   (10,377)
Sale and maturities of securities available for sale                    7,081      5,098
Purchase of businesses, net of cash acquired                         (123,110)    (3,663)
Proceeds from sales of businesses                                      25,914      2,758
-----------------------------------------------------------------------------------------
Net cash used in investing activities                                (111,750)   (14,258)
-----------------------------------------------------------------------------------------
Financing activities
Net proceeds from revolving line of credit                            100,000          -
Purchase of treasury stock                                             (6,657)    (2,463)
Distributions to minority interests                                    (1,867)         -
Redemption of redeemable preferred stock, Series A                          -    (18,000)
Other                                                                     221        352
-----------------------------------------------------------------------------------------
Net cash provided (used) by financing activities                       91,697    (20,111)
-----------------------------------------------------------------------------------------
Decrease in cash and cash equivalents                                 (32,248)    (2,919)
Cash and cash equivalents at beginning of period                       67,054     53,215
-----------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                          $  34,806   $ 50,296
=========================================================================================
Supplemental disclosure of cash flow information:
 Interest paid                                                       $  2,846  $     371
 Income tax paid (refunded), net                                        3,059     (4,035)
-----------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

MORRISON KNUDSEN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of dollars except share data)

1.      UNAUDITED INTERIM FINANCIAL STATEMENTS

        The accompanying condensed consolidated financial statements and related notes of Morrison Knudsen Corporation and subsidiaries (the "Corporation") should be read in conjunction with the audited consolidated financial statements and related notes included in the Corporation's Annual Report on Form 10-K for the year ended November 30, 1998. The comparative consolidated balance sheet and related disclosures at November 30, 1998 have been derived from the audited balance sheet and financial statement footnotes. The accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, that in the opinion of management are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the quarter ended May 28, 1999 are not necessarily indicative of the operating results to be expected for the full year.

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

3.      COMPREHENSIVE INCOME

        Effective December 1, 1998, the Corporation adopted Statement of Financial Standards No. 130 Reporting Comprehensive Income which establishes standards for the reporting and display of comprehensive income. Comprehensive income for the quarter and six months ended May 28, 1999 and May 31, 1998 was as follows:

----------------------------------------------------------------------------------------------------
Comprehensive income                                                     (Unaudited)    (Unaudited)
Quarter ended                                                            May 28, 1999   May 31, 1998
----------------------------------------------------------------------------------------------------
Net income                                                                   $13,791         $9,084
Other comprehensive income, before tax:
 Foreign currency translation adjustments                                     (2,517)          (977)
 Net unrealized gains (losses) on securities:
  Net unrealized gains (losses) arising during the period                       (112)            59
  Less: Reclassification adjustment for gains included in net income               -              -
 Income tax benefit related to items of other comprehensive income             1,023            357
----------------------------------------------------------------------------------------------------
Comprehensive income                                                         $12,185         $8,523
====================================================================================================

----------------------------------------------------------------------------------------------------
Comprehensive income                                                     (Unaudited)    (Unaudited)
Six months ended                                                         May 28, 1999   May 31, 1998
----------------------------------------------------------------------------------------------------
Net income                                                                   $22,682        $17,306
Other comprehensive income, before tax:
 Foreign currency translation adjustments                                     (4,982)        (2,198)
 Net unrealized gains (losses) on securities:
  Net unrealized gains (losses) arising during the period                       (389)           157
  Less: Reclassification adjustment for gains included in net income              (2)             -
 Income tax benefit related to items of other comprehensive income             2,090            794
----------------------------------------------------------------------------------------------------
Comprehensive income                                                         $19,399        $16,059
====================================================================================================

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

--------------------------------------------------------------------------------------------------
                                                                   (Unaudited)
Combined financial position of construction joint ventures        May 28, 1999   November 30, 1998
--------------------------------------------------------------------------------------------------
Current assets                                                      $ 357,914           $ 407,790
Property and equipment, net                                            46,443              52,698
Current liabilities                                                  (224,292)           (269,813)
--------------------------------------------------------------------------------------------------
Net assets                                                          $ 180,065           $ 190,675
==================================================================================================

--------------------------------------------------------------------------------------------------
Combined results of operations of construction joint ventures      (Unaudited)        (Unaudited)
Six months ended                                                   May 28, 1999       May 31, 1998
--------------------------------------------------------------------------------------------------
Revenue                                                             $ 568,346           $ 591,214
Cost of revenue                                                      (525,546)           (500,394)
--------------------------------------------------------------------------------------------------
Gross profit (excludes indirect overhead cost)                      $  42,800           $  90,820
==================================================================================================

------------------------------------------------------------------------------
Corporation's share of results of operations of
construction joint ventures                        (Unaudited)    (Unaudited)
Six months ended                                   May 28, 1999   May 31, 1998
------------------------------------------------------------------------------
Revenue                                              $ 218,409      $ 209,073
Cost of revenue                                       (202,997)      (180,562)
------------------------------------------------------------------------------
Gross profit (excludes indirect overhead cost)       $  15,412      $  28,511
==============================================================================

Mining ventures:

        At May 28, 1999, the Corporation had ownership interests in two mining ventures, MIBRAG mbH (33%) and Westmoreland Resources, Inc. (20%). The Corporation provides contract mining services to these ventures.


----------------------------------------------------------------------------------------------------
                                                                    (Unaudited)
Combined financial position of mining ventures                      May 28, 1999   November 30, 1998
----------------------------------------------------------------------------------------------------
Current assets                                                        $ 218,168           $ 313,607
Non-current assets                                                       93,526             123,286
Property and equipment, net                                             615,171             594,916
Current liabilities                                                     (64,751)            (87,824)
Long-term debt                                                         (326,575)           (356,767)
Other non-current liabilities                                          (331,549)           (369,823)
----------------------------------------------------------------------------------------------------
Net assets                                                            $ 203,990           $ 217,395
====================================================================================================

----------------------------------------------------------------------------------------------------
Combined results of operations of mining ventures                   (Unaudited)         (Unaudited)
Six months ended                                                    May 28, 1999        May 31, 1998
----------------------------------------------------------------------------------------------------
Revenue                                                               $ 179,382           $ 156,088
Cost of revenue                                                        (168,725)           (139,665)
----------------------------------------------------------------------------------------------------
Gross profit (excludes indirect overhead cost)                        $  10,657           $  16,423
----------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------
Corporation's share of results of operations of mining ventures     (Unaudited)         (Unaudited)
Six months ended                                                    May 28, 1999        May 31, 1998
----------------------------------------------------------------------------------------------------
Revenue                                                               $  54,885           $  48,705
Cost of revenue                                                         (51,780)            (43,615)
----------------------------------------------------------------------------------------------------
Gross profit (excludes indirect overhead cost)                        $   3,105           $   5,090
====================================================================================================

        The Corporation received dividend distributions of $772 and $632 from mining ventures during the six months ended May 28, 1999 and May 31, 1998, respectively.

5.      CONTINGENCIES AND COMMITMENTS

Summitville environmental matters:

        From July 1985 to June 1989, Industrial Constructors Corp., a subsidiary of the Corporation ("ICC"), performed certain contract mining services at the Summitville mine near Del Norte, Colorado. The United States Environmental Protection Agency (the "EPA") has notified the Corporation and approximately 20 other parties that each is a potentially responsible party ("PRP") with regard to hazardous substances generated or disposed of at the Summitville Mine Superfund Site (the "Site"). The EPA has not commenced any litigation or other proceedings against the Corporation. The Corporation has had only preliminary discussions with the EPA but has been informally advised that the EPA does not consider the Corporation eligible for a de minimis settlement (the basis for settlement by several PRPs considered to have contributed less than 3% volume and toxicity of the hazardous substances at the Site).

        In 1996, the United States of America and the State of Colorado commenced an action under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") against Robert Friedland, one of the PRPs, to recover the remediation costs incurred and to be incurred at the Site. No other parties were named as defendants in the original complaint in this action. On April 30, 1999, Mr. Friedland filed a third-party complaint in this action naming ICC and nine other PRPs as defendants alleging that such defendants are jointly and severally liable for such costs and requesting that the same be equitably allocated.

        According to a report published in August 1996, the EPA estimated that the total remediation costs incurred and to be incurred at the Site will be $120,000. The Corporation is not a party to any agreement regarding an allocation of responsibility, and the EPA has not made an allocation of responsibility among the PRPs. The Corporation's share, if any, of the aggregate environmental liability associated with the Site is not presently determinable and depends upon, among other things, the manner in which liability may be allocated to or among the Corporation or other PRPs associated with the Site, the efficacy of any defenses that the Corporation or such other PRPs may have to any assertion of liability, the willingness and ability of such other PRPs to discharge such liability as may be allocated to them and the outcome of any negotiations or settlement discussions between the Corporation and the EPA and/or such other PRPs. Accordingly, no remediation costs have been accrued at May 28, 1999.

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

Letters of credit:

        In the normal course of business, the Corporation causes letters of credit to be issued in connection with contract performance obligations which are not reflected in the balance sheet. The Corporation is obligated to reimburse the issuer of such letters of credit for any payments made thereunder. At May 28, 1999 and November 30, 1998, $40,986 and $37,157, respectively, in face amount of such letters of credit were outstanding. The Corporation has pledged securities available for sale as collateral for its reimbursement obligations with respect to $3,000 in face amount of certain letters of credit that were outstanding at May 28, 1999.

        In connection with a 1989 sale of Old MK's ownership interest of a shipbuilding subsidiary, the Corporation assumed a guarantee of port facility bonds of $21,000 through 2002. The former subsidiary has collateralized the bonds with certain assets and has established a sinking fund of $5,354 for the bonds. No loss on the guarantee is probable and, accordingly, no accrual has been made by the Corporation.

Other:

        In May 1998, Leucadia National Corporation filed an action against the Corporation and certain officers and directors in The United States District Court for the District of Utah, Civil Action Number 2:98CV-0327S. The complaint alleges fraud in the sale of shares of MK Gold Corporation by Old MK to Leucadia and seeks rescission of the sale and restitution of $22,500. Leucadia contends that the Corporation knew or believed that a non-competition agreement between the Corporation and MK Gold was unenforceable and failed to disclose that belief to Leucadia. The non-competition agreement is the subject of separate litigation between MK Gold and the Corporation. On January 5, 1999, the two cases were consolidated for trial. A trial date has not been set.

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

6. ACQUISITION OF GESCO BUSINESSES

        On March 22, 1999, the Corporation and British Nuclear Fuels, Ltd. ("BNFL") acquired the Government and Environmental Services Division ("GESCO Businesses") from CBS Corporation (formerly known as Westinghouse Electric Corporation) pursuant to an Asset Purchase Agreement dated June 25, 1998 (the "GESCO Acquisition"). The GESCO Businesses provide a wide range of products, services and technologies in the government services and nuclear industries throughout the world.

        Concurrent with the GESCO Acquisition, the following two separate companies were formed to acquire the operations of the GESCO Businesses:

  1. Westinghouse Government Services Company, LLC ("WGS"), a limited liability company that provides defense-related operations and management services for the U.S. Departments of Energy and Defense, including the production of tritium for national weapons programs and high-level waste solidification, and employs over 11,200 employees.

  2. Westinghouse Government Environmental Services Company, LLC ("WGES"), a limited liability company that provides non-defense related governmental and environmental services, including environmental remediation and waste management services, and employs approximately 2,500 employees.

        The respective rights and obligations of the Corporation and BNFL with respect to WGS and WGES are set forth in the Amended and Restated Consortium Agreement (the "Consortium Agreement") dated March 19, 1999 (a copy of which is filed as Exhibit 10.3 to the Corporation's Quarterly Report on Form 10-Q for its fiscal quarter ended

February 26, 1999), and in certain other documents referred to therein. Pursuant to the Consortium Agreement and such other documents, 60% of the profits, losses and cash flows of WGS and WGES are allocated to the Corporation and 40% of the profits, losses and cash flows are allocated to BNFL. WGS and WGES constitute the Corporation's Westinghouse Government Services Group.

        The estimated aggregate purchase price of the GESCO Businesses was approximately $212,741 (subject to the resolution of certain adjustments provided for in the Asset Purchase Agreement) consisting of cash paid to CBS of $201,060 and acquisition costs of $11,681. The Corporation's share of the estimated aggregate purchase price was $127,645 and was funded primarily through borrowings from the Corporation's bank credit facilities. The acquisition of the GESCO Businesses is being accounted for as a purchase business combination. The Corporation's results of operations and financial position and cash flows include the Westinghouse Government Services Group on a consolidated basis and reflect BNFL's 40% minority interest of the Group and a third party's 35% minority interest in Safe Sites of Colorado, LLC, a subsidiary of the Group.

        The aggregate purchase price has been allocated to the net assets acquired, with the remainder recorded as excess cost over net assets acquired on the basis of preliminary estimates of fair values. These estimates of fair values were determined by the Corporation's management based primarily on information provided by CBS Corporation and the management of the GESCO Businesses. The final allocation of the purchase price will be based on a complete evaluation of the assets and liabilities of the GESCO Businesses. Finalization of these matters could have a material effect on the purchase price allocation and, with respect to certain employee benefit obligations, could take more than a year to compute.

        The following unaudited pro forma information presents the consolidated results of operations of the Corporation as if the GESCO Acquisition had taken place on December 1, 1997, and after giving effect to certain adjustments, including amortization of goodwill, depreciation expense, interest expense, amortization of new credit facility fees and related tax effects. These pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of operating results that would have resulted had the GESCO Acquisition occurred on the dates indicated, or of future operating results.

-------------------------------------------------------
                             (Unaudited)    (Unaudited)
Six months ended            May 28, 1999   May 31, 1998
-------------------------------------------------------
Revenue                       $1,112,133     $1,024,756
Net income                        28,935         14,341
Basic income per share               .54            .26
Diluted income per share             .54            .26
-------------------------------------------------------

7. CREDIT FACILITIES

        On March 19, 1999, the Corporation replaced its prior bank credit facility with new uncollateralized revolving credit facilities providing an aggregate amount of $250,000 of borrowing capacity available to acquire the GESCO Businesses, for general corporate purposes, to support working capital requirements and to support letters of credit and other potential acquisitions. On April 26, 1999, the new credit facilities were increased to $325,000 consisting of a $195,000 five-year facility which provides for both revolving borrowings and the issuance of letters of credit, and a $130,000 one-year facility which provides for revolving borrowings which may be converted, at the Corporation's option, to a term loan having a maturity of one year after the then current expiration of such facility. The term of each facility may be extended annually for an additional year by mutual agreement of the banks and the Corporation. The facilities' covenants require the maintenance of financial ratios, and place limitations on guarantees, liens, investments, dividends and other matters.

        The facilities provide for interest on loans, payable quarterly, at the applicable LIBOR rate or the base rate, as defined, plus an additional margin. The additional margin ranges from 1.25% to 2.00% for the LIBOR rate and 0.25% to 1.00% for the base rate, based on the ratio of earnings before interest, taxes, depreciation and amortization to the Corporation's funded debt. The effective interest rate as of May 28, 1999 was 6.43%. On March 19, 1999, the Corporation paid $3,700 in underwriting fees to the banks and is required to pay annual and quarterly commitment and letter of credit fees.

8.      SALES OF BUSINESSES

        During the quarter ended May 28, 1999, the Corporation sold a foreign non-core subsidiary of Old MK and a domestic concrete and aggregate business and recognized pretax gains of $2,297 and $6,433, respectively. Proceeds from the sales of both businesses totaled $25,914.

9.      INCOME TAXES

        As a result of the GESCO Acquisition and related projections of additional future annual income, management evaluated the likelihood of the future realization of the tax benefits of deductible temporary differences and net operating losses relating to Old MK. During the second quarter of 1999, this evaluation resulted in a $50,000 increase in deferred tax assets by way of a reduction in the related valuation allowance, and a $50,000 decrease in recorded goodwill relating to Old MK. The Corporation realized a reduction in the effective income tax rate for the second quarter of 1999 which may continue for the remainder of 1999 as a result of the GESCO Acquisition and the resulting (1) reduction of non-deductible goodwill amortization expense relating to the acquisition of Old MK, (2) eligibility of foreign tax credits from prior years and (3) additional pretax income expected from the GESCO Businesses, resulting in a lower proportion of non-deductible expenses to pretax income.

10.     SUPPLEMENTAL BALANCE SHEET INFORMATION - INVENTORIES

------------------------------------------------------
                                         May 28, 1999
------------------------------------------------------
Raw materials                                $  2,786
Work in process                                35,799
Finished goods                                  3,990
------------------------------------------------------
                                               42,575
Progress payments                             (30,482)
------------------------------------------------------
Inventories, net of progress payments        $ 12,093
======================================================

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

RESULTS OF OPERATIONS
QUARTER AND SIX MONTHS ENDED MAY 28, 1999 COMPARED TO
THE QUARTER AND SIX MONTHS ENDED MAY 31, 1998

-----------------------------------------------------------------------------------------------
                                                           Quarter Ended      Six Months Ended
                                                          May 28,   May 31,   May 28,   May 31,
(In millions)                                              1999      1998      1999      1998
-----------------------------------------------------------------------------------------------
Revenue                                                   $567.8    $436.1    $989.1    $821.1
Gross profit                                                24.4      22.1      45.1      41.1
General and administrative expenses                         (6.4)     (6.1)    (14.4)    (11.5)
Goodwill amortization                                       (3.5)      (.9)     (4.3)     (1.8)
Investment income                                            1.1       1.2       2.2       3.5
Interest expense                                            (2.8)      (.2)     (3.0)      (.4)
Other income                                                 9.6        .1      11.8        .1
Income before income tax and minority interests             22.2      16.3      37.4      31.1
Income tax                                                  (8.0)     (7.2)    (14.3)    (13.8)
Minority interests                                           (.5)        -       (.5)        -
Net income                                                  13.8       9.1      22.7      17.3
===============================================================================================

Revenue and gross profit:

        Revenue for the quarter and six months ended May 28, 1999 increased 30% and 20%, respectively, over the comparable periods of 1998 principally due to the GESCO Acquisition and the resulting consolidation of the Westinghouse Government Services Group's results of operations during the quarter. Revenue and volume of executed work also increased in the Industrial Process and Energy Divisions of the MK Engineers and Constructors Group and in both the Heavy Civil and Mining Divisions of the MK Contractors Group.

        Gross profit for the quarter and six months ended May 28, 1999 increased $2.2 million and $4.0 million, respectively, over the same periods reported in 1998. The Corporation's gross profit as a percent of revenue was 4.3% and 4.6% for the quarter and six months ended May 28, 1999 compared to 5.1% and 5.0% for the comparable periods of 1998.

        The increase in gross profit was primarily due to the inclusion of the earnings of the Westinghouse Government Services Group in the Corporation's consolidated results of operations for the first time this quarter. Gross profit was impacted by $3.2 million for the recognition of additional cost of revenue associated with the recognition of a purchase accounting adjustment which occurred at the acquisition date in connection with the write up of inventories to fair value in connection with the GESCO Acquisition. Additional cost of revenue of $1.0 million relating to this adjustment will be recognized in the third quarter. Gross profit was also affected by $.9 million of costs incurred on a significant contract proposal. Due to a relatively significant proportion of performance-based incentive fees in its contracts, earnings expectations of the Westinghouse Government Services Group are heavily weighted to the fourth quarter. The Corporation recognizes performance-based incentive fees when awarded by the client.

        Gross profit decreased slightly for the MK Engineers and Constructors Group due to a lower proportion of earnings from generally more profitable fixed-price work executed during the first six months of 1999 compared to the same period in 1998, combined with significant contract proposal costs incurred of $1.5 million. Gross profit of the MK Contractors Group decreased for the quarter ended May 28, 1999 from the same period in 1998 principally due to additional costs incurred in estimating and pursuing design-build projects and a change in the estimate to complete a large profitable fixed-price project. The decrease was partially offset by the recognition of a loss in the second quarter of 1998 related to startup difficulties associated with a fixed-price construction contract. This Group's gross profit for the six months ended May 28, 1999 was also lower than the comparable period in 1998 due to the milestone achievement for initial profit recognition on the project under the Corporation's accounting policies in the first quarter of 1998.

        Diversification of the Corporation's business may cause operating margins to vary between periods because of changes in mix and timing of cost-plus and fixed-price contracts and the inherent risks and rewards in fixed-price contracting. Operating margins often differ from expectations, and the Corporation may experience unexpected gains or losses on contracts. Through geographic, customer and risk diversification, the Corporation strives to manage the level of risks associated with its contracts.

        At May 28, 1999, backlog of $3,063 million was comprised of $1,404 million (46%) from fee-type contracts and $1,659 million (54%) from fixed-price contracts and the Corporation's share from mining ventures.

General and administrative expenses:

        General and administrative expenses of $14.4 million for the six months ended May 28, 1999 increased $2.9 million from the comparable period of 1998, principally due to additional compensation expense of $1.7 million related to a key executive retirement, a key executive recruitment and increased information systems ("IS") costs related to implementation of new computer systems.

Goodwill:

        Amortization of cost in excess of net assets acquired ("goodwill") for the quarter and six months ended May 28, 1999 increased $2.6 million and $2.5 million, respectively, from the comparable periods of 1998 due to the amortization of goodwill related to the GESCO Acquisition (the "GESCO goodwill") which is being amortized over a period of twenty years. Annual amortization of the GESCO goodwill is currently estimated at $14.6 million, subject to possible adjustments to the recorded amount of GESCO goodwill in connection with the finalization of the allocation of the purchase price to the fair value of the net assets acquired. As a result of the GESCO Acquisition and related projections of additional future income, management evaluated the likelihood of the future realization of the tax benefits of deductible temporary differences and net operating losses relating to Old MK. During the quarter, this evaluation resulted in a $50 million increase in deferred tax assets by way of a reduction in the related valuation allowance, a decrease in recorded goodwill relating to Old MK and a related $.3 million reduction in goodwill amortization during the quarter ended May 28, 1999. These reductions will also result in a reduction in future annual goodwill amortization of $1.3 million.

Investment income:

        Investment income of $2.2 million for the six months ended May 28, 1999 declined $1.3 million from the comparable period in 1998, principally due to interest recognized on claims for U.S. federal income tax refunds received in January of 1998 and a reduction in available corporate cash invested in a short-term asset management account.

Interest expense:

        Interest expense for the quarter and six months ended May 28, 1999 increased $2.6 million over the comparable periods of 1998 due to $1.7 million of interest incurred and amortization of prepaid bank fees associated with the Corporation's revolving credit facilities and $1.0 million from the write off of prepaid fees associated with the Corporation's previous credit facility.

Other income (expense):

        Other income of $9.6 million and $11.8 million, respectively, for the quarter and six months ended May 28, 1999 increased from $.1 million recognized in the comparable periods in 1998. During the second quarter of 1999, the Corporation sold a foreign non-core subsidiary of Old MK and a domestic concrete and aggregate business and recognized respective pre-tax gains of $2.3 million and $6.4 million. During the first quarter of 1999, the Corporation recognized a $2.2 million gain resulting from the favorable resolution of certain contingencies relating to the sale of a former subsidiary of Old MK.

Income tax expense:

        The effective tax rate for the quarter and six months ended May 28, 1999 was 35.8% and 38.1%, respectively, compared to 44.3% in the comparable periods of 1998, principally due to the eligibility of foreign tax credits (as opposed to deductions) for use against U.S. federal income taxes and a lower proportion of non-deductible expenses to pretax income. The effective tax rate is higher than the U.S. federal statutory rate of 35% because of state income taxes and non-deductible expenses.

        The Corporation realized a reduction in the effective income tax rate for the second quarter of 1999 which may continue for the remainder of 1999 as a result of the GESCO Acquisition and the resulting (1) reduction of non-deductible goodwill amortization expense relating to the acquisition of Old MK,
(2) eligibility of foreign tax credits from prior years and (3) additional pretax income expected from the GESCO Businesses, resulting in a lower proportion of non-deductible expenses to pretax income. The anticipated effective tax rate for the remainder of 1999 is subject to, among other things, the Corporation's ability to meet or exceed estimated pretax earnings levels for 1999.

Minority interests:

        Minority interests in the income of consolidated subsidiaries of $.5 million for the quarter and six months ended May 28, 1999 consist of BNFL's 40% minority interest in the earnings of the GESCO Businesses and a 35% minority interest in the earnings of Safe Sites of Colorado, LLC, a subsidiary of the GESCO Businesses. The GESCO Businesses were acquired March 22, 1999.

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

----------------------------------------------------------------
Liquidity and capital resources (in thousands)
----------------------------------------------------------------
                                  May 28, 1999     May 31, 1998
----------------------------------------------------------------
Cash and cash equivalents:
Beginning of period                    $  67,054       $ 53,215
End of period                             34,806         50,296
----------------------------------------------------------------
                                          Six months ended
                                  May 28, 1999     May 31, 1998
----------------------------------------------------------------
Net cash provided (used) in:
Operating activities                   $ (12,195)      $ 31,450
Investing activities                    (111,750)       (14,258)
Financing activities                      91,697        (20,111)
----------------------------------------------------------------

        Cash and cash equivalents decreased $32.2 million to $34.8 million at May 28, 1999 from $67.0 million at November 30, 1998. Operating activities used $12.2 million in cash during the six months ended May 28, 1999 for additional joint-venture investments, incentive and bonus plan payments and working capital requirements relating to construction and engineering contracts which the Corporation expects to recover within the next quarter. Cash provided by operating activities during the comparable period of 1998 included $25.2 million of income tax refunds and interest thereon. Cash provided from or used in operating activities from period to period is affected by the mix, stage of completion and commercial terms of engineering and construction contracts which are reflected in changes in net operating assets and liabilities. Cash flow for the six months ended May 28, 1999 also reflects $123.1 million of cash consideration paid to CBS Corporation and other acquisition costs paid in connection with the GESCO Acquisition, net of cash acquired, $16.9 million of net purchases of property and equipment, $2.3 million of cash received for the net sales and maturities of securities available for sale and $25.9 million received from the sales of two businesses. Financing activities included $100.0 million of net borrowings under the Corporation's credit facilities, $6.7 million used for the repurchase of 712,700 shares of the Corporation's common stock for treasury and $1.9 million of distributions paid on account of minority interests in the operations of the Westinghouse Government Services Group.

        The Corporation received authorization in January 1998 to repurchase, in open market transaction, block trades or otherwise up to 2 million shares of the Corporation's outstanding common stock designed to counteract the dilutive effect of the issuance of stock under its stock option plans, and up to 2.765 million of its warrants to purchase common stock. Since program inception, 1,685,800 shares of common stock have been repurchased. Subject to market conditions and other factors, these purchases may be continued, discontinued and resumed from time to time without prior notice. It is anticipated that future purchases will be funded from available cash and cash equivalents and operating cash flows.

        The Corporation anticipates net capital expenditures for major construction equipment of approximately $18 million during the remainder of 1999 for normal replacement and to meet near-term equipment requirements for new work.

        As discussed in Note 7. "Credit Facilities" of Notes to Condensed Consolidated Financial Statements and as previously disclosed, on March 19, 1999, the Corporation replaced its prior $200 million bank credit facility with new uncollateralized revolving credit facilities providing an aggregate amount of $250 million of borrowing capacity used to acquire the GESCO Businesses. On April 26, 1999, the new credit facilities were increased to $325 million consisting of a $195 million five-year facility which provides for both revolving borrowings and the issuance of letters of credit, and a $130 million one-year facility which provides for revolving borrowings which may be converted, at the Corporation's option, into a term loan maturing one year after the then current expiration date of such facility. Depending on conditions in capital markets and other factors, the Corporation may consider the possible issuance of other long-term debt or other securities.

        The Corporation may, from time to time, pursue opportunities to complement existing operations through business combinations and participation in ventures, which may require additional financing and utilization of the Corporation's capital resources.

BACKLOG

        Backlog of all uncompleted contracts at May 28, 1999 was $3,063 million, compared with $2,680 million at November 30, 1998. New work awarded in the quarter and six months ended May 28, 1999 totaled $312 million and $738 million compared with $439 million and $943 million for the quarter and six months ended May 31, 1998.

THE YEAR 2000 ISSUE

        The Year 2000 issue results from the development of computer programs and electronic circuitry that use two digits rather than four to define calendar years. These programs may fail to differentiate between calendar years in the twenty-first century and calendar years in the twentieth century (e.g., they may recognize a date using "00" as the year 1900 rather than the year 2000). If not corrected, the Year 2000 issue could result in complete system failures or miscalculations causing significant disruption of normal business activities. The Year 2000 issue affects virtually all companies and organizations, including the Corporation.

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

        The Corporation has substantially completed the "awareness" and "inventory" phases of the Year 2000 Project. The Corporation is in various "assessment," "remediation" and "testing/validation" phases with regard to its IT systems and non-IT devices. As part of the Year 2000 Project regarding IT systems, the Corporation continues implementing new or upgraded Year 2000 compliant systems for financial information, human resources and payroll. These systems are expected to be completed in July 1999, with the exception of the earnings records system, which is scheduled for completion in October 1999.

        The Corporation is corresponding with its major clients and joint-venture and other business partners, and with all vendors and subcontractors that have been determined, through practical risk assessment techniques, to be critical to the Corporation, in order to determine the Year 2000 readiness or progress of those entities and to assess any related risk to the Corporation.

        As part of the Year 2000 Project, the Corporation is developing contingency plans to address potential Year 2000 disruptions to the Corporation's core business processes. Such plans have not yet been fully developed, and the Corporation will continue to develop them as necessary to address Year 2000 risks from internal, external and infrastructure sources. Completion of the Year 2000 Project, including the development of contingency plans, is expected by September 30, 1999, except for completion of the earnings records system, which is expected to be completed in October 1999.

        The Corporation's Year 2000 Project utilizes both internal and external resources. The total cost of the Corporation's activities to achieve Year 2000 readiness is currently estimated at approximately $20 million. As of May 28, 1999, the direct costs incurred by the Corporation to remediate Year 2000 issues were approximately $14.8 million.

        The Westinghouse Government Services Group continues implementing its preacquisition Year 2000 Program, which addresses IT and non-IT systems and supplier relationships. The program includes the following phases: (1) inventory, (2) assessment, (3) planning, (4) renovation, (5) validation, (6) implementation and (7) contingency planning. All mission critical IT and non-IT systems are expected to be Year 2000 ready by July 1999, with all non-mission critical systems expected to be completed by October 1999. The total cost for the Westinghouse Government Services Group to become Year 2000 ready is currently estimated at approximately $48.1 million, and is substantially funded by the federal government.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
(In thousands)

        The Corporation's exposure to market risk for changes in interest rates relates primarily to the Corporation's short- and long-term investment portfolio and debt obligations. The Corporation's short-term investment portfolio consists primarily of highly liquid instruments with maturities of one month or less. The Corporation's long-term investment portfolio consists primarily of high-quality debt instruments with maturities under 10 years and an average maturity of 3.5 years. These long-term instruments are held to fund potential workers compensation obligations of the Corporation. The Corporation seeks to match the maturities of these instruments as closely as possible with its anticipated workers compensation obligations and to hold these instruments to maturity in order to minimize market risk exposure. As of May 28, 1999, the Corporation had $18,187 of short-term investments classified as cash equivalents and $43,044 in its long-term investment portfolio.

        The Corporation may, from time to time, effect borrowings under its bank credit facility for general corporate purposes, including working capital requirements, capital expenditures and acquisitions. Borrowings under the bank credit facility bear interest at the applicable LIBOR or base rate and, therefore, the Corporation is subject to fluctuations in interest rates.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information regarding legal proceedings set forth under the caption "Other" in Note 5. "Contingencies and Commitments" of Notes to Condensed Consolidated Financial Statements is incorporated by reference in response to this Item 1.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  (a) The annual meeting of the Corporation's stockholders was held on April 9, 1999 at Boise, Idaho.

  (b) At the annual meeting, stockholders of record on February 26, 1999 were entitled to vote 53,121,753 shares of common stock. A total of 51,146,805 shares were represented at the meeting. The results of voting at the annual meeting are summarized below:

      (1) The election of eight directors duly nominated to terms expiring at the annual meeting of stockholders in 2000:

                                  For      Withheld
       David H. Batchelder     50,923,053   223,752
       Leonard R. Judd         50,924,492   222,313
       Robert S. Miller        50,919,178   227,627
       Dorn Parkinson          50,912,772   234,033
       Terry W. Payne          50,924,073   222,732
       John D. Roach           50,925,419   221,386
       Dennis R. Washington    50,921,042   225,763
       Thomas H. Zarges        50,920,353   226,452

      (2) Approval of the Morrison Knudsen Corporation Long-Term Incentive Compensation Plan:

       For        48,216,625
       Against       465,526
       Abstain     2,464,654

      (3) Ratification of the appointment of PricewaterhouseCoopers LLP as independent auditors of the Corporation for the fiscal year ending November 30, 1999:

       For        50,973,417
       Against        38,749
       Abstain       134,639

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

       Filed in Part I
       None

       Filed in Part II
       The Exhibits to this Quarterly Report on Form 10-Q are listed in the
       Exhibit Index contained elsewhere in this Quarterly Report.

  (b)  Reports on Form 8-K

       On April 6, 1999, the Corporation filed a current report on Form 8-K to disclose that on March 22, 1999, the Corporation and British Nuclear Fuels, Ltd. formed two separate limited liability companies, Westinghouse Government Services Company LLC, and Westinghouse Government Environmental Services LLC, which acquired certain governmental and nuclear services businesses from CBS Corporation (formerly known as Westinghouse Electric Corporation). It was also disclosed that the Corporation financed its portion of the purchase price under new credit facilities consisting of a $150,000,000 five-year facility which provides for both revolving borrowings and the issuance of letters of credit and a $100,000,000 one-year facility which provides for revolving borrowings.

       The Corporation filed a current report on Form 8-K on April 21, 1999 to disclose that on April 19,1999, Reed N. Brimhall was named Vice President and Controller of the Corporation and that Douglas L. Brigham, formerly Vice President and Controller, was appointed Senior Vice President and Chief Financial Officer of the MK Engineers and Constructors Group based in Cleveland, Ohio.

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

Date: July 9, 1999

                         MORRISON KNUDSEN CORPORATION
                                 EXHIBIT INDEX

Copies of exhibits will be supplied upon request. Exhibits will be provided at a fee of $.25 per page requested.


Exhibit
Number      Exhibits
-------     --------

10.1* First Amendment dated as of May 5, 1999 to the registrant's Five-Year Credit Agreement and 364-Day Credit Agreement each dated as of March 19, 1999, among the registrant, Bank of Montreal and NationsBanc Montgomery Securities, Inc., Bank of America National Trust and Savings Association and the Lenders which are or may become parties thereto.

10.2* Amendment No. 2 to the registrant's Amended and Restated Stock Option Plan.**

10.3*       The registrant's Long-Term Incentive Compensation Plan.**

10.4* The registrant's Nonqualified Stock Option Plan Agreement with Dennis R. Washington dated as of March 22, 1999.**

10.5* The registrant's Nonqualified Stock Option Plan Agreement with Dennis R. Washington dated as of April 8, 1999.**

10.6*       The registrant's Severance Agreement with Robert A. Tinstman.**

10.7* A description of the amendment to the registrant's employment agreements with Stephen G. Hanks and Thomas H. Zarges.**

27.*        Financial Data Schedule.

------------------------

*    Filed herewith.
** Management contract or compensatory plan or arrangement which is separately identified.