Form 10-Q
period 1999-08-27
MORRISON KNUDSEN CORP//
filed 1999-10-06
CIK 906469

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q
                                QUARTERLY REPORT


     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                             For the Quarter Ended

                                August 27, 1999

                         Commission File Number 1-12054



        [LOGO]           MORRISON KNUDSEN CORPORATION



                             A Delaware Corporation
                   IRS Employer Identification No. 33-0565601

                   MORRISON KNUDSEN PLAZA, BOISE, IDAHO 83729
                                 208 / 386-5000


At August 27, 1999, 52,349,829 shares of the registrant's $.01 par value common stock were outstanding.

The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and has been subject to such filing requirements for the past 90 days.

   X   Yes      No
  ----      ----

                          MORRISON KNUDSEN CORPORATION
                       Quarterly Report Form 10-Q for the
                         Quarter Ended August 27, 1999


                               TABLE OF CONTENTS

                         PART I.  FINANCIAL INFORMATION


                                                                                 PAGE

Item 1.      Condensed Consolidated Financial Statements and Notes Thereto

                 Statements of Income for the Quarter and Nine Months Ended
                         August 27, 1999 and August 31, 1998                     I-1

                 Balance Sheets at August 27, 1999 and November 30, 1998         I-2

                 Statements of Cash Flows for the Nine Months Ended
                 August 27, 1999 and August 31, 1998                             I-4

                 Notes to Financial Statements                                   I-5

Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                           I-13

Item 3.      Quantitative and Qualitative Disclosures about Market Risk          I-20

                          PART II.  OTHER INFORMATION
Item 1.      Legal Proceedings                                                   II-1

Item 6.      Exhibits and Reports on Form 8-K                                    II-1

                                   SIGNATURES

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MORRISON KNUDSEN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
QUARTER AND NINE MONTHS ENDED AUGUST 27, 1999 AND AUGUST 31, 1998
(In thousands except share data)
(UNAUDITED)

----------------------------------------------------------------------------------------------------------------------
                                                              Quarter Ended                   Nine Months Ended
                                                          August 27,   August 31,           August 27,     August 31,
                                                              1999         1998                 1999           1998
----------------------------------------------------------------------------------------------------------------------
Revenue                                                $   595,414    $   497,795          $ 1,584,550    $ 1,318,905
Cost of revenue                                           (563,665)      (476,488)          (1,507,656)    (1,256,501)
----------------------------------------------------------------------------------------------------------------------
Gross profit                                                31,749         21,307               76,894         62,404
General and administrative expenses                         (4,704)        (6,260)             (19,110)       (17,729)
Goodwill amortization                                       (4,105)          (894)              (8,400)        (2,677)
---------------------------------------------------------------------------------------------------------------------
Operating income                                            22,940         14,153               49,384         41,998
Investment income                                              529          1,254                2,684          4,717
Interest expense                                            (1,745)          (299)              (4,734)          (670)
Other income (expense), net                                 (1,399)         2,095               10,411          2,239
---------------------------------------------------------------------------------------------------------------------
Income before income taxes and minority interests
 in income of consolidated subsidiaries                     20,325         17,203               57,745         48,284
Income tax expense                                          (7,263)        (7,624)             (21,529)       (21,399)
Minority interests in income of consolidated
 subsidiaries                                                 (792)             -               (1,264)             -
---------------------------------------------------------------------------------------------------------------------
Net income                                             $    12,270    $     9,579          $    34,952    $    26,885
=====================================================================================================================
Income per share
 Basic                                                        $.23           $.18                 $.66           $.50
 Diluted                                                       .23            .18                  .66            .49
---------------------------------------------------------------------------------------------------------------------
Common shares used to compute income per share
 Basic                                                  52,397,033     53,807,802           52,876,256     54,065,857
 Diluted                                                52,567,747     53,815,103           53,029,357     54,341,098
---------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

MORRISON KNUDSEN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
AT AUGUST 27, 1999 (UNAUDITED) AND NOVEMBER 30, 1998
(In thousands except share data)

ASSETS                                                                                     1999         1998
---------------------------------------------------------------------------------------------------------------
Current assets
Cash and cash equivalents                                                               $   38,466    $  67,054
Accounts receivable, including retentions of $19,294 and $18,627                           202,705      175,513
Unbilled receivables                                                                       127,263       74,552
Inventories, net of progress payments                                                       17,139            -
Refundable income taxes                                                                        576          780
Investments in and advances to construction joint ventures                                  87,103       70,855
Deferred income taxes                                                                       45,698       26,489
Other                                                                                        7,306       12,479
---------------------------------------------------------------------------------------------------------------
Total current assets                                                                       526,256      427,722
---------------------------------------------------------------------------------------------------------------

Investments and other assets
Securities available for sale, at fair value                                                41,801       45,985
Investments in mining ventures                                                              66,796       67,967
Assets held for sale                                                                             -       14,169
Cost in excess of net assets acquired, net of accumulated
 amortization of $17,710 and $9,330                                                        347,281      112,994
Deferred income taxes                                                                       53,164       30,965
Other                                                                                       17,101        8,077
---------------------------------------------------------------------------------------------------------------
Total investments and other assets                                                         526,143      280,157
---------------------------------------------------------------------------------------------------------------

Property and equipment, at cost
Construction equipment                                                                     166,678      179,337
Land and improvements                                                                        7,983        6,993
Buildings and improvements                                                                  16,831        6,341
Equipment and fixtures                                                                      78,772       63,534
---------------------------------------------------------------------------------------------------------------

Total property and equipment                                                               270,264      256,205
Less accumulated depreciation                                                             (154,164)    (175,933)
---------------------------------------------------------------------------------------------------------------
Property and equipment, net                                                                116,100       80,272
---------------------------------------------------------------------------------------------------------------
Total assets                                                                            $1,168,499    $ 788,151
===============================================================================================================

The accompanying notes are an integral part of the financial statements.

LIABILITIES AND STOCKHOLDERS' EQUITY                                                       1999         1998
--------------------------------------------------------------------------------------------------------------
Current liabilities
Accounts payable                                                                        $   77,023    $ 56,388
Subcontracts payable, including retentions of $21,643 and $22,843                           52,204      59,857
Billings in excess of cost and estimated earnings on uncompleted contracts                  70,770      40,959
Estimated costs to complete long-term contracts                                             68,973      49,228
Accrued salaries, wages and benefits                                                        69,648      58,939
Income taxes payable                                                                         2,112       1,535
Other accrued liabilities                                                                   32,054      36,118
--------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                  372,784     303,024
--------------------------------------------------------------------------------------------------------------
Non-current liabilities
Long-term debt                                                                             100,000           -
Postretirement benefit obligation                                                           81,039      53,456
Accrued workers' compensation                                                               32,518      39,625
Pension and deferred compensation liabilities                                               99,013      16,390
Environmental remediation obligations                                                        6,853       4,753
--------------------------------------------------------------------------------------------------------------
Total non-current liabilities                                                              319,423     114,224
--------------------------------------------------------------------------------------------------------------
Contingencies and commitments (Note 5)
--------------------------------------------------------------------------------------------------------------
Minority interests                                                                          85,609           -
--------------------------------------------------------------------------------------------------------------
Stockholders' equity
Preferred stock, 10,000,000 shares authorized                                                    -           -
Common stock, par value $.01, authorized 100,000,000 shares;
 issued 54,359,265 and 54,334,898                                                              544         544
Capital in excess of par value                                                             248,665     248,277
Stock purchase warrants                                                                      6,554       6,555
Retained earnings                                                                          166,363     131,411
Treasury stock, 2,009,436 and 982,488 shares, at cost                                      (23,124)    (12,960)
Accumulated other comprehensive income:
 Cumulative translation adjustments, net of income tax benefit                              (7,871)     (3,050)
 Unrealized net gain on securities available for sale, net of income tax liability             222         796
 Minimum pension liability adjustment, net of income tax benefit                              (670)       (670)
--------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                 390,683     370,903
--------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                              $1,168,499    $788,151
==============================================================================================================

MORRISON KNUDSEN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED AUGUST 27, 1999 AND AUGUST 31, 1998
(In thousands)
(UNAUDITED)

                                                                                           1999         1998
--------------------------------------------------------------------------------------------------------------
Operating activities
Net income                                                                               $  34,952    $ 26,885
Adjustments to reconcile net income to net cash provided (used)
  by operating activities:
 Depreciation of property and equipment                                                     16,632      17,129
 Amortization of goodwill                                                                    8,400       2,659
 Deferred income taxes                                                                       8,592      16,329
 Minority interest in net income of consolidated subsidiaries                                2,043           -
 Equity in net income of mining ventures less dividends received                            (5,824)     (5,551)
 Gain on sale of assets                                                                     (9,203)          -
 Other investments and assets, net                                                          (5,549)     (2,095)
 Increase in net operating assets                                                          (40,588)    (17,458)
--------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                    9,455      37,898
--------------------------------------------------------------------------------------------------------------
Investing activities
Property and equipment acquisitions                                                        (30,907)    (15,582)
Property and equipment disposals                                                             3,852       4,026
Purchases of securities available for sale                                                  (8,337)    (18,743)
Sale and maturities of securities available for sale                                        11,706      12,990
Purchase of businesses, net of cash acquired                                              (123,280)     (4,037)
Proceeds from sales of businesses                                                           25,914       2,758
Other investing activities                                                                       -        (950)
--------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                     (121,052)    (19,538)
--------------------------------------------------------------------------------------------------------------
Financing activities
Net proceeds from revolving line of credit                                                 100,000           -
Purchase of treasury stock                                                                 (10,164)    (12,023)
Distributions to minority interests                                                         (3,275)          -
Redemption of redeemable preferred stock, Series A                                               -     (18,000)
Financing fees and other net                                                                (3,552)        877
--------------------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities                                            83,009     (29,146)
--------------------------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents                                                      (28,588)    (10,786)
Cash and cash equivalents at beginning of period                                            67,054      53,215
--------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                               $  38,466    $ 42,429
==============================================================================================================
Supplemental disclosure of cash flow information:
 Interest paid                                                                              $4,598    $    670
 Income tax paid (refunded), net                                                             3,874      (4,135)
--------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

MORRISON KNUDSEN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of dollars except share data)

1. UNAUDITED INTERIM FINANCIAL STATEMENTS

   The accompanying condensed consolidated financial statements and related notes of Morrison Knudsen Corporation and subsidiaries (the "Corporation") should be read in conjunction with the audited consolidated financial statements and related notes included in the Corporation's Annual Report on Form 10-K for the year ended November 30, 1998. The comparative consolidated balance sheet and related disclosures at November 30, 1998 have been derived from the audited balance sheet and financial statement footnotes. The accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, that in the opinion of management are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the quarter ended August 27, 1999 are not necessarily indicative of the operating results to be expected for the full year.

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

3. COMPREHENSIVE INCOME

   Effective December 1, 1998, the Corporation adopted Statement of Financial Standards No. 130 Reporting Comprehensive Income which establishes standards for the reporting and display of comprehensive income. Comprehensive income for the quarter and nine months ended August 27, 1999 and August 31, 1998 was as follows:

-----------------------------------------------------------------------------------------------------------
Comprehensive income                                                   (Unaudited)        (Unaudited)
Quarter ended                                                        August 27, 1999    August 31, 1998
-----------------------------------------------------------------------------------------------------------
Net income                                                                $12,270            $ 9,579
Other comprehensive income, before tax:
 Foreign currency translation adjustments                                     228              1,043
 Net unrealized gains (losses) on securities:
  Net unrealized gains (losses) arising during the period                    (178)               527
  Less: Reclassification adjustment for gains included in net income         (121)                (3)
 Income tax benefit related to items of other comprehensive income             49                374
-----------------------------------------------------------------------------------------------------------
Comprehensive income                                                      $12,248            $11,520
===========================================================================================================

------------------------------------------------------------------------------------------------------------
Comprehensive income                                                   (Unaudited)        (Unaudited)
Nine months ended                                                    August 27, 1999    August 31, 1998
------------------------------------------------------------------------------------------------------------
Net income                                                                $34,952            $26,885
Other comprehensive income, before tax:
 Foreign currency translation adjustments                                  (7,525)            (1,360)
 Net unrealized gains (losses) on securities:
  Net unrealized gains (losses) arising during the period                    (815)               586
  Less: Reclassification adjustment for gains included in net income         (124)                (3)
 Income tax benefit related to items of other comprehensive income          3,069                676
------------------------------------------------------------------------------------------------------------
Comprehensive income                                                      $29,557            $26,784
============================================================================================================

4. VENTURES

   The Corporation's share of results of operations from construction joint ventures and mining ventures presented below excludes any allocation of division or group level indirect overhead cost. Such costs are included in cost of revenue in the Corporation's consolidated statement of income.

Construction joint ventures:

   The Corporation participates in joint ventures, generally as sponsor and manager of the projects, which are formed to bid, negotiate and complete specific projects. The size, scope and duration of joint-venture projects vary among periods.

------------------------------------------------------------------------------------------------------------
                                                                       (Unaudited)
Combined financial position of construction joint ventures           August 27, 1999    November 30, 1998
------------------------------------------------------------------------------------------------------------
Current assets                                                            $385,261            $407,790
Property and equipment, net                                                 44,418              52,698
Current liabilities                                                       (262,572)           (269,813)
------------------------------------------------------------------------------------------------------------
Net assets                                                                $167,107            $190,675
============================================================================================================
------------------------------------------------------------------------------------------------------------
Combined results of operations of construction joint ventures          (Unaudited)      ( Unaudited)
Nine months ended                                                    August 27, 1999   August 31, 1998
------------------------------------------------------------------------------------------------------------
Revenue                                                                   $851,760            $904,274
Cost of revenue                                                           (796,272)           (771,544)
------------------------------------------------------------------------------------------------------------
Gross profit (excludes indirect overhead cost)                            $ 55,488            $132,730
============================================================================================================

------------------------------------------------------------------------------------------------------------
Corporation's share of results of operations of
construction joint ventures                                            (Unaudited)        (Unaudited)
Nine months ended                                                     August 27, 1999    August 31, 1998
------------------------------------------------------------------------------------------------------------
Revenue                                                                   $336,832           $326,945
Cost of revenue                                                           (315,523)          (283,637)
------------------------------------------------------------------------------------------------------------
Gross profit (excludes indirect overhead cost)                            $ 21,309           $ 43,308
============================================================================================================

Mining ventures:

   At August 27, 1999, the Corporation had ownership interests in two mining ventures, MIBRAG mbH (33%) and Westmoreland Resources, Inc. (20%). The Corporation provides contract mining services to these ventures.

 -------------------------------------------------------------------------------------------------------------
                                                                       (Unaudited)
Combined financial position of mining ventures                        August 27, 1999    November 30, 1998
-------------------------------------------------------------------------------------------------------------
Current assets                                                            $209,024           $313,607
Non-current assets                                                         100,226            123,286
Property and equipment, net                                                636,286            594,916
Current liabilities                                                        (70,574)           (87,824)
Long-term debt                                                            (326,324)          (356,767)
Other non-current liabilities                                             (333,485)          (369,823)
--------------------------------------------------------------------------------------------------------------
Net assets                                                                $215,153           $217,395
==============================================================================================================
--------------------------------------------------------------------------------------------------------------
Combined results of operations of mining ventures                      (Unaudited)        (Unaudited)
Nine months ended                                                     August 27, 1999    August 31, 1998
--------------------------------------------------------------------------------------------------------------
Revenue                                                                   $251,463           $220,869
Cost of revenue                                                           (230,209)          (201,235)
--------------------------------------------------------------------------------------------------------------
Gross profit (excludes indirect overhead cost)                            $ 21,254           $ 19,634
==============================================================================================================
--------------------------------------------------------------------------------------------------------------
Corporation's share of results of operations of mining ventures         (Unaudited)        (Unaudited)
Nine months ended                                                      August 27, 1999    August 31, 1998
--------------------------------------------------------------------------------------------------------------
Revenue                                                                   $77,738            $69,886
Cost of revenue                                                           (71,142)           (63,703)
--------------------------------------------------------------------------------------------------------------
Gross profit (excludes indirect overhead cost)                            $ 6,596            $ 6,183
==============================================================================================================

  The Corporation received dividend distributions of $772 and $632 from mining ventures during the nine months ended August 27, 1999 and August 31, 1998, respectively.

5.  CONTINGENCIES AND COMMITMENTS

Summitville environmental matters:

    From July 1985 to June 1989, Industrial Constructors Corp. ("ICC"), a subsidiary of the Corporation, performed certain contract mining services at the Summitville mine near Del Norte, Colorado. The United States Environmental Protection Agency (the "EPA") has notified the Corporation and approximately 20 other parties that each is a potentially responsible party ("PRP") with regard to hazardous substances generated or disposed of at the Summitville Mine Superfund Site (the "Site"). The EPA has not commenced any litigation or other proceedings against the Corporation. The Corporation has had only preliminary discussions with the EPA but has been informally advised that the EPA does not consider the Corporation eligible for a de minimis settlement (the basis for settlement by several PRPs considered to have contributed less than 3% volume and toxicity of the hazardous substances at the Site).

    In 1996, the United States of America and the State of Colorado commenced an action under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") against Robert Friedland, one of the PRPs, to recover the remediation costs incurred and to be incurred at the Site. No other parties were named as defendants in the original complaint in this action. On April 30, 1999, Mr. Friedland filed a third-party complaint in this action naming ICC and nine other PRPs as defendants alleging that such defendants are jointly and severally liable for such costs and requesting that the same be equitably allocated. On August 10, 1999, ICC filed an answer to Mr. Friedland's third-party complaint denying the allegations set forth therein.

    According to a report published in August 1996, the EPA estimated that the total remediation costs incurred and to be incurred at the Site will be $120,000. The Corporation is not a party to any agreement regarding an allocation of responsibility, and the EPA has not made an allocation of responsibility among the PRPs. The Corporation's share, if any, of the aggregate environmental liability associated with the Site is not presently determinable and depends upon, among other things, the manner in which liability may be allocated to or among the Corporation or other PRPs associated with the Site, the efficacy of any defenses that the Corporation or such other PRPs may have to any assertion of liability, the willingness and ability of such other PRPs to discharge such liability as may be allocated to them and the outcome of any negotiations or settlement discussions between the Corporation and the EPA and/or such other PRPs. Accordingly, no remediation costs have been accrued at August 27, 1999.

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

Letters of credit:

    In the normal course of business, the Corporation causes letters of credit to be issued in connection with contract performance obligations which are not reflected in the balance sheet. The Corporation is obligated to reimburse the issuer of such letters of credit for any payments made thereunder. At August 27, 1999 and November 30, 1998, $47,703 and $37,157, respectively, in face amount of such letters of credit were outstanding. The Corporation has pledged securities available for sale as collateral for its reimbursement obligations with respect to $3,000 in face amount of certain letters of credit that were outstanding at August 27, 1999.

    In connection with a 1989 sale of Old MK's ownership interest of a shipbuilding subsidiary, the Corporation assumed a guarantee of port facility bonds of $21,000 through 2002. The former subsidiary has collateralized the bonds with certain assets and has established a sinking fund of $5,327 for the bonds. Management believes a loss on the guarantee is not probable and, accordingly, no accrual has been made.

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

    The respective rights and obligations of the Corporation and BNFL with respect to WGS and WGES are set forth in the Amended and Restated Consortium Agreement (the "Consortium Agreement") dated March 19, 1999 and in certain other documents referred to therein. Pursuant to the Consortium Agreement and such other documents, 60% of the profits, losses and cash flows of WGS and WGES are allocated to the Corporation and 40% of the profits, losses and cash flows are allocated to BNFL. WGS and WGES constitute the Corporation's Westinghouse Government Services Group.

    The estimated aggregate purchase price of the GESCO Businesses was approximately $212,741 (subject to the resolution of certain adjustments provided for in the Asset Purchase Agreement) consisting of cash paid to CBS of approximately $201,060 and acquisition costs of approximately $11,681. The Corporation's share of the estimated aggregate purchase price was $127,645 and was funded primarily through borrowings from the Corporation's bank credit facilities. The acquisition of the GESCO Businesses is being accounted for as a purchase business combination. The Corporation's results of operations, financial position and cash flows include the Westinghouse Government Services Group on a consolidated basis and reflect BNFL's 40% minority interest in the Group and a third party's 35% minority interest in Safe Sites of Colorado, LLC, a subsidiary of the Group.

    The aggregate purchase price has been allocated to the net assets acquired, with the remainder recorded as excess cost over net assets acquired on the basis of preliminary estimates of fair values as follows:

--------------------------------------------------------------------------------
Working capital                                          $  4,972
Investments and other assets                                8,405
Property plant and equipment                               25,496
Postretirement benefit obligation                         (27,000)
Pension liabilities                                       (80,400)
Other non-current liabilities and minority interest       (11,349)
Excess cost over net assets acquired                      292,617
--------------------------------------------------------------------------------
Total acquisition costs                                  $212,741
================================================================================

--------------------------------------------------------------------------------
Corporation's share of purchase price                    $127,645
BNFL's share of purchase price                             85,096
--------------------------------------------------------------------------------
                                                         $212,741
================================================================================

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

    The following unaudited pro forma information presents the consolidated results of operations of the Corporation as if the GESCO Acquisition had taken place on December 1, 1997, after giving effect to certain adjustments, including amortization of goodwill over twenty years, depreciation expense, interest expense, amortization of new credit facility fees and related tax effects. These pro forma results of operations have been prepared for illustrative purposes only and do not purport to be indicative of operating results that would have resulted had the GESCO Acquisition occurred on the dates indicated, or of future operating results.

--------------------------------------------------------------------------------
                                     (Unaudited)                 (Unaudited)
Nine months ended                  August 27, 1999             August 31, 1998
--------------------------------------------------------------------------------
Revenue                               $1,707,547                  $1,640,563
Net income                                40,921                      24,725
Basic income per share                       .77                         .46
Diluted income per share                     .77                         .45
--------------------------------------------------------------------------------

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

    The facilities provide for interest on loans, payable quarterly, at the applicable LIBOR rate or the base rate, as defined, plus an additional margin. The additional margin ranges from 1.25% to 2.00% for the LIBOR rate and 0.25% to 1.00% for the base rate, based on the ratio of earnings before interest, taxes, depreciation and amortization to the Corporation's funded debt. The effective interest rate as of August 27, 1999 was 6.98%. On March 19, 1999, the Corporation paid $3,700 in underwriting fees to the banks and is required to pay annual and quarterly commitment and letter of credit fees.

8.  SALES OF BUSINESSES

    During the quarter ended May 28, 1999, the Corporation sold a foreign non-core subsidiary of Old MK and a domestic concrete and aggregate business and recognized pretax gains of $2,297 and $6,433, respectively. Proceeds from the sales of both businesses totaled $25,914.

9.  INCOME TAXES

    As a result of the GESCO Acquisition and related projections of additional future annual income, management evaluated the likelihood of the future realization of the tax benefits of deductible temporary differences and net operating losses relating to Old MK. During the second quarter of 1999, this evaluation resulted in a $50,000 increase in deferred tax assets by way of a reduction in the related valuation allowance, and a $50,000 decrease in recorded goodwill relating to Old MK. The Corporation reduced the effective income tax rate to 35.8% and 35.7% in the second and third quarters of 1999, respectively, from 41.5% in the first quarter of 1999 as a result of the GESCO Acquisition and the resulting (1) reduction of non-deductible goodwill amortization expense relating to the acquisition of Old MK, (2) eligibility of foreign tax credits from prior years and (3) additional pretax income expected from the GESCO Businesses, resulting in a lower proportion of non-deductible expenses to pretax income.

10. SUPPLEMENTAL BALANCE SHEET INFORMATION - INVENTORIES

--------------------------------------------------------------------------------
                                               August 27, 1999
--------------------------------------------------------------------------------
Raw materials                                     $  3,476
Work in process                                     33,235
Finished goods                                       4,043
--------------------------------------------------------------------------------
                                                    40,754
Progress payments                                  (23,615)
--------------------------------------------------------------------------------
Inventories, net of progress payments             $ 17,139
================================================================================

11. RECENTLY ISSUED ACCOUNTING STANDARDS

    In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5 Reporting on the Costs of Start-Up Activities. The SOP provides guidance on the financial reporting of start-up costs and organization costs and requires costs of start-up activities and organization costs to be expensed as incurred. The SOP also amends the Audit and Accounting Guide Construction Contractors by requiring pre-contract costs that are start-up costs to be expensed as incurred. The Corporation is currently evaluating the effect of SOP 98-5 on future results of operations and financial position. Implementation of SOP 98-5 is effective for the Corporation in the first quarter of 2000.

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

RESULTS OF OPERATIONS
QUARTER AND NINE MONTHS ENDED AUGUST 27, 1999 COMPARED TO
THE QUARTER AND NINE MONTHS ENDED AUGUST 31, 1998

-------------------------------------------------------------------------------------------------------
                                                         Quarter Ended             Nine Months Ended
                                                     August 27,    August 31,    August 27   August 31,
(In millions)                                           1999          1998          1999        1998
------------------------------------------------------------------------------------------------------
Revenue                                               $595.4        $497.8      $1,584.6    $1,318.9
Gross profit                                            31.7          21.3          76.9        62.4
General and administrative expenses                     (4.7)         (6.3)        (19.1)      (17.7)
Goodwill amortization                                   (4.1)          (.9)         (8.4)       (2.7)
Investment income                                         .5           1.3           2.7         4.7
Interest expense                                        (1.7)          (.3)         (4.7)        (.7)
Other income (expense)                                  (1.4)          2.1          10.4         2.2
Income before income tax and minority interests         20.3          17.2          57.7        48.3
Income tax expense                                      (7.3)         (7.6)        (21.5)      (21.4)
Minority interests                                       (.8)            -          (1.3)          -
Net income                                              12.3           9.6          35.0        26.9
======================================================================================================

Revenue and gross profit:

    Revenue for the quarter and nine months ended August 27, 1999 increased 20% over the comparable periods of 1998 principally due to the GESCO Acquisition and the resulting consolidation of the Westinghouse Government Services Group (WGSG) results of operations beginning in March 1999. The incremental revenue of WGSG was partially offset by a decline in revenue from the near completion of a few large Industrial Process and Operations and Maintenance contracts in MK Engineers and Constructors Group during the quarter.

    Gross profit for the quarter and nine months ended August 27, 1999 increased $10.4 million and $14.5 million, respectively, over the same periods of 1998. Gross profit as a percent of revenue was 5.3% and 4.8% for the quarter and nine months ended August 27, 1999 compared to 4.3% and 4.7% for the same periods of 1998.

    The increase in gross profit was primarily due to the inclusion of the earnings of WGSG in the Corporation's consolidated results of operations beginning March 1999. Gross profit was impacted by $1.0 for the quarter and $4.2 million for the nine months ended August 27, 1999 from the recognition of additional cost of revenue associated with a purchase accounting adjustment which occurred at the acquisition date in connection with a $4.2 million write up of inventories to fair value in connection with the GESCO Acquisition. Year-to-date, WGSG gross profit was also affected by costs incurred on a significant contract proposal. Due to a relatively significant proportion of performance-based incentive fees in its contracts, earnings expectations of WGSG are heavily weighted to the fourth quarter. The Corporation recognizes performance-based incentive fees when awarded by the client.

    Gross profit increased for the MK Engineers and Constructors Group for the quarter and nine months ended August 27, 1999 over the comparable periods of 1998 as a result of favorable performance of the Industrial Process and Federal Programs Divisions and reduced overhead, despite significant contract proposal costs incurred during the first two quarters of 1999. During the three months ended August 31, 1998, the Corporation wrote off a $3.7 million investment in a solvent extraction facility and a related contract to treat contaminated soil and recognized a $5.7 million settlement on an environmental contract.

    Gross profit for the MK Contractors Group increased slightly for the quarter ended August 27, 1999, but decreased slightly for the nine months ended August 27, 1999 compared to the first nine months of 1998 due to additional costs incurred in pursuing design-build projects, a change in the estimate to complete a large profitable fixed-price project and in the first quarter of 1998, the milestone achievement for initial profit recognition on the project under the Corporation's accounting policies. The Corporation recognized a loss in the second quarter of 1998 related to start up difficulties associated with a fixed-price contract.

    The Corporation's operating margins may vary between periods due to changes in the mix and timing of cost-plus and fixed-price contracts and the inherent risks and rewards in fixed-price contracting. Operating margins can differ from expectations, and the Corporation may experience unexpected gains or losses on contracts. Through geographic, customer and risk diversification, the Corporation strives to manage the level of risks associated with its contracts.

    At August 27, 1999, backlog of $3,212 million was comprised of $1,508 million (43%) from fee-type contracts and $1,704 million (57%) from fixed-price contracts and the Corporation's share from mining ventures.

General and administrative expenses:

    General and administrative expenses for the three months ended August 27, 1999 declined $1.6 million from the comparable period of 1998 primarily due to allocation of certain expenses to WGSG. General and administrative expenses for the nine months ended August 27, 1999 were higher than the comparable period the previous year principally due to additional compensation expense related to a key executive retirement and a key executive recruitment in early 1999.

Goodwill:

    Amortization of cost in excess of net assets acquired ("goodwill") for the quarter and nine months ended August 27, 1999 increased $3.2 million and $5.7 million, respectively, from the comparable periods of 1998 due to the amortization of goodwill related to the GESCO Acquisition (the "GESCO goodwill"), which is being amortized over a period of twenty years. Annual amortization of the GESCO goodwill is currently estimated at $14.6 million, subject to possible adjustments to the recorded amount of GESCO goodwill related to the finalization of the allocation of the purchase price to the fair value of the net assets acquired.

Investment income:

    Investment income for the quarter and nine months ended August 27, 1999 declined due to less available cash to invest in a short-term asset management account. Additionally, investment income for the nine months ended

August 27, 1999 declined from the comparable period of 1998 due to interest recognized in 1998 on claims for U.S. federal income tax refunds received in January 1998.

Interest expense:

    Interest expense for the quarter and nine months ended August 27, 1999 increased $1.4 million and $4.0 million, respectively, due to interest expense incurred and amortization of prepaid bank fees associated with the Corporation's revolving credit facilities which were primarily used to fund the GESCO Acquisition in March 1999. In addition, during the nine months ended August 27, 1999, $1.0 million of prepaid fees associated with the Corporation's previous credit facility were written off.

Other income (expense):

    Other income (expense) of $(1.4) million for the quarter ended August 27, 1999 reflects legal costs incurred in connection with non-core business issues. In the third quarter of 1998, the Corporation recognized $2.1 million of income associated with the settlement of the defined benefit pension plan obligation. During the nine months ended August 27, 1999, the Corporation sold two non-core subsidiaries and recognized pretax gains of $8.7 million. Additionally, a $2.2 million gain was recognized from the favorable resolution of certain contingencies relating to the sale of a former subsidiary of Old MK.

Income tax expense:

    The effective tax rate for the quarter and nine months ended August 27, 1999 was 35.7% and 37.3%, respectively, compared to 44.3% for the comparable periods of 1998, principally due to the eligibility of foreign tax credits (as opposed to deductions) for use against U.S. federal income taxes and a lower proportion of non-deductible expenses to pretax income. The effective tax rate is higher than the U.S. federal statutory rate of 35% because of state income taxes and non-deductible expenses.

    The Corporation reduced the effective income tax rate beginning in the second quarter of 1999 which may continue for the remainder of 1999 as a result of the GESCO Acquisition and the resulting (1) reduction of non-deductible goodwill amortization expense relating to the acquisition of Old MK, (2) eligibility of foreign tax credits from prior years and (3) additional pretax income expected from the GESCO Businesses, resulting in a lower proportion of non-deductible expenses to pretax income. The anticipated effective tax rate for the remainder of 1999 is subject to, among other things, the Corporation's ability to meet or exceed estimated pretax earnings levels for 1999. The foreign tax credits from prior years are expected to be fully utilized in 1999 and will not continue into 2000.

Minority interests:

    Minority interests in the income of consolidated subsidiaries of $.8 million and $1.3 million for the quarter and nine months ended August 27, 1999 consist of BNFL's 40% minority interest in the earnings of the GESCO Businesses and a third party's 35% minority interest in the earnings of Safe Sites of Colorado, LLC, a subsidiary of the GESCO Businesses. The GESCO Businesses were acquired March 22, 1999.

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

--------------------------------------------------------------------------------
Liquidity and capital resources (in thousands)

--------------------------------------------------------------------------------
                                       August 27, 1999     August 31, 1998
--------------------------------------------------------------------------------
Cash and cash equivalents:
Beginning of period                       $  67,054           $ 53,215
End of period                                38,466             42,429
--------------------------------------------------------------------------------
                                                Nine months ended
                                       August 27, 1999     August 31, 1998
--------------------------------------------------------------------------------
Net cash provided (used) in:
Operating activities                      $   9,455           $ 37,898
Investing activities                       (121,052)           (19,538)
Financing activities                         83,009            (29,146)
--------------------------------------------------------------------------------

    Cash and cash equivalents decreased $28.6 million to $38.5 million at August 27, 1999 from $67.1 million at November 30, 1998. Operating activities provided $9.5 million during the nine months ended August 27, 1999 for joint-venture investment, incentive and bonus plan payments and working capital requirements relating to construction and engineering contracts. Cash provided by operating activities during the comparable period of 1998 included $25.2 million of income tax refunds and interest thereon. Cash provided from or used in operating activities from period to period is affected by the mix, stage of completion and commercial terms of engineering and construction contracts which are reflected in changes in net operating assets and liabilities. Cash flow for the nine months ended August 27, 1999 also reflects $123.3 million of cash consideration paid to CBS Corporation and other acquisition costs paid in connection with the GESCO Acquisition, net of cash acquired, $27.1 million of purchases of property and equipment net of disposals, $3.4 million of cash received for the net sales and maturities of securities available for sale and $25.9 million received from the sales of two businesses. Financing activities included $100.0 million net borrowings under the Corporation's credit facilities, $10.2 million used for repurchase of 1,026,900 shares of the Corporation's common stock for treasury and $3.3 million of distributions to minority interests in the operations of WGSG.

    The Corporation received authorization in January 1998 to repurchase, in open market transactions, block trades or otherwise up to 2.0 million shares of the Corporation's outstanding common stock designed to counteract the dilutive effect of the issuance of stock under its stock option plans, and up to 2.765 million of its warrants to purchase common stock. As of the third quarter of 1999, all 2.0 million shares of common stock had been repurchased. In July 1999, the Corporation received authorization to repurchase an additional 2.0 million shares of the Corporation's outstanding common stock for the same purposes and conditions as the initial authorization. Subject to market conditions and other factors, these purchases may be continued, discontinued and resumed from time to time without prior notice. It is anticipated that future purchases will be funded with available cash and cash equivalents and operating cash flows.

    The Corporation anticipates net capital expenditures for major construction equipment of approximately $15 million during the remainder of 1999 for normal replacement and to meet near-term equipment requirements for new work.

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

BACKLOG

    Backlog of all uncompleted contracts at August 27, 1999 was $3,212 million, compared with $2,680 million at November 30, 1998. New work awarded in the quarter and nine months ended August 27, 1999 totaled $744 million and $1,482 million compared with $401 million and $1,344 million for the quarter and nine months ended August 31, 1998.

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

    Because of the scope of its operations, the Corporation believes it is impractical to seek to eliminate all potential Year 2000 problems before they arise. As a result, the Corporation expects that its Year 2000 assessments and corrections will include ongoing remedial efforts into the year 2000. The Corporation has used a risk-based analysis of its operations to identify those items that are critical to the Corporation and at risk. Critical items have been identified through the "inventory" phase of the Year 2000 Project.

    As of September 30, 1999, the Corporation has substantially completed the "inventory," "assessment," "remediation" and "testing/validation" phases with regard to its critical IT systems and non-IT devices, and expects to complete these phases with respect to the one remaining critical system by November 1999. As part of the Year 2000 Project regarding IT systems, the Corporation has implemented new or upgraded Year 2000 compliant systems for financial information, human resources and payroll.

    The Corporation is corresponding with its major clients and joint-venture and other business partners, and with all vendors and subcontractors that have been determined through practical risk assessment techniques to be critical to the Corporation, in order to determine the Year 2000 readiness or progress of those entities and to assess any related risk to the Corporation.

    As part of the Year 2000 Project, the Corporation is developing contingency plans to address potential Year 2000 disruptions to the Corporation's core business processes. Such plans have not yet been fully developed, and the Corporation will continue to develop them as necessary to address Year 2000 risks from internal, external and infrastructure sources. Contingency plans are expected to be finalized by November 1999.

    The Corporation's Year 2000 Project utilizes both internal and external resources. The total cost of the Corporation's activities to achieve Year 2000 readiness is currently estimated at approximately $20 million. As of August 27, 1999, the direct costs incurred by the Corporation to remediate Year 2000 issues were approximately $17.5 million.

    WGSG continues implementing its separate Year 2000 Program, which addresses IT and non-IT systems and supplier relationships. The program includes the following phases: (1) inventory, (2) assessment, (3) planning, (4) renovation,
(5) validation, (6) implementation and (7) contingency planning. The Year 2000 Program for mission critical IT systems was completed in August 1999. All non-mission critical systems are expected to be completed by October 1999. The total cost for the WGSG to become Year 2000 ready is currently estimated at approximately $40 million, which is substantially funded by the federal government.

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

    While the Corporation believes that the impact of any individual Year 2000 failure will most likely be localized and limited to specific facilities or operations, the Corporation is not yet able to assess the likelihood of significant business interruptions occurring in one or more of its operations around the world. Such interruptions could prevent the Corporation, at least temporarily, from delivering contractual services. Furthermore, it has been widely reported that significant litigation is expected to occur related to business interruptions caused by Year 2000 failures. It is uncertain whether, or to what extent, the Corporation will be affected by such litigation. The failure of the Corporation, its clients (including U.S. government agencies), vendors, joint-venture partners or others upon whom the Corporation relies to timely achieve Year 2000 readiness could adversely affect the Corporation's business operations, which could have a material adverse effect on the Corporation's business, financial condition and results of operations.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

    The American Institute of Certified Public Accountants has issued Statement of Position ("SOP") 98-5 Reporting on the Costs of Start-Up Activities. See Note
11. "Recently Issued Accounting Standards" of Notes to Condensed Consolidated Financial Statements for the impact, if any, that this recently issued standard is expected to have on the Corporation's financial statements upon adoption.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
(In thousands)

    The Corporation's exposure to market risk for changes in interest rates relates primarily to the Corporation's short- and long-term investment portfolio and debt obligations. The Corporation's short-term investment portfolio consists primarily of highly liquid instruments with maturities of one month or less. The Corporation's long-term investment portfolio consists primarily of high-quality debt instruments with maturities under 10 years and an average maturity of 3.5 years. These long-term instruments are held to fund potential workers compensation, general liability and auto liability obligations of the Corporation. The Corporation seeks to match the maturities of these instruments as closely as possible with its anticipated workers compensation obligations and to hold these instruments to maturity in order to minimize market risk exposure, but may sell such securities in response to changes in market interest rates, needs for liquidity or changes in the availability of and the yield on alternative investments. As of August 27, 1999, the Corporation had $12,219 of short-term investments classified as cash equivalents and $41,801 in its long-term investment portfolio.

    The Corporation may, from time to time, effect borrowings under its bank credit facility for general corporate purposes, including working capital requirements, capital expenditures and acquisitions. Borrowings under the bank credit facility of $100,000 at August 27, 1999 bear interest at the applicable LIBOR or base rate plus an additional margin and, therefore, the Corporation is subject to fluctuations in interest rates.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         Filed in Part I
         None

         Filed in Part II
         The Exhibits to this Quarterly Report on Form 10-Q are listed in the
         Exhibit Index contained elsewhere in this Quarterly Report.

    (b)  Reports on Form 8-K

         On June 7, 1999, the Corporation filed a current report on Form 8-K/A to amend certain items, financial statements, exhibits and other portions under Item 7 of its current report on Form 8-K dated April 6, 1999 which disclosed the acquisition of certain governmental and nuclear services businesses from CBS Corporation.

         The Corporation filed a current report on Form 8-K on August 6, 1999 to disclose that Ambrose L. Schwallie was elected executive vice president of Morrison Knudsen Corporation and named president and chief executive officer of the Corporation's Westinghouse Government Services Group, replacing James L. Gallagher who retired September 1, 1999. It was also disclosed that Joseph J. Buggy, formerly executive vice president of the Westinghouse Savannah River Company, was promoted to fill Schwallie's position of president of Westinghouse Savannah River Company.

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


Date: October 5, 1999

                          MORRISON KNUDSEN CORPORATION
                                 EXHIBIT INDEX

Copies of exhibits will be supplied upon request. Exhibits will be provided at a fee of $.25 per page requested.


Exhibit
Number      Exhibits
------      --------

27.*        Financial Data Schedule.