Form 10-K405
period 1999-12-03
MORRISON KNUDSEN CORP//
filed 2000-02-18
CIK 906469

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K
                                 ANNUAL REPORT

    Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                           For the Fiscal Year Ended

                               December 3, 1999

                        Commission File Number 1-12054


              [LOGO OF MORRISON KNUDSEN CORPORATION APPEARS HERE]


                            A Delaware Corporation
                  IRS Employer Identification No. 33-0565601

                  MORRISON KNUDSEN PLAZA, BOISE, IDAHO 38729
                                208 / 386-5000

================================================================================

    SECURITIES REGISTERED & NUMBER OF REGISTRANT'S COMMON STOCK OUTSTANDING

At January 28, 2000, 52,349,840 shares of the registrant's $.01 par value common stock were outstanding. Such common stock and warrants to purchase an aggregate of 2,757,537 shares of such common stock are listed on the New York Stock Exchange and registered under Section 12(b) of the Securities Exchange Act. The registrant has no securities registered under Section 12(g) of the Securities Exchange Act.

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

Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K.
[X] Yes  [_] No

         AGGREGATE MARKET VALUE OF COMMON STOCK HELD BY NONAFFILIATES

At January 28, 2000, the aggregate market value of the registrant's common stock held by nonaffiliates of the registrant, based on the New York Stock Exchange closing price on January 28, 2000, was approximately $248,620,426. Shares having an aggregate market value of $157,090,834 are assumed to be held by affiliates of the registrant for purposes of this calculation.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for its annual meeting of stockholders to be held on April 14, 2000, which is expected to be filed with the Securities and Exchange Commission not later than March 31, 2000, are incorporated by reference into Part III of this Annual Report on Form 10-K. In the event such proxy statement is not so filed by March 31, 2000, the required information will be filed as an amendment to this Annual Report on Form 10-K no later than such date.

                         MORRISON KNUDSEN CORPORATION
                          Annual Report on Form 10-K
                      For the Year Ended December 3, 1999


                               TABLE OF CONTENTS

                                                                           PAGE
                                    PART I

Item 1.   Business                                                         I-1

Item 2.   Properties                                                       I-8

Item 3.   Legal Proceedings                                                I-9

Item 4.   Submission of Matters to a Vote of Security Holders              I-9

                                    PART II

Item 5.   Market for the Registrant's Common Stock and Related
          Stockholder Matters                                              II-1

Item 6.   Selected Financial Data                                          II-2

Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        II-3

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk        II-12

Item 8.   Financial Statements and Supplementary Data                      II-13

Item 9.   Change in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                         II-43

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

                                    PART I

ITEM 1.  BUSINESS

  Unless the context otherwise requires, references to 1999 are references to the Corporation's fiscal year ended December 3, 1999, and references to 1998 and 1997 are references to the Corporation's fiscal years ended November 30, 1998 and 1997, respectively.

GENERAL

  The Corporation, together with its subsidiaries ("the Corporation"), is an international provider of a broad range of design, engineering, construction, construction management, facilities and operations management, environmental remediation and mining services to diverse public and private sector clients. The Corporation:

  . Provides design, construction, construction management and renovation services for plants and facilities in the general manufacturing, chemical, petrochemical, food and beverage, pharmaceuticals, high-technology and institutional buildings markets;

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

  . Provides facilities management and environmental remediation services to governmental agencies, such as the Department of Energy and the Department of Defense and performs complex tasks in nuclear-related segments of the U.S. government defense program;

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

  . Fixed-price or lump-sum contracts providing for a fixed price for all work to be performed;

  . Unit-price contracts providing for a fixed price for each unit of work performed; and

  .  Cost-type contracts providing for reimbursement of costs plus a fee.

  Both anticipated income and economic risk are greater under fixed-price and unit-price contracts than under cost-type contracts. Engineering, construction management and environmental and hazardous substance remediation contracts are typically awarded on a cost-plus-fee basis. See "Risk Factors The Corporation's fixed-price and unit-price contracts place the risk of increased project costs on the Corporation."

  The Corporation frequently participates, as sponsor and manager, in construction joint ventures that are formed for the purpose of bidding, negotiating and completing specific projects. In addition, the Corporation participates in the following mining ventures: Westmoreland Resources, Inc., a coal mining company in Montana, and MIBRAG mbH, a company that operates lignite coal mines and power plants in Germany. See Note 5. "Ventures" of Notes to Consolidated Financial Statements in Part II of this report.

  The Corporation was originally formed in Delaware on April 28, 1993 under the name Kasler Holding Company to become the parent company of WCG Holdings, Inc. ("WCG") and Kasler Corporation ("Kasler"). These companies were active in the infrastructure, contract mining, environmental remediation, commercial construction and construction materials markets. In April 1996, the name of the Corporation was changed from Kasler Holding Company to Washington Construction Group, Inc.

  On September 11, 1996, the Corporation acquired the net assets and the engineering and construction operations of Morrison Knudsen Corporation, a Delaware corporation ("Old MK"), in a transaction structured as a merger of Old MK with and into the Corporation, and changed its name to Morrison Knudsen Corporation. The acquisition of Old MK was an integral part of the reorganization of Old MK pursuant to a plan of reorganization (the "Plan") filed by Old MK in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Plan was confirmed by the Bankruptcy Court on August 26, 1996, and became effective concurrently with the merger on September 11, 1996. The Corporation has no remaining obligations under the Plan. Old MK, founded in Boise, Idaho, in 1912 by Harry W. Morrison and Morris Hans Knudsen, has left the MK hallmark of skill, responsibility and integrity on thousands of engineering, construction and manufacturing projects of virtually every type and size, in more than 80 countries around the world, and in every state of the United States.

  On March 22, 1999, the Corporation acquired a majority economic interest in the government and environmental services businesses of CBS Corporation (formerly known as Westinghouse Electric Corporation). See "Operating Units Government Services Group" in Item 1 of this report and Note 3. "Acquisition of GESCO Businesses" of Notes to Consolidated Financial Statements in Item 8 of this report.

  The Corporation's executive offices are located at Morrison Knudsen Plaza, Boise, Idaho 83729, and its telephone number is (208) 386-5000.

OPERATING UNITS

  The Corporation's operations are conducted through three market-driven operating units, each of which comprises a separate business segment: The MK Engineers & Constructors Group based in Cleveland, Ohio; the

MK Government Services Group based in Aiken, South Carolina and the Morrison Knudsen Contractors Group based in Boise, Idaho. The information set forth in
Note 11. "Operating Segment, Geographic and Customer Information" of Notes to Consolidated Financial Statements in Item 8 of this report is incorporated by reference in response to this Item 1.

MK Engineers & Constructors Group:

  The MK Engineers & Constructors Group ("Engineers & Constructors Group"), which is the most diverse of the Corporation's operating groups, is comprised of:

  . Industrial/Process which targets Fortune 100 clients and provides engineering, design, procurement and construction services for new construction or renovations of plants and facilities in the general manufacturing, chemical, refining, food and beverage, pharmaceuticals, high-technology and institutional-buildings markets. Industrial/Process also performs private-sector environmental remediation work.

  . Energy which offers a full range of engineering and construction services to power generation utilities. These services include construction of power plants, installation of flue-gas scrubber systems and plant retrofit projects such as the replacement of steam generators in nuclear power plants, a specialty. Energy also performs decommissioning and decontamination of nuclear power plants that have reached the end of their operating lives and demilitarization, with services directed toward weapons reduction in former states of the Soviet Union.

  . Operations and Maintenance which provides total facilities management services to industrial clients. These services include maintenance, engineering and construction and operations and logistics management at manufacturing plants and related facilities and at toll roads. Clients typically outsource these services to focus on their core businesses and competencies, enhancing internal capabilities and reducing cost.

MK Government Services Group

  The MK Government Services Group ("Government Services Group") provides a complete range of technical services to the U.S. Departments of Energy and Defense and is comprised of the Westinghouse Government Services Group and Federal Projects.

 . Westinghouse Government Services Group ("WGSG"): In March of 1999, Morrison
  Knudsen acquired a majority economic interest in the government and environmental services businesses of CBS Corporation (formerly known as Westinghouse Electric Corporation) with its joint venture partner, BNFL Nuclear Services, Inc. ("BNFL"). WGSG operates through the Westinghouse Government Services Company LLC and the Westinghouse Government Environmental Services Company LLC.

  .  Westinghouse Government Services Company LLC:

     . Provides defense program contract services to the U.S. Department of Energy and U.S. Department of Defense;
     . Provides safety analysis and documentation, conduct of operations, radiology criticality and related engineering services to the U.S. Government, the Canadian government, commercial chemical companies and commercial utilities;
     . Provides tritium processing, high level waste solidification and nuclear clean up services for the U.S. Department of Energy; and
     . Supplies pumps, valves, generators and propulsion units for naval applications.

  .  Westinghouse Government Environmental Services Company LLC:

     .  Performs support service subcontracts at U.S. national laboratories;
     . Designs multi-purpose canisters used to ship and store spent nuclear fuel;
     . Is currently constructing, and will operate and eventually decommission, the Anniston chemical agent disposal facility;
     . Converts highly radioactive nuclear waste into stabilized materials for disposal;
     . Handles and disposes of plutonium contaminated waste from the U.S. weapons program; and
     .  Manages a hazardous waste storage facility.

 . Federal Projects specializes in the operation and environmental remediation of government facilities, primarily for the U.S. Departments of Energy and Defense.

Morrison Knudsen Contractors Group

  The Morrison Knudsen Contractors Group ("Contractors Group") is comprised of:

  . Heavy Civil which provides services both as a general contractor and in a design-build capacity. Heavy Civil targets infrastructure projects in the transportation, marine and water resources markets. It also provides site development at mine, industrial, commercial and recreational sites.

  . Mining which is an international provider of contract mining services for the fossil fuel and industrial minerals markets. In addition, Mining offers a full range of technical and engineering services, including resource evaluation, geologic modeling, mine planning and development, environmental permitting, equipment selection and remediation.

  . Transportation which operates as "MK Centennial," specializes in engineering, design and construction management of highway, bridge, railroad, airport and water resource infrastructure projects.

  . International Infrastructure which constructs infrastructure projects internationally, is presently focused on water resource, waste water management and telecommunication projects in the Middle East.

GOVERNMENT CONTRACTS AND BACKLOG

  Government contracts are a significant part of the Corporation's business. See "Risk Factors The government can audit and potentially disallow costs claimed for compensation under the Corporation's government contracts, and can terminate such contracts without cause."

  Backlog consists of uncompleted portions of engineering and construction contracts, including all backlog of WGSG, the Corporation's proportionate share of construction joint-venture contracts and its share of the uncompleted portions of mining service contracts and ventures for the next five years. The backlog for government contracts includes only two years' worth of the portions of such contracts that are currently funded or which management is highly confident will be funded. Backlog at December 3, 1999 totaled $3.3 billion compared with November 30, 1998 backlog of $2.7 billion. Approximately $732 million of the backlog at December 3, 1999 was comprised of U.S. government contracts which are subject to termination by the government, $297 million of which had not been funded. Terminations for the convenience of the government generally provide for recovery of contract costs and related earnings. Approximately $1.9 billion or 57% of backlog at December 3, 1999 is expected to be recognized as revenue in 2000.

  Although backlog reflects business which is considered to be firm, cancellations or scope adjustments may occur. Backlog has been adjusted to reflect known project cancellations, deferrals and revisions in scope and cost, both upward and downward. There is no assurance that future contract cancellations or modifications will not reduce backlog and future revenues.

                                      1-4

---------------------------------------------------------------------------------------------
Composition of year end backlog
(In thousands of dollars)
Year ending                                1999          %            1998             %
---------------------------------------------------------------------------------------------
Fee-type contracts                      $1,413,400       42%      $  901,000          34%
Fixed-price and unit-price contracts     1,915,000       58%       1,779,100          66%
---------------------------------------------------------------------------------------------
Total backlog                           $3,328,400      100%      $2,680,100         100%
=============================================================================================

EMPLOYEES

  The Corporation's total worldwide employment varies widely with the volume, type and scope of operations under way at any given time and other factors.

  At December 3, 1999, the Corporation employed approximately 22,000 employees, including 3,400 employees covered by collective bargaining agreements. Included in the employee total at December 3, 1999 were approximately 12,300 employees associated with government-owned facilities.

RAW MATERIALS

  Raw materials and components necessary for the conduct of the Corporation's businesses are generally available from numerous sources. The Corporation does not foresee any unavailability of raw materials and components which would have a material adverse effect on its business in the near term.

COMPETITION

  The Corporation is engaged in highly competitive businesses in which customer contracts are typically awarded through competitive bidding processes. The Corporation competes based primarily on price, reputation and reliability with other general and specialty contractors, both foreign and domestic. Success or failure in the Corporation's lines of business is, in large measure, based upon the ability to compete successfully for contracts and to provide the engineering, planning, procurement, management and project financing skills required to complete them in a timely and cost-efficient manner. See "Risk Factors The Corporation is engaged in highly competitive businesses and must bid against competitors to obtain engineering, construction and service contracts" in Item 1 of this report.

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

  For additional information regarding environmental matters, see "Summitville environmental matters" and "Other environmental matters" in Note 12. "Contingencies and Commitments" of Notes to Consolidated Financial Statements in
Item 8 of this report. See also "Risk Factors The Corporation could be subject to liability under environmental laws."

RISK FACTORS

  The Corporation and its businesses are subject to a number of risks, including those enumerated below. Any or all such risks could have a material adverse effect on the business, financial condition, results of operations and cash flows of the Corporation and on the market price of the Corporation's securities. See also "Note Regarding Forward-Looking Information."

The Corporation is engaged in highly competitive businesses and must typically bid against competitors to obtain engineering, construction and service contracts:

  The Corporation is engaged in highly competitive businesses in which customer contracts are typically awarded through competitive bidding processes. The Corporation competes with other general and specialty contractors, both foreign and domestic, including large international contractors and small local contractors. Certain competitors have greater financial and other resources than the Corporation which, in some instances, could give them a competitive advantage over the Corporation.

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

The Corporation's fixed-price and unit-price contracts place the risk of increased project costs on the Corporation:

  The Corporation's fixed-price and unit-price contracts involve risks relating to the inability of the Corporation to receive additional compensation in the event that the costs of performing such contracts prove to be greater than anticipated. The Corporation's costs of performing such contracts may be greater than anticipated due to uncertainties inherent in estimating contract completion costs, contract modifications by customers, failure of subcontractors and joint-venture partners to perform and other unforeseen events and conditions. Any one or more of these risks could result in reduced profits or increased losses on a particular contract or contracts.

The government can audit and potentially disallow costs claimed for compensation under the Corporation's government contracts, and can terminate such contracts without cause:

  Government contracts are a significant part of the Corporation's business. In addition to other significant government contracts, contracts and subcontracts with the United States Departments of Energy and Defense accounted for approximately 22% and 11%, respectively, of the Corporation's revenues for the year ended December 3, 1999. See Note 11. "Operating Segment, Geographic and Customer Information" of Notes to Consolidated Financial Statements in Item 8 of this report. The Corporation has a number of cost-type contracts with various agencies of the U.S. government. Allowable costs under these contracts are subject to audit by the U.S. government. To the extent that such audits result in determinations that costs claimed as reimbursable are not allowable costs or were not allocated in accordance with federal government regulations, the Corporation could be required to reimburse the U.S. government for amounts previously paid. See "Government Contracts and Backlog" in Item 1 of this report for the relative significance of U.S. government contracts included in 1999 backlog and related risks. See also Note 12. "Contingencies and Commitments Contract related matters" of Notes to Consolidated Financial Statements in Item 8 of this report.

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

The Corporation's businesses involve many project-related and contract-related risks:

  The Corporation's business is subject to a variety of project-related risks, including changes in political and other circumstances, particularly since contracts for major projects are performed over extended periods of time. These risks include the failure of applicable governing authorities to take certain necessary actions, opposition by third parties to particular projects and the failure to obtain adequate financing for particular projects. Due to these factors, losses on a particular contract or contracts could occur, and the Corporation could experience significant changes in operating results on a quarterly or annual basis.

  Because of the size and complexity of major infrastructure projects, a relatively small number of projects may provide a significant percentage of the Corporation's revenue in a given year. The loss of one or more major contracts or the inability of the Corporation to perform profitably under one or more major contracts could have a material adverse effect on the Corporation's financial condition, results of operations and cash flows.

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

The Corporation's international operations involve special risks:

  The Corporation pursues project opportunities throughout the world through foreign and domestic subsidiaries as well as agreements with foreign joint-venture partners. These foreign operations are subject to special risks, including:

  .  Uncertain political and economic environments;

  .  Potential incompatibility with foreign joint-venture partners;

  .  Foreign currency controls and fluctuations;

  .  Civil disturbances; and

  .  Labor strikes.

  Events outside of the Corporation's control may limit or disrupt operations, restrict the movement of funds, result in deprivation of contract rights, increase foreign taxation or limit repatriation of earnings. In addition, in certain cases applicable law and joint-venture or other agreements may provide that each joint-venture partner is jointly and severally liable for all liabilities of the venture. See Note 11. "Operating Segment, Geographic and Customer Information" of Notes to Consolidated Financial Statements in Item 8 of this report.

The Corporation could be subject to liability under environmental laws:

  The Corporation is subject to a variety of environmental laws and regulations governing, among other things, discharges to air and water, the handling, storage, and disposal of hazardous or solid waste materials and the remediation of contamination associated with releases of hazardous substances. Such laws and regulations and the risk of attendant litigation can cause significant delays to a project and add significantly to its costs. Violations of these environmental laws and regulations could subject the Corporation and its management to civil and criminal penalties and other liabilities. There can be no assurance that such laws and regulations will not become more stringent, or be implemented more stringently in the future.

  Various federal, state and local environmental laws and regulations, as well as common law, may impose liability for property damage and costs of investigation and cleanup of hazardous or toxic substances on property currently or previously owned by the Corporation or arising out of the Corporation's waste management activities. Such laws may impose responsibility and liability without regard to knowledge of or causation of the presence of the contaminants, and the liability under such laws is joint and several. The Corporation has potential liabilities associated with its past waste management and contract mining activities and with its current and prior ownership of certain property. See "Environmental Matters" in Item 1 of this report and "Summitville environmental matters" and "Other environmental matters" in Note 12. "Contingencies and Commitments" of Notes to Consolidated Financial Statements in Item 8 of this report.

One shareholder's large ownership interest in the Corporation, provisions of Delaware law and the Corporation's organizational documents could inhibit a takeover of the Corporation:

  As of December 3, 1999, Dennis R. Washington, the Chairman of the Board of Directors, President and Chief Executive Officer of the Corporation, beneficially owned 38.67% of the 52,349,840 shares of outstanding common stock of the Corporation. Mr. Washington's substantial ownership interest and certain provisions of the Delaware General Corporation Law, the Corporation's Certificate of Incorporation and Bylaws and certain agreements to which the Corporation is a party, may have the effect of delaying, deterring or preventing a change in control of the Corporation. In addition, the Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock and 10,000,000 shares of preferred stock of the Corporation. The Board of Directors has the power to determine the price and terms under which any such additional capital stock may be issued and to fix the terms of such preferred stock, and existing stockholders of the Corporation will not have preemptive rights with respect thereto.

ITEM 2.  PROPERTIES
(In thousands of dollars)

  At December 3, 1999, the Corporation owned more than 3,900 units of heavy and light mobile construction, environmental remediation and contract mining equipment.

  The Corporation's headquarters are located in Boise, Idaho, with regional offices and other facilities located throughout the United States. The Corporation considers that its properties are generally in good condition, well maintained, suitable and adequate to carry on its business. The principal facilities of the Corporation and its subsidiaries or operating units are as follows:

----------------------------------------------------------------------------------------------------------------------------
Property location            Facility Sq.Ft.    Owned/Leased         Segment*                  Usage
----------------------------------------------------------------------------------------------------------------------------
Aiken, SC                       34,800            Leased                  2                Office/engineering
Arvada, CO                      23,189            Leased                  3                     Warehouse
Boise, ID                      214,709            Leased           2, 3 & 4           Corporate/group headquarters
Carlsbad, NM                   124,600            Leased                  2           Office/container fabrication
Cheswick, PA                   594,075            Owned                   2         Office/manufacturing/engineering
Cleveland, OH                  246,600            Leased              1 & 2          Group headquarters/engineering
Highland, CA                    17,400            Owned                   3          Regional office/equipment yard
Littleton, CO                   71,255            Leased              2 & 3                Office/engineering
Petaluma, CA                    43,800            Owned                   3        Office/precast concrete fabrication
St. Louis, MO                   30,055            Leased                  1            Regional office/engineering
San Antonio, TX                 32,492            Leased                  3                      Office
San Francisco, CA               31,754            Leased                  1            Regional office/engineering
Troy, MI                        12,869            Leased                  1            Regional office/engineering
Washington, DC                   2,750            Leased                  4                      Office
----------------------------------------------------------------------------------------------------------------------------

* Segment: 1 - Engineers & Constructors Group
           2 - Government Services Group
           3 - Contractors Group
           4 - Corporate Administration

  A large part of the operations of the Government Services Group is conducted at client-owned facilities.

  Rental and lease payments for real estate and equipment during the year ended December 3, 1999 aggregated $58,763. See Note 12. "Contingencies and Commitments Long-term leases" of Notes to Consolidated Financial Statements in Item 8 of this report.

ITEM 3.  LEGAL PROCEEDINGS

  Information regarding legal proceedings set forth under the caption "Other" in
Note 12. "Contingencies and Commitments" of Notes to Consolidated Financial Statements in Item 8 of this report is incorporated by reference in response to this Item 3.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Corporation did not submit any matters to a vote of security holders during the fourth quarter of 1999.

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS

Market information:

     The Corporation's common stock is traded on the New York Stock Exchange under the symbol "MK." At the close of business on January 28, 2000, the Corporation had 52,349,840 shares of common stock issued and outstanding.

     The New York Stock Exchange composite high and low sales prices of the Corporation's common stock traded on the New York Stock Exchange for each quarterly period within the two most recent fiscal years are set forth under the caption "Quarterly Financial Data" in Item 7 of this report and are incorporated by reference in response to this Item 5.

Holders:

     The number of record holders of the Corporation's voting common stock at January 28, 2000 was approximately 1,339 and does not include beneficial owners of the Corporation's common stock held in the name of nominees.

Dividends:

     The Corporation has not paid a cash dividend since the first quarter of fiscal 1994 and does not anticipate payment of dividends in the near term. The Corporation's credit facilities place restrictions on dividend payments. See
Note 7. "Credit Facilities" of Notes to Consolidated Financial Statements in
Item 8 of this report.

ITEM 6.   SELECTED FINANCIAL DATA
(In thousands except per share data)

-------------------------------------------------------------------------------------------------------
OPERATIONS SUMMARY                           1999(a)         1998        1997      1996(b)      1995
-------------------------------------------------------------------------------------------------------
Revenue                                    $2,248,228     $1,862,174  $1,677,301  $659,100     $228,537
Gross profit                                  118,231         86,542      79,315    33,344       24,113
Operating income (loss)                        79,656         58,743      52,827    (8,594)       7,926
Net income (loss)                              48,285         37,553      32,031    (4,780)       8,165
Income (loss) per common share - basic            .92            .70         .59      (.14)         .28
Shares used to compute basic income per
 common share                                  52,736         53,891      54,044    34,790       29,454
-------------------------------------------------------------------------------------------------------
FINANCIAL POSITION SUMMARY
-------------------------------------------------------------------------------------------------------
Current assets                             $  531,963     $  427,722  $  405,014  $459,249     $ 85,721
Total assets                                1,196,023        788,151     770,244   839,637      185,301
Current liabilities                           385,095        303,024     299,895   400,604       42,188
Long-term debt                                100,000                                             5,042
Minority interests                             84,840
Redeemable preferred stock                                                18,000    18,000
Stockholders' equity                          403,090        370,903     343,131   312,004      128,951
Stockholders' equity per common share            7.70           6.95        6.33      5.80         4.37
-------------------------------------------------------------------------------------------------------

(a) On March 22, 1999, the Corporation acquired a majority economic interest in the government and environmental services businesses of CBS Corporation (formerly known as Westinghouse Electric Corporation) in a transaction accounted for as a purchase. See Item 1 of this report and Note 3. "Acquisition of GESCO Businesses" of Notes to Consolidated Financial Statements in Item 8 of this report.

(b) On September 11, 1996, the Corporation acquired Old MK in a transaction accounted for as a purchase. See Item 1 of this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

CONSOLIDATED OPERATIONS

-------------------------------------------------------------------------------------------------------------
                                          Quarter ended                             Year ended
                                   -----------------------------   ------------------------------------------
                                   December 3,      November 30,   December 3,    November 30,   November 30,
(In millions)                          1999             1998          1999            1998          1997
-------------------------------------------------------------------------------------------------------------
Revenue                               $663.7           $543.3        $2,248.2        $1,862.2      $1,677.3
Gross profit                            41.3             24.1           118.2            86.5          79.3
General and administrative
 expenses                               (6.9)            (6.5)          (26.0)          (24.2)        (22.9)
Goodwill amortization                   (4.2)             (.9)          (12.6)           (3.6)         (3.6)
Investment income                         .7              1.1             3.4             5.8           9.1
Interest expense                        (2.9)             (.2)           (7.6)            (.9)          (.9)
Other income (expense), net              (.7)             1.5             9.7             3.8          (1.1)
Income tax expense                     (10.1)            (8.5)          (31.6)        (29.9)`         (27.9)
Minority interests                      (3.9)                            (5.2)
Net income                              13.3             10.7            48.3            37.6          32.0
-------------------------------------------------------------------------------------------------------------

1999 COMPARED TO 1998

Revenue and gross profit:

     Revenue for the fourth quarter and year ended December 3, 1999 increased 22% to $663.7 million and 21% to $2,248.2 million, respectively, compared to $543.3 million and $1,862.2 million for the comparable periods in 1998. These increases were principally due to the acquisition of the government and environmental services businesses ("GESCO businesses") of CBS Corporation (formerly known as Westinghouse Electric Corporation) and the concurrent formation of WGSG in March 1999.

     Gross profit for the fourth quarter and year ended December 3, 1999 increased $17.2 million and $31.7 million, respectively, over the comparable periods of 1998. The increase in gross profit was primarily due to the inclusion of the earnings of WGSG in the Corporation's consolidated results of operations beginning March 1999. Gross profit as a percent of revenue was 6.2% and 5.3%, respectively, for the quarter and year ended December 3, 1999 compared to 4.4% and 4.6% for the comparable periods of 1998. The gross profit percentage increase in 1999 over 1998 was primarily due to WGSG whose operations generally have relatively higher profit margins. In addition, the gross margins for the fourth quarter of 1999 include significant performance-based incentive and award fees earned on WGSG contracts.

     The Corporation's gross margins often vary between periods due to inherent risks and rewards on fixed-price contracts causing unexpected gains and losses on contracts. Gross margins may also vary between periods due to changes in the mix and timing of contracts executed by the Corporation, which contain various risk and profit profiles and are subject to uncertainties inherent in the estimation process.

     At December 3, 1999, backlog of $3,328 million was comprised of $1,413 million (42%) of revenue from fee-type contracts and $1,915 million (58%) of revenue from fixed-price contracts and the Corporation's share of revenue from mining ventures.

General and administrative expenses:

     General and administrative expense for the year ended December 3, 1999 increased $1.8 million compared to 1998 due to additional compensation expenses related to a key executive retirement, a key executive recruitment and increased information system costs.

Goodwill amortization:

     Amortization of cost in excess of net assets acquired ("goodwill") for the fourth quarter and year ended December 3, 1999 increased $3.3 million and $9.0 million, respectively, over the comparable periods of 1998 due to the amortization (over a period of 20 years) of goodwill arising from the GESCO acquisition. Annual amortization of the GESCO goodwill is currently estimated at $15.0 million, subject to possible adjustments to the recorded amount of GESCO goodwill related to the final allocation of the purchase price to the fair value of the net assets acquired.

     In connection with the acquisition of Old MK, the Corporation allocated the purchase price of Old MK to the assets acquired and liabilities assumed, including preacquisition contingencies, on the basis of estimated fair values at September 11, 1996. During the fourth quarter of 1998, management reevaluated the likelihood of the future realization of the tax benefits of deductible temporary differences and net operating loss ("NOL") carryforwards relating to Old MK and concluded, based on available evidence, that it is more likely than not that a portion of the tax benefits previously reserved would be realized. This conclusion resulted in a $20 million increase in deferred tax assets and a corresponding decrease in recorded goodwill at November 30, 1998. The decrease in goodwill reduced annual goodwill amortization by $.5 million. As a result of the GESCO acquisition in the second quarter of 1999 and related projections of additional future income, management reevaluated the likelihood of the future realization of the tax benefits relating to Old MK. This reevaluation resulted in an additional $50 million increase in deferred tax assets and a corresponding decrease in recorded goodwill. The 1999 adjustment to goodwill reduces annual goodwill amortization by $1.3 million.

Investment income:

     Investment income for the quarter and year ended December 3, 1999 declined as a result of there being less cash available for investment in the corporate short-term asset management account due primarily to working capital requirements. Additionally, investment income for the year ended November 30, 1998 included interest recognized on claims for U.S. federal income tax refunds received in January 1998.

Interest expense:

     Interest expense for the fourth quarter and year ended December 3, 1999 increased $2.7 million and $6.7 million, respectively, over the comparable periods of 1998 resulting from interest expense incurred and amortization of prepaid bank fees associated with the Corporation's revolving credit facilities which were primarily used to fund the GESCO acquisition in March 1999. In addition, $1.0 million of prepaid loan fees associated with the Corporation's previous credit facility was written off in the second quarter of 1999.

Other income (expense), net:

     Other income (expense) of $(.7) million for the quarter ended December 3, 1999 includes a provision of $1.2 million to settle various government contract claims. Other income (expense) of $9.7 million for the year ended December 3, 1999 includes $8.7 million of gain from the sale of two non-core subsidiaries. In addition, $2.2 million of gain was recognized on the settlement of contingent issues relating to the sale of a former subsidiary of Old MK.

     Other income (expense) for the fourth quarter and year ended November 30, 1998 of $1.5 million and $3.8 million, respectively, reflects the recognition of $1.1 million and $3.2 million of income, respectively, associated with the settlement of the Corporation's defined benefit pension plan obligation.

Income tax expense:

     The effective tax rate for the fourth quarter and year ended December 3, 1999 was 37% compared to 44% in the comparable periods of 1998. These reductions resulted from the GESCO acquisition and the resulting (i) reduction of non-deductible goodwill amortization expense relating to the acquisition of Old MK,
(ii) ability to use foreign tax credits from prior years, and (iii) additional pretax income resulting in a lower proportion of non-deductible expenses to pretax income. The effective tax rate is higher than the U.S. federal statutory rate of 35% because of state income taxes and non-deductible expenses.

Minority interests:

     Minority interests in the income of consolidated subsidiaries of $3.9 million and $5.2 million, respectively, for the quarter and year ended December 3, 1999 consist of BNFL's 40% minority interest in the earnings of the GESCO businesses and a third party's 35% minority interest in the earnings of Safe Sites of Colorado LLC, a subsidiary included in WGSG.

1998 COMPARED TO 1997

Revenue and gross profit:

     Revenue for the year ended November 30, 1998 increased $184.9 million to $1,862.2 million compared to $1,677.3 million for the comparable period in 1997 primarily due to an increase in the volume of industrial/process, operations and maintenance and energy project work executed by the Engineers & Constructors Group. Revenue of the Contractors Group decreased slightly for the year ended November 30, 1998 due to a lower demand for coal production and power generation from the MIBRAG mbH mining venture in Germany. Additionally, a significant long-term contract was completed in the third quarter of 1997.

     Gross profit for the year ended November 30, 1998 increased $7.2 million to $86.5 million compared to $79.3 million for the comparable period of 1997 due to an increase in volume of work performed. The increase in gross profit also includes a $5.7 million positive settlement on an environmental contract. These increases were partially offset by a $5.4 million loss related to the write-off of an investment in a solvent extraction facility and a related contract to treat contaminated soil and by lower demand for coal production and power generation from the MIBRAG mbH mining venture. The change in gross profit was also impacted by earnings from a significant long-term mining contract completed in the third quarter of 1997, by provisions for losses at completion for contracts in progress of $9.5 million and a $3.9 million pretax loss on a large, fixed-price joint-venture contract included in gross profit for the year ended November 30, 1997.

     Gross profit as a percentage of revenue for the year ended November 30, 1998 was 4.6% compared to 4.7% for the comparable period of 1997.

     At November 30, 1998, backlog of $2,680 million was comprised of $901 million (34%) of revenue from fee-type contracts and $1,779 million (66%) of revenue from fixed-price contracts and the Corporation's share of revenue from mining ventures.

General and administrative expenses:

     General and administrative expenses for the year ended November 30, 1998 increased $1.3 million compared to the comparable period of 1997. The increase was attributable to an increase in implementation costs of new computer information systems for financial, human resource and payroll functions and the reengineering of the Corporation's financial processes.

Goodwill amortization:

     Goodwill amortization for the year ended November 30, 1998 was $3.6 million, principally reflecting the amortization of the $124.1 million of goodwill initially recorded in connection with the acquisition of Old MK. The Corporation allocated the purchase price of Old MK to the assets acquired and liabilities assumed, including preacquisition contingencies, on the basis of estimated fair values at September 11, 1996. Resolution and revaluation of certain preacquisition contingencies and tax law changes extending the NOL carryforward period from 15 to 20 years resulted in a net adjustment to goodwill of $1.0 million in 1997.

Investment income:

     Investment income for the year ended November 30, 1998 decreased $3.3 million from 1997 due to a decrease in interest income recognized in 1997 from U.S. federal income tax refunds received in January 1998 and a note receivable collected in October 1997. The reductions in investment income were partially offset by increased interest income as a result of larger available cash balances to invest in short-term asset management accounts.

Interest expense:

     Interest expense for the year ended November 30, 1998 of $.9 million was comparable to interest expense incurred for 1997. Interest expense consisted primarily of periodic amortization of prepaid underwriting fees and quarterly commitment fees in connection with a five-year, $200 million revolving loan and letter of credit facility obtained in the fourth quarter of 1996.

Other income (expense), net:

     Other income (expense) for the year ended November 30, 1998 of $3.8 million reflects the recognition of $3.2 million of income associated with the settlement of the Corporation's defined benefit pension plan obligation.

     Other income (expense) for 1997 of $(1.1) included (i) a $1.7 million income adjustment of the accrued pension benefit obligation reflecting the estimate of termination benefits to be settled with cash proceeds from liquidation of plan assets, (ii) a $.6 million gain on adjustment of insurance premiums paid in prior periods, (iii) $1.9 million of expensed acquisition costs associated with the Corporation's cancellation of the proposed acquisition of Montana Resources, Inc, and (iv) an $.8 million loss on the sale of an equity investment in a foreign bank.

Income tax expense:

     The effective tax rate for the year ended November 30, 1998 was 44%, compared to 47% in 1997, principally due to a decrease in foreign tax expense and a lower proportion of non-deductible expenses to pretax income. The effective tax rate is higher than the U.S. federal statutory rate of 35% because of state income taxes, foreign income taxes not currently eligible for use as credits against U.S. federal income taxes and non-deductible expenses.

OPERATING SEGMENT RESULTS
(In millions)
----------------------------------------------------------------------------------------------
Revenue
Year ended                            December 3, 1999   November 30, 1998   November 30, 1997
----------------------------------------------------------------------------------------------
Engineers & Constructors Group             $  690.6            $  781.7           $  595.0
Government Services Group                     760.9               355.5              346.6
Contractors Group                             798.5               727.6              739.2
Intersegment eliminations                      (1.8)               (2.6)              (3.5)
----------------------------------------------------------------------------------------------
Total revenue                              $2,248.2            $1,862.2           $1,677.3
==============================================================================================
----------------------------------------------------------------------------------------------
Operating income
Year ended                            December 3, 1999   November 30, 1998   November 30, 1997
----------------------------------------------------------------------------------------------
Engineers & Constructors Group             $   16.6         $    9.4              $    7.9
Government Services Group                      46.8             23.2                  15.4
Contractors Group                              43.4             51.2                  48.6
Intersegment and other                         (1.1)             (.9)                  3.8
----------------------------------------------------------------------------------------------
Total segment operating income                105.7             82.9                  75.7
----------------------------------------------------------------------------------------------
General and administrative expense            (26.0)           (24.2)                (22.9)
----------------------------------------------------------------------------------------------
Total operating income                     $   79.7         $   58.7              $   52.8
==============================================================================================

1999 COMPARED TO 1998

Engineers & Constructors Group

     Revenue decreased $91.1 million or 12% to $690.6 million in 1999 from $781.7 million in 1998 primarily due to the completion of several large Industrial/Process and Operations and Maintenance contracts in 1999. Operating income increased from the favorable performance on Industrial/Process contracts during 1999 and reduced overhead costs in 1999 as a result of streamlining and cost reduction efforts.

Government Services Group

     Government Services Group recognized revenue and operating income during 1999 of $760.9 million and $46.8 million, respectively, an increase of $405.4 million and $23.6 million, respectively, over the previous year due to the GESCO acquisition. Operating income from environmental remediation contracts increased substantially in 1999 compared to 1998 due to the strong performance on the fixed-price portion of a project. In addition, operating income increased due to losses incurred and the $5.4 million write-off of an investment in a solvent extraction facility and a related contract to treat contaminated soil which occurred in 1998. These losses in 1998 were partially offset by a $5.7 million gain recognized on the settlement of an environmental contract. Operating income in 1999 includes $10.4 million of goodwill amortization related to the GESCO acquisition.

Contractors Group

     Revenue for the year ended December 3, 1999 increased 10% to $798.5 million from $727.6 million in 1998 due to a significant increase in activity in International Infrastructure projects, the execution of new mining contracts in the Powder River Basin and increased production on several existing mining contracts and an increase in revenue in Heavy Civil construction work performed on new contracts. Operating income decreased $7.8 million to $43.4 million in 1999 due to lower margin contracts on Heavy Civil work and additional costs incurred in pursuing design-build projects. These reductions in operating income in 1999 compared to 1998 were partially offset by an increase in operating income in Mining contracts due to increased volume of work performed. In addition, a loss was recognized in the second quarter of 1998 related to start-up difficulties with a fixed-price contract.

Intersegment and other

     Intersegment and other operating income for 1999 and 1998 include $2.1 million and $3.6 million, respectively, of goodwill amortization related to the acquisition of Old MK.

1998 COMPARED TO 1997

Engineers & Constructors Group

     Revenue increased $186.7 million or 31% to $781.7 million in 1998 from $595.0 million in 1997 due to an increase in the volume of work performed. Operating income increased to $9.4 million in 1998 from $7.9 million in 1997. Revenue and operating income increased as a result of increased volume of work performed on Industrial/Process and Operations and Maintenance contracts.

Government Services Group

     Revenue increased $8.9 million to $355.5 million, while operating income increased $7.8 million to $23.2 million in 1998 compared to 1997. Operating income increased as a result of a gain of $5.7 million recognized on the settlement of an environmental contract. Also in 1997, an environmental contract for the construction of a solvent extraction facility and the treatment of contaminated soil required a loss provision of $7.0 million. The increase in operating income was offset by a decrease in volume and profit on a large project and a loss recognized on a contract during 1998.

Contractors Group

     Revenues for the Contractors Group decreased $11.6 million to $727.6 million in 1998 compared to $739.2 million in 1997. Operating income increased slightly to $51.2 million in 1998 from $48.6 million in 1997. Revenue declined because of a lower demand for coal production and power generation from the MIBRAG mbH mining venture in Germany and the completion of a significant long-term mining contract in the third quarter of 1997. The Contractors Group also experienced a decline in work produced on Transportation contracts during 1998. These decreases in revenue were partially offset by an increase in volume of work on Heavy Civil construction and International Infrastructure contracts.

     Operating income increased due to improved profitability on Heavy Civil and International Infrastructure contracts. A milestone achievement for initial profit recognition was reached on a large, profitable fixed-price contract during 1998. In 1997, a $3.9 million loss was recognized on a large, fixed-price joint-venture contract on which the Group assumed sponsorship. The increase in operating income was offset by the impact of lower demand from MIBRAG mbH mining venture and the completion of a long-term mining contract in the third quarter of 1997.

Intersegment and other

     Intersegment and other operating income for 1998 and 1997 included $3.6 million of goodwill amortization related to the acquisition of Old MK. In addition, in 1997, the Corporation recognized income of $4.0 million from the resolution of an environmental issue and a $2.5 million resolution of a corporate bad debt reserve, both of which were not allocated to the operating segments.

SEGMENT NEW WORK

     New work for each operating segment is presented below:

----------------------------------------------------------------------------------------
(In millions)
Year ended                        December 3, 1999  November 30, 1998  November 30, 1997
----------------------------------------------------------------------------------------
Engineers & Constructors Group           $  801           $  851             $  771
Government Services Group                   580              179                284
Contractors Group                           881              754                807
----------------------------------------------------------------------------------------
Total new work                           $2,262           $1,784             $1,862
========================================================================================

FINANCIAL CONDITION AND LIQUIDITY

     The Corporation has three principal sources of near-term liquidity: (1) existing cash and cash equivalents; (2) cash generated by its operations; and
(3) revolving loan borrowings under its credit facilities. Management believes the Corporation's liquidity and capital resources should be sufficient to meet its reasonably foreseeable working capital, capital expenditure and other anticipated cash requirements.

---------------------------------------------------------------------------------------
Liquidity and capital resources                        December 3,         November 30,
(In thousands)                                             1999                1998
---------------------------------------------------------------------------------------
Cash and cash equivalents
 Beginning of period                                     $  67,054             $ 53,215
 End of period                                              29,640               67,054
---------------------------------------------------------------------------------------
                                                                 Year ended
                                                       December 3,         November 30,
                                                          1999                1998
---------------------------------------------------------------------------------------
Net cash provided (used) by:
 Operating activities                                    $  35,491             $ 71,728
 Investing activities                                     (148,709)             (28,155)
 Financing activities                                       75,804              (29,734)

     Cash and cash equivalents decreased $37.4 million during the year ended December 3, 1999 to $29.6 million at December 3, 1999. This decrease reflects net cash provided by operating activities and financing activities of $35.5 million and $75.8 million, respectively, offset by cash used in investing activities of $148.7 million. Cash flow from operating activities in 1999 decreased $36.2 million compared to 1998 due primarily to an increase in receivables during 1999 and the collection in 1998 of $25.2 million from an income tax refund and related interest. Cash provided or used by operating activities from period to period is affected to a large degree by the mix, timing, state of completion and commercial terms of the Corporation's contracts, which are reflected in changes in net operating assets and liabilities.

     Net cash provided by financing activities included $100 million of net borrowings under the Corporation's credit facilities, which were partially offset by $10.2 million used to repurchase 1.027 million shares of the Corporation's common stock for treasury, $10.5 million of distributions to minority interests from the operations of WGSG and $3.6 million of other financing uses, primarily for the payment of fees paid in connection with the procurement of new revolving credit facilities.

     The Corporation received authorization in January 1998 to repurchase, in open market transactions, block trades or otherwise, up to 2 million shares of the Corporation's outstanding common stock and up to 2.765 million of its warrants to purchase common stock. As of June 1999, all 2 million shares of common stock had been repurchased. In July 1999, the Corporation received authorization to repurchase an additional 2 million shares of the Corporation's outstanding common stock. As of December 3, 1999, the Corporation has not repurchased any shares under the new authorization. Subject to market conditions and other factors, purchases of shares may be commenced, discontinued and resumed from time to time without prior notice.

     The Corporation anticipates capital expenditures for major construction equipment of approximately $33 million during 2000 for normal replacement and to meet equipment requirements of its expanding business.

     On March 19, 1999, the Corporation replaced its existing $200 million bank credit facility with new uncollateralized revolving credit facilities providing an aggregate borrowing capacity of $250 million. On May 21, 1999, borrowing capacity under the new credit facilities was increased to $325 million, consisting of a $195 million five-year facility which provides for both revolving borrowings and the issuance of letters of credit and a $130 million one-year facility that provides for revolving borrowings which may be extended in one-year increments by mutual agreement of the banks and the Corporation or converted, at the Corporation's option, into a term loan maturing one year after the then current expiration date of such facility. The Corporation has requested a one-year extension of the one-year facility from the bank. If the extension is not provided, the Corporation will exercise its option to convert the one-year facility to a one-year term loan. Depending on conditions in capital markets and other factors, the Corporation may, from time to time, consider the possible issuance of other long-term debt or securities.

     The Corporation is subject to foreign currency translation and exchange issues, primarily with regard to its mining venture, MIBRAG mbH, in Germany. At December 3, 1999, the cumulative adjustments for translation losses net of related income tax benefits was $9.5 million. The Corporation realized a pretax gain on foreign currency exchange transactions of $533 thousand for the year ended December 3, 1999. The Corporation endeavors to enter into contracts with foreign customers with repayment terms in U.S. currency in order to mitigate foreign exchange risk.

     The Corporation may, from time to time, pursue opportunities to complement existing operations through business combinations and participation in ventures, which may require additional financing and utilization of the Corporation's capital resources.

THE YEAR 2000 ISSUE

     The Corporation has not experienced any significant malfunctions or errors in its information technology ("IT") systems or non-IT devices as a result of the transition from 1999 to 2000. However, the impact of the Year 2000 issue, which results from computer programs and electronic circuitry that use two digits rather than four to define calendar years, may not yet have been fully realized. Year 2000 or related issues, such as the leap year rollover which will occur on February 29, 2000, could have effects throughout 2000, particularly in connection with monthly, quarterly and year-end business processing. Based on the operation of the Corporation's IT systems and non-IT devices since January 1, 2000, the Corporation does not expect any Year 2000 or related issues that may arise in the future to significantly disrupt its business.

     The Corporation could be negatively impacted if its clients, vendors, subcontractors or joint-venture partners are adversely affected by Year 2000 or related issues. The Corporation is currently not aware of any significant Year 2000 or related issues affecting the ability of any clients, vendors, subcontractors or joint-venture partners to conduct business.

     The total cost of the Corporation's activities to achieve Year 2000 readiness through December 3, 1999 was approximately $57 million. Of that amount, $38 million was attributable to WGSG's Year 2000 readiness efforts and was substantially funded by the federal government. The Corporation does not expect to incur significant additional costs in connection with Year 2000 readiness activities.

     The foregoing disclosure is based upon the Corporation's current expectations, which could prove to be inaccurate. Because of uncertainties and circumstances beyond the Corporation's control, such as the effect of Year 2000 and related issues on third parties with which the Corporation has relationships, the future effects of these issues on the Corporation may be different than the foregoing assessment. See "Note Regarding Forward-Looking Information."

ENVIRONMENTAL CONTINGENCY

     From July 1985 to June 1989, Industrial Constructors Corp. ("ICC"), a subsidiary of the Corporation, performed certain contract mining and construction services at the Summitville mine near Del Norte, Colorado. In 1996, the EPA and the State of Colorado (the "State") commenced an action under CERCLA in the United States District Court for the District of Colorado against Mr. Robert Friedland to recover the response costs incurred and to be incurred at the Summitville Mine Superfund Site (the "Site"). No other parties were named as defendants in the original complaints. On April 30, 1999, Mr. Friedland filed a third-party complaint in this action naming ICC and nine other defendants, alleging that such defendants are jointly and severally liable for such costs and requesting that the same be equitably allocated. On October 1, 1999, the EPA and the State filed amended complaints, naming ICC and six other parties as defendants in addition to Mr. Friedland. On August 10, 1999, ICC filed an answer to Mr. Friedland's third-party complaint and, on December 23, 1999, ICC filed answers to the EPA's and the State's amended complaints, in each case denying the allegations set forth in the complaints.

     The EPA and the State have estimated that the total response costs incurred and to be incurred at the Site will approximate $150 million. ICC is not a party to any agreement regarding the allocation of responsibility, and neither the EPA nor the State have made an allocation of responsibility among the defendants. ICC's share, if any, of the aggregate environmental liability associated with the Site is not presently determinable and depends upon, among other things, the manner in which liability may be allocated to or among ICC or other defendants, the efficacy of any defenses that ICC or such other defendants may have to any assertion of liability, the willingness and ability of such other defendants to discharge such liability as may be allocated to them and the outcome of any negotiations or settlement discussions between ICC and the EPA, the State and/or such other defendants. Accordingly, no response costs have been accrued at December 3, 1999.

     Management believes that ICC has sound factual and legal defenses to liability in this matter. However, the ultimate resolution of this matter could have a material adverse effect on ICC's financial position and could materially and adversely affect its results of operations and cash flows in one or more periods. Because ICC's financial position and results of operations are consolidated with that of the Corporation, the ultimate resolution of this matter could have a material adverse effect on the Corporation's financial position and could materially and adversely affect its results of operations and cash flows in one or more periods.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5 Reporting on the Costs of Start-Up Activities. The SOP provides guidance on the financial reporting of start-up costs and organization costs and requires costs of start-up activities and organization costs to be expensed as incurred. The SOP also amends the Audit and Accounting Guide Construction Contractors by requiring pre-contract costs that are start-up costs to be expensed as incurred. Implementation of SOP 98-5 is effective for the Corporation in the first quarter of 2000. At December 3, 1999, the Corporation had no capitalized start-up costs.

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133 Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Corporation is currently evaluating the effect SFAS No. 133 will have on future results of operations and financial position. Implementation of SFAS No. 133 is required commencing with the first quarter of 2001.

QUARTERLY FINANCIAL DATA
(In thousands except per share data)
--------------------------------------------------------------------------------
Selected quarterly financial data for the years ended December 3, 1999 and November 30, 1998 are presented below. Income per share is computed separately for each quarterly and annual period presented.

--------------------------------------------------------------------------------
1999 Quarters ended    February 26     May 28       August 27       December 3
--------------------------------------------------------------------------------
Revenue                 $421,310      $567,826      $595,414         $663,678
Gross profit              20,785        24,360        31,749           41,337
Net income                 8,891        13,791        12,270           13,333
Income per share
 Basic                  $    .17      $    .26      $    .23         $    .26
 Diluted                     .17           .26           .23              .25
--------------------------------------------------------------------------------
Market price
 High                   $  11.44      $  11.38      $  11.13         $  10.94
 Low                        9.19          9.06          9.63             8.19
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
1998 Quarters ended    February 28     May 31       August 31       November 30
--------------------------------------------------------------------------------
Revenue                 $385,041      $436,069      $497,795         $543,269
Gross profit              18,976        22,121        21,307           24,138
Net income                 8,222         9,084         9,579           10,668
Income per share
 Basic                  $    .15      $    .17      $    .18         $    .20
 Diluted                     .15           .17           .18              .20
--------------------------------------------------------------------------------
Market price
 High                   $  12.44      $  12.25      $  14.94         $  11.88
 Low                        9.06         10.88         11.06             8.75
--------------------------------------------------------------------------------

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK (In thousands of dollars)

     The Corporation's exposure to market risk for changes in interest rates relates primarily to the Corporation's short- and long-term investment portfolio and debt obligations. The Corporation's short-term investment portfolio consists primarily of highly liquid instruments with maturities of one month or less. The Corporation's long-term investment portfolio consists primarily of high-quality debt instruments with maturities under 10 years and an average maturity of 3.5 years. These long-term instruments are held to fund potential workers compensation, general liability and auto liability obligations of the Corporation. The Corporation seeks to match the maturities of these instruments as closely as possible with its anticipated workers compensation obligations and to hold these instruments to maturity in order to minimize market risk exposure, but may sell such securities in response to market rates, needs for liquidity or changes in availability of and the yield on alternative investments. As of December 3, 1999, the Corporation had $7,056 of short-term investments classified as cash equivalents and $41,640 in its long-term investment portfolio.

     The Corporation may, from time to time, effect borrowings under its bank credit facilities for general corporate purposes, including working capital requirements, capital expenditures and acquisitions. Borrowings under the bank credit facilities of $100,000 at December 3, 1999 bear interest at the applicable LIBOR or base rate plus an additional margin and, therefore, the Corporation is subject to fluctuations in interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

MORRISON KNUDSEN CORPORATION AND SUBSIDIARIES
  Consolidated Financial Statements and Financial Statement Schedule as of December 3, 1999 and November 30, 1998, and for each of the three years in the period ended December 3, 1999

                                                                     PAGE(S)
       Report of Independent Accountants                              II-14
       Consolidated Statements of Income                              II-15
       Consolidated Statements of Comprehensive Income                II-15
       Consolidated Balance Sheets                                    II-16
       Consolidated Statements of Cash Flows                          II-18
       Consolidated Statements of Stockholders' Equity                II-19
       Notes to Consolidated Financial Statements                 II-20 to II-42
       Schedule II  Valuation, Qualifying and Reserve Accounts         S-1

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Morrison Knudsen Corporation

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Morrison Knudsen Corporation and its subsidiaries (the "Corporation") at December 3, 1999 and November 30, 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 3, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Corporation's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     As discussed in Note 12 to the consolidated financial statements, a subsidiary of the Corporation has been named as a defendant in litigation regarding the Summitville Mine Superfund Site. The outcome of the litigation is not presently determinable and, accordingly, response costs have not been accrued in the accompanying financial statements.

/s/ PricewaterhouseCoopers

Boise, Idaho
January 28, 2000

CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share data)

--------------------------------------------------------------------------------------------------------------
                                                                 December 3,    November 30,    November 30,
Year ended                                                          1999          1998            1997
--------------------------------------------------------------------------------------------------------------
Revenue                                                          $ 2,248,228    $ 1,862,174    $ 1,677,301
Cost of revenue                                                   (2,129,997)    (1,775,632)    (1,597,986)
--------------------------------------------------------------------------------------------------------------
Gross profit                                                         118,231         86,542         79,315
General and administrative expenses                                  (25,999)       (24,202)       (22,910)
Goodwill amortization                                                (12,576)        (3,597)        (3,578)
--------------------------------------------------------------------------------------------------------------
Operating income                                                      79,656         58,743         52,827
Investment income                                                      3,429          5,774          9,075
Interest expense                                                      (7,642)          (869)          (890)
Other income (expense), net                                            9,681          3,757         (1,116)
--------------------------------------------------------------------------------------------------------------
Income before income taxes and minority interests
 in income of consolidated subsidiaries                               85,124         67,405         59,896
Income tax expense                                                   (31,633)       (29,852)       (27,865)
Minority interests in income of consolidated subsidiaries             (5,206)             -              -
--------------------------------------------------------------------------------------------------------------
Net income                                                       $    48,285    $    37,553    $    32,031
==============================================================================================================
Income per share
 Basic                                                                  $.92           $.70           $.59
 Diluted                                                                 .91            .69            .59
--------------------------------------------------------------------------------------------------------------
Common shares used to compute income per share
 Basic                                                                52,736         53,891         54,044
 Diluted                                                              52,885         54,136         54,181
--------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

--------------------------------------------------------------------------------------------------------------
                                                                 December 3,    November 30,    November 30,
Year ended                                                          1999           1998            1997
--------------------------------------------------------------------------------------------------------------
Net income                                                       $    48,285    $    37,553    $    32,031
--------------------------------------------------------------------------------------------------------------
Other comprehensive income, net of tax:
 Foreign currency translation adjustments                             (6,426)         2,462         (5,358)
 Unrealized gains (losses) on marketable securities:
  Unrealized net holding gains (losses) arising during period           (567)           241            (23)
  Less: Reclassification adjustment for net gains (losses)
   realized in net income                                                 36              5             (6)
 Minimum pension liability adjustment                                    581           (670)             -
--------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss), net of tax                         (6,376)         2,038         (5,387)
--------------------------------------------------------------------------------------------------------------
Comprehensive income                                             $    41,909    $    39,591    $    26,644
==============================================================================================================

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS
(In thousands except per share data)

-------------------------------------------------------------------------------------------------------
                                                                           December 3,     November 30,
                                                                              1999            1998
-------------------------------------------------------------------------------------------------------
ASSETS
-------------------------------------------------------------------------------------------------------
Current assets
Cash and cash equivalents                                                  $   29,640      $  67,054
Accounts receivable, including retentions of $19,704 and $18,627              215,523        175,513
Unbilled receivables                                                          124,793         74,552
Inventories, net of progress payments of $21,926                               20,096              -
Refundable income taxes                                                         3,055            780
Investments in and advances to construction joint ventures                     82,551         70,855
Deferred income taxes                                                          41,043         26,489
Other                                                                          15,262         12,479
-------------------------------------------------------------------------------------------------------
Total current assets                                                          531,963        427,722
-------------------------------------------------------------------------------------------------------

Investments and other assets
Securities available for sale, at fair value                                   41,640         45,985
Investments in mining ventures                                                 69,063         67,967
Assets held for sale                                                                -         14,169
Cost in excess of net assets acquired, net of accumulated amortization
 of $21,906 and $9,330                                                        351,869        112,994
Deferred income taxes                                                          48,606         30,965
Other                                                                          21,114          8,077
-------------------------------------------------------------------------------------------------------
Total investments and other assets                                            532,292        280,157
-------------------------------------------------------------------------------------------------------

Property and equipment, at cost
Construction equipment                                                        183,806        179,337
Land and improvements                                                           7,970          6,993
Buildings and improvements                                                     17,154          6,341
Equipment and fixtures                                                         81,694         63,534
-------------------------------------------------------------------------------------------------------
Total property and equipment                                                  290,624        256,205
Less accumulated depreciation                                                (158,856)      (175,933)
-------------------------------------------------------------------------------------------------------
Property and equipment, net                                                   131,768         80,272
-------------------------------------------------------------------------------------------------------
Total assets                                                               $1,196,023      $ 788,151
=======================================================================================================

The accompanying notes are an integral part of the financial statements.

------------------------------------------------------------------------------------------------------------
                                                                               December 3,      November 30,
                                                                                  1999             1998
------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------
Current liabilities
Accounts payable                                                               $  105,007       $ 56,388
Subcontracts payable, including retentions of $18,469 and $22,843                  42,624         59,857
Billings in excess of cost and estimated earnings on uncompleted contracts         53,739         40,959
Estimated costs to complete long-term contracts                                    72,815         49,228
Accrued salaries, wages and benefits, including compensated absences
 of $24,721 and $14,698                                                            65,759         58,939
Income taxes payable                                                                1,079          1,535
Other accrued liabilities                                                          44,072         36,118
------------------------------------------------------------------------------------------------------------
Total current liabilities                                                         385,095        303,024
------------------------------------------------------------------------------------------------------------
Non-current liabilities
Long-term debt                                                                    100,000              -
Postretirement benefit obligation                                                  80,685         53,456
Accrued workers' compensation                                                      36,181         39,625
Pension and deferred compensation liabilities                                     100,116         16,390
Environmental remediation obligations                                               6,016          4,753
------------------------------------------------------------------------------------------------------------
Total non-current liabilities                                                     322,998        114,224
------------------------------------------------------------------------------------------------------------
Contingencies and commitments  (Note 12)
------------------------------------------------------------------------------------------------------------
Minority interests                                                                 84,840              -
------------------------------------------------------------------------------------------------------------
Stockholders' equity
Preferred stock, par value $.01, 10,000 shares authorized                               -              -
Common stock, par value $.01, authorized 100,000 shares;
 issued 54,359 and 54,335                                                             544            544
Capital in excess of par value                                                    248,720        248,277
Stock purchase warrants                                                             6,554          6,555
Retained earnings                                                                 179,696        131,411
Treasury stock, 2,009 and 982 shares, at cost                                     (23,124)       (12,960)
Accumulated other comprehensive income (loss)                                      (9,300)        (2,924)
------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                        403,090        370,903
------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                     $1,196,023       $788,151
============================================================================================================

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

-----------------------------------------------------------------------------------------------------------------
                                                                      December 3,   November 30,   November 30,
Year ended                                                               1999          1998           1997
-----------------------------------------------------------------------------------------------------------------
Net income                                                            $  48,285       $ 37,553       $ 32,031
Adjustments to reconcile net income to cash provided
  by operating activities:
 Depreciation of property and equipment                                  24,903         20,522         22,808
 Amortization of goodwill                                                12,576          3,597          3,578
 Amortization of prepaid loan fees                                          534              -              -
 Provision for losses on uncompleted contracts, net change                  867         (9,580)       (11,516)
 Deferred income taxes                                                   17,805         23,902         20,974
 Minority interests in net income of consolidated subsidiaries            8,535              -              -
 Equity in net income of mining ventures less dividends received        (10,662)        (7,157)        (9,502)
 Accrued workers' compensation                                           (6,239)         5,537          6,799
 Gain on sale of assets, net                                             (8,771)          (716)        (1,602)
 Other                                                                    1,922         (2,707)        (4,850)
 Changes in other assets and liabilities, net of effects of
   business combinations:
  Accounts receivable and unbilled receivables                          (46,226)        11,762         63,580
  Investments in and advances to construction joint ventures            (11,696)       (41,297)        (9,388)
  Inventories                                                             3,471              -              -
  Other assets                                                           (2,140)           751          1,199
  Accounts payable, accrued salaries, other accrued liabilities
   and subcontracts payable                                              13,430         18,816        (62,908)
  Billings in excess of cost and estimated earnings                      (5,111)        11,393        (26,743)
  Estimated costs to complete long-term contracts                        (7,292)       (14,428)        (8,054)
  Income taxes                                                            1,300         13,780         (7,116)
-----------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                35,491         71,728          9,290
-----------------------------------------------------------------------------------------------------------------
Investing activities
Property and equipment acquisitions                                     (48,417)       (25,493)       (19,700)
Property and equipment disposals                                          3,604          5,017          6,675
Purchases of securities available for sale                              (19,714)       (19,293)       (22,191)
Sales and maturities of securities available for sale                    23,144         13,377         13,387
Purchase of businesses, net of cash acquired                           (132,094)        (4,037)             -
Sales of businesses                                                      25,914          2,758              -
Collection of notes receivable                                                -              -          8,087
Other investing activities                                               (1,146)          (484)         6,255
-----------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                  (148,709)       (28,155)        (7,487)
-----------------------------------------------------------------------------------------------------------------
Financing activities
Net proceeds from long-term revolving line of credit                    100,000              -              -
Purchase of treasury stock                                              (10,164)       (12,848)             -
Distributions to minority interests                                     (10,473)             -              -
Redemption of preferred stock, Series A                                       -        (18,000)             -
Other financing activities                                               (3,559)         1,114          3,102
-----------------------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities                         75,804        (29,734)         3,102
-----------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                        (37,414)        13,839          4,905
Cash and cash equivalents at beginning of period                         67,054         53,215         48,310
-----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                            $  29,640       $ 67,054       $ 53,215
-----------------------------------------------------------------------------------------------------------------

Supplemental disclosure of cash flow information (Note 13)
The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
------------------------------------------------------------------------------------------------------------
Year ended                                       December 3, 1999    November 30, 1998    November 30, 1997
                                                 Shares    Amount     Shares    Amount     Shares    Amount
------------------------------------------------------------------------------------------------------------
Common stock
Balance at beginning of year                     54,335   $    544    54,299   $    543    53,809   $    538
Shares issued under stock award plan                 24          -        33          1       487          5
Stock purchase warrants converted to shares
 of common stock                                      -          -         3          -         3          -
------------------------------------------------------------------------------------------------------------
Balance at end of year                           54,359   $    544    54,335   $    544    54,299   $    543
============================================================================================================

Capital in excess of par value
Balance at beginning of year                              $248,277             $247,820             $242,669
Shares issued under stock award plan                           219                  221                4,725
Stock purchase warrants converted to shares
 of common stock                                                 4                   17                   32
Compensation related to stock plans                            220                  219                  394
------------------------------------------------------------------------------------------------------------
Balance at end of year                                    $248,720             $248,277             $247,820
============================================================================================================

Stock purchase warrants
Balance at beginning of year                              $  6,555             $  6,557             $  6,564
Stock purchase warrants converted to shares
 of common stock                                                (1)                  (2)                  (7)
------------------------------------------------------------------------------------------------------------
Balance at end of year                                    $  6,554             $  6,555             $  6,557
============================================================================================================

Retained earnings
Balance at beginning of year                              $131,411             $ 93,858             $ 61,827
Net income                                                  48,285               37,553               32,031
------------------------------------------------------------------------------------------------------------
Balance at end of year                                    $179,696             $131,411             $ 93,858
============================================================================================================

Treasury stock
Balance at beginning of year                       (982)  $(12,960)      (58)  $   (685)            $
Shares issued under (acquired for) stock
 award plan                                           -          -        49        573       (58)      (685)
Treasury stock acquisitions                      (1,027)   (10,164)     (973)   (12,848)
------------------------------------------------------------------------------------------------------------
Balance at end of year                           (2,009)  $(23,124)     (982)  $(12,960)      (58)  $   (685)
============================================================================================================

Unearned compensation  restricted stock
Balance at beginning of year                              $      -           $        -           $    (19)
Shares issued under stock award plan                             -                    -                 19
------------------------------------------------------------------------------------------------------------
Balance at end of year                                    $      -             $      -             $    -
============================================================================================================

Accumulated other comprehensive income
Balance at beginning of year                              $ (2,924)            $ (4,962)            $    425
Foreign currency translation adjustments, net               (6,426)               2,462               (5,358)
Change in unrealized gain on securities
 available for sale, net                                      (531)                 246                  (29)
Minimum pension liability adjustment, net                      581                 (670)                   -
------------------------------------------------------------------------------------------------------------
Balance at end of year                                    $ (9,300)            $ (2,924)            $ (4,962)
============================================================================================================

MORRISON KNUDSEN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of dollars except per share data)

     The term "Corporation" as used in this Annual Report includes Morrison Knudsen Corporation and its consolidated subsidiaries unless otherwise indicated.

1.   SIGNIFICANT ACCOUNTING POLICIES

Business:

     The Corporation is an international provider of a broad range of design, engineering, construction, construction management, facilities and operations management, environmental remediation and mining services to diverse public and private sector clients, including (i) engineering, construction and construction management services to industrial companies, electric utilities and public agencies, (ii) diverse heavy construction and construction management services for the highway, airport, water resource, railway, mining and commercial buildings industries and (iii) comprehensive nuclear and other environmental and hazardous substance remediation services to governmental and private-sector clients. In providing such services, the Corporation enters into three basic types of contracts: fixed-price or lump-sum contracts providing for a fixed price for all work to be performed, unit-price contracts providing for a fixed price for each unit of work performed, and cost-type contracts providing for reimbursement of costs plus a fee. Both anticipated income and economic risk are greater under fixed-price and unit-price contracts than under cost-type contracts. Engineering, construction management and environmental and hazardous substance remediation contracts are typically awarded on a cost-plus-fee basis.

     The Corporation participates in construction joint ventures, often as sponsor and manager of projects, which are formed for the sole purpose of bidding, negotiating and completing specific projects. The Corporation participates in two mining ventures: Westmoreland Resources, Inc., a coal mining company in Montana, and MIBRAG mbH, a company that operates lignite coal mines and power plants in Germany. In addition, on March 22, 1999, the Corporation and BNFL Nuclear Services, Inc. ("BNFL") acquired the government and environmental services businesses of CBS Corporation (formerly known as Westinghouse Electric Corporation). See Note 3. "Acquisition of GESCO Businesses" of Notes to Consolidated Financial Statements.

Basis of presentation:

     The consolidated financial statements include the accounts of the Corporation and all of its majority-owned subsidiaries (including Westinghouse Government Services Company LLC and Westinghouse Government Environmental Services Company LLC, which were formed to acquire the GESCO businesses). Investments in mining ventures and all construction joint ventures are accounted for by the equity method. The Corporation's proportionate share of construction joint-venture and mining venture revenue, cost of revenue and gross profit
(loss) is included in the consolidated statements of income. Intercompany accounts and transactions have been eliminated.

     The Corporation's fiscal year has historically ended on November 30. Effective December 1, 1998, the Corporation adopted a 52/53 week fiscal year ending on the Friday closest to November 30. The change in reporting period has not materially affected comparability between the reporting periods presented.

Revenue recognition:

     Revenue is generally recognized on the percentage-of-completion method. Completion on contracts is generally measured based on the proportion of costs incurred to total estimated contract costs. For certain long-term contracts involving mining, environmental and hazardous substance remediation, completion is measured on estimated physical completion or units of production.

     Revenue recognition on certain fixed-price construction contracts begins when progress is sufficient to estimate the probable outcome, or on the completed contract method if the probable outcome cannot be reasonably estimated. The cumulative effect of revisions to contract revenue and completion costs, including incentive awards, penalties, change orders and anticipated losses, is recorded in the accounting period in which the amounts are known and can be reasonably estimated. Such revisions could occur at any time, and the effects could be material. Revenue from claims are recorded, to the extent that contract costs have been incurred, when it is probable that the claim will result in additional contract revenue and it can be reliably estimated.

     The Corporation has a number of contracts and subcontracts with various agencies of the U.S. government, principally for environmental remediation and restoration work, which extend beyond one year and for which government funding has not yet been approved. All contracts with agencies of the U.S. government and some commercial and foreign contracts are subject to unilateral termination at the option of the customer. In the event of a termination, the Corporation would not receive projected revenues associated with the terminated portion of such contracts.

     The Corporation has a history of making reasonably dependable estimates of the extent of progress towards completion, contract revenue and contract completion costs on its long-term engineering and construction contracts. However, due to uncertainties inherent in the estimation process, it is possible that actual completion costs may vary from estimates.

Use of estimates:

     The preparation of the Corporation's consolidated financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet date and the reported amounts of revenue and costs during the reporting periods. Actual results could differ from those estimates. On an ongoing basis, management reviews its estimates based on information that is currently available. Changes in facts and circumstances may result in revised estimates.

Unbilled receivables:

     Unbilled receivables at December 3, 1999 represent costs incurred under contracts in process which have not yet been invoiced to customers, and arise from the use of the percentage-of-completion method of accounting, cost reimbursement-type contracts and the timing of billings. Substantially all unbilled receivables at December 3, 1999 are expected to be billed and collected within one year.

Classification of current assets and liabilities:

     The Corporation includes in current assets and liabilities amounts realizable and payable under contracts that extend beyond one year. Accounts receivable at December 3, 1999 include approximately $4,133 of contract retentions which are not expected to be collected within one year. At December 3, 1999, accounts receivable include $1,320 of short-term marketable securities jointly held with customers as contract retentions, the market value of which approximated the carrying amounts. The Corporation recognizes interest income from marketable securities as earned. Advances from customers are non-interest bearing.

Cash equivalents:

     Cash equivalents consist of liquid securities with original maturities of three months or less that are readily convertible into known amounts of cash.

Inventories:

     Inventories are stated at the lower of cost or market on a first-in, first-out (FIFO) basis and consist of inventoried costs relating to long-term contracts. The elements of cost included in inventories are direct labor, direct material and certain overheads.

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

Cost in excess of net assets acquired:

     Cost in excess of net assets acquired in business combinations ("goodwill") is amortized using the straight-line method over 20 to 40 years. The carrying value of goodwill or other long-lived assets is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If impairment is indicated by the facts and circumstances, an impairment loss will be recognized based on a comparison of the carrying value of the long-lived assets and associated goodwill with the undiscounted cash flow of such assets. The carrying amount of the goodwill identifiable with such assets will be eliminated before recognition of impairment of the related long-lived tangible and identifiable intangible assets.

Property and equipment:

     Property and equipment is stated at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. Depreciation of construction equipment is provided on straight-line and accelerated methods, after an allowance for estimated salvage value, over estimated lives of 2 to 10 years. Depreciation of buildings is provided on the straight-line method over estimated lives of 10 to 40 years, and improvements are amortized over the shorter of the asset life or lease term. Depreciation of equipment is provided under the straight-line method over estimated lives of 3 to 12 years. Upon disposition, cost and related accumulated depreciation of property and equipment are removed from the accounts and the gain or loss is reflected in results of operations.

Foreign currency translation:

     The functional currency for foreign operations is generally the local currency. Translation of assets and liabilities to U.S. dollars is based on exchange rates at the balance sheet date. Translation of revenue and expenses to U.S. dollars is based on a weighted-average rate during the period. Translation gains or losses, net of income tax effects, are reported as a component of other comprehensive income. Because of the short-term duration of construction and engineering projects, related translation gains or losses are recognized currently. Gains or losses from foreign currency transactions are included in the results of operations of the period in which the transaction is completed.

Environmental liabilities:

     Accruals for estimated costs of response actions for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. On a quarterly basis, the Corporation reviews estimates of costs of response actions at various sites, including sites in respect of which government agencies have designated the Corporation as a potentially responsible party ("PRP"). Accrued liabilities may be discounted and are exclusive of claims for recovery, if any. However, due to uncertainties inherent in the estimation process, it is possible that actual results may vary from estimates.

Income taxes:

     Deferred income tax assets and liabilities are recognized for the effects of temporary differences between the carrying amounts and the income tax basis of assets and liabilities using enacted tax rates. A valuation allowance is established when it is more likely than not that net deferred tax assets will not be realized. Tax credits are generally recognized in the year they arise.

Income per share:

     Basic income per share is calculated on the weighted-average number of outstanding common shares during the applicable period. Diluted income per share is based on the weighted-average number of outstanding common shares plus the weighted-average number of potential outstanding common shares. The additional weighted-average number of potential outstanding common shares for purposes of computing diluted earnings per share consisted solely of stock options for all periods presented. Stock purchase warrants were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the warrants and, therefore, the effect would be antidilutive. Income per share is computed separately for each period presented.

Recently issued accounting standards:

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5 Reporting on the Costs of Start-Up Activities. The SOP provides guidance on the financial reporting of start-up costs and organization costs and requires costs of start-up activities and organization costs to be expensed as incurred. The SOP also amends the Audit and Accounting Guide Construction Contractors by requiring pre-contract costs that are start-up costs to be expensed as incurred. Implementation of SOP 98-5 is effective for the Corporation in the first quarter of 2000. At December 3, 1999, the Corporation had no capitalized start-up costs.

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133 Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Corporation is currently evaluating the effect SFAS No. 133 will have on future results of operations and financial position. Implementation of SFAS No. 133 is required commencing with the first quarter of 2001.

2.   ADOPTION OF ACCOUNTING PRINCIPLES

     During 1999, the Corporation adopted Financial Accounting Standards Board Statement No. 130 Reporting Comprehensive Income ("SFAS No. 130"). SFAS No. 130 establishes standards for the reporting and display of comprehensive income but does not effect the current principles of measurement of revenue. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.

     During 1999, the Corporation adopted Financial Accounting Standards Board Statement No. 131 Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"). SFAS No. 131 requires publicly-held companies to report segment and other financial information which is utilized by the chief operating decision maker and to reconcile the segment information to financial statement amounts.

     The Corporation also adopted Financial Accounting Standards Board Statement No. 132 Employers' Disclosure about Pensions and Other Postretirement Benefits - an amendment of FASB Statements No. 87, 88 and 106 ("SFAS No. 132"). SFAS No. 132 revises and standardizes the disclosure requirements for pensions and other postretirement benefits, requires additional information on changes in the benefit obligations and fair values of plan assets and eliminates certain disclosures previously required. SFAS No. 132 does not change the measurement or recognition of those plans.

3.  ACQUISITION OF GESCO BUSINESSES

     On March 22, 1999, the Corporation and BNFL acquired the GESCO businesses from CBS Corporation (formerly known as Westinghouse Electric Corporation) pursuant to an Asset Purchase Agreement dated June 25, 1998 (the "GESCO acquisition"). The GESCO businesses provide a wide range of products, services and technologies in the government services and nuclear industries throughout the world.

     Concurrent with the GESCO acquisition, the following two separate companies were formed to acquire the operations of the GESCO businesses:

     . Westinghouse Government Services Company LLC ("WGS"), a limited liability company that provides defense-related operations and management services for the U.S. Departments of Energy and Defense, including the production of tritium for national weapons programs and high-level waste solidification (also known as "vitrification"), and employs over 11,200 employees.

     . Westinghouse Government Environmental Services Company LLC ("WGES"), a limited liability company that provides non-defense related governmental and environmental services, including environmental remediation and waste management services, and employs approximately 2,500 employees.

     The respective rights and obligations of the Corporation and BNFL with respect to WGS and WGES are set forth in the Amended and Restated Consortium Agreement (the "Consortium Agreement") dated March 19, 1999 and in certain other documents referred to therein. Pursuant to the Consortium Agreement and such other documents, 60% of the profits, losses and cash flows of WGS and WGES are allocated to the Corporation and 40% of the profits, losses and cash flows are allocated to BNFL. WGS and WGES constitute the Corporation's Westinghouse Government Services Group ("WGSG").

     The estimated aggregate purchase price of the GESCO businesses was approximately $212,741 (subject to the resolution of certain adjustments provided for in the Asset Purchase Agreement) consisting of cash paid to CBS of approximately $201,060 and acquisition costs of approximately $11,681. The Corporation's share of the estimated aggregate purchase price, $127,645, was funded primarily through borrowings under the Corporation's bank credit facilities. The acquisition of the GESCO businesses is being accounted for as a purchase business combination. The Corporation's results of operations, financial position and cash flows include WGSG on a consolidated basis and reflect BNFL's 40% minority interest in WGSG and a third party's 35% minority interest in Safe Sites of Colorado LLC, a subsidiary of WGSG.

     The aggregate purchase price has been allocated to the net assets acquired, with the remainder recorded as cost in excess of net assets acquired, on the basis of estimates of fair values, as follows:

--------------------------------------------------------------------------------
Working capital                                                   $   (2,279)
Investments and other assets                                           8,405
Property, plant and equipment                                         25,496
Postretirement benefit obligation                                    (27,000)
Pension liabilities                                                  (80,400)
Other non-current liabilities and minority interests                 (11,349)
Cost in excess of net assets acquired                                299,868
--------------------------------------------------------------------------------
Total acquisition costs                                           $  212,741
================================================================================

--------------------------------------------------------------------------------
Corporation's share of purchase price                             $  127,645
BNFL's share of purchase price                                        85,096
--------------------------------------------------------------------------------
                                                                  $  212,741
================================================================================

     The allocation of the purchase price to the net assets acquired includes preliminary estimates of certain employee benefit obligations based primarily on limited information provided by CBS Corporation and the management of the GESCO businesses. The information necessary to complete the allocation includes detailed participant data, and agreement and settlement of assets to be transferred by CBS Corporation to the benefit plans, both of which could have a material effect on the purchase price allocation. Final allocation of the purchase price relating to benefit plan assets and liabilities assumed in the GESCO acquisition is expected to be completed by the Corporation's second quarter ending June 2, 2000. See Note 9. "Benefit Plans" of Notes to Consolidated Financial Statements.

     The following unaudited pro forma information presents the consolidated results of operations of the Corporation as if the GESCO acquisition had taken place on December 1, 1997, after giving effect to certain adjustments, including amortization of goodwill on a straight-line basis over twenty years, depreciation expense, interest expense, amortization of new credit facility fees and related tax effects. These pro forma results of operations have been prepared for illustrative purposes only and do not purport to be indicative of operating results that would have resulted had the GESCO acquisition occurred on the dates indicated, or of future operating results.

--------------------------------------------------------------------------------
Year ended                            December 3, 1999         November 30, 1998
Revenue                               $    2,327,884           $    2,340,248
Net income                                    46,333                   44,076
Basic income per share                           .88                      .82
Diluted income per share                         .88                      .81
--------------------------------------------------------------------------------

4.   SECURITIES AVAILABLE FOR SALE

     Securities available for sale are reported at fair value and consist primarily of debt securities at December 3, 1999. Gross unrealized gains are $805 and losses are $375 at December 3, 1999. Gross unrealized gains were $1,459 and losses were $157 at November 30, 1998. Unrealized gains and losses, net of income tax effects, are reported as a component of other comprehensive income. Cost is determined using the specific identification method for purposes of calculating realized gains and losses. Securities available for sale are held in a captive insurance subsidiary which insures workers' compensation, general and auto liability risks of the Corporation. Securities available for sale having a fair value of $3,000 at December 3, 1999 are pledged as collateral for the Corporation's reimbursement obligations in respect of letters of credit issued at the Corporation's request by third parties. Maturities, fair value and cost of securities held for sale were as follows:

--------------------------------------------------------------------------------
Maturities of securities                          Fair value       Cost
2000                                              $   14,435       $  14,241
2001-2002                                             19,203          19,034
2003-2006                                              8,002           7,935
--------------------------------------------------------------------------------
Total at December 3, 1999                         $   41,640       $  41,210
================================================================================
Total at November 30, 1998                        $   45,985       $  44,683
================================================================================

5.   VENTURES

Construction joint ventures:

     The Corporation participates in joint ventures, generally as sponsor and manager of the projects, which are formed to bid, negotiate and complete specific projects. The size, scope and duration of joint-venture projects vary among periods.

--------------------------------------------------------------------------------------------------------------------
Combined financial position of construction joint ventures                December 3, 1999       November 30, 1998
--------------------------------------------------------------------------------------------------------------------
Current assets                                                            $      372,772          $   407,790
Property and equipment, net                                                       39,524               52,698
Current liabilities                                                             (232,416)            (269,813)
--------------------------------------------------------------------------------------------------------------------
Net assets                                                                $      179,880          $   190,675
====================================================================================================================
--------------------------------------------------------------------------------------------------------------------
Combined results of operations of construction joint ventures
Year ended                                          December 3, 1999      November 30, 1998       November 30, 1997
--------------------------------------------------------------------------------------------------------------------
Revenue                                             $    1,128,477          $  1,219,951          $   793,555
Cost of revenue                                         (1,053,437)           (1,058,715)            (715,492)
--------------------------------------------------------------------------------------------------------------------
Gross profit (excludes indirect overhead cost)      $       75,040          $    161,236          $    78,063
====================================================================================================================
--------------------------------------------------------------------------------------------------------------------
Corporation's share of results of operations of construction joint ventures
Year ended                                          December 3, 1999      November 30, 1998      November 30, 1997
Revenue                                             $      446,894          $    436,407          $  331,940
Cost of revenue                                           (420,213)             (384,549)           (299,701)
--------------------------------------------------------------------------------------------------------------------
Gross profit (excludes indirect overhead cost)      $       26,681          $     51,858          $   32,239
====================================================================================================================

Mining ventures:

     At December 3, 1999, the Corporation had ownership interests in two mining ventures, MIBRAG mbH (33%) and Westmoreland Resources, Inc. ("Westmoreland Resources") (20%). The Corporation provides contract mining services to these ventures.

--------------------------------------------------------------------------------------------------------------------
Combined financial position of mining ventures                        December 3, 1999         November 30, 1998
--------------------------------------------------------------------------------------------------------------------
Current assets                                                        $    215,424             $    313,607
Non-current assets                                                         100,808                  123,286
Property and equipment, net                                                612,714                  594,916
Current liabilities                                                        (68,198)                 (87,824)
Long-term debt                                                            (320,113)                (356,767)
Other non-current liabilities                                             (320,104)                (369,823)
--------------------------------------------------------------------------------------------------------------------
Net assets                                                            $    220,531             $    217,395
====================================================================================================================

--------------------------------------------------------------------------------------------------------------------
Combined results of operations of mining ventures
Year ended                                        December 3, 1999    November 30, 1998        November 30, 1997
--------------------------------------------------------------------------------------------------------------------
Revenue                                             $   334,090       $    291,918             $    364,425
Cost of revenue                                        (294,576)          (267,397)                (331,502)
--------------------------------------------------------------------------------------------------------------------
Gross profit (excludes indirect overhead cost)      $    39,514       $     24,521             $     32,923
====================================================================================================================

--------------------------------------------------------------------------------------------------------------------
Corporation's share of results of operations of mining ventures
Year ended                                        December 3, 1999    November 30, 1998        November 30, 1997
--------------------------------------------------------------------------------------------------------------------
Revenue                                             $   103,724       $     93,568             $    115,412
Cost of revenue                                         (91,290)           (85,775)                (105,108)
--------------------------------------------------------------------------------------------------------------------
Gross profit (excludes indirect overhead cost)      $    12,434       $      7,793             $     10,304
====================================================================================================================

  Undistributed earnings from mining ventures totaled $29,957 at December 3, 1999.

6.   SALES OF BUSINESSES

     During the year ended December 3, 1999, the Corporation sold a foreign non-core subsidiary of Old MK and a domestic subsidiary engaged in the concrete and aggregate business. The $8,730 pretax gain on the sale of these businesses was recognized as other income. Operations of the subsidiaries resulted in revenue of $11,985, $20,200 and $5,300 and net losses of $481, $12 and $937 for 1999,
1998 and 1997, respectively. Proceeds from the sales of both businesses totaled $25,914. During 1998, land held for sale was sold at approximate book value of $2,758. During 1997, a 29.5% stock ownership interest in a foreign bank which had a carrying amount of $5,244 at November 30, 1996 was sold at a loss of $833.

7.   CREDIT FACILITIES

     On March 19, 1999, the Corporation replaced its existing bank credit facility with new uncollateralized revolving credit facilities providing an aggregate borrowing capacity of $250,000 in order to acquire the GESCO businesses, to provide for general corporate purposes, to support working capital requirements, and to support letters of credit and other potential acquisitions. On May 21, 1999, the new credit facilities were increased to $325,000 consisting of a $195,000 five-year facility, which provides for both revolving borrowings and the issuance of letters of credit, and a $130,000 one-year facility, which provides for revolving borrowings. The one-year facility may be extended in one-year increments by mutual agreement of the banks and the Corporation or converted, at the Corporation's option, to a term loan having a maturity of one year after the then current expiration of such facility. The facilities' covenants require the maintenance of financial ratios, and place limitations on guarantees, liens, investments, dividends and other matters. At December 3, 1999, $55,000 and $45,000 were outstanding on the one-year and five-year facilities, respectively. The Corporation has requested a one-year extension of the one-year facility from the banks. If the extension is not provided, the Corporation will exercise its option to convert the one-year facility to a one-year term loan.

     The facilities provide for interest on loans, payable at the conclusion of each interest commitment period not to exceed quarterly, at the applicable LIBOR rate or the base rate, as defined, plus an additional margin. The additional margin ranges from 1.25% to 2.00% for the LIBOR rate and 0.25% to 1.00% for the base rate, based on the ratio of earnings before interest, taxes, depreciation and amortization to the Corporation's funded debt. The effective interest rate at December 3, 1999 was 6.98%. On March 19, 1999, the Corporation paid $3,700 in underwriting fees to the banks and is required to pay quarterly commitment and letter of credit fees. Commitment fees are based on the unused portion of the facilities. Letter of credit fees are based on a percentage of the letter of credit amount.

8.    TAXES ON INCOME

     The components of the U.S. federal, state and foreign income tax expense (benefit) were as follows:

---------------------------------------------------------------------------------------------------------
Year ended                             December 3, 1999       November 30, 1998       November 30, 1997
---------------------------------------------------------------------------------------------------------
Currently payable (refundable)
 U.S. federal                          $    3,279             $     1,601             $    (2,699)
 State                                        716                     761                     871
 Foreign                                    3,885                   4,437                   3,535
---------------------------------------------------------------------------------------------------------
Current                                     7,880                   6,799                   1,707
---------------------------------------------------------------------------------------------------------
Deferred
 U.S. federal                              18,062                  21,128                  22,585
 State                                      4,614                   3,604                   3,043
 Foreign                                    1,077                  (1,679)                    530
---------------------------------------------------------------------------------------------------------
Deferred                                   23,753                  23,053                  26,158
---------------------------------------------------------------------------------------------------------
Income tax expense                     $   31,633             $    29,852             $    27,865
=========================================================================================================

---------------------------------------------------------------------------------------------------------
Deferred tax assets and liabilities                          December 3, 1999      November 30, 1998
---------------------------------------------------------------------------------------------------------
Deferred tax assets
 Employee benefit plans                                      $      35,917         $    34,177
 Estimated loss accruals                                            22,439              38,643
 Revenue recognition                                                 1,488               1,413
 Minimum tax credits                                                15,339              13,731
 Foreign tax credits                                                 9,035                   -
 Joint ventures                                                        224                   -
 Self-insurance accruals                                            27,520              34,612
 Loss carryforwards                                                 76,147              85,911
 Valuation allowance                                               (41,987)            (91,987)
---------------------------------------------------------------------------------------------------------
Total deferred tax assets                                          146,122             116,500
---------------------------------------------------------------------------------------------------------
Deferred tax liabilities
 Depreciation                                                      (10,809)            (11,483)
 Basis difference in affiliates                                    (20,870)            (20,314)
 Joint ventures                                                          -              (5,581)
 Other, net                                                        (24,794)            (21,668)
---------------------------------------------------------------------------------------------------------
Total deferred tax liabilities                                     (56,473)            (59,046)
---------------------------------------------------------------------------------------------------------
Total deferred tax assets, net                               $      89,649         $    57,454
=========================================================================================================

     At December 3, 1999, the Corporation had consolidated regular tax net operating loss ("NOL") carryforwards for federal, state and foreign tax purposes of approximately $177,013, $214,504 and $3,775, respectively. The federal NOL's expire in years 2009 through 2012, the state NOL's expire in years 2000 through 2012, and the foreign NOL's expire in 2002. In addition, the Corporation had $15,339 of federal minimum tax credits at December 3, 1999 which carry forward indefinitely and $9,035 of foreign tax credits, of which $3,547 expire in 2003 and $5,488 currently have no expiration date. The $41,987 valuation allowance reduces the deferred tax asset associated with these NOL carryforwards and other deferred tax assets to a level which management believes will, more likely than not, be realized based on estimated future taxable income. The net decrease of $50,000 in the valuation allowance at December 3, 1999 resulted from an evaluation of the likelihood of the future realization of deductible temporary differences and utilization of NOL carryforwards of Old MK. The reduction in the valuation allowance was recorded as a reduction of goodwill related to the acquisition of Old MK. Any future reduction in the valuation allowance related to tax assets acquired at September 11, 1996 will result in a reduction of goodwill. The valuation allowance may be increased based on the occurrence of future events, and any such increase could be material. Years prior to 1994 are closed to examination for federal tax purposes. Management believes that adequate provision has been made for probable tax assessments.

     Income tax expense (benefit) differed from income taxes at the U.S. federal statutory tax rate of 35% as follows:

--------------------------------------------------------------------------------------------------------------------
Year ended                                              December 3, 1999     November 30, 1998     November 30, 1997
--------------------------------------------------------------------------------------------------------------------
Tax expense at 35% U.S. federal statutory rate          $     29,793         $    23,592              $  20,964
State income tax, net of federal benefit                       3,465               2,837                  2,544
Foreign income tax (benefit), net of federal benefit          (2,810)              1,793                  2,642
Nondeductible expenses (nontaxable income), net                1,298               1,867                  1,643
Other                                                           (113)               (237)                    72
--------------------------------------------------------------------------------------------------------------------
Income tax expense                                      $     31,633         $    29,852              $  27,865
====================================================================================================================

     Nondeductible expenses (nontaxable income), net was comprised principally of nondeductible goodwill amortization and the nondeductible portion of meals and entertainment expenses.

    Income before income taxes was comprised of domestic source income of $56,411 and foreign source income of $28,713 in 1999, domestic source income of $40,366 and foreign source income of $27,039 in 1998 and domestic source income of $28,725 and foreign source income of $31,171 in 1997.

9.  BENEFIT PLANS

Pension plans:

    With the GESCO acquisition, the Corporation assumed sponsorship of contributory defined benefit pension plans which cover employees of WGSG. The Corporation makes actuarially computed contributions as necessary to adequately fund benefits for these plans. At December 3, 1999, plan assets were invested in a CBS master pension trust, primarily in publicly traded common stocks, bonds, government securities and cash equivalents.

    The Corporation terminated a defined benefit pension plan in 1997. During 1998, a settlement of the plan's accumulated vested termination benefit obligation was effected through a combination of lump-sum cash payments and the purchase of a nonparticipating group annuity contract. Other income of $3,161 and $1,700 was recognized during 1998 and 1997, respectively, as a result of the termination of the defined benefit pension plan. All excess plan assets remaining in trust were distributed equally after payment of final plan expenses to eligible plan participants during 1999.

Supplemental retirement plans:

    The Corporation has assumed the nonqualified pension liabilities to approximately 70 employees and former employees of Old MK. Participants do not accrue any service cost under the plans. The Corporation also has an unfunded supplemental retirement plan for key executives of WGSG providing for periodic payments upon retirement. Benefits from this plan are based on salary and years of service and are reduced by benefits earned from certain other pension plans in which the executives participate.

    In addition, the Corporation has an unfunded pension liability for former non-employee directors of Old MK. There was no interest expense associated with the pension liability for former non-employee directors in 1999, 1998 and 1997, as the full, undiscounted liability is included in the benefit obligation.

Postretirement health care plans:

    The Corporation succeeded Old MK as sponsor of an unfunded plan to provide certain health care benefits for employees of Old MK who retired before July 1, 1993, including their surviving spouses and dependent children. Employees who retired after July 1, 1993 are not eligible for subsidized postretirement health care benefits. The plan was amended in past years, and the Corporation reserves the right to amend or terminate the postretirement health care benefits currently provided under the plan and may increase retirees' cash contributions at any time. The unrecognized prior service cost is being amortized to periodic health care expense over the 13-year average future expected lifetime of retirees and their surviving spouses beginning in 1997, the date of the last plan change.

    In addition, the Corporation provides benefits under company sponsored retiree health care and life insurance plans for substantially all employees of WGSG. The retiree health care plan requires retiree contributions and contains other cost sharing features. The retiree life insurance plan provides basic coverage on a noncontributory basis.

    The actuarial assumptions used to determine costs and benefit obligations for the plans are as follows:

----------------------------------------------------------------------------------------------------------------------
                                        Pension benefits                             Postretirement benefits
                          December 3,     November 30,     November 30,   December 3,   November 30,   November 30,
Year ended                   1999             1998             1997          1999           1998           1997
----------------------------------------------------------------------------------------------------------------------
Discount rate                7.5%             6.5%             7.0%          7.5%           6.5%           7.0%
Compensation increases       4.0%               -                -             -              -              -
Expected return on assets    8.0%               -                -             -              -              -
----------------------------------------------------------------------------------------------------------------------

    Experience gains and losses, as well as the effects of changes in actuarial assumptions and plan provisions, are amortized over the average future service period of employees.

    The components of net pension and postretirement costs are as follows:

----------------------------------------------------------------------------------------------------------------------
                                           Pension benefits                          Postretirement benefits
                             December 3,     November 30,     November 30,   December 3,   November 30,   November 30,
Year ended                       1999            1998             1997           1999          1998           1997
----------------------------------------------------------------------------------------------------------------------
Service cost                  $ 3,458         $     -          $     -         $  265        $    -        $     -
Interest cost                   8,608             928              955          3,425         2,924          3,522
Expected return on assets      (3,189)              -                -              -             -              -
Recognized net actuarial
 gain (loss)                        -               -                -           (479)         (127)             -
Amortization of prior
 service cost (credit)              -               -                -           (383)         (383)          (383)
Settlement                          -          (3,161)          (1,700)             -             -              -
----------------------------------------------------------------------------------------------------------------------
Net periodic pension cost     $ 8,877         $(2,233)         $  (745)        $2,828        $2,414        $ 3,139
======================================================================================================================

    Reconciliation of beginning and ending balances of benefit obligations and fair value of plan assets and the funded status of the plan are as follows:

----------------------------------------------------------------------------------------------------
                                                  Pension benefits          Postretirement benefits
                                             December 3,   November 30,   December 3,   November 30,
Year ended                                       1999          1998           1999          1998
----------------------------------------------------------------------------------------------------
Benefit obligation at beginning of period    $ 14,357        $14,549       $39,545        $43,250
Service cost                                    3,458              -           265              -
Interest cost                                   8,608            928         3,425          2,924
Participant contributions                         400              -             -              -
Benefit payments                               (4,658)        (1,377)       (3,964)        (2,647)
Actuarial (gain) loss                         (17,755)           257        (7,109)        (3,982)
Acquisitions                                  155,933              -        28,322              -
----------------------------------------------------------------------------------------------------
Benefit obligation at end of period          $160,343        $14,357       $60,484        $39,545
====================================================================================================

----------------------------------------------------------------------------------------------------------------------
                                                                  Pension benefits          Postretirement benefits
                                                             December 3,   November 30,   December 3,   November 30,
Year ended                                                       1999          1998           1999          1998
----------------------------------------------------------------------------------------------------------------------
Fair value of plan assets at beginning of period                $     -     $     -        $     -        $    -
Actual return on plan assets                                      4,970           -              -             -
Company contributions                                             9,892       1,377          3,964         2,647
Participant contributions                                           400           -              -             -
Benefit payments                                                 (4,658)     (1,377)        (3,964)       (2,647)
Acquisitions                                                     74,886           -              -             -
----------------------------------------------------------------------------------------------------------------------
Fair value of plan assets at end of period                      $85,490     $     -        $     -        $    -
----------------------------------------------------------------------------------------------------------------------

    Amounts recognized in the balance sheet are as follows:

----------------------------------------------------------------------------------------------------------------------
                                                                  Pension benefits         Postretirement benefits
                                                              December 3,   November 30,   December 3,   November 30,
Year ended                                                        1999          1998           1999          1998
----------------------------------------------------------------------------------------------------------------------
Funded status (obligations-fair value assets)                   $(74,853)    $(14,357)      $(60,484)     $(39,545)
Unrecognized net actuarial (gain) loss                           (18,365)       1,096        (16,292)       (9,700)
Unrecognized prior service credit                                      -            -         (3,909)       (4,211)
Unrecognized net transition amount                                   402       (1,096)             -             -
----------------------------------------------------------------------------------------------------------------------
Accrued benefit cost                                            $(92,816)    $(14,357)      $(80,685)     $(53,456)
----------------------------------------------------------------------------------------------------------------------

    At December 3, 1999, the benefit obligation for each pension and postretirement benefit plan disclosed above exceeded the fair value of plan assets.

    An annual rate increase of 8% in the per capita cost of health care benefits was assumed, gradually declining to 5.5% in the year 2005 and continuing thereafter at that rate over the projected payout period of the benefits. The health care cost trend rate assumption has a significant effect on the APBO. The effect of a 1% change in this assumption would be as follows:

----------------------------------------------------------------------------
                                                 Postretirement benefits
                                                December 3,   November 30,
Year ended                                          1999          1998
----------------------------------------------------------------------------
Effect on total of service and interest cost
 1% point increase                                $   456       $   294
 1% point decrease                                   (392)         (267)
Effect on APBO
 1% point increase                                  4,943         3,837
 1% point decrease                                 (4,302)       (3,498)
----------------------------------------------------------------------------

    The accrued benefit cost at December 3, 1999 for pension benefits and postretirement benefits includes $80,028 and $27,051, respectively, related to WGSG. In addition, for the year ended December 3, 1999, periodic pension cost for pension benefits and postretirement benefits of $7,891 and $1,204, respectively, relate to WGSG. Such amounts are based on preliminary estimates used in the purchase price allocation with respect to benefit plan liabilities. The Corporation has worked closely with CBS Corporation to resolve issues and to obtain detailed and accurate information to enable management to develop final estimates for the benefit plans. Final adjustments are subject to the resolution of several matters including:

 .   The Corporation has not received all the asset allocation information required by ERISA for a plan spun off by CBS to the WGSG pension plan. In addition, the asset allocation is subject to adjustments upon audit and negotiation by various agencies of the U.S. government.

 .   The Corporation has not received detailed historical payroll or plan participant data for any of the plans.

 .   The Corporation has not received information regarding possible pension plan offsets that might reduce the overall liability of the pension plans.

    During 1999 and subsequent to the GESCO acquisition, CBS Corporation made $8,000 of contributions to the WGSG pension plan. A payable to CBS Corporation of $8,000 to repay these contributions is reflected in other accrued liabilities at December 3, 1999 and was repaid in January 2000.

    Other assets at December 3, 1999 include a $8,400 discounted receivable from CBS Corporation to reimburse the Corporation for a portion of postretirement benefit costs pursuant to the Asset Purchase Agreement. CBS is to make payments periodically, subject to predetermined annual limits.

    In addition to the foregoing plans, the Corporation has the following benefit plan obligations:

Deferred compensation plans:

    The Corporation adopted a deferred compensation plan effective January 1, 1998 for the benefit of executive officers and key employees. The unfunded plan allows participants to elect to defer salary and bonus subject to certain limits. The net cost of this plan was $221 in 1999 and $137 in 1998.

Other retirement plans:

    The Corporation sponsors a number of defined contribution retirement plans. Participation in these plans is available to substantially all salaried employees and to certain groups of hourly employees. The Corporation's cash contributions to these plans are based on either a percentage of employee contributions or on a specified amount per hour depending on the provisions of each plan. The net cost of these plans was $13,767 in 1999, $12,219 in 1998 and $12,354 in 1997.

Multiemployer pension plans:

    The Corporation participates in and makes contributions to numerous construction-industry multiemployer pension plans. Generally, the plans provide defined benefits to substantially all employees covered by collective bargaining agreements. Under the Employee Retirement Income Security Act, a contributor to a multiemployer plan is liable, upon termination or withdrawal from a plan, for its proportionate share of a plan's unfunded vested liability. The Corporation currently has no intention of withdrawing from any of the multiemployer pension plans in which it participates. The net cost of these plans was $18,874 in 1999, $18,871 in 1998 and $16,098 in 1997.

10. TRANSACTIONS WITH AFFILIATES

    The Corporation purchased goods and services from and participated in joint ventures with affiliates of a principal stockholder who is also Chairman of the Board of Directors, President and Chief Executive Officer of the Corporation as follows:

-------------------------------------------------------------------------------------------------------
Year ended                                     December 3, 1999  November 30, 1998  November 30, 1997
-------------------------------------------------------------------------------------------------------
Capital expenditures                                $4,428             $  193             $1,444
Lease and maintenance of corporate aircraft          3,308                669                931
Parts, rentals, overhauls and repairs                6,487              1,943              4,565
Administrative support services                      1,227              1,411              1,066
Revenue recognized from joint ventures                 500              3,203              4,798
Profit recognition from joint ventures                 236              1,264              1,522
Corporation's investment in joint ventures               -              1,843              1,648
-------------------------------------------------------------------------------------------------------

    The Corporation performed construction services, mined and sold ballast and realized gains (losses) on sales of equipment to affiliates of a principal stockholder who is also Chairman of the Board of Directors, President and Chief Executive Officer of the Corporation as follows:

-------------------------------------------------------------------------------------------------------
Year ended                                December 3, 1999  November 30, 1998   November 30, 1997
-------------------------------------------------------------------------------------------------------
Construction services                          $  171             $1,789                $ 29
Ballast sales                                   1,328                  -                   -
Gain (loss) on sales of equipment, net             12                (37)                (63)
-------------------------------------------------------------------------------------------------------

    The Corporation purchased insurance, surety bonds and financial advisory services from firms owned by or affiliated with current members of the Board of Directors of the Corporation as follows:

----------------------------------------------------------------------------------------
Year ended                      December 3, 1999  November 30, 1998  November 30, 1997
----------------------------------------------------------------------------------------
Insurance premiums paid, net         $9,350             $9,266             $9,401
Insurance fees                        1,250              1,150              1,280
Financial advisory services             567                301                154
----------------------------------------------------------------------------------------

    In January 1998, the Corporation and an insurance brokerage firm owned by a member of the Board of Directors approved a new agreement for insurance and bond services supplied to the Corporation. The agreement is effective January 1, 1998 and expires December 31, 2000, with automatic renewal annually for 12-month terms thereafter, unless canceled by either party prior to the annual date. Pursuant to the agreement, the brokerage firm receives an annual fixed fee of $1,150, which is paid in equal quarterly installments. All insurance commissions earned on policies purchased for the Corporation are credited 100% against the fee. The insurance brokerage firm retains 50% of all surety commissions in excess of $250 during each calendar year. In 1999, the Board of Directors of the Corporation approved an amendment to the agreement to increase the annual fee payable to the brokerage firm to $1,250, effective January 1, 1999.

11. OPERATING SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION

    The Corporation operates through three operating units, each of which comprises a separate reportable business segment: Engineers & Constructors Group, Government Services Group and Contractors Group. The reportable segments are separately managed, serve different markets and customers, and differ in their expertise, technology and resources to perform their services.

    The Engineers & Constructors Group provides engineering, design, procurement and construction services for new construction or renovation of plants and facilities; engineering, construction, decommissioning and decontamination services for power generation utilities; and total facilities management to industrial clients. The group performs private-sector environmental remediation work as well as demilitarization services directed towards weapons reduction in former states of the Soviet Union.

    The Government Services Group provides a complete range of technical services to the U.S. Departments of Energy and Defense, including defense-related operations and management services, the production of tritium for national weapons programs and high-level waste solidification, or vitrification. In addition, Government Services Group provides non-defense related governmental and environmental services, including environmental and waste management services and the operation and environmental remediation of government facilities.

    The Contractors Group provides diverse engineering and construction and construction management services on infrastructure projects in the transportation, marine, water resource, industrial, railway, mining and commercial building markets. The group also provides services on infrastructure projects internationally, currently focusing on water resource and telecommunication projects in the Middle East.

    The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Corporation evaluates performance and allocates resources based on segment operating income. Segment operating income is total segment revenue reduced by segment cost of revenue and goodwill amortization identifiable to the segment. Goodwill amortization related to the acquisition of Old MK is not allocated to the segments. Corporate and other operating income (loss) consists principally of general and administrative expense and, in 1997, income relating to non-core subsidiaries of Old MK of $6,096.

----------------------------------------------------------------------------------------------------------
Revenue
Year ended                                      December 3, 1999   November 30, 1998   November 30, 1997
----------------------------------------------------------------------------------------------------------
Engineers & Constructors
 External                                        $  689,812          $  779,879          $  592,027
 Intersegment                                           811               1,865               2,968
Government Services
 External                                           760,870             355,469             346,641
 Intersegment                                             -                   -                   -
Contractors
 External                                           797,546             726,826             738,633
 Intersegment                                         1,017                 763                 537
Corporate and other
 External                                                 -                   -                   -
 Intersegment                                             -                   -                   -
----------------------------------------------------------------------------------------------------------
Total segments                                    2,250,056           1,864,802           1,680,806
Elimination of intersegment                          (1,828)             (2,628)             (3,505)
----------------------------------------------------------------------------------------------------------
Total consolidated net revenues                  $2,248,228          $1,862,174          $1,677,301
----------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------
Operating income
Year ended                                      December 3, 1999   November 30, 1998   November 30, 1997
----------------------------------------------------------------------------------------------------------
Gross profit (loss)
 Engineers & Constructors                        $   16,557          $    9,455          $    7,898
 Government Services                                 57,200              23,231              15,472
 Contractors                                         43,488              51,246              48,557
 Corporate and other                                    986               2,610               7,388
----------------------------------------------------------------------------------------------------------
Total gross profit                                  118,231              86,542              79,315
----------------------------------------------------------------------------------------------------------
Corporate general and administrative expense        (25,999)            (24,202)            (22,910)
----------------------------------------------------------------------------------------------------------
Goodwill amortization
 Engineers & Constructors                                 -                 (28)                  -
 Government Services                                (10,363)                  -                   -
 Contractors                                           (118)                (23)                  -
 Corporate and other                                 (2,095)             (3,546)             (3,578)
----------------------------------------------------------------------------------------------------------
Total goodwill amortization                         (12,576)             (3,597)             (3,578)
----------------------------------------------------------------------------------------------------------
Operating income (loss)
 Engineers & Constructors                            16,557               9,427               7,898
 Government Services                                 46,837              23,231              15,472
 Contractors                                         43,370              51,223              48,557
 Corporate and other                                (27,108)            (25,138)            (19,100)
----------------------------------------------------------------------------------------------------------
Total operating income                           $   79,656          $   58,743          $   52,827
----------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------
Assets
As of                                                       December 3, 1999    November 30, 1998
----------------------------------------------------------------------------------------------------------
Engineers & Constructors                                          $  141,636             $162,978
Government Services                                                  503,376               40,077
Contractors                                                          326,236              303,276
Corporate and other                                                  224,775              281,820
----------------------------------------------------------------------------------------------------------
Total assets                                                      $1,196,023             $788,151
----------------------------------------------------------------------------------------------------------

    Corporate assets include cash and cash equivalents, refundable income taxes, deferred tax assets, securities available for sale, assets held for sale and cost in excess of net assets acquired.

---------------------------------------------------------------------------------------------------
Capital expenditures
Year ended                             December 3, 1999     November 30, 1998   November 30, 1997
---------------------------------------------------------------------------------------------------
Engineers & Constructors                        $ 3,568               $ 7,566             $ 4,509
Government Services                               7,306                 2,254               1,127
Contractors                                      29,212                 6,175              12,008
Corporate and other                               8,331                 9,498               2,056
---------------------------------------------------------------------------------------------------
Total capital expenditures                      $48,417               $25,493             $19,700
---------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------
Depreciation and amortization
Year ended                             December 3, 1999     November 30, 1998   November 30, 1997
---------------------------------------------------------------------------------------------------
Engineers & Constructors                        $ 4,845               $ 4,189             $ 3,062
Government Services                              14,080                   562                 883
Contractors                                      13,415                12,592              15,585
Corporate and other                               5,139                 6,776               6,856
---------------------------------------------------------------------------------------------------
Total depreciation and amortization             $37,479               $24,119             $26,386
---------------------------------------------------------------------------------------------------

Investment in equity method investees:

    At December 3, 1999 and November 30, 1998, the Corporation had $69,063 and $67,967, respectively, in investments accounted for by the equity method. The Corporation recorded earnings totaling $12,434, $7,793 and $10,304 in 1999, 1998 and 1997, respectively. These investments were held and reported as part of the Contractors Group segment.

Geographic areas:

    Geographic data regarding the Corporation's revenue and long-lived assets are as follows:

---------------------------------------------------------------------------------------------------
Geographic data
Year ended                             December 3, 1999     November 30, 1998   November 30, 1997
---------------------------------------------------------------------------------------------------
Revenue
 United States                               $1,948,132            $1,595,463          $1,474,831
 International                                  300,096               266,711             202,470
---------------------------------------------------------------------------------------------------
Total revenue                                $2,248,228            $1,862,174          $1,677,301
---------------------------------------------------------------------------------------------------
As of                                                       December 3, 1999    November 30, 1998
---------------------------------------------------------------------------------------------------
Long-lived assets
 United States                                                     $  501,663          $  214,759
 Europe                                                                62,545              61,589
 Other countries                                                        4,170               3,903
---------------------------------------------------------------------------------------------------
Total assets                                                       $  568,378          $  280,251
---------------------------------------------------------------------------------------------------

    Revenue from international operations in 1999, 1998 and 1997 were in numerous geographic areas without significant concentration.

Major customers:

    Ten percent or more of the Corporation's revenues for one or more of the three years in the period ended December 3, 1999 were derived from contracts and subcontracts performed by the Government Services and Engineers & Constructors Groups with the following customers:

---------------------------------------------------------------------------------------------
Year ended                             December 3, 1999  November 30, 1998  November 30, 1997
---------------------------------------------------------------------------------------------
United States Department of Energy        $493,856           $266,859           $289,288
United States Department of Defense        250,155            119,287             63,932
---------------------------------------------------------------------------------------------

12. CONTINGENCIES AND COMMITMENTS

Summitville environmental matters:

    From July 1985 to June 1989, Industrial Constructors Corp. ("ICC"), a subsidiary of the Corporation, performed certain contract mining and construction services at the Summitville mine near Del Norte, Colorado. In 1996, the EPA and the State of Colorado (the "State") commenced an action under CERCLA in the United States District Court for the District of Colorado against Mr. Robert Friedland to recover the response costs incurred and to be incurred at the Summitville Mine Superfund Site (the "Site"). No other parties were named as defendants in the original complaints in this action. On April 30, 1999, Mr. Friedland filed a third-party complaint naming ICC and nine other defendants, alleging that such defendants are jointly and severally liable for such costs and requesting that the same be equitably allocated. On October 1, 1999, the EPA and the State filed amended complaints, naming ICC and six other parties as defendants in addition to Mr. Friedland. On August 10, 1999, ICC filed an answer to Mr. Friedland's third-party complaint and, on December 23, 1999, ICC filed answers to the EPA's and the State's amended complaints, in each case denying the allegations set forth in the complaints.

    The EPA and the State have estimated that the total response costs incurred and to be incurred at the Site will approximate $150,000. ICC is not a party to any agreement regarding the allocation of responsibility, and neither the EPA nor the State have made an allocation of responsibility among the defendants. ICC's share, if any, of the aggregate environmental liability associated with the Site is not presently determinable and depends upon, among other things, the manner in which liability may be allocated to or among ICC or other defendants, the efficacy of any defenses that ICC or such other defendants may have to any assertion of liability, the willingness and ability of such other defendants to discharge such liability as may be allocated to them and the outcome of any negotiations or settlement discussions between ICC and the EPA, the State and/or such other defendants. Accordingly, no response costs have been accrued at December 3, 1999.

    Management believes that ICC has sound factual and legal defenses to liability in this matter. However, the ultimate resolution of this matter could have a material adverse effect on ICC's financial position and could materially and adversely affect its results of operations and cash flows in one or more periods. Because ICC's financial position and results of operations are consolidated with that of the Corporation, the ultimate resolution of this matter could have a material adverse effect on the Corporation's financial position and could materially and adversely affect its results of operations and cash flows in one or more periods.

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

    The Corporation has responsibility for decommissioning a nuclear licensed site. The Corporation has entered into an agreement with the U.S. Navy whereby the U.S. Navy will be responsible for 75% of the cost of decommissioning. At December 3, 1999, the Corporation had accrued approximately $1,800 for its share of the decommissioning costs.

Contract related matters:

    In the fourth quarter of 1997, the Corporation assumed sponsorship of a large, fixed-price joint-venture contract due to the bankruptcy of the previous sponsor and recorded a $3,900 pretax loss due to uncertainties on the project, including unpaid client-directed change orders and potential project claims. Mediation of these change orders and claims has resulted in an agreement to settle, subject to approval by the client's Board of Directors. Although the ultimate outcome cannot be currently determined with certainty, no material loss is expected from the proposed settlement.

    The Corporation has a number of cost reimbursable contracts with the U.S. government, the allowable costs of which are subject to adjustments upon audit and negotiation by various agencies of the U.S. government. Audits and negotiations of indirect costs are substantially complete through 1997. Audits of 1998 indirect costs are in progress. The Corporation is also in the process of preparing cost impact statements as required under U.S. Cost Accounting Standards for 1989 through 1995, which are subject to audit and negotiation. Management believes that the results of the cost impact statements will not result in a material change to the Corporation's financial position, results of operations or cash flows.

Letters of credit:

    In the normal course of business, the Corporation causes letters of credit to be issued in connection with contract performance obligations which are not reflected in the balance sheet. The Corporation is obligated to reimburse the issuer of such letters of credit for any payments made thereunder. At December 3, 1999 and November 30, 1998, $47,586 and $37,157, respectively, in face amount of such letters of credit were outstanding. The Corporation has pledged securities available for sale as collateral for its reimbursement obligations with respect to $3,000 in face amount of certain letters of credit that were outstanding at December 3, 1999.

    In connection with a 1989 sale of Old MK's ownership interest in a shipbuilding subsidiary, the Corporation assumed a guarantee of port facility bonds of $21,000 through 2002. The former subsidiary has collateralized the bonds with certain assets and has established a sinking fund of $5,400 for the bonds. Management believes a loss on the guarantee is not probable and, accordingly, no accrual has been made.

Long-term leases:

    Total rental and long-term lease payments for real estate and equipment charged to operations in 1999, 1998 and 1997 were $58,763, $52,067 and $36,575, respectively. Future minimum rental payments under operating leases, some of which contain renewal or escalation clauses, with remaining noncancelable terms in excess of one year at December 3, 1999 were as follows:

-----------------------------------------------------------------------------
Year ending                   Real estate         Equipment            Total
-----------------------------------------------------------------------------
December 1, 2000                  $15,348           $ 6,721           $22,069
November 30, 2001                  11,895             3,041            14,936
November 29, 2002                  10,438             1,721            12,159
November 28, 2003                   9,140               781             9,921
December 3, 2004                    5,907               506             6,413
Thereafter                         31,328                 -            31,328
-----------------------------------------------------------------------------
Totals                            $84,056           $12,770           $96,826
-----------------------------------------------------------------------------

  Administrative and engineering facilities in Boise, Idaho, and Cleveland, Ohio, are leased under long-term, non-cancelable leases expiring in 2003 and 2010, respectively, with aggregate lease obligations of $9,661 and $54,806 for the Boise facility and Cleveland facility, respectively.

Other:

  In May 1998, Leucadia National Corporation filed an action against the Corporation and certain officers and directors in the United States District Court for the District of Utah. The complaint alleges fraud in the sale of shares of MK Gold Corporation by Old MK to Leucadia and seeks rescission of the sale and restitution of $22,500. Leucadia contends that the Corporation knew or believed that a non-competition agreement between the Corporation and MK Gold was unenforceable and failed to disclose that belief to Leucadia. The non-competition agreement is the subject of separate litigation between MK Gold and the Corporation. MK Gold is seeking alleged damages of up to $10,000. On January 5, 1999, the two cases were consolidated for trial. The cases are scheduled for trial beginning April 2, 2001.

  Certain current and former officers, employees and directors of the Corporation were named defendants in an action filed in the United States District Court for the District of Idaho. The complaint alleges, among other things, that the defendants breached certain fiduciary duties. On November 16, 1999, the Court granted summary judgment as to all claims against all individual persons named in the original complaint. Motions for summary judgment on behalf of all remaining defendants are pending.

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

13.  SUPPLEMENTAL CASH FLOW INFORMATION

------------------------------------------------------------------------------------------------------------------
Year ended                                               December 3, 1999   November 30, 1998   November 30, 1997
------------------------------------------------------------------------------------------------------------------
Supplemental cash flow information
Interest paid                                                   $   4,934             $   944            $    890
Income taxes paid (refunds received), net                           9,379              (6,718)             12,796
------------------------------------------------------------------------------------------------------------------
Supplemental noncash investing activities
Investment in foreign subsidiaries adjusted for
 cumulative translation adjustments, net of
 income tax benefit                                             $  (6,426)            $ 2,462            $ (5,512)
------------------------------------------------------------------------------------------------------------------
Business combinations:
 Fair value of assets                                           $ 415,074             $     -            $(15,538)
 Liabilities assumed                                             (282,980)                  -              15,538
------------------------------------------------------------------------------------------------------------------
Total cash paid, including acquisition cost of $5,025           $ 132,094             $     -            $      -
------------------------------------------------------------------------------------------------------------------

14.  COMPREHENSIVE INCOME

  Effective December 1, 1998, the Corporation adopted Statement of Financial Standards No. 130 Reporting Comprehensive Income which establishes standards for the reporting and display of comprehensive income. Comprehensive income for the years ended December 3, 1999, November 30, 1998 and November 30, 1997 was as follows:

                                     II_38

----------------------------------------------------------------------------------------------------------------------------------
                                                                    Before-tax         Tax (expense)            Net-of-tax
For year ended December 3, 1999                                       amount            or benefit                amount
----------------------------------------------------------------------------------------------------------------------------------
Foreign currency translation adjustments                            $(10,485)            $ 4,059            $(6,426)
----------------------------------------------------------------------------------------------------------------------------------
Unrealized gains (losses) on marketable securities:
 Unrealized net holding gains (losses) arising during period            (930)                363               (567)
 Less: Reclassification adjustment for net (gains) losses
  realized in net income                                                  60                 (24)                36
----------------------------------------------------------------------------------------------------------------------------------
Net unrealized gains (losses)                                           (870)                339               (531)
----------------------------------------------------------------------------------------------------------------------------------
Minimum pension liability adjustment                                     950                (369)               581
----------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss)                                   $(10,405)           $  4,029            $(6,376)
==================================================================================================================================
----------------------------------------------------------------------------------------------------------------------------------
                                                                    Before-tax         Tax (expense)         Net-of-tax
For year ended November 30, 1998                                      amount            or benefit              amount
----------------------------------------------------------------------------------------------------------------------------------
Foreign currency translation adjustments                            $  3,782             $(1,320)           $ 2,462
----------------------------------------------------------------------------------------------------------------------------------
Unrealized gains (losses) on marketable securities:
 Unrealized net holding gains (losses) arising during period             744                (503)               241
 Less: Reclassification adjustment for net (gains) losses
  realized in net income                                                   8                  (3)                 5
----------------------------------------------------------------------------------------------------------------------------------
Net unrealized gains (losses)                                            752                (506)               246
----------------------------------------------------------------------------------------------------------------------------------
Minimum pension liability adjustment                                  (1,096)                426               (670)
----------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss)                                   $  3,438            $ (1,400)           $ 2,038
==================================================================================================================================
----------------------------------------------------------------------------------------------------------------------------------
                                                                    Before-tax        Tax (expense)          Net-of-tax
For year ended November 30, 1997                                      amount            or benefit             amount
----------------------------------------------------------------------------------------------------------------------------------
Foreign currency translation adjustments                            $ (8,651)            $ 3,293            $(5,358)
----------------------------------------------------------------------------------------------------------------------------------
Unrealized gains (losses) on marketable securities:
 Unrealized net holding losses arising during period                     (23)                  -                (23)
 Less: Reclassification adjustment for net (gains) losses
  realized in net income                                                  (6)                  -                 (6)
----------------------------------------------------------------------------------------------------------------------------------
Net unrealized gains (losses)                                            (29)                  -                (29)
----------------------------------------------------------------------------------------------------------------------------------
Minimum pension liability adjustment                                       -                   -                  -
----------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss)                                   $ (8,680)           $  3,293            $(5,387)
==================================================================================================================================

  The accumulated balances related to each component of other comprehensive income were as follows:

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                 Accumulated
                                                     Foreign           Unrealized             Minimum               other
                                                     currency           gains on         pension liability      comprehensive
                                                      items            securities           adjustment             income
----------------------------------------------------------------------------------------------------------------------------------
Balance at November 30, 1996                        $   (154)          $    579                 $     -            $   425
Other comprehensive income (loss)                     (5,358)               (29)                      -             (5,387)
----------------------------------------------------------------------------------------------------------------------------------
Balance at November 30, 1997                          (5,512)               550                       -             (4,962)
Other comprehensive income (loss)                      2,462                246                    (670)             2,038
----------------------------------------------------------------------------------------------------------------------------------
Balance at November 30, 1998                          (3,050)               796                    (670)            (2,924)
Other comprehensive income (loss)                     (6,426)              (531)                    581             (6,376)
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 3, 1999                         $ (9,476)          $    265                 $   (89)           $(9,300)
==================================================================================================================================

                                     II_39

15.  REDEEMABLE PREFERRED STOCK

  On September 11, 1996, the Corporation issued 1,800 shares of Series A preferred stock in connection with the acquisition of Old MK. On April 15, 1998, all of the Series A preferred stock was redeemed, in accordance with its terms, with $18,000 of federal income tax refunds received by the Corporation in January 1998.

16.  CAPITAL STOCK, STOCK PURCHASE WARRANTS AND STOCK COMPENSATION PLAN

Capital stock:

  Pursuant to its Certificate of Incorporation, the Corporation has the authority to issue 100,000 shares of common stock and 10,000 shares of preferred stock. Preferred stock may be issued at any time or from time to time in one or more series with such designations, powers, preferences and rights, qualifications, limitations or restrictions thereof as determined by the Board of Directors of the Corporation.

Stock purchase warrants:

  At December 3, 1999, the Corporation had outstanding stock purchase warrants giving rights to acquire 2,945 shares of the Corporation's common stock at an exercise price of $12.00 per share. Of such warrants, 2,865 expire in March 2003, and 80 expire in September 2001.

Stock repurchase program:

  In January 1998, the Board of Directors authorized the purchase, from time to time, of up to 2,000 shares of the Corporation's common stock and up to 2,765 of its stock purchase warrants. As of June 1999, 2,000 shares had been repurchased. In July 1999, the Board of Directors authorized the purchase of an additional 2,000 shares of the Corporation's common stock. As of December 3, 1999, no shares have been repurchased under the new authorization. Subject to market conditions and other factors, purchase of shares may be commenced, discontinued and resumed from time to time without prior notice.

Stock compensation plan:

  The Corporation has a stock compensation plan for employees and non-employee directors (the "1994 plan") which provides for grants in the form of nonqualified stock options or incentive stock options ("ISOs") and restricted stock awards. Additional shares of common stock available each year for grants under the 1994 plan are equal to 3% of the outstanding shares as of the first day of such year. Exercise prices for nonqualified stock options are determined by the Board of Directors. Exercise prices for ISOs are equal to the fair market value of the Corporation's common stock at the date of grant. Stock options extend for and vest over periods of up to ten years as determined by the Board. The Board may accelerate the vesting period after award of an option. The number of shares available for grant of ISOs may not exceed 2,900 shares, and no individual shall be granted stock options or restricted stock awards for more than 5,000 shares over any three-year period.

  Non-employee directors may elect to forego receipt in cash of certain fees earned during any year in return for an option with a grant price equal to 80% of the fair market value of the Corporation's common stock, vesting quarterly during the year with a term period of up to ten years as determined by the Board. Non-employee directors elected options for 83, 88 and 96 shares in lieu of fees earned in 1999, 1998 and 1997, respectively.

  On April 11, 1997, the Corporation's stockholders adopted the 1997 Stock Option and Incentive Plan for Non-employee Directors (the "1997 plan") which provides for grants in the form of nonqualified stock options and restricted stock awards. Grant prices per share for stock options are at fair market value at the date of grant. The number of shares available for grant as options and restricted stock awards is 500, of which no more than 100 may be awarded as restricted. Grants of nonqualified stock options and restricted stock awards to the non-employee directors under the 1997 plan do not preclude grants under the 1994 plan. Options are subject to terms and conditions determined by the Board of Directors and have a term not exceeding 10 years from the date of grant. Option activity under the Corporation's stock plans is summarized as follows:

----------------------------------------------------------------------------------------------------------------------
                                     December 3, 1999                November 30, 1998               November 30, 1997
                                        Weighted-                        Weighted-                       Weighted-
                        Number           average           Number         average          Number         average
                      of options       option price      of options     option price     of options     option price
----------------------------------------------------------------------------------------------------------------------
Outstanding at
 beginning of year       2,084           $ 9.15             1,776          $9.12            1,108          $ 6.33
Granted                  3,054            10.20               525           9.19            1,398           10.02
Canceled                  (290)            9.86              (134)          9.69              (87)           8.96
Exercised                  (24)            8.49               (83)          7.91             (643)           6.30
----------------------------------------------------------------------------------------------------------------------
Outstanding at
 end of year             4,824           $ 9.78             2,084          $9.15            1,776          $ 9.12
----------------------------------------------------------------------------------------------------------------------
Exercisable at end
 of year                 1,234           $ 8.46               768          $7.76              370          $ 6.41
Shares available
 for grant               3,404                -             1,377              -            1,768               -
----------------------------------------------------------------------------------------------------------------------

  The terms and conditions of restricted stock awards issued to key employees are determined by the Board. Upon termination of employment, shares that remain subject to restriction are forfeited. At December 3, 1999, there were no restricted shares outstanding. No restricted stock awards were made in 1999, 1998 and 1997.

Stock-based compensation:

  The Corporation has adopted the disclosure-only provisions of the Financial Accounting Standards Board Statement No. 123 Accounting for Stock-Based Compensation ("SFAS No. 123") issued in October 1995. Accordingly, compensation cost has been recorded based only on the intrinsic value of the options granted. The Corporation recognized $219, $219 and $477 of compensation cost in 1999, 1998 and 1997, respectively, for stock-based compensation awards. If the Corporation had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income and earnings per share would have been reduced to the pro forma amounts as follows:

----------------------------------------------------------------------------------------------------------------------
                                     December 3, 1999       November 30, 1998       November 30, 1997
----------------------------------------------------------------------------------------------------------------------
Net income
 As reported                              $48,285                 $37,553                 $32,031
 Pro forma                                 46,161                  36,362                  30,925
Net income per share
 As reported         -  basic                 .92                     .70                     .59
                     -  diluted               .91                     .69                     .59
 Pro forma           -  basic                 .88                     .67                     .57
                     -  diluted               .87                     .67                     .57
----------------------------------------------------------------------------------------------------------------------

  The pro forma amounts set forth above reflect the portion of the estimated fair value of awards earned in 1999, 1998 and 1997 based on the vesting period of the options. The pro forma effects disclosed above are not likely to be representative of the pro forma disclosures of future years because SFAS No. 123 is applicable only to options granted subsequent to November 30, 1995, the effect of which is not fully reflected until 1999.
  The Black-Scholes option valuation model was used to estimate the fair value of the options for purposes of the pro forma presentation set forth above.

                                     II_41

  The following assumptions were used in the valuation and no dividends were assumed:

------------------------------------------------------------------------------------------------------
                                                         1999          1998         1997
------------------------------------------------------------------------------------------------------
Average expected life (years)                                5            5             5
Expected volatility                                       35.7%        38.5%         30.7%
Risk-free interest rate                                    5.5%         5.4%          6.4%
Weighted-average fair value:
 Exercise price equal to market price at grant           $10.26        $9.47        $10.23
 Exercise price less than market price at grant            8.30         7.80          7.20
------------------------------------------------------------------------------------------------------

  The assumptions used in the Black-Scholes option valuation model are highly subjective, particularly as to stock price volatility of the underlying stock, and can materially affect the resulting valuation. In management's opinion, the model does not provide a reliable single measure of the fair value of the employee stock options.

  The following table summarizes information regarding options that were outstanding at December 3, 1999:

-------------------------------------------------------------------------------------------------
                            Options outstanding                         Options exercisable
                   ----------------------------------------------  ------------------------------
                                                 Weighted-average
                             Weighted-average       remaining              Weighted-average
Price range         Number    exercise price     contractual life  Number   exercise price
-------------------------------------------------------------------------------------------------
Below $9.88          1,987        $ 8.78                7.30       1,157        $ 8.19
$9.88  $10.81        2,646         10.33                5.55           -             -
Above $10.81           191         12.44                7.54          77         12.41
-------------------------------------------------------------------------------------------------

17.  FINANCIAL INSTRUMENTS

  The estimated fair values of financial instruments at December 3, 1999 have been determined by the Corporation, using available market information and valuation methodologies believed to be appropriate. However, judgment is necessary in interpreting market data to develop the estimates of fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Corporation could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.

  The carrying amounts and estimated fair values of certain financial instruments at December 3, 1999 and November 30, 1998 were as follows:

--------------------------------------------------------------------------------------------
                                   December 3, 1999           November 30, 1998
--------------------------------------------------------------------------------------------
                                Carrying       Fair            Carrying        Fair
                                 amount        value            amount         value
--------------------------------------------------------------------------------------------
Financial assets
Customer retentions              $19,704      $19,031           $18,627       $17,728
Financial liabilities
Subcontract retentions            18,469       17,838            22,843        22,169
Advances from customers            6,083        5,875             8,506         8,255
--------------------------------------------------------------------------------------------

  The fair value of other financial instruments was comprised of (i) cash and cash equivalents, accounts receivable excluding customer retentions, unbilled receivables and accounts and subcontracts payable excluding retentions which approximate cost because of the immediate or short-term maturity, (ii) securities available for sale based on quoted market prices of the securities at the balance sheet date, (iii) customer retentions, subcontract retentions and customer advances estimated by discounting expected cash flows at rates currently available to the Corporation for instruments with similar risks and maturities and (iv) long-term debt which approximates fair value due to frequent repricing at market rates.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  There have been no changes in, or disagreements with, accountants on accounting and financial disclosure.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information called for by this Item will be set forth under the captions "Directors" and "Executive Officers" in the Corporation's definitive proxy statement for its annual meeting of stockholders, to be filed not later than March 31, 2000, and is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

   The information called for by this Item will be set forth under the caption "Report of the Compensation Committee on Executive Compensation for 1999" in the Corporation's definitive proxy statement for its annual meeting of stockholders, to be filed not later than March 31, 2000, and is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information called for by this Item will be set forth under the caption "Voting Securities and Principal Holders Thereof" in the Corporation's definitive proxy statement for its annual meeting of stockholders, to be filed not later than March 31, 2000, and is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information called for by this Item will be set forth under the caption "Certain Relationships and Related Transactions" in the Corporation's definitive proxy statement for its annual meeting of stockholders, to be filed not later than March 31, 2000, and is incorporated herein by this reference.

                                     III-1

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)  Documents filed as a part of this Annual Report of Form 10-K.

                                                                                         PAGE(S)
  1.    The Consolidated Financial Statements, together with the report thereon of
        PricewaterhouseCoopers LLP dated January 28, 2000, is included in Part II
        Item 8 of this report.

        Report of Independent Accountants                                                         II-14

        Consolidated Statements of Income and Consolidated Statements of
        Comprehensive Income for each of the three years in the
        period ended December 3, 1999                                                             II-15

        Consolidated Balance Sheets at December 3, 1999 and November 30, 1998              II-16, II-17

        Consolidated Statements of Cash Flows for each of the three years in the
        period ended December 3, 1999                                                             II-18

        Consolidated Statements of Stockholders' Equity for each of the three
        years in the period ended December 3, 1999                                                II-19

        Notes to Consolidated Financial Statements                                       II-20 to II-42

  2.    Financial Statement Schedule as of December 3, 1999                                         S-I

       Valuation, Qualifying and Reserve Accounts

       Financial statement schedules not listed above are omitted because they are not required or are not applicable, or the required information is given in the financial statements including the notes thereto. Captions and column headings have been omitted where not applicable.

  3.   Exhibits

       The exhibits to this report are listed in the Exhibit Index contained elsewhere in this report.

(b)  Reports on Form 8-K.

       The Corporation filed a current report on Form 8-K dated September 9, 1999 to announce that Leo A. Giacometto was named as a principle officer of the Corporation to the office of vice president of government affairs.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on February 18, 2000.

Morrison Knudsen Corporation

By  /s/  A. S. Cleberg
---------------------------------------------------------------------
  A. S. Cleberg, Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below on February 18, 2000 by the following persons on behalf of the Corporation in the capacities indicated.

                                    President and Chief Executive Officer and Director
 /s/ D. R. Washington*                       (Principal Executive Officer)
-------------------------------

                                   Executive Vice President and Chief Financial Officer
 /s/ A. S. Cleberg                           (Principal Financial Officer)
-------------------------------

                                              Vice President and Controller
 /s/ R. N. Brimhall                          (Principal Accounting Officer)
-------------------------------

 /s/ D. H. Batchelder*                                  Director
-------------------------------

 /s/ L. R. Judd*                                        Director
-------------------------------

 /s/ R. S. Miller*                                      Director
-------------------------------

 /s/ D. Parkinson*                                      Director
-------------------------------

 /s/ T. W. Payne*                                       Director
-------------------------------

 /s/ J. D. Roach*                                       Director
-------------------------------

 /s/ T. H. Zarges*                          Executive Vice President and Director
-------------------------------


*S. G. Hanks, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the above-named officers and directors of Morrison Knudsen Corporation, pursuant to powers of attorney executed on behalf of each such officer and director.

By  /s/  S. G. Hanks
---------------------------------------------------------------------
  S. G. Hanks, Attorney-in-fact

                         MORRISON KNUDSEN CORPORATION
           SCHEDULE II.  VALUATION, QUALIFYING AND RESERVE ACCOUNTS
                      For the Year Ended December 3, 1999
                                (In thousands)

Allowance for Doubtful Accounts Receivables Deducted in the Balance Sheet from Accounts Receivable


                     Balance at   Provisions                       Balance at
                      Beginning   Charged to                         End of
Year Ended             of Year    Operations   Other   Deductions     Year
--------------------------------------------------------------------------------
November 30, 1997    $(7,885)     $  (978)    $   -      $4,124     $(4,739)
November 30, 1998     (4,739)      (3,849)     (141)      1,198      (7,531)
December 3, 1999      (7,531)        (100)     (171)      2,669      (5,133)

  Deferred Income Tax Asset Valuation Allowance Deducted in the Balance Sheet
                        from Deferred Income Tax Asset

                     Balance at    Provisions                              Balance at
                     Beginning    Charged to                                 End of
Year Ended            of Year     Operations      Other      Deductions       Year
--------------------------------------------------------------------------------------
November 30, 1997    $(126,878)    $  -        $(4,797) (1)  $19,688 (2)   $(111,987)
November 30, 1998     (111,987)       -              -        20,000 (3)     (91,987)
December 3, 1999       (91,987)       -              -        50,000 (3)     (41,987)

  Estimated Costs to Complete Long-Term Contracts Reflected in Balance Sheet

                     Balance at   Provisions                              Balance at
                      Beginning   Charged to                                End of
Year Ended             of Year    Operations      Other      Deductions      Year
-------------------------------------------------------------------------------------
November 30, 1997     $(100,832)   $(56,861)   $      -       $84,590       $(73,103)
November 30, 1998       (73,103)    (15,993)          -        39,868        (49,228)
December 3, 1999        (49,228)    (28,914)    (28,956) (4)   34,283        (72,815)

____________________
(1) Adjustment due to change in deferred taxes for preacquisition contingencies.
(2) Adjustment due to extension of federal net operating loss carryforward period.
(3) Change in estimation of the future realization of deductible temporary differences.
(4) Estimated costs to complete long-term contracts arising from GESCO acquisition.

                                 EXHIBIT INDEX

Copies of exhibits will be supplied upon request. Exhibits will be provided at a fee of $.25 per page requested.

     Exhibits marked with an asterisk are filed herewith, the remainder of the exhibits have heretofore been filed with the Commission and are incorporated by reference.

Exhibit
Number   Exhibits

3.1      The registrant's Restated Certificate of Incorporation (filed as
         Exhibit 3.1 to the registrant's Form 10-K Annual Report for fiscal year ended November 30, 1998 and incorporated herein by reference).

3.2 The registrant's Restated and Amended Bylaws (filed as Exhibit 3.2 to the registrant's Form 10-K Annual Report for fiscal year ended November 30, 1998 and incorporated herein by reference).

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

4.4.1 Warrant Agreement dated September 11, 1996 among the registrant, Batchelder & Partners, Inc. and Schroder Wertheim & Co. Incorporated, including the form of certificate attached thereto as Exhibit A for certain registrant Warrants to expire on September 11, 2001 (filed as Exhibit 4.6 to the registrant's Form 10-Q Quarterly Report for quarter ended August 31, 1996 and incorporated herein by reference).

4.4.2 *  Description of an amendment to the Warrant Agreement dated
         September 11, 1996 among the registrant, Batchelder & Partners, Inc. and Schroder Wertheim & Co. Incorporated.

4.5 Registration Rights Agreement dated September 11, 1996 among the registrant, Batchelder & Partners, Inc. and Schroder Wertheim & Co. Incorporated (filed as Exhibit 4.7 to the registrant's Form 10-Q Quarterly Report for quarter ended August 31, 1996 and incorporated herein by reference).

10.1.1 Five-Year Credit Agreement dated as of March 19, 1999 among the registrant, Bank of Montreal and NationsBanc Montgomery Securities, Inc., Bank of America National Trust and Savings Association and the Lenders which are or may become parties thereto (filed as Exhibit 10.1 to the registrant's Form 10-Q Quarterly Report for quarter ended February 26, 1999 and incorporated herein by reference).

10.1.2 First Amendment dated as of May 5, 1999 to the Five-Year Credit Agreement dated as of March 19, 1999 among the registrant, Bank of Montreal and NationsBanc Montgomery Securities, Inc., Bank of America National Trust and Savings Association and the Lenders which are or may become parties thereto (filed as Exhibit 10.1 to the registrant's Form 10-Q Quarterly Report for quarter ended May 28, 1999 and incorporated herein by reference).

10.2.1 364-Day Credit Agreement dated as of March 19, 1999 among the registrant, Bank of Montreal and NationsBanc Montgomery Securities, Inc., Bank of America National Trust and Savings Association and the Lenders which are or may become parties thereto (filed as Exhibit 10.2 to the registrant's Form 10-Q Quarterly Report for quarter ended February 26, 1999 and incorporated herein by reference).

10.2.2 First Amendment dated as of May 5, 1999 to the 364-Day Credit Agreement dated as of March 19, 1999 among the registrant, Bank of Montreal and NationsBanc Montgomery Securities, Inc., Bank of America National Trust and Savings Association and the Lenders which are or may become parties thereto (filed as Exhibit 10.1 to the registrant's Form 10-Q Quarterly Report for quarter ended May 28, 1999 and incorporated herein by reference).

10.3 The registrant's Environmental Indemnification Agreement with Washington Corporations dated July 8, 1993 (filed as Exhibit 10.5 to the registrant's Form 10-K Annual Report for fiscal year ended November 30, 1996 and incorporated herein by reference).

10.4 Shareholders Agreement dated December 18, 1993 among Morrison Knudsen BV, a wholly-owned subsidiary of the registrant, Lambique Beheer BV and Ergon Overseas Holdings Limited (filed as Exhibit 10.6 to the registrant's Form 10-K Annual Report for fiscal year ended November 30, 1997 and incorporated herein by reference).

10.5 Form of Guaranty by Old MK, as Guarantor, in favor of Morgan Guaranty Trust Company of New York, as Trustee (filed as Exhibit 4.2 to Amendment No. 1 to Old MK's Form S-3 Registration Statement No. 33-50046 filed on October 30, 1992 and incorporated herein by reference).

10.6 Form of Indenture of Trust between the City of San Diego and Morgan Guaranty Trust Company of New York, as Trustee (filed as Exhibit 4.3 to Amendment No. 1 to Old MK's Form S-3 Registration Statement No. 33-50046 filed on October 30, 1992 and incorporated herein by reference).

10.7 Form of Loan Agreement between the City of San Diego and National Steel and Shipbuilding Company (filed as Exhibit 4.4 Amendment No. 1 to Old MK's Form S-3 Registration Statement No. 33-50046 filed on October 30, 1992 and incorporated herein by reference).

10.8 Asset Purchase Agreement dated as of June 25, 1998 between CBS Corporation and WGNH Acquisition, LLC related to the acquisition of the Westinghouse Energy Systems Business Unit from CBS Corporation (filed as Exhibit 10.10 to the registrant's Form 10-K Annual Report for fiscal year ended November 30, 1998 and incorporated herein by reference).

10.9 Asset Purchase Agreement dated as of June 25, 1998 between CBS Corporation and WGNH Acquisition, LLC related to the acquisition of the Westinghouse Government and Environmental Services Company business from CBS Corporation (filed as Exhibit 10.11 to the registrant's Form 10-K Annual Report for fiscal year ended November 30, 1998 and incorporated herein by reference).

10.10 Amended and Restated Consortium Agreement between the registrant's wholly-owned subsidiary, Morrison Knudsen Corporation, an Ohio corporation, and BNFL USA Group, Inc. (filed as Exhibit 10.13 to the registrant's Form 10-K Annual Report for fiscal year ended November 30, 1998 and incorporated herein by reference).

Items 10.11.1 through 10.41 below constitute management contracts or compensatory plans or arrangements which are separately identified in accordance with Item 14(a)(3) of Form 10-K.

10.11.1   The registrant's Amended and Restated Stock Option Plan (filed as
          Exhibit 10.10 to the registrant's Form 10-K Annual Report for fiscal year ended November 30, 1996 and incorporated herein by reference).

10.11.2 Amendment No. 1 dated October 30, 1998 to the registrant's Amended and Restated Stock Option Plan (filed as Exhibit 10.14 to the registrant's Form 10-K Annual Report for fiscal year ended November 30, 1998 and incorporated herein by reference).

10.11.3 * Amendment No. 2 dated April 8, 1999 to the registrant's Amended and Restated Stock Option Plan.

10.12 The registrant's 1997 Stock Option and Incentive Plan for Non-Employee Directors (filed as Exhibit 10.11 to the registrant's Form 10-K Annual Report for fiscal year ended November 30, 1996 and incorporated herein by reference).

10.13     The registrant's Long-Term Incentive Compensation Plan (filed as
          Exhibit 10.3 to the registrant's Form 10-Q Quarterly Report for quarter ended May 28, 1999 and incorporated herein by reference).

10.14 The registrant's Deferred Compensation Plan (filed as Exhibit 10.12 to the registrant's Form 10-K Annual Report for fiscal year ended November 30, 1997 and incorporated herein by reference).

10.15     A description of the registrant's Cash Bonus Program (filed as Exhibit
          10.13 to the registrant's Form 10-K Annual Report for fiscal year ended November 30, 1997 and incorporated herein by reference).

10.16     The registrant's Key Executive Disability Insurance Plan (filed as
          Exhibit 10.12 to Old MK's Form 10-K Annual Report for year ended December 31, 1992 and incorporated herein by reference).

10.17     The registrant's Key Executive Life Insurance Plan (filed as Exhibit
          10.13 to Old MK's Form 10-K Annual Report for year ended December 31, 1992 and incorporated herein by reference).

10.18 * Form of registrant's Indemnification Agreement (filed as Exhibit 10.20 to the registrant's Form 10-K Annual Report for fiscal year ended November 30, 1996 and incorporated herein by reference). [A schedule listing the directors and officers with whom the registrant has entered into such agreements is filed herewith.]

10.19     The registrant's Nonqualified Stock Option Plan Agreement with Dennis
          R. Washington dated as of March 22, 1999 (filed as Exhibit 10.4 to the registrant's Form 10-Q Quarterly Report for quarter ended May 28, 1999 and incorporated herein by reference).

10.20     The registrant's Nonqualified Stock Option Plan Agreement with Dennis
          R. Washington dated as of April 8, 1999 (filed as Exhibit 10.5 to the registrant's Form 10-Q Quarterly Report for quarter ended May 28, 1999 and incorporated herein by reference).

10.21 The registrant's employment agreement with Robert A. Tinstman dated as of January 1, 1993, and Amendment thereto dated April 22, 1996 (filed as Exhibit 10.21 to the registrant's Form 10-K Annual Report for fiscal year ended November 30, 1996 and incorporated herein by reference).

10.22 The registrant's Nonqualified Stock Option Agreement with Robert A. Tinstman dated as of January 10, 1997 (filed as Exhibit 10.22 to the registrant's Form 10-K Annual Report for fiscal year ended
          November 30, 1996 and incorporated herein by reference).

10.23 The registrant's Nonqualified Stock Option Agreement with Robert A. Tinstman dated as of January 14, 1998 (filed as Exhibit 10.22 to the registrant's Form 10-K Annual Report for fiscal year ended November 30, 1997 and incorporated herein by reference).

10.24 The registrant's Nonqualified Stock Option Agreement with Robert A. Tinstman dated as of January 20, 1999 (filed as Exhibit 10.26 to the registrant's Form 10-K Annual Report for fiscal year ended November 30, 1998 and incorporated herein by reference).

10.25    The registrant's Supplemental Retirement Benefit Agreement with Robert
         A. Tinstman dated as of August 3, 1990 (filed as Exhibit 10.23 to the registrant's Form 10-K Annual Report for fiscal year ended November 30, 1996 and incorporated herein by reference).

10.26    The registrant's Severance Agreement with Robert A. Tinstman (filed as
         Exhibit 10.6 to the registrant's Form 10-Q Quarterly Report for quarter ended May 28, 1999 and incorporated herein by reference).

10.27.1 The registrant's employment agreement with Stephen G. Hanks dated as of January 1, 1993 (filed as Exhibit 10.24 to the registrant's Form 10-K Annual Report for fiscal year ended November 30, 1996 and incorporated herein by reference).

10.27.2 Amendment dated as of August 9, 1993 to the registrant's employment agreement with Stephen G. Hanks dated as of January 1, 1993 (filed as
         Exhibit 10.24 to the registrant's Form 10-K Annual Report for fiscal year ended November 30, 1996 and incorporated herein by reference).

10.27.3 Amendment dated as of April 22, 1996 to the registrant's employment agreement with Stephen G. Hanks dated as of January 1, 1993, as amended (filed as Exhibit 10.24 to the registrant's Form 10-K Annual Report for fiscal year ended November 30, 1996 and incorporated herein by reference).

10.27.4 Description of an amendment effective as of March 31, 1999 to the registrant's employment agreement with Stephen G. Hanks dated as of January 1, 1993, as amended (filed as Exhibit 10.7 to the registrant's Form 10-Q Quarterly Report for quarter ended May 28, 1999 and incorporated herein by reference).

10.28 The registrant's Nonqualified Stock Option Agreement with Stephen G. Hanks dated as of January 10, 1997 (filed as Exhibit 10.25 to the registrant's Form 10-K Annual Report for fiscal year ended November 30, 1996 and incorporated herein by reference).

10.29 The registrant's Nonqualified Stock Option Agreement with Stephen G. Hanks dated as of January 14, 1998 (filed as Exhibit 10.26 to the registrant's Form 10-K Annual Report for fiscal year ended November 30, 1997 and incorporated herein by reference).

10.30 The registrant's Nonqualified Stock Option Agreement with Stephen G. Hanks dated as of January 20, 1999 (filed as Exhibit 10.31 to the registrant's Form 10-K Annual Report for fiscal year ended November 30, 1998 and incorporated herein by reference).

10.31 * The registrant's Nonqualified Stock Option Agreement with Stephen G. Hanks dated as of January 31, 2000.

10.32.1 The registrant's employment agreement with Thomas H. Zarges dated as of January 1, 1994 (filed as Exhibit 10.26 to the registrant's Form 10-K Annual Report for fiscal year ended November 30, 1996 and incorporated herein by reference).

10.32.2 Description of an amendment dated as of March 31, 1999 to the registrant's employment agreement with Thomas H. Zarges dated as of January 1, 1994 (filed as Exhibit 10.7 to the registrant's Form 10-Q Quarterly Report for quarter ended May 28, 1999 and incorporated herein by reference).

10.33 The registrant's Nonqualified Stock Option Agreement with Thomas H. Zarges dated as of January 10, 1997 (filed as Exhibit 10.27 to the registrant's Form 10-K Annual Report for fiscal year ended
          November 30, 1996 and incorporated herein by reference).

10.34 The registrant's Nonqualified Stock Option Agreement with Thomas H. Zarges dated as of January 14, 1998 (filed as Exhibit 10.29 to the registrant's Form 10-K Annual Report for fiscal year ended
          November 30, 1997 and incorporated herein by reference).

10.35 The registrant's Nonqualified Stock Option Agreement with Thomas H. Zarges dated as of January 20, 1999 (filed as Exhibit 10.35 to the registrant's Form 10-K Annual Report for fiscal year ended
          November 30, 1998 and incorporated herein by reference).

10.36 * The registrant's Nonqualified Stock Option Agreement with Thomas H. Zarges dated as of January 31, 2000.

10.37 The registrant's employment agreement with Alvia L. Henderson dated as of April 26, 1996 (filed as Exhibit 10.29 to the registrant's
          Form 10-K Annual Report for fiscal year ended November 30, 1996 and incorporated herein by reference).

10.38 The registrant's employment agreement with A. S. Cleberg dated as of April 11, 1997 (filed as Exhibit 10.1 to the registrant's Form 10-Q Quarterly Report for quarter ended May 31, 1997 and incorporated herein by reference).

10.39 The registrant's employment agreement with Roger J. Ludlam dated as of January 11, 1999 (filed as Exhibit 10.40 to the registrant's Form 10-K Annual Report for fiscal year ended November 30, 1998 and incorporated herein by reference).

10.40.1 * The registrant's employment agreement with Ambrose L. Schwallie dated as of August 18, 1999.

10.40.2 * Amendment dated as of October 5, 1999 to registrant's employment agreement with Ambrose L. Schwallie dated as of August 18, 1999.

10.41 * The registrant's employment agreement with Leo A. Giacometto dated as of September 7, 1999.

21. *     Subsidiaries of the registrant.

23. *     Consent of PricewaterhouseCoopers LLP.

24. *     Powers of Attorney

27.*      Financial Data Schedule.