Form 10-Q
period 2000-03-03
MORRISON KNUDSEN CORP//
filed 2000-04-17
CIK 906469

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
                               QUARTERLY REPORT

    Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                             For the Quarter Ended

                                 March 3, 2000

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

At March 3, 2000, 52,349,872 shares of the registrant's $.01 par value common stock were outstanding.

The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and has been subject to such filing requirements for the past 90 days.

         [X] Yes        [_] No

                         MORRISON KNUDSEN CORPORATION
                      Quarterly Report Form 10-Q for the
                          Quarter Ended March 3, 2000


                               TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

                                                                                                         PAGE

                                           PART I
Item 1.   Condensed Consolidated Financial Statements and Notes Thereto

                   Statements of Income for the Quarters Ended
                   March 3, 2000 and February 26, 1999                                                   I-1

                   Balance Sheets at March 3, 2000 and December 3, 1999                                  I-2

                   Statements of Cash Flows for the Quarters Ended                                       I-4
                   March 3, 2000 and February 26, 1999

                   Statements of Comprehensive Income for the Quarters Ended
                   March 3, 2000 and February 26, 1999                                                   I-5

                   Notes to Financial Statements                                                         I-6

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

Item 6.   Exhibits and Reports on Form 8-K                                                               II-1


                                   SIGNATURES

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MORRISON KNUDSEN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
QUARTERS ENDED MARCH 3, 2000 AND FEBRUARY 26, 1999
(In thousands except per share data)
(UNAUDITED)

----------------------------------------------------------------------------------------------
                                                                       2000         1999
----------------------------------------------------------------------------------------------
Revenue                                                              $572,845     $421,310
Cost of revenue                                                      (548,100)    (400,525)
----------------------------------------------------------------------------------------------
Gross profit                                                           24,745       20,785
General and administrative expenses                                    (5,365)      (7,974)
Goodwill amortization                                                  (4,176)        (766)
----------------------------------------------------------------------------------------------
Operating income                                                       15,204       12,045
Investment income                                                         749        1,092
Interest expense                                                       (2,330)        (167)
Other income, net                                                          43        2,227
----------------------------------------------------------------------------------------------
Income before income taxes and minority interests in loss of
   consolidated subsidiaries                                           13,666       15,197
Income tax expense                                                     (5,319)      (6,306)
Minority interests in loss of consolidated subsidiaries                   699           --
----------------------------------------------------------------------------------------------
Net income                                                           $  9,046     $  8,891
==============================================================================================
Income per share
   Basic                                                                 $.17         $.17
   Diluted                                                                .17          .17
----------------------------------------------------------------------------------------------
Common shares used to compute income per share
   Basic                                                               52,350       53,240
   Diluted                                                             52,410       53,377
----------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

MORRISON KNUDSEN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
AT MARCH 3, 2000 (UNAUDITED) AND DECEMBER 3, 1999
(In thousands except per share data)

----------------------------------------------------------------------------------------------------
ASSETS                                                                      2000           1999
----------------------------------------------------------------------------------------------------
Current assets
Cash and cash equivalents                                                $   25,061    $   29,640
Accounts receivable, including retentions of $17,815 and $19,704            209,872       215,523
Unbilled receivables                                                        116,436       124,793
Inventories, net of progress payments of $21,734 and $21,926                 24,996        20,096
Refundable income taxes                                                       2,859         3,055
Investments in and advances to construction joint ventures                   64,215        82,551
Deferred income taxes                                                        39,421        41,043
Other                                                                        16,820        15,262
----------------------------------------------------------------------------------------------------
Total current assets                                                        499,680       531,963
----------------------------------------------------------------------------------------------------

Investments and other assets
Securities available for sale, at fair value                                 42,589        41,640
Investments in mining ventures                                               67,412        69,063
Cost in excess of net assets acquired, net of accumulated
   amortization of $26,174 and $21,906                                      347,692       351,869
Deferred income taxes                                                        46,685        48,606
Other                                                                        20,962        21,114
----------------------------------------------------------------------------------------------------
Total investments and other assets                                          525,340       532,292
----------------------------------------------------------------------------------------------------

Property and equipment, at cost
Construction equipment                                                      188,098       183,806
Land and improvements                                                         7,947         7,970
Buildings and improvements                                                   17,435        17,154
Equipment and fixtures                                                       83,241        81,694
----------------------------------------------------------------------------------------------------
Total property and equipment                                                296,721       290,624
Less accumulated depreciation                                              (163,906)     (158,856)
----------------------------------------------------------------------------------------------------
Property and equipment, net                                                 132,815       131,768
----------------------------------------------------------------------------------------------------
Total assets                                                             $1,157,835    $1,196,023
====================================================================================================

The accompanying notes are an integral part of the financial statements.

-----------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY                                               2000           1999
-----------------------------------------------------------------------------------------------------------
Current liabilities
Accounts payable                                                                $  105,657    $  105,007
Subcontracts payable, including retentions of $16,710 and $18,469                   39,129        42,624
Billings in excess of cost and estimated earnings on uncompleted contracts          56,089        53,739
Estimated costs to complete long-term contracts                                     68,593        72,815
Accrued salaries, wages and benefits, including compensated absences
   of $20,705 and $24,721                                                           50,764        65,759
Income taxes payable                                                                 1,285         1,079
Other accrued liabilities                                                           32,925        44,072
-----------------------------------------------------------------------------------------------------------
Total current liabilities                                                          354,442       385,095
-----------------------------------------------------------------------------------------------------------
Non-current liabilities
Long-term debt                                                                      85,000       100,000
Postretirement benefit obligation                                                   80,524        80,685
Accrued workers' compensation                                                       37,131        36,181
Pension and deferred compensation liabilities                                      102,940       100,116
Environmental remediation obligations                                                6,047         6,016
-----------------------------------------------------------------------------------------------------------
Total non-current liabilities                                                      311,642       322,998
-----------------------------------------------------------------------------------------------------------
Contingencies and commitments  (Note 6)
-----------------------------------------------------------------------------------------------------------
Minority interests                                                                  83,397        84,840
-----------------------------------------------------------------------------------------------------------
Stockholders' equity
Preferred stock, par value $.01, 10,000 shares authorized                               --            --
Common stock, par value $.01, authorized 100,000 shares; issued 54,359                 544           544
Capital in excess of par value                                                     248,797       248,720
Stock purchase warrants                                                              6,552         6,554
Retained earnings                                                                  188,742       179,696
Treasury stock, 2,009 shares, at cost                                              (23,124)      (23,124)
Accumulated other comprehensive loss                                               (13,157)       (9,300)
-----------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                         408,354       403,090
-----------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                      $1,157,835    $1,196,023
===========================================================================================================

MORRISON KNUDSEN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
QUARTERS ENDED MARCH 3, 2000 AND FEBRUARY 26, 1999
(In thousands)
(UNAUDITED)

----------------------------------------------------------------------------------------------
                                                                       2000         1999
----------------------------------------------------------------------------------------------
Operating activities
Net income                                                             $ 9,046     $ 8,891
Adjustments to reconcile net income to cash provided (used)
   by operating activities:
   Depreciation of property and equipment                                7,729       4,957
   Amortization of goodwill                                              4,176         766
   Deferred income taxes                                                 3,543         433
   Minority interest in net loss of consolidated subsidiaries           (1,144)         --
   Equity in income of mining ventures less dividends received          (1,543)     (1,124)
   Other investments and assets, net                                     2,357         773
   Increase in net operating assets                                     (3,329)    (46,132)
----------------------------------------------------------------------------------------------
Net cash provided (used) by operating activities                        20,835     (31,436)
----------------------------------------------------------------------------------------------
Investing activities
Property and equipment acquisitions                                     (9,081)     (4,920)
Property and equipment disposals                                           952       1,321
Purchases of securities available for sale                              (6,364)     (3,712)
Sale and maturities of securities available for sale                     4,722       3,041
Other investing activities                                                (308)       (505)
----------------------------------------------------------------------------------------------
Net cash used in investing activities                                  (10,079)     (4,775)
----------------------------------------------------------------------------------------------
Financing activities
Net repayments on long-term revolving line of credit                   (15,000)         --
Distributions to minority interests                                       (335)         --
Purchase of treasury stock                                                  --      (2,220)
Other                                                                       --         200
----------------------------------------------------------------------------------------------
Net cash used by financing activities                                  (15,335)     (2,020)
----------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents                                   (4,579)    (38,231)
Cash and cash equivalents at beginning of period                        29,640      67,054
----------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                             $25,061     $28,823
==============================================================================================
Supplemental disclosure of cash flow information:
   Interest paid                                                        $2,014     $   257
   Income tax paid, net                                                    694       1,189
----------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

MORRISON KNUDSEN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
QUARTERS ENDED MARCH 3, 2000 AND FEBRUARY 26, 1999
(In thousands)
(UNAUDITED)

----------------------------------------------------------------------------------------------------
                                                                                 2000        1999
----------------------------------------------------------------------------------------------------
Net income                                                                      $9,046     $8,891
----------------------------------------------------------------------------------------------------
Other comprehensive income, net of tax:
   Foreign currency translation adjustments                                     (3,587)    (2,465)
   Unrealized gains (losses) on marketable securities:
     Unrealized net holding losses arising during period                          (270)      (278)
     Less: Reclassification adjustment for net gains realized in net income         --         (1)
----------------------------------------------------------------------------------------------------
Other comprehensive loss, net of tax                                            (3,857)    (2,744)
----------------------------------------------------------------------------------------------------
Comprehensive income                                                            $5,189     $6,147
====================================================================================================

The accompanying notes are an integral part of the financial statements.

MORRISON KNUDSEN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of dollars except per share data)

1.   UNAUDITED INTERIM FINANCIAL STATEMENTS

     The accompanying condensed consolidated financial statements and related notes of Morrison Knudsen Corporation and subsidiaries (the "Corporation") should be read in conjunction with the audited consolidated financial statements and related notes included in the Corporation's Annual Report on Form 10-K for the year ended December 3, 1999. The comparative consolidated balance sheet and related disclosures at December 3, 1999 have been derived from the audited balance sheet and financial statement footnotes. The accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, that in the opinion of management are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the quarter ended March 3, 2000 are not necessarily indicative of the operating results to be expected for the full year.

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

2.   ADOPTION OF ACCOUNTING PRINCIPLES

     On December 4, 1999, the Corporation adopted Statement of Position ("SOP") 98-5 Reporting on the Costs of Start-Up Activities. The SOP provides guidance on the financial reporting of start-up costs and organization costs to be expensed as incurred. The SOP also amends SOP 81-1 Accounting for Performance of Construction/Production Contracts by requiring pre-contract costs to be expensed as incurred. The adoption of SOP 98-5 had no material effect on the Corporation's financial position or results of operations.

3.   VENTURES

     The Corporation's share of results of operations from construction joint ventures and mining ventures presented below excludes any allocation of division or group level indirect overhead cost. Such costs are included in cost of revenue in the Corporation's consolidated statements of income.

Construction joint ventures:

     The Corporation participates in construction joint ventures, generally as sponsor and manager of the projects, which are formed to bid, negotiate and complete specific projects. The size, scope and duration of joint-venture projects vary among periods.

--------------------------------------------------------------------------------------------------
                                                                (Unaudited)
Combined financial position of construction joint ventures     March 3, 2000     December 3, 1999
--------------------------------------------------------------------------------------------------
Current assets                                                    $323,674            $372,772
Property and equipment, net                                         36,613              39,524
Current liabilities                                               (227,044)           (232,416)
--------------------------------------------------------------------------------------------------
Net assets                                                        $133,243            $179,880
==================================================================================================

----------------------------------------------------------------------------------------------------------
Combined results of operations of construction joint ventures          (Unaudited)         (Unaudited)
Quarters ended                                                        March 3, 2000     February 26, 1999
----------------------------------------------------------------------------------------------------------
Revenue                                                                  $257,692            $251,156
Cost of revenue                                                          (244,460)           (230,104)
----------------------------------------------------------------------------------------------------------
Gross profit (excludes indirect overhead cost)                           $ 13,232            $ 21,052
==========================================================================================================
----------------------------------------------------------------------------------------------------------
Corporation's share of results of operations of construction
   joint ventures                                                      (Unaudited)         (Unaudited)
Quarters ended                                                        March 3, 2000     February 26, 1999
----------------------------------------------------------------------------------------------------------
Revenue                                                                  $118,734            $ 98,527
Cost of revenue                                                          (114,421)            (91,062)
----------------------------------------------------------------------------------------------------------
Gross profit (excludes indirect overhead cost)                           $  4,313            $  7,465
==========================================================================================================

Mining ventures:

     At March 3, 2000, the Corporation had ownership interests in two mining ventures, MIBRAG mbH (33%) and Westmoreland Resources, Inc. (20%). The Corporation provides contract mining services to these ventures.

----------------------------------------------------------------------------------------------------------
                                                                       (Unaudited)
Combined financial position of mining ventures                        March 3, 2000     December 3, 1999
----------------------------------------------------------------------------------------------------------
Current assets                                                           $187,126            $215,424
Non-current assets                                                         97,359             100,808
Property and equipment, net                                               593,054             612,714
Current liabilities                                                       (55,216)            (68,198)
Long-term debt                                                           (302,286)           (320,113)
Other non-current liabilities                                            (303,786)           (320,104)
----------------------------------------------------------------------------------------------------------
Net assets                                                               $216,251            $220,531
==========================================================================================================
----------------------------------------------------------------------------------------------------------
Combined results of operations of mining ventures                      (Unaudited)         (Unaudited)
Quarters ended                                                        March 3, 2000     February 26, 1999
----------------------------------------------------------------------------------------------------------
Revenue                                                                   $78,939            $104,066
Cost of revenue                                                           (73,904)            (97,333)
----------------------------------------------------------------------------------------------------------
Gross profit (excludes indirect overhead cost)                            $ 5,035            $  6,733
==========================================================================================================
----------------------------------------------------------------------------------------------------------
Corporation's share of results of operations of mining ventures        (Unaudited)         (Unaudited)
Quarters ended                                                        March 3, 2000     February 26, 1999
----------------------------------------------------------------------------------------------------------
Revenue                                                                   $25,095             $30,871
Cost of revenue                                                           (23,552)            (28,975)
----------------------------------------------------------------------------------------------------------
Gross profit (excludes indirect overhead cost)                            $ 1,543             $ 1,896
==========================================================================================================

     The Corporation received no dividend distributions from the mining ventures during the quarter ended March 3, 2000 and $772 during the quarter ended February 26, 1999.

4.   ACQUISITION OF GESCO BUSINESSES

     On March 22, 1999, the Corporation and BNFL Nuclear Services, Inc. ("BNFL") acquired operations of the Government and Environmental Services Company ("GESCO businesses") from CBS Corporation. The acquisition of the GESCO businesses is being accounted for as a purchase business combination. The allocation of the purchase price to the net assets acquired includes preliminary estimates of certain employee benefit obligations based primarily on incomplete information provided by CBS Corporation and the management of the

GESCO businesses. The information necessary to complete the allocation includes detailed participant data, and agreement and settlement of assets to be transferred by CBS Corporation to the benefit plans, both of which could have a material effect on the purchase price allocation. Final allocation of the purchase price relating to benefit plan assets and liabilities assumed in the GESCO acquisition is expected to be completed by the Corporation's second quarter ending June 2, 2000.

     The following unaudited pro forma information presents the consolidated results of operations of the Corporation as if the GESCO acquisition had taken place on December 1, 1998, after giving effect to certain adjustments, including amortization of goodwill on a straight-line basis over twenty years, depreciation expense, interest expense, amortization of new credit facility fees and related tax effects. These pro forma results of operations have been prepared for illustrative purposes only and do not purport to be indicative of operating results that would have resulted had the GESCO acquisition occurred on the dates indicated, or of future operating results.

--------------------------------------------------------------------------------
Quarter ended                                                  February 26, 1999
--------------------------------------------------------------------------------
Revenue                                                             $500,966
Net income                                                             5,553
Basic income per share                                                   .10
Diluted income per share                                                 .10
--------------------------------------------------------------------------------

5.   CREDIT FACILITIES

     The Corporation has uncollateralized revolving credit facilities providing an aggregate borrowing capacity of $325,000. These facilities consist of a $195,000 five-year facility, which provides for both revolving borrowings and the issuance of letters of credit, and a $130,000 one-year facility, which provides for revolving borrowings. The one-year facility may be extended in one-year increments by mutual agreement of the banks and the Corporation or converted, at the Corporation's option, to a term loan having a maturity of one year after the then current expiration of such facility. On March 18, 2000, the one-year facility was extended for an additional year. The facilities' covenants require the maintenance of financial ratios, and place limitations on guarantees, liens, investments, dividends and other matters. At March 3, 2000, $40,000 and $45,000 were outstanding on the one-year and five-year facilities, respectively.

6.   CONTINGENCIES AND COMMITMENTS

Summitville environmental matters:

     From July 1985 to June 1989, Industrial Constructors Corp. ("ICC"), a subsidiary of the Corporation, performed certain contract mining and construction services at the Summitville mine near Del Norte, Colorado. In 1996, the Environmental Protection Agency (the "EPA") and the State of Colorado (the "State") commenced an action under CERCLA in the United States District Court for the District of Colorado against Mr. Robert Friedland, a potentially responsible party, to recover the response costs incurred and to be incurred at the Summitville Mine Superfund Site (the "Site"). No other parties were named as defendants in the original complaints in this action. On April 30, 1999, Mr. Friedland filed a third-party complaint naming ICC and nine other defendants, alleging that such defendants are jointly and severally liable for such costs and requesting that the same be equitably allocated. On October 1, 1999, the EPA and the State filed amended complaints, naming ICC and six other parties as defendants in addition to Mr. Friedland. On August 10, 1999, ICC filed an answer to Mr. Friedland's third-party complaint and, on December 23, 1999, ICC filed answers to the EPA's and the State's amended complaints, in each case denying the allegations set forth in the complaints.

     The EPA and the State have estimated that the total response costs incurred and to be incurred at the Site will approximate $150,000. ICC is not a party to any agreement regarding the allocation of responsibility, and neither the EPA nor the State have made an allocation of responsibility among the defendants. ICC's share, if any, of the aggregate environmental liability associated with the Site is not presently determinable and depends upon, among other things, the manner in which liability may be allocated to or among ICC or other defendants, the efficacy of any defenses that ICC or such other defendants may have to any assertion of liability, the willingness and ability of such other defendants to discharge such liability as may be allocated to them and the outcome of any negotiations or settlement discussions between ICC and the EPA, the State and/or such other defendants. Accordingly, no response costs have been accrued at March 3, 2000.

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

Contract related matters:

     In the fourth quarter of 1997, the Corporation assumed sponsorship of a large, fixed-price joint-venture contract due to the bankruptcy of the previous sponsor and recorded a $3,900 pretax provision for loss due to uncertainties on the project, including unpaid client-directed change orders and potential project claims. Mediation of these change orders and claims has resulted in a settlement with the client, and accordingly, the $3,900 provision was reversed during the first quarter of 2000.

Letters of credit:

     In the normal course of business, the Corporation causes letters of credit to be issued in connection with contract performance obligations which are not reflected in the balance sheet. The Corporation is obligated to reimburse the issuer of such letters of credit for any payments made thereunder. At March 3, 2000 and December 3, 1999, $47,495 and $47,586, respectively, in face amount of such letters of credit were outstanding. The Corporation has pledged securities available for sale as collateral for its reimbursement obligations with respect to $3,000 in face amount of certain letters of credit that were outstanding at March 3, 2000.

     In connection with a 1989 sale of Old MK's ownership interest in a shipbuilding subsidiary, the Corporation assumed a guarantee of port facility bonds of $21,000 through 2002. The former subsidiary has collateralized the bonds with certain assets and has established a sinking fund of $5,389 for the bonds. Management believes a loss on the guarantee is not probable and, accordingly, no accrual has been made.

Other:

     In May 1998, Leucadia National Corporation filed an action against the Corporation and certain officers and directors in the United States District Court for the District of Utah. The complaint alleges fraud in the sale of shares of MK Gold Corporation by Old MK to Leucadia and seeks rescission of the sale and restitution of $22,500. Leucadia contends that the Corporation knew or believed that a non-competition agreement between the Corporation and MK Gold was unenforceable and failed to disclose that belief to Leucadia. The non-competition agreement is the subject of separate litigation between MK Gold and the Corporation. MK Gold is seeking recovery of alleged damages of approximately $10,000. On January 5, 1999, the two cases were consolidated for trial. The cases are scheduled for trial beginning April 2, 2001.

     Certain current and former officers, employees and directors of the Corporation were named defendants in an action filed by two former participants in the Old MK 401(k) plan and Employee Stock Ownership Plan in the United States District Court for the District of Idaho. They seek to represent a purported class of participants in those plans. The complaint alleges, among other things, that the defendants breached certain fiduciary duties. On November 16, 1999, the Court granted summary judgment as to all claims against all individual persons named in the original complaint. An amended complaint added the Corporation and additional officers and employees of the Corporation as defendants. Motions for summary judgment are pending seeking dismissal of all remaining claims against all remaining defendants, which are those defendants added in the amended complaint along with two companies involved in administration of the plans.

     Although the ultimate outcome of these matters discussed in the two preceding paragraphs cannot be predicted with certainty, management believes that the outcome of these actions, individually or collectively, will not have a material adverse impact on the Corporation's financial position, results of operations or cash flows.

     In addition to the foregoing, there are other claims, lawsuits, disputes with third parties, investigations and administrative proceedings against the Corporation and its subsidiaries relating to matters in the ordinary course of its business activities that are not expected to have a material adverse effect on the Corporation's financial position, results of operations or cash flows.

7.   SEGMENT INFORMATION

     The Corporation operates through three operating units, each of which comprise a separate reportable business segment: Engineers & Constructors Group, Government Services Group and Contractors Group. The reportable segments are separately managed, serve different markets and customers, and differ in their expertise, technology and resources to perform their services.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Corporation's Annual Report on Form 10-K. The Corporation evaluates performance and allocates resources based on segment operating income. Segment operating income is total segment revenue reduced by segment cost of revenue and goodwill amortization identifiable to the segment. Goodwill amortization related to the acquisition of Old MK is not allocated to the segments. Corporate and other operating loss consists principally of general and administrative expense.

--------------------------------------------------------------------------------
Revenue                                        (Unaudited)       (Unaudited)
Quarters ended                                March 3, 2000   February 26, 1999
--------------------------------------------------------------------------------
Engineers & Constructors
   External                                      $175,398          $172,798
   Intersegment                                        13               315
Government Services
   External                                       184,138            67,867
   Intersegment                                        --                --
Contractors
   External                                       213,309           180,645
   Intersegment                                        --               140
--------------------------------------------------------------------------------
Total segments                                    572,858           421,765
Elimination of intersegments                          (13)             (455)
--------------------------------------------------------------------------------
Total consolidated revenues                      $572,845          $421,310
================================================================================

--------------------------------------------------------------------------------
Operating income                                (Unaudited)       (Unaudited)
Quarters ended                                 March 3, 2000   February 26, 1999
--------------------------------------------------------------------------------
Gross profit
   Engineers & Constructors                         $ 7,432          $  3,983
   Government Services                                7,146             4,982
   Contractors                                       10,779            10,409
   Corporate and other                                 (612)            1,411
--------------------------------------------------------------------------------
Total gross profit                                   24,745            20,785
--------------------------------------------------------------------------------
Corporate general and administrative expense         (5,365)           (7,974)
--------------------------------------------------------------------------------
Goodwill amortization
   Government Services                               (3,657)               --
   Contractors                                          (98)              (12)
   Corporate and other                                 (421)             (754)
--------------------------------------------------------------------------------
Total goodwill amortization                          (4,176)             (766)
--------------------------------------------------------------------------------
Operating income
   Engineers & Constructors                           7,432             3,983
   Government Services                                3,489             4,982
   Contractors                                       10,681            10,397
   Corporate and other                               (6,398)           (7,317)
--------------------------------------------------------------------------------
Total operating income                              $15,204           $12,045
================================================================================

8.   RECENTLY ISSUED ACCOUNTING STANDARDS

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

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101") which summarizes the SEC staff's position on selected revenue recognition issues. The Corporation is currently evaluating what effect, if any, SAB 101 may have on its existing revenue recognition policies, principally with respect to performance-based incentives. Implementation of SAB 101 is required commencing with the first quarter of 2001.

9.   SUBSEQUENT EVENTS

Acquisition of Raytheon Engineers & Constructors:

     On April 14, 2000, Raytheon Company and Raytheon Engineers & Constructors International, Inc., a wholly-owned subsidiary of Raytheon Company ("RECI"), and the Corporation entered into a Stock Purchase Agreement ("the Agreement") pursuant to which the Corporation has agreed to purchase the capital stock of the subsidiaries of RECI and certain other assets of RECI, and to assume certain liabilities of RECI. RECI provides engineering, design, procurement, construction, operation, maintenance and other services on a worldwide basis. The purchase price will be calculated using selected balance sheet items of the acquired business as of April 30, 2000 as specified in the Agreement. Subject to post-closing adjustments as provided in the Agreement, the Corporation expects to pay approximately $10,000 and assume net liabilities of approximately $500,000. Closing is expected on or about May 31, 2000, subject to regulatory approvals and other customary conditions.

Acquisition financing:

     The Corporation has accepted a $1,275,000 financing commitment from Credit Suisse First Boston and Bank of Montreal. Such financing is subject to customary conditions. Proceeds from the financing are expected to be used to finance the acquisition, to refinance the Corporation's existing credit facility, to fund working capital requirements and for general corporate purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q and other reports and statements filed by Morrison Knudsen Corporation (the "Corporation") from time to time with the Securities and Exchange Commission (collectively, "SEC Filings") contain or may contain forward-looking statements. When used in SEC Filings, the words "may," "will," "anticipate," "believe," "estimate," "expect," "future," "intend," "plan," "could," "should," "potential" or "continue" or the negative or other variations thereof, as well as other statements regarding matters that are not historical fact, are or may constitute forward-looking statements. Such forward-looking statements are necessarily based on various assumptions and estimates and are inherently subject to various risks and uncertainties including, in addition to any risks and uncertainties disclosed in the text surrounding such statements or elsewhere in the SEC Filings, risks and uncertainties relating to the possible invalidity of the underlying assumptions and estimates and possible changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions and actions taken or omitted to be taken by third parties, including the Corporation's customers, suppliers, business partners and competitors and legislative, regulatory, judicial and other governmental authorities and officials. Should the Corporation's assumptions or estimates prove to be incorrect, or should one or more of these risks or uncertainties materialize, actual amounts, results, events and circumstances may vary significantly from those reflected in such forward-looking statements.

RECENT DEVELOPMENTS

     On April 14, 2000, Raytheon Company and Raytheon Engineers & Constructors International, Inc., a wholly-owned subsidiary of Raytheon Company ("RECI" and, together with Raytheon Company, the "Sellers"), and the Corporation entered into a Stock Purchase Agreement ("the Agreement") pursuant to which the Corporation has agreed to purchase the capital stock of the subsidiaries of RECI and certain other assets of RECI, and to assume certain liabilities of RECI. The Sellers will retain certain assets of RECI and its subsidiaries and will indemnify the Corporation for certain liabilities of RECI and its subsidiaries. RECI provides engineering, design, procurement, construction, operation, maintenance and other services on a worldwide basis. RECI and its subsidiaries had revenues of $2.7 billion in 1999, including revenues attributable to four projects for which the Sellers have agreed to retain financial responsibility. The Corporation will act as a subcontractor to the Sellers to complete the four projects, will be reimbursed its costs to complete the projects and will receive from the Sellers an amount equal to one-half of any cost savings achieved by the Corporation relative to the Sellers' estimates of the cost to complete the projects. The Agreement is filed as an exhibit to this report and is incorporated herein by this reference.

     The purchase price will be calculated using selected balance sheet items of the acquired business as of April 30, 2000 as specified in the Agreement. Subject to post-closing adjustments as provided in the Agreement, the Corporation expects to pay approximately $10 million and assume net liabilities of approximately $500 million. In general, if the net amount of cash advanced or paid by the Sellers for the use or benefit of the acquired business between April 30, 2000 and the closing of the acquisition is greater or less than the amount of cash transferred by the acquired business for the use or benefit of the Sellers during such period, the Corporation will pay the Sellers an amount equal to such excess or the Sellers will pay the Corporation an amount equal to such deficiency, as applicable. Closing is expected to occur on or about May 31, 2000, subject to regulatory approvals and other customary conditions. The Corporation anticipates incurring one-time restructuring charges of approximately $25 million in connection with the acquisition.

     The Corporation has accepted a $1.275 billion financing commitment from Credit Suisse First Boston and Bank of Montreal. Such financing is subject to customary conditions. Proceeds from the financing are expected to be used to finance the acquisition, to refinance the Corporation's existing credit facility, to fund working capital requirements and for general corporate purposes.

RESULTS OF OPERATIONS
QUARTER ENDED MARCH 3, 2000 COMPARED TO
THE QUARTER ENDED FEBRUARY 26, 1999

--------------------------------------------------------------------------------
(In millions)                                                  2000      1999
--------------------------------------------------------------------------------
Revenue                                                       $572.8    $421.3
Gross profit                                                    24.7      20.8
General and administrative expenses                             (5.4)     (8.0)
Goodwill amortization                                           (4.2)      (.8)
Investment income                                                 .7       1.1
Interest expense                                                (2.3)      (.2)
Other income, net                                                 --       2.2
Income tax expense                                              (5.3)     (6.3)
Minority interests                                                .7        --
Net income                                                       9.0       8.9
--------------------------------------------------------------------------------

Revenue and gross profit:

     Revenue and gross profit for the quarter ended March 3, 2000 were $572.8 million and $24.7 million, respectively, an increase of 36% and 19%, respectively, compared to the quarter ended February 26, 1999. The increase in revenue was principally due to the acquisition of the GESCO businesses from CBS Corporation and the concurrent formation of Westinghouse Government Services Group ("WGSG") in March 1999. The results of operations for WGSG are included in the results of operations for the Corporation in 2000, but were absent in the comparable period of 1999. Gross profit increased due to the favorable performance of a number of Industrial/Process contracts in the Engineers & Constructors Group. The Corporation's gross profit as a percent of revenue declined to 4.3% for the quarter ended March 3, 2000 from 4.9% from the comparable period in 1999. The decline in the gross profit percentage was a result of additional revenue of the Government Services Group which includes WGSG for the first quarter of 2000, but not for the first quarter of 1999, and the fact that award and incentive fees of WGSG are typically earned later in the fiscal year. Earnings of the Government Services Group were also impacted by a strike at the Electro-Mechanical Division plant which ended near the end of the first quarter of 2000.

     The diversification of the Corporation's business may cause gross margins to vary between periods due to inherent risks and rewards on fixed-price contracts causing unexpected gains and losses on contracts. Gross margins may also vary between periods due to changes in the mix and timing of contracts executed by the Corporation, which contain various risk and profit profiles and are subject to uncertainties inherent in the estimation process.

     At March 3, 2000, backlog of $3,244 million was comprised of $1,402 million (43%) from fee-type contracts and $1,842 million (57%) from fixed-price contracts and the Corporation's share from mining ventures.

General and administrative expense:

     General and administrative expense of $5.4 million for the quarter ended March 3, 2000 declined $2.6 million from the comparable period of 1999 primarily due to $1.7 million of additional compensation expense incurred in 1999 related to a key executive retirement and a key executive recruitment, and a reduction in benefit expenses in 2000.

Goodwill amortization:

     Amortization of cost in excess of net assets acquired ("goodwill") for the quarter ended March 3, 2000 increased $3.4 million from the comparable period of 1999 due to the amortization of goodwill arising from the GESCO acquisition. Annual amortization of the GESCO goodwill is currently estimated at approximately $15 million, subject to possible adjustments to the recorded amount of GESCO goodwill related to the final allocation of the purchase price to the fair value of the net assets acquired.

Investment income:

     Investment income for the first quarter of 2000 declined $.3 million from the first quarter of 1999 as a result of there being less cash available for investment in a corporate short-term asset management account due primarily to working capital requirements and repayment of the Corporation's revolving credit facilities.

Interest expense:

     Interest expense for the quarter ended March 3, 2000 increased $2.1 million over the comparable period of 1999 as a result of amortization of prepaid bank fees associated with the establishment of additional revolving credit facilities and interest expense attributable to additional borrowings which were primarily used to fund the GESCO acquisition in March 1999.

Other income, net:

     The Corporation recognized other income of $2.2 million during the quarter ended February 26, 1999 relating to the favorable resolution of contingencies arising from the sale of a former subsidiary of Old MK.

Income tax expense:

     The effective tax rate for the first quarter of 2000 was 38.9% compared to 41.5% in the first quarter of 1999. The reduction in the effective tax rates resulted from the GESCO acquisition and the resulting (1) reduction of non-deductible goodwill amortization of Old MK, (2) additional pretax income resulting in a lower proportion of non-deductible expenses compared to pretax income and (3) lower state tax expense caused by more favorable apportionment of pretax income. In addition, the Corporation's non-taxable income increased in 2000 compared to 1999.

Minority interests:

     Minority interests in the loss of consolidated subsidiaries of $.7 million for the quarter ended March 3, 2000 consist of BNFL's 40% minority interest in the loss of WGSG and a 35% minority interest in the income of Safe Sites of Colorado, LLC, a subsidiary of WGSG. The GESCO businesses comprising WGSG were acquired March 22, 1999.

OPERATING SEGMENT RESULTS
(In millions)

--------------------------------------------------------------------------------
Revenue
Quarter ended                                March 3, 2000    February 26, 1999
--------------------------------------------------------------------------------
Engineers & Constructors Group                   $175.4              $173.1
Government Services Group                         184.1                67.9
Contractors Group                                 213.3               180.8
Intersegment and other                             --                   (.5)
--------------------------------------------------------------------------------
Total revenue                                    $572.8              $421.3
================================================================================

--------------------------------------------------------------------------------
Operating income
Quarter ended                                 March 3, 2000   February 26, 1999
--------------------------------------------------------------------------------
Engineers & Constructors Group                     $ 7.4              $ 4.0
Government Services Group                            3.5                5.0
Contractors Group                                   10.7               10.4
Intersegment and other                              (1.0)                .6
--------------------------------------------------------------------------------
Total segment operating income                      20.6               20.0
--------------------------------------------------------------------------------
General and administrative expense                  (5.4)              (8.0)
--------------------------------------------------------------------------------
Total operating income                             $15.2              $12.0
================================================================================

Engineers & Constructors Group:

     Revenue increased slightly to $175.4 million for the quarter ended March 3, 2000 compared to $173.1 in the first quarter of 1999 due to an increase in work performed on Energy related contracts. The group's operating income increased to $7.4 million from $4.0 million in the first quarter of 1999 due to the favorable performance of a number of Industrial/Process related contracts. Group overhead costs increased approximately $2 million in the first quarter of 2000 over the comparable period of 1999 principally from increased bidding and business development costs.

Government Services Group:

     The Government Services Group recognized revenue of $184.1 million for the first quarter of 2000, an increase of $116.2 million from the first quarter of 1999. The increase was primarily due to revenue recognized by WGSG, the government and environmental businesses which were acquired from CBS Corporation in March 1999. Operating income declined to $3.5 million in the first quarter of 2000 from $5.0 million in the first quarter of 1999 due to $3.7 million of goodwill amortization related to the GESCO acquisition in the first quarter of 2000 and the fact that award and incentive fees earned by WGSG are usually earned later in the fiscal year. The earnings of the group were also affected by a strike at the Electro-Mechanical Division plant which ended near the end of the first quarter of 2000. Revenue and operating loss of WGSG for the first quarter of 2000 was $114.0 million and $3.2 million, respectively.

Contractors Group:

     Revenue and operating income increased 18% and 3%, respectively, to $213.3 million and $10.7 million for the first quarter of 2000 compared to the first quarter of 1999. Contractors Group revenue increased from an increase in volume of Heavy Civil work performed principally on new marine, transportation and water resource contracts. Operating income increased due to the increase in volume and positive performance on a number of Heavy Civil projects, including a settlement related to a fixed-price contract resulting in the reversal of a $3.9 million pretax provision for loss. This increase in operating income was partially offset by lower operating income from Mining operations which declined in the first quarter of 2000 compared to the first quarter of 1999, principally due to the favorable resolution of royalty issues on certain mining properties and issues of a mining venture in 1999.

Intersegment and other:

     Intersegment and other operating loss of $1.0 million during the quarter ended March 3, 2000 consisted primarily of a small loss from the Corporation's captive self-insurance subsidiary and goodwill amortization associated with the acquisition of Old MK. Operating income of $.6 million for the quarter ended February 26, 1999 primarily consisted of income from the captive self-insurance subsidiary, income from miscellaneous non-core businesses and goodwill amortization related to the acquisition of Old MK.

SEGMENT NEW WORK

     New work, which represents additions to backlog for the period, is presented below:

--------------------------------------------------------------------------------
(In millions)
Quarter ended                                 March 3, 2000   February 26, 1999
--------------------------------------------------------------------------------
Engineers & Constructors Group                    $252               $234
Government Services Group                          115                  6
Contractors Group                                  122                186
--------------------------------------------------------------------------------
Total new work                                    $489               $426
================================================================================

FINANCIAL CONDITION AND LIQUIDITY

     The Corporation has three principal sources of liquidity: (1) existing cash and cash equivalents; (2) cash generated by its operations; and (3) revolving loan borrowings under its credit facilities. Management believes the Corporation's liquidity and capital resources should be sufficient to meet its reasonably foreseeable working capital, capital expenditure and other anticipated cash requirements.

--------------------------------------------------------------------------------------
Liquidity and capital resources (in thousands)     March 3, 2000    February 26, 1999
--------------------------------------------------------------------------------------
Cash and cash equivalents
   Beginning of period                                 $29,640              $67,054
   End of period                                        25,061               28,823

--------------------------------------------------------------------------------------
                                                           Quarters ended
                                                   March 3, 2000    February 26, 1999
--------------------------------------------------------------------------------------
Net cash provided (used) by:
   Operating activities                                $20,835             $(31,436)
   Investing activities                                (10,079)              (4,775)
   Financing activities                                (15,335)              (2,020)
--------------------------------------------------------------------------------------


     Cash and cash equivalents declined $4.5 million to $25.1 million at March 3, 2000 from $29.6 million at December 3, 1999. The decline reflects net cash provided by operating activities of $20.8 million, offset by cash used in investing and financing activities of $10.1 million and $15.3 million, respectively. The Corporation's net cash from operating activities during the first quarter of 2000 was $20.8 million, compared to a net use of cash by operating activities of $31.4 million used in the first quarter of 1999 primarily as a result of significant additional construction joint-venture cash requirements and other working capital requirements for construction and engineering contracts. Cash provided or used by operating activities is affected to a large degree by the mix, timing, state of completion and commercial terms of the Corporation's contracts, which are reflected in changes in net operating assets and liabilities.

     Net cash used in investing activities for the quarter ended March 3, 2000 included $8.1 million of net purchases of property and equipment and $1.6 million of net purchases of marketable securities. Cash used in financing activities included $15.0 million of net repayments on revolving lines of credit and $.3 million of distributions to minority interests from the operations of WGSG.

     The Corporation anticipates capital expenditures during the remainder of 2000 of approximately $34 million principally for normal replacement of major construction equipment and to meet near-term equipment requirements for new work.

     In July 1999, the Corporation received authorization to repurchase, in open market transactions, block trades or otherwise up to 2 million shares of the Corporation's outstanding common stock. The Corporation also has authorization to repurchase up to 2.765 million of its warrants to purchase common stock. As of March 3, 2000, the Corporation had not repurchased any shares under the authorizations. Subject to market conditions and other factors, purchases of shares may be commenced, discontinued and resumed from time to time without prior notice.

     The Corporation has uncollateralized revolving credit facilities providing an aggregate borrowing capacity of $325 million. These facilities consist of a $195 million five-year facility, which provides for both revolving borrowings and the issuance of letters of credit, and a $130 million one-year facility, which provides for revolving borrowings. The one-year facility may be extended in one-year increments by mutual agreement of the banks and the Corporation or converted, at the Corporation's option, into a term loan maturing one year after the then current expiration date of such facility. On March 18, 2000, the one-year facility was extended for an additional year. At March 3, 2000, $40,000 and $45,000 were outstanding on the one-year facility and five-year facilities, respectively. Depending on conditions in capital markets and other factors, the Corporation may, from time to time, consider the possible issuance of other long-term debt or securities.

     The Corporation is subject to foreign currency translation and exchange issues, primarily with regard to its mining venture, MIBRAG mbH, in Germany. At March 3, 2000, the cumulative adjustments for translation losses net of related income tax benefits was $13.1 million. The Corporation realized a pretax gain on foreign currency exchange transactions of $21 thousand for the three months ended March 3, 2000. The Corporation endeavors to enter into contracts with foreign customers with repayment terms in U.S. currency in order to mitigate foreign exchange risk.

     The Corporation may, from time to time, pursue opportunities to complement existing operations through business combinations and participation in ventures, which may require additional financing and utilization of the Corporation's capital resources.

BACKLOG

     Backlog of all uncompleted contracts at March 3, 2000 was $3,244 million, compared with $3,328 million at December 3, 1999. New work awarded in the quarter ended March 3, 2000 totaled $489 million compared with $781 million for the quarter ended December 3, 1999.

ENVIRONMENTAL CONTINGENCY

     The United States Environmental Protection Agency and the State of Colorado have filed complaints against a subsidiary of the Corporation and six other parties to recover response costs incurred and to be incurred at the Summitville Mine Superfund Site. See Note 6. "Contingencies and Commitments - Summitville environmental matters" of Notes to Condensed Consolidated Financial Statements.

RECENTLY ISSUED ACCOUNTING STANDARDS

     The Financial Accounting Standards Board has issued Statement No. 133 Accounting for Derivative Instruments and Hedging Activities. The SEC issued Staff Accounting Bulletin No. 101 on revenue recognition. See Note 8. "Recently Issued Accounting Standards" of Notes to Condensed Consolidated Financial Statements for a discussion of the impact, if any, that these standards are expected to have on the Corporation's financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
(In thousands of dollars)

     The Corporation's exposure to market risk for changes in interest rates relates primarily to the Corporation's short- and long-term investment portfolio and debt obligations. The Corporation's short-term investment portfolio consists primarily of highly liquid instruments with maturities of one month or less. The Corporation's long-term investment portfolio consists primarily of high-quality debt instruments with maturities of less than 10 years and an average maturity of 3.5 years. These long-term instruments are held to fund potential workers compensation, general liability and auto liability obligations of the Corporation. The Corporation seeks to match the maturities of these instruments as closely as possible with the related obligations and to hold these instruments to maturity in order to minimize market risk exposure, but may, from time to time, sell them in response to market rates, needs for liquidity or changes in availability of and the yield on alternative investments. As of March 3, 2000, the Corporation had $3,250 of short-term investments classified as cash equivalents and $42,589 in its long-term investment portfolio.

     The Corporation may, from time to time, effect borrowings under bank credit facilities or otherwise for general corporate purposes, including working capital requirements, capital expenditures and acquisitions. Borrowings under the Corporation's bank credit facilities of $85,000 at March 3, 2000 bear interest at the applicable LIBOR or base rate plus an additional margin and, therefore, the Corporation is subject to fluctuations in interest rates.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information regarding legal proceedings set forth under the caption "Other" in Note 6. "Contingencies and Commitments" of Notes to Condensed Consolidated Financial Statements is incorporated by reference in response to this Item 1.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         Filed in Part I
         None

         Filed in Part II
         The Exhibits to this Quarterly Report on Form 10-Q are listed in the
         Exhibit Index contained elsewhere in this Quarterly Report.

     (b) Reports on Form 8-K

         None


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized


                                         MORRISON KNUDSEN CORPORATION


                                         /s/ Anthony S. Cleberg
                                         ---------------------------------------
                                         Anthony S. Cleberg
                                         Executive Vice President and Chief
                                         Financial Officer, in his respective
                                         capacities as such

Date:  April 17, 2000

                         MORRISON KNUDSEN CORPORATION
                                 EXHIBIT INDEX

Copies of exhibits will be supplied upon request. Exhibits will be provided at a fee of $.25 per page requested.

          Exhibits marked with an asterisk are filed herewith.

Exhibit
Number    Exhibits

2.* Stock Purchase Agreement, dated as of April 14, 2000, among Raytheon Company, Raytheon Engineers & Constructors International, Inc. and the Corporation.

27.*      Financial Data Schedule.