Form 10-Q
period 2000-06-02
MORRISON KNUDSEN CORP//
filed 2000-07-17
CIK 906469

                      SECURITIES AND EXCHANGE COMMISISON
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
                               QUARTERLY REPORT

    Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                             For the Quarter Ended

                                 June 2, 2000

                        Commission File Number 1-12054

                    [LOGO](R) MORRISON KNUDSEN CORPORATION

                            A Delaware Corporation
                  IRS Employer Identification No. 33-0565601

                  MORRISON KNUDSEN PLAZA, BOISE, IDAHO 83729
                                 208/386-5000

-----------------------------------------------------------------------------

At June 2, 2000, 52,361,920 shares of the registrant's $.01 par value common stock were outstanding.

The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and has been subject to such filing requirements for the past 90 days.

     [X] Yes  [_] No

                         MORRISON KNUDSEN CORPORATION
                      Quarterly Report Form 10-Q for the
                          Quarter Ended June 2, 2000


                               TABLE OF CONTENTS

                         PART I. FINANCIAL INFORMATION

                                                                                        PAGE
                                     PART I
Item 1.     Condensed Consolidated Financial Statements and Notes Thereto

                  Statements of Income for the Quarter and Six Months Ended
                  June 2, 2000 and May 28, 1999                                          I-1

                  Balance Sheets at June 2, 2000 and December 3, 1999                    I-2

                  Statements of Cash Flows for the Six Months Ended                      I-4
                  June 2, 2000 and May 28, 1999

                  Statements of Comprehensive Income for the Quarter and
                  Six Months Ended June 2, 2000 and May 28, 1999                         I-5

                  Notes to Financial Statements                                          I-6

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                                   I-14

Item 3.     Quantitative and Qualitative Disclosures about Market Risk                  I-22


                          PART II. OTHER INFORMATION

Item 1.     Legal Proceedings                                                           II-1

Item 6.     Exhibits and Reports on Form 8-K                                            II-1

                                  SIGNATURES

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MORRISON KNUDSEN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
QUARTER AND SIX MONTHS ENDED JUNE 2, 2000 AND MAY 28, 1999
(In thousands except per share data)

(UNAUDITED)
-------------------------------------------------------------------------------------------------------------------------------
                                                                      Quarter Ended                  Six Months Ended
                                                                  June 2,        May 28,          June 2,         May 28,
                                                                   2000           1999             2000            1999
-------------------------------------------------------------------------------------------------------------------------------
Revenue                                                          $ 579,716       $ 567,826        $ 1,152,561      $ 989,136
Cost of revenue                                                   (546,508)       (543,466)        (1,094,608)      (943,991)
-------------------------------------------------------------------------------------------------------------------------------
Gross profit                                                        33,208          24,360             57,953         45,145
General and administrative expenses                                 (6,132)         (6,432)           (11,497)       (14,406)
Goodwill amortization                                               (4,111)         (3,529)            (8,287)        (4,295)
-------------------------------------------------------------------------------------------------------------------------------
Operating income                                                    22,965          14,399             38,169         26,444
Investment income                                                      646           1,063              1,395          2,155
Interest expense                                                    (2,546)         (2,822)            (4,876)        (2,989)
Other income, net                                                      574           9,583                617         11,810
-------------------------------------------------------------------------------------------------------------------------------
Income before income taxes and minority interests in
   loss of consolidated subsidiaries                                21,639          22,223             35,305         37,420
Income tax expense                                                  (8,413)         (7,960)           (13,732)       (14,266)
Minority interests in income of consolidated subsidiaries           (1,556)           (472)              (857)          (472)
-------------------------------------------------------------------------------------------------------------------------------
Net income                                                       $  11,670       $  13,791        $    20,716      $  22,682
-------------------------------------------------------------------------------------------------------------------------------
Income per share
   Basic                                                         $     .22       $     .26        $       .40      $     .43
   Diluted                                                       $     .22       $     .26        $       .40      $     .43
-------------------------------------------------------------------------------------------------------------------------------
Common shares used to compute income per share
   Basic                                                            52,350          53,006             52,350         53,121
   Diluted                                                          52,438          53,163             52,419         53,265
-------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

MORRISON KNUDSEN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
AT JUNE 2, 2000 (UNAUDITED) AND DECEMBER 3, 1999
(In thousands except per share data)

----------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                           2000              1999
----------------------------------------------------------------------------------------------------------------------------
Current assets
Cash and cash equivalents                                                                   $     33,357      $    29,640
Accounts receivable, including retentions of $17,798 and $19,704                                 208,560          215,523
Unbilled receivables                                                                             116,299          124,793
Inventories, net of progress payments of $24,695 and $21,926                                      26,255           20,096
Refundable income taxes                                                                            2,890            3,055
Investments in and advances to construction joint ventures                                        60,933           82,551
Deferred income taxes                                                                             36,870           41,043
Other                                                                                             13,252           15,262
----------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                             498,416          531,963
----------------------------------------------------------------------------------------------------------------------------

Investments and other assets
Securities available for sale, at fair value                                                      41,425           41,640
Investments in mining ventures                                                                    66,920           69,063
Cost in excess of net assets acquired, net of accumulated
   amortization of $30,193 and $21,906                                                           320,041          351,869
Deferred income taxes                                                                             43,664           48,606
Other                                                                                             23,170           21,114
----------------------------------------------------------------------------------------------------------------------------
Total investments and other assets                                                               495,220          532,292
----------------------------------------------------------------------------------------------------------------------------

Property and equipment, at cost
Construction equipment                                                                           191,494          183,806
Land and improvements                                                                              7,949            7,970
Buildings and improvements                                                                        16,691           17,154
Equipment and fixtures                                                                            85,868           81,694
----------------------------------------------------------------------------------------------------------------------------
Total property and equipment                                                                     302,002          290,624
Less accumulated depreciation                                                                   (169,117)        (158,856)
----------------------------------------------------------------------------------------------------------------------------
Property and equipment, net                                                                      132,885          131,768
----------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                $  1,126,521      $ 1,196,023
----------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

-------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY                                                             2000              1999
-------------------------------------------------------------------------------------------------------------------------
Current liabilities
Accounts payable                                                                              $   82,075       $  105,007
Subcontracts payable, including retentions of $10,410 and $18,469                                 33,433           42,624
Billings in excess of cost and estimated earnings on uncompleted contracts                        46,761           53,739
Estimated costs to complete long-term contracts                                                   75,078           72,815
Accrued salaries, wages and benefits, including compensated absences
   of $14,040 and $24,721                                                                         47,476           65,759
Income taxes payable                                                                                 948            1,079
Other accrued liabilities                                                                         27,870           44,072
-------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                        313,641          385,095
-------------------------------------------------------------------------------------------------------------------------
Non-current liabilities
Long-term debt                                                                                    99,900          100,000
Postretirement benefit obligation                                                                 79,243           80,685
Accrued workers' compensation                                                                     36,108           36,181
Pension and deferred compensation liabilities                                                     89,064          100,116
Environmental remediation obligations                                                              5,371            6,016
-------------------------------------------------------------------------------------------------------------------------
Total non-current liabilities                                                                    309,686          322,998
-------------------------------------------------------------------------------------------------------------------------
Contingencies and commitments  (Note 5)
-------------------------------------------------------------------------------------------------------------------------
Minority interests                                                                                84,737           84,840
-------------------------------------------------------------------------------------------------------------------------
Stockholders' equity
Preferred stock, par value $.01, 10,000 shares authorized                                             -                -
Common stock, par value $.01, authorized 100,000 shares;
   issued 54,370 and 54,359                                                                          544              544
Capital in excess of par value                                                                   248,910          248,720
Stock purchase warrants                                                                            6,550            6,554
Retained earnings                                                                                200,412          179,696
Treasury stock, 2,009 shares, at cost                                                            (23,111)         (23,124)
Accumulated other comprehensive loss                                                             (14,848)          (9,300)
-------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                       418,457          403,090
-------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                                    $1,126,521       $1,196,023
-------------------------------------------------------------------------------------------------------------------------

MORRISON KNUDSEN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 2, 2000 AND MAY 28, 1999
(In thousands)
(UNAUDITED)

--------------------------------------------------------------------------------------------------------------------------
                                                                                                 2000              1999
--------------------------------------------------------------------------------------------------------------------------
Operating activities
Net income                                                                                      $ 20,716        $  22,682
Adjustments to reconcile net income to cash provided (used)
   by operating activities:
   Depreciation of property and equipment                                                         15,453           10,534
   Amortization of goodwill                                                                        8,287            4,295
   Deferred income taxes                                                                           9,115            3,268
   Minority interest in net income of consolidated subsidiaries                                    1,396              472
   Equity in income of mining ventures less dividends received                                    (3,103)          (2,333)
   Gain on sale of assets                                                                            (93)          (9,176)
   Other investments and assets, net                                                               1,702           (8,970)
   Increase in net operating assets                                                              (32,834)         (32,967)
-------------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by operating activities                                                  20,639          (12,195)
-------------------------------------------------------------------------------------------------------------------------
Investing activities
Property and equipment acquisitions                                                              (18,321)         (18,968)
Property and equipment disposals                                                                   2,043            2,109
Purchases of securities available for sale                                                       (17,726)          (4,776)
Sale and maturities of securities available for sale                                              17,182            7,081
Purchase of businesses, net of cash acquired                                                           -         (123,110)
Proceeds from the sales of businesses                                                                  -           25,914
Other investing activities                                                                          (638)              -
-------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                            (17,460)        (111,750)
-------------------------------------------------------------------------------------------------------------------------
Financing activities
Net proceeds (repayments) on long-term revolving line of credit                                     (100)         100,000
Contributions from (distributions to) minority interests                                             531           (1,867)
Purchase of treasury stock                                                                            -            (6,657)
Other                                                                                                107              221
-------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                            538           91,697
-------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                                   3,717          (32,248)
Cash and cash equivalents at beginning of period                                                  29,640           67,054
-------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                      $ 33,357        $  34,806
-------------------------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
   Interest paid                                                                                $  4,467        $   2,846
   Income tax paid, net                                                                              869            3,059
-------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

MORRISON KNUDSEN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
QUARTER AND SIX MONTHS ENDED JUNE 2, 2000 AND MAY 28, 1999
(In thousands)
(UNAUDITED)

--------------------------------------------------------------------------------------------------------------------------
                                                                        Quarter Ended                Six Months Ended
                                                                    June 2,        May 28,        June 2,         May 28,
                                                                     2000           1999           2000            1999
-------------------------------------------------------------------------------------------------------------------------
Net income                                                          $11,670        $13,791         $20,716        $22,682
-------------------------------------------------------------------------------------------------------------------------
Other comprehensive loss, net of tax:
   Foreign currency translation adjustments                          (1,676)        (2,517)         (5,263)        (4,982)
   Unrealized gains (losses) on marketable securities:
     Unrealized net holding gains (losses) arising
       during period                                                     94           (122)           (176)          (389)
     Less: Reclassification adjustment for net gains
       realized in net income                                          (109)             -            (109)            (2)
-------------------------------------------------------------------------------------------------------------------------
Other comprehensive loss, net of tax                                 (1,691)        (2,639)         (5,548)        (5,373)
-------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                $ 9,979        $11,152         $15,168        $17,309
-------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

MORRISON KNUDSEN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands of dollars except per share data)

1.   UNAUDITED INTERIM FINANCIAL STATEMENTS

     The accompanying condensed consolidated financial statements and related notes of Morrison Knudsen Corporation and subsidiaries (the "Corporation") should be read in conjunction with the audited consolidated financial statements and related notes included in the Corporation's Annual Report on Form 10-K for the year ended December 3, 1999. The comparative consolidated balance sheet and related disclosures at December 3, 1999 have been derived from the audited balance sheet and financial statement footnotes. The accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, that in the opinion of management are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the quarter or six months ended June 2, 2000 are not necessarily indicative of the operating results to be expected for the full year, and future operating results will not necessarily be comparable to historical operating results as a result of the Corporation's acquisition of the Raytheon Engineers & Constructors business from Raytheon Company on July 7, 2000. (See Note 8. below.)

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

     In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 Accounting for Certain Transactions Involving Stock Compensation-an interpretation of APB Opinion No. 25 ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and, among other issues, clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The adoption of certain provisions of FIN 44 did not have a material effect on the Corporation's financial position and results of operations. The Corporation is currently evaluating the effect of the remaining provisions of FIN 44 on the Corporation's financial position and results of operations.

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

------------------------------------------------------------------------------------------------------------------------
                                                                                  (Unaudited)
Combined financial position of construction joint ventures                        June 2, 2000          December 3, 1999
------------------------------------------------------------------------------------------------------------------------
Current assets                                                                     $  297,707              $    372,772
Property and equipment, net                                                            36,938                    39,524
Current liabilities                                                                  (206,515)                 (232,416)
------------------------------------------------------------------------------------------------------------------------
Net assets                                                                         $  128,130              $    179,880
------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------

Combined results of operations of construction joint ventures                     (Unaudited)               (Unaudited)
Six months ended                                                                 June 2, 2000              May 28, 1999
------------------------------------------------------------------------------------------------------------------------
Revenue                                                                            $  513,538              $    568,346
Cost of revenue                                                                      (478,538)                 (525,546)
------------------------------------------------------------------------------------------------------------------------
Gross profit (excludes indirect overhead cost)                                     $   35,000              $     42,800
------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------

Corporation's share of results of operations of construction
------------------------------------------------------------------------------------------------------------------------
   joint ventures                                                                 (Unaudited)              (Unaudited)
Six months ended                                                                 June 2, 2000             May 28, 1999
------------------------------------------------------------------------------------------------------------------------
Revenue                                                                            $  221,741              $    218,409
Cost of revenue                                                                      (206,596)                 (202,997)
------------------------------------------------------------------------------------------------------------------------
Gross profit (excludes indirect overhead cost)                                     $   15,145              $     15,412
------------------------------------------------------------------------------------------------------------------------

Mining ventures:

     At June 2, 2000, the Corporation had ownership interests in two mining ventures, MIBRAG mbH (33%) and Westmoreland Resources, Inc. (20%). The Corporation also provides contract mining services to these ventures.

------------------------------------------------------------------------------------------------------------------------
                                                                                 (Unaudited)
Combined financial position of mining ventures                                  June 2, 2000            December 3, 1999
------------------------------------------------------------------------------------------------------------------------
Current assets                                                                     $  153,732              $    215,424
Non-current assets                                                                     96,754                   100,808
Property and equipment, net                                                           580,388                   612,714
Current liabilities                                                                   (62,982)                  (68,198)
Long-term debt                                                                       (261,261)                 (320,113)
Other non-current liabilities                                                        (294,862)                 (320,104)
------------------------------------------------------------------------------------------------------------------------
Net assets                                                                         $  211,769              $    220,531
------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------

Combined results of operations of mining ventures                                 (Unaudited)              (Unaudited)
Six months ended                                                                 June 2, 2000             May 28, 1999
------------------------------------------------------------------------------------------------------------------------
Revenue                                                                            $  148,527              $    179,382
Cost of revenue                                                                      (133,636)                 (168,725)
------------------------------------------------------------------------------------------------------------------------
Gross profit (excludes indirect overhead cost)                                     $   14,891              $     10,657
------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------
Corporation's share of results of operations of mining ventures                   (Unaudited)               (Unaudited)
Six months ended                                                                 June 2, 2000               May 28, 1999
------------------------------------------------------------------------------------------------------------------------
Revenue                                                                             $  46,974                 $  54,885
Cost of revenue                                                                       (42,271)                  (51,780)
------------------------------------------------------------------------------------------------------------------------
Gross profit (excludes indirect overhead cost)                                      $   4,703                 $   3,105
------------------------------------------------------------------------------------------------------------------------

     The Corporation received dividend distributions from the mining ventures of $1,600 during the six months ended June 2, 2000 and $772 during the six months ended May 28, 1999.

4.   ACQUISITION OF WESTINGHOUSE BUSINESSES

     On March 22, 1999, the Corporation and BNFL Nuclear Services, Inc. ("BNFL") acquired operations of the government and environmental services businesses ("Westinghouse businesses") of CBS Corporation. The acquisition of the Westinghouse businesses is being accounted for as a purchase business combination.

     The Corporation completed the final allocation of the purchase price to the net assets acquired during the quarter ended June 2, 2000, resulting primarily in a reduction of employee benefit obligations of $18,050 with a corresponding reduction in cost in excess of net assets acquired.

     The following unaudited pro forma information presents the consolidated results of operations of the Corporation as if the acquisition of the Westinghouse businesses had taken place on December 1, 1998, after giving effect to certain adjustments, including amortization of goodwill on a straight-line basis over twenty years, depreciation expense, interest expense, amortization of new credit facility fees and related tax effects. These pro forma results of operations have been prepared for illustrative purposes only and do not purport to be indicative of operating results that would have resulted had the acquisition of the Westinghouse businesses occurred on December 1, 1998, or of future operating results.

--------------------------------------------------------------------------------
Six months ended                                                   May 28, 1999
--------------------------------------------------------------------------------
Revenue                                                               $1,068,792
Net income                                                               $20,487
Basic income per share                                                       .39
Diluted income per share                                                     .38
--------------------------------------------------------------------------------

5.   CONTINGENCIES AND COMMITMENTS

Summitville environmental matters:

     From July 1985 to June 1989, Industrial Constructors Corp. ("ICC"), a subsidiary of the Corporation, performed certain contract mining and construction services at the Summitville mine near Del Norte, Colorado. In 1996, the Environmental Protection Agency (the "EPA") and the State of Colorado (the "State") commenced an action under CERCLA in the United States District Court for the District of Colorado against Mr. Robert Friedland, a potentially responsible party (a "PRP"), to recover the response costs incurred and to be incurred at the Summitville Mine Superfund Site (the "Site"). No other parties were named as defendants in the original complaints in this action. On April 30, 1999, Mr. Friedland filed a third-party complaint naming ICC and nine other defendants, alleging that such defendants are jointly and severally liable for such costs and requesting that the response costs be equitably allocated. On October 1, 1999, the EPA and the State filed amended complaints, naming ICC and six other parties as defendants in addition to Mr. Friedland. On August 10, 1999, ICC filed an answer to Mr. Friedland's third-party complaint and, on December 23, 1999, ICC filed answers to the EPA's and the State's amended complaints, in each case denying the allegations set forth in the complaints.

     The EPA and the State have estimated that the total response costs incurred and to be incurred at the Site will approximate $150,000. ICC is not a party to any agreement regarding the allocation of responsibility, and neither the EPA nor the State have made an allocation of responsibility among the defendants. ICC's share, if any, of the aggregate environmental liability associated with the Site is not presently determinable and depends upon, among other things, the manner in which liability may be allocated to or among ICC or other defendants, the efficacy of any defenses that ICC or such other defendants may have to any assertion of liability, the willingness and ability of such other defendants to discharge such liability as may be allocated to them and the outcome of any negotiations or settlement discussions between ICC and the EPA, the State and/or such other defendants. Accordingly, no response costs have been accrued at June 2, 2000.

     Management believes that ICC has sound factual and legal defenses to liability in this matter. However, the ultimate resolution of this matter could have a material adverse effect on ICC's financial position and could materially and adversely affect its results of operations and cash flows in one or more periods. Because ICC's financial position and results of operations are consolidated with those of the Corporation, the ultimate resolution of this matter could have a material adverse effect on the Corporation's financial position and could materially and adversely affect its results of operations and cash flows in one or more periods.

Other environmental matters:

     The Corporation has been identified as a PRP and is contingently liable for remediation liabilities in connection with the former transit business of a predecessor of the Corporation ("Old MK"). The Corporation is obligated to indemnify the buyer of the transit business for remediation costs and has therefore accrued $3,000. Management believes that the ultimate outcome of the matter will not have a material adverse effect on the Corporation's financial position, results of operations or cash flows.

     The Corporation has responsibility for decommissioning a nuclear licensed site. The Corporation has entered into an agreement with the U.S. Navy whereby the U.S. Navy will be responsible for 75% of the cost of decommissioning. At June 2, 2000, the Corporation had accrued approximately $1,000 for its share of the decommissioning costs.

Letters of credit:

     In the normal course of business, the Corporation causes letters of credit to be issued in connection with contract performance obligations which are not reflected in the balance sheet. The Corporation is obligated to reimburse the issuer of such letters of credit for any payments made thereunder. At June 2, 2000 and December 3, 1999, $43,200 and $47,586, respectively, in face amount of such letters of credit were outstanding. The Corporation has pledged securities available for sale as collateral for its reimbursement obligations with respect to $3,000 in face amount of certain letters of credit that were outstanding at June 2, 2000.

     In connection with a 1989 sale of an ownership interest in a shipbuilding subsidiary by Old MK, the Corporation assumed a guarantee of port facility bonds of $21,000 through 2002. The former subsidiary has collateralized the bonds with certain assets and has established a sinking fund of $5,469 for the bonds. Management believes a loss on the guarantee is not probable and, accordingly, no accrual has been made.

Other:

     In May 1998, Leucadia National Corporation ("Leucadia") filed an action in the United States District Court for the District of Utah against the Corporation and certain officers and directors. The complaint alleges fraud in the sale of shares of MK Gold Corporation by Old MK to Leucadia and seeks rescission of the sale and restitution of $22,500. Leucadia contends that Old MK knew or believed that a non-competition agreement between Old MK and MK Gold was unenforceable and failed to disclose that belief to Leucadia. The non-competition agreement is the subject of separate litigation between MK Gold and the Corporation. MK Gold is seeking recovery of alleged damages of approximately $10,000. On January 5, 1999, the two cases were consolidated for trial. The cases are scheduled for trial beginning April 2, 2001.

     Certain current and former officers, employees and directors of the Corporation were named defendants in an action filed by two former participants in the Old MK 401(k) plan and Employee Stock Ownership Plan in the United States District Court for the District of Idaho. The complaint alleges, among other things, that the defendants breached certain fiduciary duties. On July 12, 2000, the Court denied plaintiffs' motion to reconsider a prior summary judgment in favor of certain defendants and granted summary judgment with respect to certain other defendants with the result that the Corporation and all current and former officers, employees and directors have been dismissed from the action. The Court also certified the case as a class action. The remaining defendants in this proceeding are the two plan committees and two companies (to which the Corporation has certain indemnification obligations) involved in administration of the plans.

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

6.   SEGMENT INFORMATION

     During the periods presented, the Corporation operated through three operating units, each of which comprised a separate reportable business segment:
Engineers & Constructors Group, Government Services Group and Contractors Group. The reportable segments were separately managed, served different markets and customers, and differed in their expertise, technology and resources necessary to perform their services.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Corporation's Annual Report on Form 10-K for the year ended December 3, 1999. The Corporation evaluates performance and allocates resources based on segment operating income. Segment operating income is total segment revenue reduced by segment cost of revenue and goodwill amortization identifiable to the segment. Goodwill amortization related to the acquisition of Old MK is not allocated to the segments. Corporate and other operating loss consists principally of general and administrative expense.

     Concurrently with the Corporation's acquisition of the Raytheon Engineers & Constructors business of Raytheon Company on July 7, 2000 (see Note 8. below), the Corporation reorganized into five new operating segments: Power, Infrastructure & Mining, Government, Industrial/Process and Petroleum & Chemicals. See Note 8. "Subsequent Events - Acquisition of Raytheon Engineers & Constructors." The Corporation will report under the new segments commencing with the quarter ending September 1, 2000.

----------------------------------------------------------------------------------------------------------------------------------
                                                    Quarter Ended                            Six Months Ended
Revenue                                   (Unaudited)           (Unaudited)          (Unaudited)           (Unaudited)
Quarters ended                           June 2, 2000          May 28, 1999         June 2, 2000          May 28, 1999
----------------------------------------------------------------------------------------------------------------------------------
Engineers & Constructors
   External                                $208,320              $167,108           $   383,718              $339,906
   Intersegment                                 188                   776                   201                 1,091
Government Services
   External                                 194,546               209,642               378,684               277,509
   Intersegment                                  -                     -                     -                     -
Contractors
   External                                 176,850               191,076               390,159               371,721
   Intersegment                                 552                   232                   552                   372
----------------------------------------------------------------------------------------------------------------------------------
Total segments                              580,456               568,834             1,153,314               990,599
Elimination of intersegments                   (740)               (1,008)                 (753)               (1,463)
----------------------------------------------------------------------------------------------------------------------------------
Total consolidated revenues                $579,716              $567,826           $ 1,152,561              $989,136
----------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------
                                                    Quarter Ended                            Six Months Ended
Operating income                          (Unaudited)           (Unaudited)          (Unaudited)           (Unaudited)
Quarters ended                           June 2, 2000          May 28, 1999         June 2, 2000          May 28, 1999
---------------------------------------------------------------------------------------------------------------------------------
Gross profit
   Engineers & Constructors                $  6,698              $  6,068               $14,130               $10,051
   Government Services                       14,855                 8,802                22,001                13,784
   Contractors                               12,296                 9,982                23,075                20,391
   Corporate and other                         (641)                 (492)               (1,253)                  919
---------------------------------------------------------------------------------------------------------------------------------
Total gross profit                           33,208                24,360                57,953                45,145
---------------------------------------------------------------------------------------------------------------------------------
Corporate general and
   administrative expense                    (6,132)               (6,432)              (11,497)              (14,406)
---------------------------------------------------------------------------------------------------------------------------------
Goodwill amortization
   Government Services                       (3,590)               (3,090)               (7,247)               (3,090)
   Contractors                                 (101)                   (8)                 (199)                  (20)
   Corporate and other                         (420)                 (431)                 (841)               (1,185)
---------------------------------------------------------------------------------------------------------------------------------
Total goodwill amortization                  (4,111)               (3,529)               (8,287)               (4,295)
---------------------------------------------------------------------------------------------------------------------------------
Operating income (loss)
   Engineers & Constructors                   6,698                 6,068                14,130                10,051
   Government Services                       11,265                 5,712                14,754                10,694
   Contractors                               12,195                 9,974                22,876                20,371
   Corporate and other                       (7,193)               (7,355)              (13,591)              (14,672)
---------------------------------------------------------------------------------------------------------------------------------
Total operating income                      $22,965               $14,399               $38,169               $26,444
---------------------------------------------------------------------------------------------------------------------------------

7.   RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133 Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Corporation is currently evaluating the effect SFAS No. 133 will have on future results of operations, financial position and cash flows. Implementation of SFAS No. 133 is required commencing with the first quarter of 2001.

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

8.   SUBSEQUENT EVENTS

Acquisition of Raytheon Engineers & Constructors:

     On July 7, 2000, pursuant to a Stock Purchase Agreement, dated as of April 14, 2000 (the "Stock Purchase Agreement"), among Raytheon Company ("Raytheon"), Raytheon Engineers & Constructors International, Inc., a wholly-owned subsidiary of Raytheon ("RECI" and, together with Raytheon, the "Sellers"), and the Corporation, the Corporation purchased the capital stock of the subsidiaries of RECI (the "RECI Subsidiaries") and certain other assets of RECI (the "Acquired RECI Assets") and assumed certain liabilities of RECI. Prior to such purchase, RECI provided engineering, design, procurement, construction, operation, maintenance and other services on a worldwide basis, and had annual revenues of approximately $2,700,000 for the year ending December 31, 1999.

     The cash purchase price paid at the closing of the acquisition ("Closing") for the capital stock and other assets purchased was $53,000, together with the assumption of net liabilities of approximately $450,000. The cash purchase price paid at Closing was calculated based on the estimated amount of the April 30, 2000 Adjusted Non-Current Net Assets and Adjusted Net Working Capital (as such terms are defined in the Stock Purchase Agreement) acquired by the Corporation. The respective amounts of Adjusted Non-Current Net Assets and Adjusted Net Working Capital are subject to post-Closing finalization and related adjustments to the price paid at Closing. In addition, if the net amount of cash advanced or paid by the Sellers for the use or benefit of the purchased business between April 30, 2000 and Closing is greater than or less than the amount of cash transferred by the purchased business for the use or benefit of the Sellers during such period, the Corporation will pay the Sellers an amount equal to such excess or the Sellers will pay the Corporation an amount equal to such deficiency, as applicable.

     The Stock Purchase Agreement provided that RECI would retain all non-restricted cash and cash equivalents held by RECI and the RECI Subsidiaries as of the close of business on April 30, 2000 ("Cut-Off Date Cash Balances"). At Closing, for purposes of administrative convenience, the RECI Subsidiaries retained all cash held by them and the Corporation paid to the Sellers approximately $30,800, which amount is subject to post-Closing verification by the Corporation and adjustment in the event such amount is not equal to the Cut-Off Date Cash Balances held by RECI Subsidiaries.

     RECI retained, among other assets, all of RECI's interest in and rights with respect to specified contracts. In addition, with respect to four specified construction projects, the Stock Purchase Agreement contemplated that the contracts relating to such projects would be transferred to RECI and the Sellers and the RECI Subsidiaries party thereto would enter into subcontracts pursuant to which the RECI Subsidiaries would perform, on a cost-reimbursed basis, all of RECI's obligations under such contracts. Because the customer consents required to transfer such contracts to RECI had not been received as of Closing, such RECI Subsidiaries remain the contract party and continue to be directly obligated to the customers and other third parties under the contracts relating to such four projects. However, at Closing, the Corporation, the Sellers and certain of the RECI Subsidiaries entered into agreements intended to transfer the benefits and burdens of such contracts to the Sellers, to make the Sellers the real parties in interest with respect to those contracts and to otherwise effect the arrangements contemplated by the Stock Purchase Agreement. Under the agreements entered into at Closing, the Corporation has agreed to cause the RECI Subsidiaries to complete the four specified projects for the Sellers' account following Closing, and the Sellers have agreed to reimburse the costs incurred by the Corporation and the RECI Subsidiaries in doing so and to share equally with the Corporation any positive variance between actual costs and estimated costs. The Sellers have agreed to indemnify the Corporation against any losses, claims or liabilities under the contracts relating to such projects, except losses, claims or liabilities resulting from the gross negligence or willful misconduct of the Corporation (against which the Corporation will indemnify the Sellers).

     The Corporation estimates approximately $25,000 will be spent for systems integration related to the acquisition over the next three years.

Credit facilities and acquisition financing:

     Prior to the acquisition of the Raytheon Engineers & Constructors business, the Corporation had uncollateralized revolving credit facilities providing an aggregate borrowing capacity of $325,000, of which $99,900 was outstanding at June 2, 2000. On July 7, 2000, in order to finance such acquisition, refinance such existing bank credit facilities, fund working capital requirements and pay related fees and expenses, the Corporation (i) obtained new senior secured credit facilities, providing for an aggregate of $1,000,000 of term loans and revolving borrowing capacity (the "New Credit Facilities") and (ii) issued and sold $300,000 aggregate principal amount of 11% senior notes due July 1, 2010 (the "Senior Notes"). The terms of the New Credit Facilities and Senior Notes are briefly summarized below:

     New Credit Facilities: The New Credit Facilities provide for, on the terms and subject to the conditions thereof, (i) two senior secured term loan facilities in an aggregate principal amount of up to $500,000, including a multi-draw Tranche A term loan facility in an aggregate principal amount of $100,000 that will mature July 7, 2005 and a Tranche B term loan facility in an aggregate principal amount of $400,000 that will mature July 7, 2007, and (ii) a five-year senior secured revolving credit facility in an aggregate principal amount of up to $500,000, all of which will also be available in the form of letters of credit. Initial borrowings under the New Credit Facilities totaled $400,000, representing the full amount available under the Tranche B term loan facility. The initial borrowing rate under the Tranche B term loan facility is at the applicable LIBOR or base rate plus an additional margin, currently at 3.25% and 2.25%, respectively. The additional margins, which are determined based on an agreed pricing grid, may increase or decrease from time to time as the ratio of debt to EBITDA (as such term is defined) increases or decreases. The credit agreement under which the New Credit Facilities were made available contains affirmative, negative and financial covenants and specifies events of default which are typical for a credit agreement governing credit facilities of the size, type and tenor of the New Credit Facilities. Among the covenants are those limiting the ability of the Corporation and certain of its subsidiaries to incur debt or liens, provide guarantees, make investments and pay dividends or repurchase shares.

     Senior Notes: The Senior Notes are unsecured senior obligations that mature on July 1, 2010. Interest on the Senior Notes accrues at the rate of 11% per annum and is payable semiannually in arrears on January 1 and July 1, commencing January 1, 2001. The Senior Notes rank equally with the Corporation's existing and future senior unsecured indebtedness. The Senior Notes effectively rank junior to all of the Corporation's secured indebtedness and to all liabilities of the subsidiaries of the Corporation that are not guarantors of the Senior Notes. The Senior Notes rank senior to any future subordinated indebtedness of the Corporation. The Senior Notes are guaranteed on a senior basis by certain subsidiaries of the Corporation (the "Subsidiary Guarantors"). The indenture, dated as of July 7, 2000, between the Corporation and United States Trust Company of New York, as trustee, under which the Senior Notes were issued contains affirmative, restrictive and financial covenants and specifies events of default which are typical for an indenture governing an issue of high-yield senior unsecured notes. Among the covenants are those limiting the ability of the Corporation and certain of its subsidiaries to incur debt, create liens, make investments and pay dividends or repurchase shares. The Senior Notes were sold to Credit Suisse First Boston Corporation ("CSFB"), BMO Nesbitt Burns Corp. ("BMO Nesbitt Burns") and U.S. Bancorp Libra, a division of U.S. Bancorp Investments Inc. ("US Bancorp Libra"), as the initial purchasers, pursuant to a purchase agreement, dated as of June 28, 2000, as amended, among the Corporation, the Subsidiary Guarantors, CSFB, BMO Nesbitt Burns and U.S. Bancorp Libra. The Senior Notes are subject to registration with the SEC on the terms and subject to the conditions of a registration rights agreement, dated June 28, 2000, as amended, among the Corporation, the Subsidiary Guarantors, CSFB, BMO Nesbitt Burns and U.S. Bancorp Libra.

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

OVERVIEW

     The acquisition of the Raytheon Engineers & Constructors business on July 7, 2000 discussed below doubled the size of the Corporation in terms of revenues and backlog. As a result, management believes the historical information presented in this Quarterly Report on Form 10-Q does not purport to represent what the Corporation's results of operations, financial position or cash flows would have been for the historical periods presented had the Corporation in fact owned the acquired business for those periods, and is not indicative of the results of operations, financial position or cash flows the Corporation may report in the future.

RECENT DEVELOPMENTS

Acquisition of Raytheon Engineers & Constructors:

     On July 7, 2000, pursuant to a Stock Purchase Agreement, dated as of April 14, 2000 (the "Stock Purchase Agreement"), among Raytheon Company ("Raytheon"), Raytheon Engineers & Constructors International, Inc., a wholly-owned subsidiary of Raytheon ("RECI" and, together with Raytheon, the "Sellers"), and the Corporation, the Corporation purchased the capital stock of the subsidiaries of RECI (the "RECI Subsidiaries") and certain other assets of RECI (the "Acquired RECI Assets") and assumed certain liabilities of RECI. Prior to the acquisition, RECI provided engineering, design, procurement, construction, operation, maintenance and other services on a worldwide basis, and had annual revenues of approximately $2.7 billion.

     The cash purchase price paid at the closing of the acquisition ("Closing") for the capital stock and other assets purchased was $53.0 million, together with the assumption of net liabilities of approximately $450 million. The cash purchase price paid at Closing was calculated based on the estimated amount of the April 30, 2000 Adjusted Non-Current Net Assets and Adjusted Net Working Capital (as such terms are defined in the Stock Purchase Agreement) acquired by the Corporation. The respective amounts of Adjusted Non-Current Net Assets and Adjusted Net Working Capital are subject to post-Closing finalization and related adjustments to the price paid at Closing. In addition, if the net amount of cash advanced or paid by the Sellers for the use or benefit of the purchased business between April 30, 2000 and Closing is greater than or less than the amount of cash transferred by the purchased business for the use or benefit of the Sellers during such period, the Corporation will pay the Sellers an amount equal to such excess or the Sellers will pay the Corporation an amount equal to such deficiency, as applicable.

     The Stock Purchase Agreement provided that RECI would retain all non-restricted cash and cash equivalents held by RECI and the RECI Subsidiaries as of the close of business on April 30, 2000 ("Cut-Off Date Cash

Balances"). At Closing, for purposes of administrative convenience, the RECI Subsidiaries retained all cash held by them and the Corporation paid to the Sellers approximately $30.8 million, which amount is subject to post-Closing verification by the Corporation and adjustment in the event such amount is not equal to the Cut-Off Date Cash Balances held by RECI Subsidiaries.

     RECI retained, among other assets, all of RECI's interest in and rights with respect to specified contracts. In addition, with respect to four specified construction projects, the Stock Purchase Agreement contemplated that the contracts relating to such projects would be transferred to RECI and the Sellers and the RECI Subsidiaries party thereto would enter into subcontracts pursuant to which the RECI Subsidiaries would perform, on a cost-reimbursed basis, all of RECI's obligations under such contracts. Because the customer consents required to transfer such contracts to RECI had not been received as of Closing, such RECI Subsidiaries remain the contract party and continue to be directly obligated to the customers and other third parties under the contracts relating to such four projects. However, at Closing, the Corporation, the Sellers and certain of the RECI Subsidiaries entered into agreements intended to transfer the benefits and burdens of such contracts to the Sellers, to make the Sellers the real parties in interest with respect to those contracts and to otherwise effect the arrangements contemplated by the Stock Purchase Agreement. Under the agreements entered into at Closing, the Corporation has agreed to cause the RECI Subsidiaries to complete the four specified projects for the Sellers' account following Closing, and the Sellers have agreed to reimburse the costs incurred by the Corporation and the RECI Subsidiaries in doing so and to share equally with the Corporation any positive variance between actual costs and estimated costs. The Sellers have agreed to indemnify the Corporation against any losses, claims or liabilities under the contracts relating to such projects, except losses, claims or liabilities resulting from the gross negligence or willful misconduct of the Corporation (against which the Corporation will indemnify the Sellers).

     The Corporation estimates approximately $25 million will be spent for systems integration over the next three years.

Acquisition financing:

     On July 7, 2000, in order to finance the acquisition of the Raytheon Engineers & Constructors business, refinance the Corporation's existing bank credit facilities, fund working capital requirements and pay related fees and expenses, the Corporation (i) obtained new senior secured credit facilities, providing for an aggregate of $1.0 billion of term loans and revolving borrowing capacity (the "New Credit Facilities") and (ii) issued and sold $300.0 million aggregate principal amount of 11% senior notes due July 1, 2010 (the "Senior Notes").

RESULTS OF OPERATIONS
QUARTER AND SIX MONTHS ENDED JUNE 2, 2000 COMPARED TO
THE QUARTER AND SIX MONTHS ENDED MAY 28, 1999

-------------------------------------------------------------------------------------------------------------------------------
                                                           Quarter Ended                         Six Months Ended
(In millions)                                    June 2, 2000        May 28, 1999        June 2, 2000        May 28, 1999
-------------------------------------------------------------------------------------------------------------------------------
Revenue                                               $579.7             $567.8            $1,152.6              $989.1
Gross profit                                            33.2               24.4                58.0                45.1
General and administrative expenses                     (6.1)              (6.4)              (11.5)              (14.4)
Goodwill amortization                                   (4.1)              (3.5)               (8.3)               (4.3)
Investment income                                         .6                1.1                 1.4                 2.2
Interest expense                                        (2.5)              (2.8)               (4.9)               (3.0)
Other income, net                                         .6                9.6                  .6                11.8
Income tax expense                                      (8.4)              (8.0)              (13.7)              (14.3)
Minority interests                                      (1.6)               (.5)                (.9)                (.5)
Net income                                              11.7               13.8                20.7                22.7
-------------------------------------------------------------------------------------------------------------------------------

Revenue and gross profit:

     Revenue for the quarter and six months ended June 2, 2000 increased 2% and 17% to $579.7 million and $1,152.6 million, respectively, from the comparable periods of 1999. Revenue for the second quarter increased due to a significant increase in volume of work performed on industrial/process and energy contracts in the Engineers & Constructors Group, partially offset by a decline in revenue in the Government Services Group from a reduction in scope of three remediation contracts and a decline in the Contractors Group from the completion of several heavy civil projects. In addition to the foregoing, revenue for the six months ended June 2, 2000 increased significantly as a result of the acquisition of the Westinghouse businesses and the concurrent formation of the Corporation's Westinghouse Government Services Group ("WGSG") on March 22, 1999. The results of operations for WGSG are included in the Corporation's results of operations for the six months ended June 2, 2000 but were absent for the period December 1, 1998 to March 21, 1999.

     Gross profit increased $8.8 million and $12.9 million for the quarter and six months ended June 2, 2000 primarily due to improved performance-based incentives earned in the Government Services Group and improved performance on a number of heavy civil, mining and international projects in the Contractors Group. The Corporation's gross profit as a percent of revenue improved to 5.7% and 5.0% for the quarter and six months ended June 2, 2000, respectively, compared to 4.3% and 4.6% for the comparable period of 1999. Except for a small decline in gross margin by the Engineers & Constructors Group in the second quarter of 2000, all groups experienced an increase in gross margin for the quarter and six months ended June 2, 2000 compared to the same periods in 1999.

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

     At June 2, 2000, backlog of $3,149 million was comprised of $1,248 million (40%) from fee-type contracts and $1,901 million (60%) from fixed-price contracts and the Corporation's share from mining ventures.

General and administrative expense:

     General and administrative expense of $11.5 million for the six months ended June 2, 2000 declined $2.9 million from the comparable period of 1999 due to $1.7 million of additional compensation expense incurred in 1999 related to a key executive retirement and a key executive recruitment, and a reduction in benefit expenses in 2000.

Goodwill amortization:

     Amortization of cost in excess of net assets acquired ("goodwill") for the quarter and six months ended June 2, 2000 was $4.1 million and $8.3 million, an increase of $.6 million and $4.0 million, respectively, from the comparable periods of 1999. The increases are due to the amortization of goodwill arising from the acquisition of the Westinghouse businesses, which amortization began on March 22, 1999, the date of acquisition.

Investment income:

     Investment income for the quarter and six months ended June 2, 2000 declined $.5 million and $.8 million, respectively, from the comparable periods in 1999 as a result of there being less cash available for investment in a corporate short-term asset management account due primarily to working capital requirements.

Interest expense:

     Interest expense declined $.3 million and increased $1.9 million for the quarter and six months ended June 2, 2000, respectively, from the comparable periods of 1999. Interest expense for the quarter and six months ended May 28, 1999 includes interest attributable to additional borrowings in March 1999 which were primarily used to fund the acquisition of the Westinghouse businesses. In addition, during the second quarter of 1999, $1.0 million of prepaid bank fees associated with the Corporation's previous credit facility were written off.

     During the third quarter ending September 1, 2000, the Corporation will write off $3.0 million of deferred bank fees related to the revolving credit facilities that were refinanced and $2.8 million of commitment costs of an unused bridge loan facility in connection with the July 7, 2000 purchase of the Raytheon Engineers & Constructors business and the related acquisition financing and refinancing of the Corporation's prior lines of credit.

Other income, net:

     Other income was $.6 million for the quarter and six months ended June 2, 2000 compared to $9.6 million and $11.8 million, respectively, for the quarter and six months ended May 28, 1999. The second quarter of 1999 included pretax gains of $2.3 million and $6.4 million from the respective sales of a foreign non-core subsidiary of Old MK and a domestic concrete and aggregate business. During the first quarter of 1999, the Corporation recognized a $2.2 million gain resulting from the favorable resolution of certain contingencies relating to the sale of a former subsidiary of Old MK.

Income tax expense:

     The effective tax rate for the quarter and six months ended June 2, 2000 was 38.9% compared to 35.8% and 38.1% for the comparable periods of 1999 due to a slightly higher proportion of non-deductible expenses to pretax income. In the second quarter of 1999, the Corporation realized a reduction in the effective income tax rate due to the eligibility of foreign tax credits from prior years.

Minority interests:

     Minority interests in the income of consolidated subsidiaries for the quarter and six months ended June 2, 2000 increased to $1.6 million and $.9 million, respectively, compared to $.5 million for the quarter and six months ended May 28, 1999 due to an increase in income from the Westinghouse businesses, which were acquired on March 22, 1999. Minority interests consist of the 40% minority interest of BNFL Nuclear Services, Inc. in the income of WGSG and a 35% minority interest in the income of Safe Sites of Colorado, LLC, a subsidiary of WGSG.

OPERATING SEGMENT RESULTS
(In millions)

-------------------------------------------------------------------------------------------------------------------------------
Revenue                                                    Quarter Ended                         Six Months Ended
Quarter and six months ended                     June 2, 2000        May 28, 1999        June 2, 2000        May 28, 1999
-------------------------------------------------------------------------------------------------------------------------------
Engineers & Constructors Group                        $208.5             $167.9              $383.9              $341.0
Government Services Group                              194.5              209.6               378.7               277.5
Contractors Group                                      177.4              191.3               390.7               372.1
Intersegment and other                                   (.7)              (1.0)                (.7)               (1.5)
-------------------------------------------------------------------------------------------------------------------------------
Total revenue                                         $579.7             $567.8            $1,152.6              $989.1
-------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
Operating Income                                          Quarter Ended                        Six Months Ended
Quarter and six months ended                     June 2, 2000        May 28, 1999        June 2, 2000        May 28, 1999
--------------------------------------------------------------------------------------------------------------------------------
Engineers & Constructors Group                         $ 6.7              $ 6.0              $ 14.1              $ 10.0
Government Services Group                               11.3                5.7                14.8                10.7
Contractors Group                                       12.2               10.0                22.9                20.4
Intersegment and other                                  (1.1)               (.9)               (2.1)                (.3)
--------------------------------------------------------------------------------------------------------------------------------
Total segment operating income                          29.1               20.8                49.7                40.8
--------------------------------------------------------------------------------------------------------------------------------
General and administrative expense                      (6.1)              (6.4)              (11.5)              (14.4)
--------------------------------------------------------------------------------------------------------------------------------
Total operating income                                 $23.0              $14.4              $ 38.2              $ 26.4
--------------------------------------------------------------------------------------------------------------------------------

Engineers & Constructors Group:

     Revenue for the quarter and six months ended June 2, 2000 increased 24% and 13%, respectively, to $208.5 million and $383.9 million, respectively, from the comparable periods of 1999 as a result of an increase in volume of work performed on industrial/process and energy contracts. The increase in volume resulted in an increase in operating income of $.7 million and $4.1 million for the quarter and six months ended June 2, 2000 over the same periods in 1999.

Government Services Group:

     Revenue for the quarter and six months ended June 2, 2000 declined 7% to $194.5 million and increased 36% to $378.7 million, respectively, compared to the same periods in 1999. The decline in revenue for the second quarter of 2000 was principally due to the reduction in scope of three remediation contracts partially offset by an increase in volume on a large chemical demilitarization project. The significant increase in revenue for the six months ended June 2, 2000 is the result of the acquisition of the Westinghouse businesses, which were acquired in March 1999. Operating income for the quarter and six months ended June 2, 2000 increased $5.6 million and $4.1 million, respectively, from the comparable periods of 1999 due to improved performance-based incentives earned, partially offset by increased overhead and bid and proposal costs. Revenue and operating income of WGSG for the quarter and six months ended June 2, 2000 was $132.0 million and $246.0 million and $5.5 million and $2.3 million, respectively. Revenue and operating income of WGSG for the quarter and six months ended May 28, 1999 were $117.0 million and $.9 million, respectively.

Contractors Group:

     The Contractors Group revenue declined 7% to $177.4 million and increased 5% to $390.7 million for the quarter and six months ended June 2, 2000, respectively, compared to the same periods in 1999. The decline in revenue for the quarter was principally the result of the wind-up or completion of several major heavy civil highway construction contracts and a large dam project which were in the full stage of construction during the second quarter of 1999, partially offset by several new transportation and water resource contracts, a large marine project and two large mining contracts. A significant volume of work was performed on many of these new contracts in the first quarter of 2000 resulting in an overall increase in revenue for the six months ended June 2, 2000 compared to the same period in 1999.

     Operating income increased $2.2 million and $2.5 million for the quarter and six months ended June 2, 2000 from the comparable periods of 1999. Operating income increased during the second quarter of 2000 due to the improved performance from mining operations and a $4.0 million settlement on an international contract. In addition, operating income increased for the six months ended June 2, 2000 due to an increase in volume and the positive performance on a number of heavy civil projects in the first quarter of 2000, including a settlement related to a fixed-price contract resulting in the reversal of $3.9 million provision for loss, partially offset by a decline in income from mining operations during the first quarter of 2000 due to the favorable resolution of royalty issues on certain mining properties and issues of a mining venture in the first quarter of 1999.

Intersegment and other:

     Intersegment and other consists primarily of the results of operations of the Corporation's captive self-insurance subsidiary and goodwill amortization associated with the acquisition of Old MK.

SEGMENT NEW WORK

     Information relating to new work, which represents additions to backlog for a period, is presented below:

-------------------------------------------------------------------------------------------------------------------------------
(In millions)                                              Quarter Ended                         Six Months Ended
Quarter and six months ended                     June 2, 2000        May 28, 1999        June 2, 2000        May 28, 1999
-------------------------------------------------------------------------------------------------------------------------------
Engineers & Constructors Group                        $207               $159                $459                $393
Government Services Group                               66                 47                 181                  53
Contractors Group                                      211                106                 333                 292
-------------------------------------------------------------------------------------------------------------------------------
Total revenue                                         $484               $312                $973                $738
-------------------------------------------------------------------------------------------------------------------------------

FINANCIAL CONDITION AND LIQUIDITY

     The Corporation has three principal sources of liquidity: (1) existing cash and cash equivalents; (2) cash generated by its operations; and (3) the New Credit Facilities. Management believes the Corporation's liquidity and capital resources should be sufficient to meet its reasonably foreseeable working capital, capital expenditure and other anticipated cash requirements.

-----------------------------------------------------------------------------------------------------------------------------
Liquidity and capital resources (in thousands)                                    June 2, 2000            May 28, 1999
-----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents
   Beginning of period                                                                $29,640                   $67,054
   End of period                                                                       33,357                    34,806
-----------------------------------------------------------------------------------------------------------------------------

                                                                                            Six months ended
                                                                                  June 2, 2000            May 28, 1999
-----------------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by:
   Operating activities                                                               $20,639                $  (12,195)
   Investing activities                                                               (17,460)                 (111,750)
   Financing activities                                                                   538                    91,697
-----------------------------------------------------------------------------------------------------------------------------

     Cash and cash equivalents increased $3.7 million to $33.3 million at June 2, 2000 from $29.6 million at December 3, 1999. The increase reflects net cash provided by operating activities and financing activities of $20.6 million and $.5 million, offset by net cash used in investing activities of $17.4 million. The net cash provided by operating activities during the six months ended June 2, 2000 was $20.6 million compared to a net use of $12.2 million during the same period of 1999, primarily as a result of additional construction joint-venture cash requirements and other working capital requirements for construction and engineering contracts in 1999. The Corporation experienced a reduction in working capital and construction joint-venture investment during the first six months of 2000 as a result of the wind-up of several construction and engineering contracts. Cash provided or used by operating activities is affected to a large degree by the mix, timing, state of completion and commercial terms of the Corporation's contracts, which are reflected in changes in net operating assets and liabilities.

     Net cash used in investing activities for the six months ended June 2, 2000 included $16.3 million of net purchases of property and equipment and $.5 million of net purchases of marketable securities. Net cash provided by financing activities included $.5 million of contributions from minority interests from the operations of WGSG. Cash flow for the six months ended May 28, 1999 reflects $123.1 million of cash consideration paid to CBS Corporation and other acquisition costs paid in connection with the acquisition of the Westinghouse businesses, net of cash acquired, $16.9 million of net purchases of property and equipment, $2.3 million of cash received for the net sales and maturities of securities available for sale and $25.9 million received from the sales

                                     I_19
of two businesses. Financing activities included $100.0 million of net borrowings under the Corporation's then-existing credit facilities, $6.7 million used for the repurchase of 712,700 shares of the Corporation's common stock for treasury and $1.9 million of distributions paid on account of minority interests in the operations of WGSG.

     The Corporation anticipates capital expenditures during the remainder of 2000 of approximately $27 million principally for normal replacement of major construction equipment and to meet near-term equipment requirements for new work.

     In July 1999, the Corporation received authorization to repurchase, in open market transactions, block trades or otherwise up to 2 million shares of the Corporation's outstanding common stock. The Corporation also has authorization to repurchase up to 2.765 million of its warrants to purchase common stock. As of June 2, 2000, the Corporation had not repurchased any shares under the authorizations. Subject to market conditions and other factors, purchases of shares may be commenced, discontinued and resumed from time to time without prior notice. The repurchase by the Corporation of its common stock is restricted under the New Credit Facilities and the indenture relating to the Senior Notes.

Credit facilities and acquisition financing:

     At June 2, 2000, the Corporation had uncollateralized revolving credit facilities providing an aggregate borrowing capacity of $325.0 million, of which $99.9 million was outstanding. On July 7, 2000, in order to finance the acquisition of RECI, refinance the Corporation's then-existing bank credit facilities, fund working capital requirements and pay related fees and expenses, the Corporation entered into the New Credit Facilities, providing for an aggregate of $1.0 billion of secured term loans and revolving borrowing capacity, and issued and sold $300.0 million aggregate principal amount of its Senior Notes. The terms of the New Credit Facilities and Senior Notes are briefly summarized below:

     New Credit Facilities: The New Credit Facilities provide for, on the terms and subject to the conditions thereof, (i) two senior secured term loan facilities in an aggregate principal amount of up to $500.0 million, including a multi-draw Tranche A term loan facility in an aggregate principal amount of $100.0 million that will mature July 7, 2005 and a Tranche B term loan facility in an aggregate principal amount of $400.0 million that will mature July 7, 2007, and (ii) a five-year senior secured revolving credit facility in an aggregate principal amount of up to $500.0 million, all of which will also be available in the form of letters of credit. Initial borrowings under the New Credit Facilities totaled $400.0 million, representing the full amount available under the Tranche B term loan facility. The initial borrowing rate under the Tranche B term loan facility is at the applicable LIBOR or base rate plus an additional margin, currently at 3.25% and 2.25%, respectively. The additional margins, which are determined based on an agreed pricing grid, may increase or decrease from time to time as the ratio of debt to EBITDA (as such term is defined) increases or decreases. The credit agreement under which the New Credit Facilities were made available contains affirmative, negative and financial covenants and specifies events of default which are typical for a credit agreement governing credit facilities of the size, type and tenor of the New Credit Facilities. Among the covenants are those limiting the ability of the Corporation and certain of its subsidiaries to incur debt or liens, provide guarantees, make investments and pay dividends or repurchase shares.

     Senior Notes: The Senior Notes are unsecured senior obligations that mature on July 1, 2010. Interest on the Senior Notes accrues at the rate of 11% per annum and is payable semiannually in arrears on January 1 and July 1, commencing January 1, 2001. The Senior Notes rank equally with the Corporation's existing and future senior unsecured indebtedness. The Senior Notes effectively rank junior to all of the Corporation's secured indebtedness and to all liabilities of the subsidiaries of the Corporation that are not guarantors of the Senior Notes. The Senior Notes rank senior to any future subordinated indebtedness of the Corporation. The Senior Notes are guaranteed on a senior basis by certain subsidiaries of the Corporation (the "Subsidiary Guarantors"). The indenture, dated as of July 7, 2000, between the Corporation and United States Trust Company of New York, as trustee, under which the Senior Notes were issued contains affirmative, restrictive and financial covenants and specifies events of default which are typical for an indenture governing an issue of high-yield senior unsecured notes. Among the covenants are those limiting the ability of the Corporation and certain of its subsidiaries to incur debt, create liens, make investments and pay dividends or repurchase shares. The Senior Notes were sold to Credit Suisse First Boston Corporation ("CSFB"), BMO Nesbitt Burns Corp. ("BMO Nesbitt Burns") and U.S. Bancorp Libra, a division of U.S. Bancorp Investments Inc. ("US Bancorp Libra"), as the initial purchasers, pursuant to a purchase agreement, dated as of June 28, 2000, as amended, among the Corporation, the Subsidiary Guarantors, CSFB, BMO Nesbitt Burns and U.S. Bancorp Libra. The Senior Notes are subject to registration with the SEC on the terms and subject to the conditions of a registration rights agreement, dated June 28, 2000, as amended, among the Corporation, the Subsidiary Guarantors, CSFB, BMO Nesbitt Burns and U.S. Bancorp Libra.

     The Corporation is subject to foreign currency translation and exchange issues, primarily with regard to its mining venture, MIBRAG mbH, in Germany. At June 2, 2000, the cumulative adjustments for translation losses net of related income tax benefits was $5.3 million. The Corporation realized a pretax gain on foreign currency exchange transactions of $122 thousand for the six months ended June 2, 2000. The Corporation endeavors to enter into contracts with foreign customers with repayment terms in U.S. currency in order to mitigate foreign exchange risk.

     The Corporation may, from time to time, pursue opportunities to complement existing operations through business combinations and participation in ventures, which may require additional financing and utilization of the Corporation's capital resources.

BACKLOG

     Backlog of all uncompleted contracts at June 2, 2000 was $3,149 million, compared with $3,328 million at December 3, 1999. New work awarded in the quarter and six months ended June 2, 2000 totaled $484 million and $973 million compared with $312 million and $738 million for the quarter and six months ended May 28, 1999.

CONTINGENCIES AND COMMITMENTS

     The United States Environmental Protection Agency and the State of Colorado have filed complaints against a subsidiary of the Corporation and six other parties to recover response costs incurred and to be incurred at the Summitville Mine Superfund Site. See Note 5. "Contingencies and Commitments" of Notes to Condensed Consolidated Financial Statements for additional matters.

RECENTLY ISSUED ACCOUNTING STANDARDS

     The Financial Accounting Standards Board has issued Statement No. 133 Accounting for Derivative Instruments and Hedging Activities. The SEC issued Staff Accounting Bulletin No. 101 on revenue recognition. See Note 7. "Recently Issued Accounting Standards" of Notes to Condensed Consolidated Financial Statements for a discussion of the impact, if any, that these standards are expected to have on the Corporation's financial statements.

     The Financial Accounting Standards Board issued FASB Interpretation No. 44 Accounting for Certain Transactions Involving Stock Compensation-an interpretation of APB Opinion No. 25 ("FIN 44"). See Note 2. "Adoption of Accounting Principles" of Notes to Condensed Consolidated Financial Statements. The Corporation is currently evaluating the effect of the remaining provisions of FIN 44 on the Corporation's financial position and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
(In thousands of dollars)

     The Corporation's exposure to market risk for changes in interest rates relates primarily to the Corporation's short- and long-term investment portfolio and debt obligations. The Corporation's short-term investment portfolio consists primarily of highly liquid instruments with maturities of one month or less. The Corporation's long-term investment portfolio consists primarily of high-quality debt instruments with maturities of less than 10 years and an average maturity of 3.5 years. These long-term instruments are held to fund potential workers compensation, general liability and auto liability obligations of the Corporation. The Corporation seeks to match the maturities of these instruments as closely as possible with the related obligations and to hold these instruments to maturity in order to minimize market risk exposure, but may, from time to time, sell them in response to market rates, needs for liquidity or changes in availability of and the yield on alternative investments. As of June 2, 2000, the Corporation had $130 of short-term investments classified as cash equivalents and $41,425 in its long-term investment portfolio.

     The Corporation may, from time to time, effect borrowings under bank credit facilities or otherwise for general corporate purposes, including working capital requirements, capital expenditures and acquisitions. Borrowings under the New Credit Facilities, including the initial borrowings on July 7, 2000 of $400,000, bear interest at the applicable LIBOR or base rate plus an additional margin and, therefore, the Corporation is subject to fluctuations in interest rates.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         Filed in Part I
         None

         Filed in Part II
         The Exhibits to this Quarterly Report on Form 10-Q are listed in the
         Exhibit Index contained elsewhere in this Quarterly Report.

     (b) Reports on Form 8-K

         On July 13, 2000, the Corporation filed a current report on Form 8-K dated July 7, 2000 reporting certain information pursuant to Item 2,
         Item 5 and Item 7 of Form 8-K with respect to the completion of the Corporation's acquisition of the Raytheon Engineers & Constructors business from Raytheon Company, related financing transactions, changes in the composition of the Corporation's Board of Directors and in management personnel, and the Board's approval of the change of the name of the Corporation to "Washington Group International, Inc.," subject to stockholder approval.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized


                                          MORRISON KNUDSEN CORPORATION


                                          /s/ Anthony S. Cleberg

                                          __________________________________
                                          Anthony S. Cleberg
                                          Executive Vice President and
                                          Chief Financial Officer,
                                          in his respective capacities as such

Date:  July 17, 2000

                          MORRISON KNUDSEN CORPORATION
                                  EXHIBIT INDEX

Copies of exhibits will be supplied upon request. Exhibits will be provided at a fee of $.25 per page requested.

              Exhibits marked with an asterisk are filed herewith.

Exhibit
Number   Exhibits

4.1 Indenture, dated as of July 7, 2000, between the Corporation and United States Trust Company of New York, as trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Corporation on July 13, 2000).

10.1 Credit Agreement, dated as of July 7, 2000, among the Corporation, the lenders named therein, Credit Suisse First Boston, New York branch, as administrative agent, collateral agent and an issuing bank and as arranger, Bank of Montreal, as syndication agent, and Bank of America, N.A. and U.S. Bank National Association, as documentation agents (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Corporation on July 13, 2000).

10.2 Registration Rights Agreement, dated as of June 28, 2000, as amended among the Corporation, the guarantors identified therein, Credit Suisse First Boston Corporation, BMO Nesbitt Burns Corp. and U.S. Bancorp Libra, a division of U.S. Bancorp Investments, Inc. (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Corporation on July 13, 2000).

27. *    Financial Data Schedule.