Form 10-Q
period 2000-09-01
WASHINGTON GROUP INTERNATIONAL INC
filed 2000-10-23
CIK 906469

                       SECURITIES AND EXCHANGE COMMISISON
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                QUARTERLY REPORT

     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                              For the Quarter Ended

                                SEPTEMBER 1, 2000

                         Commission File Number 1-12054


                      WASHINGTON GROUP INTERNATIONAL, INC.
                     (FORMERLY MORRISON KNUDSEN CORPORATION)


                             A Delaware Corporation
                   IRS Employer Identification No. 33-0565601

                     720 PARK BOULEVARD, BOISE, IDAHO 83712
                                 208 / 386-5000



At September 1, 2000, 52,396,548 shares of the registrant's $.01 par value common stock were outstanding.

The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and has been subject to such filing requirements for the past 90 days.

/X/ Yes        / / No

                      WASHINGTON GROUP INTERNATIONAL, INC.
                     (FORMERLY MORRISON KNUDSEN CORPORATION)
                       QUARTERLY REPORT FORM 10-Q FOR THE
                         QUARTER ENDED SEPTEMBER 1, 2000


                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION


                                                                                PAGE
                                     PART I

Item 1. Condensed Consolidated Financial Statements and Notes Thereto

          Statements of Operations for the Quarter and Nine Months Ended
          September 1, 2000 and August 27, 1999                                 I-1

          Balance Sheets at September 1, 2000 and December 3, 1999              I-2

          Statements of Cash Flows for the Nine Months Ended
          September 1, 2000 and August 27, 1999                                 I-4

          Statements of Comprehensive Income (Loss) for the Quarter and Nine
          Months Ended September 1, 2000 and August 27, 1999                    I-5

          Notes to Financial Statements                                         I-6

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                   I-17

Item 3. Quantitative and Qualitative Disclosures about Market Risk              I-28

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                       II-1

Item 6. Exhibits and Reports on Form 8-K                                        II-1

                                   SIGNATURES

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON GROUP INTERNATIONAL, INC.
(FORMERLY MORRISON KNUDSEN CORPORATION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
QUARTER AND NINE MONTHS ENDED SEPTEMBER 1, 2000 AND AUGUST 27, 1999 (IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)

                                                                        QUARTER ENDED                    NINE MONTHS ENDED
                                                               SEPTEMBER 1,       AUGUST 27,       SEPTEMBER 1,       AUGUST 27,
                                                                   2000              1999               2000            1999
                                                               -----------       -----------       -----------       -----------
Revenue                                                        $   898,783       $   595,414       $ 2,051,344       $ 1,584,550
Cost of revenue                                                   (851,111)         (563,665)       (1,945,719)       (1,507,656)
                                                               -----------       -----------       -----------       -----------
Gross profit                                                        47,672            31,749           105,625            76,894
General and administrative expenses                                (12,869)           (4,704)          (24,366)          (19,110)
Goodwill amortization                                              (13,321)           (4,105)          (21,608)           (8,400)
Integration and merger costs                                       (10,056)             --             (10,056)             --
                                                               -----------       -----------       -----------       -----------
Operating income                                                    11,426            22,940            49,595            49,384
Investment income                                                    4,433               529             5,828             2,684
Interest expense                                                   (12,854)           (1,745)          (17,730)           (4,734)
Other income (expense), net                                            741            (1,399)            1,358            10,411
                                                               -----------       -----------       -----------       -----------
Income before income taxes and minority interests in
   income of consolidated subsidiaries                               3,746            20,325            39,051            57,745
Income tax expense                                                  (1,778)           (7,263)          (15,510)          (21,529)
Minority interests in income of consolidated subsidiaries           (2,666)             (792)           (3,523)           (1,264)
                                                               -----------       -----------       -----------       -----------
Net income (loss)                                              $      (698)      $    12,270       $    20,018       $    34,952
                                                               ===========       ===========       ===========       ===========
Income (loss) per share
   Basic                                                       $      (.01)      $       .23       $       .38       $       .66
   Diluted                                                     $      (.01)      $       .23       $       .38       $       .66
                                                               -----------       -----------       -----------       -----------
Common shares used to compute income (loss) per share
   Basic                                                            52,372            52,397            52,357            52,876
   Diluted                                                          52,635            52,568            52,502            53,029
                                                               -----------       -----------       -----------       -----------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

WASHINGTON GROUP INTERNATIONAL, INC.
(FORMERLY MORRISON KNUDSEN CORPORATION)
CONDENSED CONSOLIDATED BALANCE SHEETS
AT SEPTEMBER 1, 2000 (UNAUDITED) AND DECEMBER 3, 1999
(IN THOUSANDS EXCEPT PER SHARE DATA)

ASSETS                                                                   2000              1999
                                                                      -----------       -----------
CURRENT ASSETS
Cash and cash equivalents                                             $   372,114       $    29,640
Accounts receivable, including retentions of $59,899 and $19,704          346,690           215,523
Unbilled receivables                                                      434,815           124,793
Inventories, net of progress payments of $27,832 and $21,926               24,030            20,096
Refundable income taxes                                                     2,638             3,055
Investments in and advances to construction joint ventures                 71,052            82,551
Deferred income taxes                                                      42,675            41,043
Other                                                                      12,384            15,262
                                                                      -----------       -----------
Total current assets                                                    1,306,398           531,963
                                                                      -----------       -----------
INVESTMENTS AND OTHER ASSETS
Securities available for sale, at fair value                               41,774            41,640
Investments in mining ventures                                             64,798            69,063
Cost in excess of net assets acquired, net of accumulated
   amortization of $41,557 and $21,906                                  1,486,092           351,869
Deferred income taxes                                                      50,539            48,606
Other                                                                     109,678            21,114
                                                                      -----------       -----------
Total investments and other assets                                      1,752,881           532,292
                                                                      -----------       -----------
PROPERTY AND EQUIPMENT, AT COST
Construction equipment                                                    303,011           183,806
Land and improvements                                                       8,049             7,970
Buildings and improvements                                                 36,209            17,154
Equipment and fixtures                                                     99,204            81,694
                                                                      -----------       -----------
Total property and equipment                                              446,473           290,624
LESS ACCUMULATED DEPRECIATION                                            (175,833)         (158,856)
                                                                      -----------       -----------
Property and equipment, net                                               270,640           131,768
                                                                      -----------       -----------
Total assets                                                          $ 3,329,919       $ 1,196,023
                                                                      ===========       ===========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

LIABILITIES AND STOCKHOLDERS' EQUITY                                                2000              1999
                                                                                -----------       -----------
CURRENT LIABILITIES
Current portion of long-term debt                                               $     4,000       $      --
Accounts and subcontracts payable, including retentions
   of $55,354 and $18,469                                                           662,322           147,631
Billings in excess of cost and estimated earnings on uncompleted contracts          746,763            53,739
Estimated costs to complete long-term contracts                                     292,331            72,815
Accrued salaries, wages and benefits                                                100,726            65,759
Income taxes payable                                                                  1,288             1,079
Other accrued liabilities                                                            30,797            44,072
                                                                                -----------       -----------
Total current liabilities                                                         1,838,227           385,095
                                                                                -----------       -----------
NON-CURRENT LIABILITIES
Long-term debt                                                                      693,818           100,000
Postretirement benefit obligation                                                    82,538            80,685
Accrued workers' compensation                                                        41,411            36,181
Pension and deferred compensation liabilities                                        91,621           100,116
Environmental remediation obligations                                                 4,430             6,016
Other non-current liabilities                                                        75,733              --
                                                                                -----------       -----------
Total non-current liabilities                                                       989,551           322,998
                                                                                -----------       -----------
CONTINGENCIES AND COMMITMENTS (NOTE 5)
MINORITY INTERESTS                                                                   86,721            84,840
                                                                                -----------       -----------
STOCKHOLDERS' EQUITY
Preferred stock, par value $.01, 10,000 shares authorized                              --                --
Common stock, par value $.01, authorized 100,000 shares;
   issued 54,416 and 54,359                                                             544               544
Capital in excess of par value                                                      249,252           248,720
Stock purchase warrants                                                               6,550             6,554
Retained earnings                                                                   199,715           179,696
Treasury stock, 2,019 and 2,009 shares, at cost                                     (23,123)          (23,124)
Accumulated other comprehensive loss                                                (17,518)           (9,300)
                                                                                -----------       -----------
Total stockholders' equity                                                          415,420           403,090
                                                                                -----------       -----------
Total liabilities and stockholders' equity                                      $ 3,329,919       $ 1,196,023
                                                                                ===========       ===========


WASHINGTON GROUP INTERNATIONAL, INC.
(FORMERLY MORRISON KNUDSEN CORPORATION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 1, 2000 AND AUGUST 27, 1999
(IN THOUSANDS)
(UNAUDITED)

                                                                       2000            1999
                                                                     ---------       ---------
OPERATING ACTIVITIES
Net income                                                           $  20,018       $  34,952
Adjustments to reconcile net income to cash provided (used)
   by operating activities:
   Depreciation of property and equipment                               26,965          16,632
   Amortization of goodwill                                             21,608           8,400
   Deferred income taxes                                                (3,543)          8,592
   Minority interest in net income of consolidated subsidiaries          5,792           2,043
   Equity in income of mining ventures less dividends received          (4,845)         (5,824)
   Gain (loss) on sale of assets                                           547          (9,203)
   Other investments and assets, net                                     9,045          (5,549)
   Increase in net operating assets                                   (126,413)        (40,588)
                                                                     ---------       ---------
Net cash provided (used) by operating activities                       (50,826)          9,455
                                                                     ---------       ---------
INVESTING ACTIVITIES
Property and equipment acquisitions                                    (28,767)        (30,907)
Property and equipment disposals                                         5,729           3,852
Purchases of securities available for sale                             (20,978)         (8,337)
Sale and maturities of securities available for sale                    19,958          11,706
Purchase of businesses, net of cash acquired                          (152,603)       (123,280)
Proceeds from the sales of businesses                                     --            25,914
                                                                     ---------       ---------
Net cash used in investing activities                                 (176,661)       (121,052)
                                                                     ---------       ---------
FINANCING ACTIVITIES
Proceeds from senior notes, less discount of $2,124                    297,786            --
Proceeds from senior secured credit facilities                         400,000            --
Net proceeds (repayments) on long-term revolving line of credit       (100,000)        100,000
Contributions from (distributions to) minority interests                   405          (3,275)
Purchase of treasury stock                                                --           (10,164)
Financing fees                                                         (28,762)         (3,774)
Other financing activities                                                 532             222
                                                                     ---------       ---------
Net cash provided by financing activities                              569,961          83,009
                                                                     ---------       ---------
Increase (decrease) in cash and cash equivalents                       342,474         (28,588)
Cash and cash equivalents at beginning of period                        29,640          67,054
                                                                     ---------       ---------
Cash and cash equivalents at end of period                           $ 372,114       $  38,466
                                                                     =========       =========
Supplemental disclosure of cash flow information:
   Interest paid                                                     $  17,734       $   4,598
   Income tax paid (refunded), net                                       6,632          (3,874)
                                                                     ---------       ---------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

WASHINGTON GROUP INTERNATIONAL, INC.
(FORMERLY MORRISON KNUDSEN CORPORATION)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
QUARTER AND NINE MONTHS ENDED SEPTEMBER 1, 2000 AND AUGUST 27, 1999
(IN THOUSANDS)
(UNAUDITED)

                                                                 QUARTER ENDED                NINE MONTHS ENDED
                                                           SEPTEMBER 1,    AUGUST 27,    SEPTEMBER 1,   AUGUST 27,
                                                              2000           1999           2000           1999
                                                           ------------    ----------    -----------    ---------
Net income (loss)                                           $   (698)      $ 12,270       $ 20,018       $ 34,952
                                                            --------       --------       --------       --------
Other comprehensive loss, net of tax:
   Foreign currency translation adjustments                   (2,867)           161         (8,130)        (4,821)
   Unrealized gains (losses) on marketable securities:
     Unrealized net holding gains (losses) arising
       during period                                             232           (109)            56           (498)
     Less: Reclassification adjustment for net gains
       realized in net income                                    (33)           (74)          (142)           (76)
                                                            --------       --------       --------       --------
Other comprehensive loss, net of tax                          (2,668)           (22)        (8,216)        (5,395)
                                                            --------       --------       --------       --------
Comprehensive income (loss)                                 $ (3,366)      $ 12,248       $ 11,802       $ 29,557
                                                            ========       ========       ========       ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

WASHINGTON GROUP INTERNATIONAL, INC.
(FORMERLY MORRISON KNUDSEN CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS OF DOLLARS EXCEPT PER SHARE DATA)

1.   UNAUDITED INTERIM FINANCIAL STATEMENTS

     The accompanying condensed consolidated financial statements and related notes of Washington Group International, Inc. (formerly Morrison Knudsen Corporation) and subsidiaries (the "Corporation") should be read in conjunction with the audited consolidated financial statements and related notes included in the Corporation's Annual Report on Form 10-K for the year ended December 3, 1999, which was filed under the name Morrison Knudsen Corporation. The comparative balance sheet and related disclosures at December 3, 1999 have been derived from the audited balance sheet and financial statement footnotes. The accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, that in the opinion of management are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the quarter or nine months ended September 1, 2000 are not necessarily indicative of the operating results to be expected for the full year, and future operating results will not be comparable to historical operating results as a result of the Corporation's acquisition of the Raytheon Engineers & Constructors businesses from Raytheon Company on July 7, 2000. See
Note 4. below for a description of the acquisition, of an ongoing comprehensive review by the Corporation of existing contracts for the purpose of making a preliminary allocation of the acquisition price to the net assets acquired and of preliminary adjustments made by the Corporation as a result of that review.

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

2.   ADOPTION OF ACCOUNTING PRINCIPLES

     On December 4, 1999, the Corporation adopted Statement of Position ("SOP") 98-5 REPORTING ON THE COSTS OF START-UP ACTIVITIES. The SOP provides guidance on the financial reporting of start-up costs and organization costs to be expensed as incurred. The SOP also amends SOP 81-1 ACCOUNTING FOR PERFORMANCE OF CONSTRUCTION/PRODUCTION CONTRACTS by requiring pre-contract costs to be expensed as incurred. The adoption of SOP 98-5 had no material effect on the Corporation's financial position or results of operations as of or for the quarter and nine months ended September 1, 2000.

3.   VENTURES

     The Corporation's share of results of operations from construction joint ventures and mining ventures presented below excludes any allocation of division or group level indirect overhead cost. Such costs are included in cost of revenue in the Corporation's consolidated statements of income.

CONSTRUCTION JOINT VENTURES:

     The Corporation participates in construction joint ventures which are formed to bid, negotiate and complete specific projects. The size, scope and duration of joint-venture projects vary among periods.

                                                                                    (UNAUDITED)
COMBINED FINANCIAL POSITION OF CONSTRUCTION JOINT VENTURES                       SEPTEMBER 1, 2000  DECEMBER 3, 1999
                                                                                 -----------------  ----------------
Current assets                                                                        $ 334,009       $ 372,772
Property and equipment, net                                                              32,173          39,524
Current liabilities                                                                    (235,307)       (232,416)
                                                                                      ---------       ---------
Net assets                                                                            $ 130,875       $ 179,880
                                                                                      =========       =========

COMBINED RESULTS OF OPERATIONS OF CONSTRUCTION JOINT VENTURES                       (UNAUDITED)       (UNAUDITED)
NINE MONTHS ENDED                                                                SEPTEMBER 1, 2000  AUGUST 27, 1999
                                                                                 -----------------  ---------------
Revenue                                                                               $ 680,027       $ 851,760
Cost of revenue                                                                        (655,857)       (796,272)
                                                                                      ---------       ---------
Gross profit (excludes indirect overhead cost)                                        $  24,170       $  55,488
                                                                                      =========       =========

CORPORATION'S SHARE OF RESULTS OF OPERATIONS OF CONSTRUCTION
   JOINT VENTURES                                                                   (UNAUDITED)       (UNAUDITED)
NINE MONTHS ENDED                                                                SEPTEMBER 1, 2000  AUGUST 27, 1999
                                                                                 -----------------  ---------------
Revenue                                                                               $ 288,589       $ 336,832
Cost of revenue                                                                        (273,090)       (315,523)
                                                                                      ---------       ---------
Gross profit (excludes indirect overhead cost)                                        $  15,499       $  21,309
                                                                                      =========       =========

MINING VENTURES:

     At September 1, 2000, the Corporation had ownership interests in two mining ventures, MIBRAG mbH (33%) and Westmoreland Resources, Inc. (20%). The Corporation also provides contract mining services to these ventures.

                                                                                    (UNAUDITED)
COMBINED FINANCIAL POSITION OF MINING VENTURES                                   SEPTEMBER 1, 2000  DECEMBER 3, 1999
                                                                                 -----------------  ----------------
Current assets                                                                        $ 144,288       $ 215,424
Non-current assets                                                                       94,980         100,808
Property and equipment, net                                                             545,592         612,714
Current liabilities                                                                     (52,966)        (68,198)
Long-term debt                                                                         (246,226)       (320,113)
Other non-current liabilities                                                          (279,836)       (320,104)
                                                                                      ---------       ---------
Net assets                                                                            $ 205,832       $ 220,531
                                                                                      =========       =========

COMBINED RESULTS OF OPERATIONS OF MINING VENTURES                                   (UNAUDITED)       (UNAUDITED)
NINE MONTHS ENDED                                                                SEPTEMBER 1, 2000  AUGUST 27, 1999
                                                                                 -----------------  ---------------
Revenue                                                                               $ 216,411       $ 251,463
Cost of revenue                                                                        (192,624)       (230,209)
                                                                                      ---------       ---------
Gross profit (excludes indirect overhead cost)                                        $  23,787       $  21,254
                                                                                      =========       =========

CORPORATION'S SHARE OF RESULTS OF OPERATIONS OF MINING VENTURES                     (UNAUDITED)       (UNAUDITED)
NINE MONTHS ENDED                                                                SEPTEMBER 1, 2000  AUGUST 27, 1999
                                                                                 -----------------  ---------------
Revenue                                                                               $ 68,156       $ 77,738
Cost of revenue                                                                        (60,631)       (71,142)
                                                                                      --------       --------
Gross profit (excludes indirect overhead cost)                                        $  7,525       $  6,596
                                                                                      ========       ========

     The Corporation received dividend distributions from the mining ventures of $2,680 during the nine months ended September 1, 2000 and $772 during the nine months ended August 27, 1999.

4.   ACQUISITIONS

ACQUISITION OF WESTINGHOUSE BUSINESSES:

     On March 22, 1999, the Corporation and BNFL Nuclear Services, Inc. ("BNFL") acquired operations of the government and environmental services businesses ("Westinghouse businesses") of CBS Corporation. The acquisition of the Westinghouse businesses is accounted for as a purchase business combination.

     The Corporation completed the final allocation of the purchase price to the net assets acquired during the quarter ended June 2, 2000, resulting primarily in a reduction of employee benefit obligations of $18,050 with a corresponding reduction in cost in excess of net assets acquired.

     The following unaudited pro forma information presents the consolidated results of operations of the Corporation as if the acquisition of the Westinghouse businesses had taken place on December 1, 1998:

                                     (UNAUDITED)
NINE MONTHS ENDED                  AUGUST 27, 1999
                                   ---------------
Revenue                             $ 1,664,206
Net income                               32,982
Basic income per share                      .62
Diluted income per share                    .62

ACQUISITION OF RAYTHEON ENGINEERS & CONSTRUCTORS:

     On July 7, 2000, pursuant to a Stock Purchase Agreement, dated as of April 14, 2000 (the "Stock Purchase Agreement"), among Raytheon Company ("Raytheon"), Raytheon Engineers & Constructors International, Inc., a wholly-owned subsidiary of Raytheon ("RECI" and, together with Raytheon, the "Sellers"), and the Corporation, the Corporation purchased the capital stock of the subsidiaries of RECI (the "RECI Subsidiaries") and certain other assets of RECI and assumed certain liabilities of RECI. Prior to such purchase, RECI provided engineering, design, procurement, construction, operation, maintenance and other services on a worldwide basis, and reported annual revenues of approximately $2,700,000 for the year ended December 31, 1999.

     The purchase price paid at the closing of the acquisition ("Closing") for the capital stock and other assets purchased ("RE&C businesses") was $53,000 in cash and the assumption of net liabilities estimated by the Sellers of approximately $450,000. The cash portion of the purchase price paid at Closing was calculated based on the estimated amount of the April 30, 2000 Adjusted Non-Current Net Assets and Adjusted Net Working Capital (as such terms are defined in the Stock Purchase Agreement) acquired by the Corporation. The respective amounts of Adjusted Non-Current Net Assets and Adjusted Net Working Capital are subject to post-Closing finalization (including an audit by independent accountants) and related adjustments to the price paid at Closing. In addition, the Corporation paid the Sellers $83,000 representing the net amount of cash advanced or paid by the Sellers for the use or benefit of the purchased business between April 30, 2000 and Closing.

     The Stock Purchase Agreement provided that RECI would retain all non-restricted cash and cash equivalents held by RECI and the RECI Subsidiaries as of the close of business on April 30, 2000 ("Cut-Off Date Cash Balances"). At Closing, for purposes of administrative convenience, the RECI Subsidiaries retained all cash held by them, and the Corporation paid to the Sellers approximately $30,800, which amount is subject to post-Closing verification by the Corporation and adjustment in the event such amount is not equal to the Cut-Off Date Cash Balances held by RECI Subsidiaries.

     RECI retained, among other assets, all of RECI's interest in and rights with respect to specified contracts. In addition, with respect to four specified construction projects, the Stock Purchase Agreement contemplated that the contracts relating to such projects would be transferred to RECI and the Sellers, and the RECI Subsidiaries would enter into subcontracts pursuant to which the RECI Subsidiaries would perform, on a cost-reimbursed basis, all of RECI's obligations under such contracts. Because the customer consents required to transfer such contracts to RECI had not been received as of Closing, such RECI Subsidiaries remain the contract party and continue to be directly obligated to the customers and other third parties under the contracts relating to such four projects. However, at Closing, the Corporation, the Sellers and certain of the RECI Subsidiaries entered into agreements to transfer the benefits and burdens of such contracts to the Sellers, to make the Sellers the real parties in interest with respect to those contracts and to otherwise effect the arrangements contemplated by the Stock Purchase Agreement. Under the agreements entered into at Closing, the Corporation has agreed to cause the RECI Subsidiaries to complete the four specified projects for the Sellers' account, and the Sellers have agreed to reimburse the costs incurred by the Corporation and the RECI Subsidiaries in doing so and to share equally with the Corporation any positive variance between actual costs and estimated costs. The Sellers have agreed to indemnify the Corporation against any losses, claims or liabilities under the contracts relating to such projects, except losses, claims or liabilities resulting from the gross negligence or willful misconduct of the Corporation (against which the Corporation will indemnify the Sellers).

     As part of the acquisition of the RE&C businesses, the Corporation undertook a comprehensive review of existing contracts that were acquired for the purpose of making a preliminary allocation of the acquisition price to the net assets acquired. As part of this review, the Corporation is evaluating, among other matters, estimates of the cost at completion for long-term contracts in process as of the acquisition date ("Acquisition Date EAC's"). During this process, information has come to the attention of management that has raised questions as to whether the Acquisition Date EAC's need to be adjusted significantly. The review process involves the analysis of an extensive amount of supporting data and requires time consuming and careful analysis of construction projects in various stages of completion. The Corporation has sought the assistance of the Sellers in understanding the historical pre-acquisition accounting data of the RECI Subsidiaries relating to the contracts involved.

     In preparing the unaudited consolidated financial information as of September 1, 2000, the Corporation has used the most recent information and estimates available from the ongoing review described above. Current information available to the Corporation indicates that the Acquisition Date EAC's appear to require substantial adjustment. As a result, the Corporation has reduced the net assets relating to long-term contracts in the preliminary purchase price allocation by approximately $325,000 from similar amounts set forth in the historical pre-acquisition accounting data of the RECI Subsidiaries. The Corporation also has made reductions in net contract assets in the preliminary purchase price allocation of approximately $225,000. These further reductions result from (1) application of the Corporation's method of determining progress for contracts in process and (2) adjustment of contract balances to fair value in order to allow for a reasonable profit margin for completing contracts in process. The preliminary allocation has resulted in cost in excess of net assets acquired (goodwill) of $1,181,000 being recorded.

     The Corporation will adjust the preliminary allocation, as necessary, based upon remaining procedures to be undertaken during the latter stages of the review, including receipt of input from the Sellers. Moreover, the Stock Purchase Agreement provides for preparation of a balance sheet in accordance with the terms and conditions of the agreement. The agreement further provides that if the Corporation and the Sellers do not agree on this balance sheet, any disputed items shall be submitted to a recognized independent firm of accountants for binding resolution. Given the nature of the matters involved, it is possible that during the period of the review or as a result of the contract adjustment provision described above, there will be further adjustments to the balances set forth herein. Substantial progress has been made in completing the review, but management cannot presently determine the final conclusions that will be reached, the impact such conclusions will have on the determination and allocation of the final purchase price or the resulting impact of those determinations and allocations on the operating results for periods subsequent to acquisition.

     Because the Corporation cannot yet determine the final impact of the matters discussed above on pro forma adjustments that would be appropriate for the nine month periods ended September 1, 2000 and August 27, 1999, it has not presented unaudited pro forma consolidated results of operations of the Corporation as if the acquisition of the Westinghouse businesses and RE&C businesses had taken place on December 1, 1998.

5.   CONTINGENCIES AND COMMITMENTS

SUMMITVILLE ENVIRONMENTAL MATTERS:

     From July 1985 to June 1989, Industrial Constructors Corp. ("ICC"), a subsidiary of the Corporation, performed certain contract mining and construction services at the Summitville mine near Del Norte, Colorado. In 1996, the Environmental Protection Agency (the "EPA") and the State of Colorado (the "State") commenced an action under CERCLA in the United States District Court for the District of Colorado against Mr. Robert Friedland, a potentially responsible party (a "PRP"), to recover the response costs incurred and to be incurred at the Summitville Mine Superfund Site (the "Site"). No other parties were named as defendants in the original complaints in this action. On April 30, 1999, Mr. Friedland filed a third-party complaint naming ICC and nine other defendants, alleging that such defendants are jointly and severally liable for such costs and requesting that the response costs be equitably allocated. On October 1, 1999, the EPA and the State filed amended complaints, naming ICC and a number of other parties as defendants in addition to Mr. Friedland. On August 10, 1999, ICC filed an answer to Mr. Friedland's third-party complaint and, on December 23, 1999, ICC filed answers to the EPA's and the State's amended complaints, in each case denying the allegations set forth in the complaints.

     The EPA and the State have estimated that the total response costs incurred and to be incurred at the Site will approximate $150,000. ICC is not a party to any agreement regarding the allocation of responsibility, and neither the EPA nor the State has made any formal allocation of responsibility among the defendants. ICC's share, if any, of the aggregate environmental liability associated with the Site is not presently determinable and depends upon, among other things, the manner in which liability may be allocated to or among ICC or other defendants, the efficacy of any defenses that ICC or such other defendants may have to any assertion of liability, the willingness and ability of such other defendants to discharge such liability as may be allocated to them and the outcome of any negotiations or settlement discussions between ICC and the EPA, the State and/or such other defendants. Accordingly, no response costs have been accrued at September 1, 2000.

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

     The Corporation has responsibility for decommissioning a nuclear licensed site. The Corporation has entered into an agreement with the U.S. Navy whereby the U.S. Navy will be responsible for 75% of the cost of decommissioning. At September 1, 2000, the Corporation had accrued approximately $303 for its share of the decommissioning costs.

LETTERS OF CREDIT:

     In the normal course of business, the Corporation causes letters of credit to be issued in connection with contract performance obligations, which are not reflected in the balance sheet. The Corporation is obligated to reimburse the issuer of such letters of credit for any payments made thereunder. At September 1, 2000 and December 3, 1999, $41,997 and $47,586, respectively, in face amount of such letters of credit were outstanding. The Corporation has pledged securities available for sale as collateral for its reimbursement obligations with respect to $3,000 in face amount of letters of credit that were outstanding at September 1, 2000. At September 1, 2000, $38,392 of the outstanding letters of credit were issued under the $500,000 New Credit Facility described in Note 8. below.

     Between September 1, 2000 and the date of this report, $209,000 in face amount of replacement letters of credit were issued under the New Credit Facility. These letters of credit, $177,000 of which secure an advance payment from a customer in an equal amount, were issued in connection with contract performance obligations on contracts acquired in the acquisition of the RE&C businesses.

     In connection with a 1989 sale of an ownership interest in a shipbuilding subsidiary by Old MK, the Corporation assumed a guarantee of port facility bonds of $21,000 through 2002. The former subsidiary has collateralized the bonds with certain assets and has established a sinking fund of $5,557 for the bonds. Management believes a loss on the guarantee is not probable and, accordingly, no accrual has been made.

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

     Although the ultimate outcome of the matters discussed in the two preceding paragraphs cannot be predicted with certainty, management believes that the outcome of these actions, individually or collectively, will not have a material adverse impact on the Corporation's financial position, results of operations or cash flows.

     In addition to the foregoing, there are other claims, lawsuits, disputes with third parties, investigations and administrative proceedings against the Corporation and its subsidiaries relating to matters in the ordinary course of its business activities that are not expected to have a material adverse effect on the Corporation's financial position, results of operations or cash flows.

6.   SEGMENT INFORMATION

     During the quarter ended September 1, 2000, the Corporation reorganized its business to operate through five operating units, each of which comprised a separate reportable business segment: Power, Infrastructure & Mining, Industrial/Process, Government and Petroleum & Chemicals. The reportable segments were separately managed, served different markets and customers, and differed in their expertise, technology and resources necessary to perform their services.

     Power provides engineering, construction and operations and maintenance services in both nuclear and fossil power markets for turnkey new power plant construction, plant expansion, retrofit and modification, decontamination and decommissioning, general planning, siting and licensing and environmental permitting.

     Infrastructure & Mining provides diverse engineering and construction and construction management services on highways and bridges, airports and seaports, tunnels and tube tunnels, railroad and transit lines, water storage and transport, water treatment, site development, mine operations and hydroelectric facilities. The group generally performs as a general contractor or as a joint venture partner with other contractors on domestic and international projects.

     Industrial/Process provides engineering, design, procurement, construction services and total facilities management for general manufacturing, pharmaceutical and biotechnology, process, metals processing, institutional buildings, food and consumer products, aerospace, telecommunications and pulp and paper.

     Government provides a complete range of technical services to the U.S. Departments of Energy and Defense, including operations and management services, environmental and chemical demilitarization services, waste handling and storage and weapons stockpile support. Services provided for commercial clients include design and manufacture of components of nuclear power facilities, safety management services, waste and environmental technology, design and manufacture of radioactive waste containers and licensing.

     Petroleum & Chemicals provides technology, engineering, procurement and construction services to the petroleum and chemical industries worldwide. Major markets include commodity-organic chemicals, polymers, Fischer-Tropsch chemistry, fertilizers, oleochemicals, petroleum processing and lube oil processing.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Corporation's Annual Report on Form 10-K for the year ended December 3, 1999. The Corporation evaluates performance and allocates resources based on segment operating income. Segment asset balances are not measures reported to the chief operating decision-maker for purposes of making decisions about allocating resources to segments and assessing performance. Segment operating income is total segment revenue reduced by segment cost of revenue and goodwill amortization identifiable to the segment. (See Note 4. above.) Goodwill amortization, except that related to the acquisition of the Westinghouse businesses, is not allocated to the segments. Corporate and other expense consists principally of general and administrative expense. Geographical disclosures of long-lived assets and operating results are impracticable for the locations above.

                                             QUARTER ENDED                             NINE MONTHS ENDED
REVENUE                               (UNAUDITED)         (UNAUDITED)          (UNAUDITED)           (UNAUDITED)
QUARTERS ENDED                     SEPTEMBER 1, 2000    AUGUST 27, 1999     SEPTEMBER 1, 2000      AUGUST 27, 1999
                                   -----------------    ---------------     -----------------      ---------------
Power
   External                          $   179,800          $    14,944          $   221,196          $    32,201
   Intersegment                             --                   --                   --                   --
Infrastructure & Mining
   External                              218,589              195,784              609,412              567,416
   Intersegment                             --                    192                 --                    678
Industrial/Process
   External                              233,281              151,937              575,804              474,675
   Intersegment                             --                   (191)                --                    811
Government
   External                              233,614              232,749              612,299              510,258
   Intersegment                             --                   --                   --                   --
Petroleum & Chemicals
   External                               34,751                 --                 34,751                 --
   Intersegment                             --                   --                   --                   --
                                     -----------          -----------          -----------          -----------
Total segments                           900,035              595,415            2,053,462            1,586,039
Corporate and other                       (1,252)                --                 (2,118)                --
Elimination of intersegments                --                     (1)                --                 (1,489)
                                     -----------          -----------          -----------          -----------
Total consolidated revenues          $   898,783          $   595,414          $ 2,051,344          $ 1,584,550
                                     ===========          ===========          ===========          ===========


                                           QUARTER ENDED                       NINE MONTHS ENDED
OPERATING INCOME                     (UNAUDITED)     (UNAUDITED)          (UNAUDITED)       (UNAUDITED)
QUARTERS ENDED                   SEPTEMBER 1, 2000  AUGUST 27, 1999    SEPTEMBER 1, 2000  AUGUST 27, 1999
                                 -----------------  ---------------    -----------------  ---------------
Gross profit
   Power                             $  12,963          $     408          $  14,962          $   1,638
   Infrastructure & Mining              11,654             12,119             34,728             32,511
   Industrial/Process                   14,500              3,369             26,631             12,190
   Government                            8,118             15,654             30,120             29,439
   Petroleum & Chemicals                 1,287               --                1,287               --
   Corporate and other                    (850)               199             (2,103)             1,116
                                     ---------          ---------          ---------          ---------
Total gross profit                      47,672             31,749            105,625             76,894
                                     ---------          ---------          ---------          ---------
Corporate general and
   administrative expense              (12,869)            (4,704)           (24,366)           (19,110)
                                     ---------          ---------          ---------          ---------
Goodwill amortization
   Power                                  --                 --                 --                 --
   Infrastructure & Mining                (599)              --                 (798)               (20)
   Industrial/Process                      (63)              --                  (63)              --
   Government                           (3,448)            (3,616)           (10,694)            (6,706)
   Petroleum & Chemicals                  --                 --                 --                 --
   Corporate and other                  (9,211)              (489)           (10,053)            (1,674)
                                     ---------          ---------          ---------          ---------
Total goodwill amortization            (13,321)            (4,105)           (21,608)            (8,400)
                                     ---------          ---------          ---------          ---------
Integration and merger costs           (10,056)              --              (10,056)              --
                                     ---------          ---------          ---------          ---------
Operating income (loss)
   Power                                12,963                408             14,962              1,638
   Infrastructure & Mining              11,055             12,119             33,930             32,491
   Industrial/Process                   14,437              3,369             26,568             12,190
   Government                            4,670             12,038             19,426             22,733
   Petroleum & Chemicals                 1,287               --                1,287               --
   Corporate and other                 (32,986)            (4,994)           (46,578)           (19,668)
                                     ---------          ---------          ---------          ---------
Total operating income               $  11,426          $  22,940          $  49,595          $  49,384
                                     =========          =========          =========          =========

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

8.   FINANCING ACTIVITIES

     Long-term debt consisted of the following:

                                                               (UNAUDITED)
                                                            SEPTEMBER 1, 2000  DECEMBER 3, 1999
                                                            -----------------  ----------------
Senior secured credit facilities                               $400,000            $   --
Senior unsecured notes, net of unamortized discount             297,818                --
Unsecured revolving credit facilities                              --               100,000
                                                               --------            --------
                                                                697,818             100,000
Less current portion                                              4,000                --
                                                               --------            --------
Net long-term debt                                             $693,818            $100,000
                                                               ========            ========


     Maturities of long-term debt at September 1, 2000 were as follows:

2001                $  4,000
2002                   4,000
2003                   4,000
2004                   4,000
2005                   4,000
Thereafter           673,818
                    --------
                    $693,818
                    ========

CREDIT FACILITIES AND ACQUISITION FINANCING:

     Prior to the acquisition of the RE&C businesses, the Corporation had uncollateralized revolving credit facilities providing an aggregate borrowing capacity of $325,000, of which $99,900 was outstanding at June 2, 2000. On July 7, 2000, in order to finance such acquisition, refinance such existing revolving credit facilities, fund working capital requirements and pay related fees and expenses, the Corporation (i) obtained new senior secured credit facilities, providing for an aggregate of $1,000,000 of term loans and revolving borrowing capacity (the "New Credit Facilities") and (ii) issued and sold $300,000 aggregate principal amount of senior notes due July 1, 2010 (the "Senior Notes"). The terms of the New Credit Facilities and Senior Notes are briefly summarized below:

     NEW CREDIT FACILITIES: The New Credit Facilities provide for, on the terms and subject to the conditions thereof, (i) two senior secured term loan facilities in an aggregate principal amount of up to $500,000, including a multi-draw Tranche A term loan facility in an aggregate principal amount of $100,000 that matures July 7, 2005 and a Tranche B term loan facility in an aggregate principal amount of $400,000 that matures July 7, 2007, and (ii) a five-year senior secured revolving credit facility in an aggregate principal amount of up to $500,000, all of which is available in the form of letters of credit. Initial borrowings under the New Credit Facilities totaled $400,000, representing the full amount available under the Tranche B term loan facility. The initial borrowing rate under the Tranche B term loan facility is the applicable LIBOR or base rate plus an additional margin, currently at 3.25% and 2.25%, respectively. The effective interest rate was 9.87% at September 1, 2000. The additional margins, which are determined based on an agreed pricing grid, may increase or decrease from time to time as the ratio of debt to EBITDA (as such term is defined) increases or decreases. The credit agreement under which the New Credit Facilities were made available contains affirmative, negative and financial covenants and specifies events of default which are typical for a credit agreement governing credit facilities of the size, type and tenor of the New Credit Facilities. Among the covenants are those limiting the ability of the Corporation and certain of its subsidiaries to incur debt or liens, provide guarantees, make investments and pay dividends or repurchase shares. On October 5, 2000, the Corporation terminated the Tranche A term loan facility due to its determination that near term borrowing capacity is sufficient and to eliminate ongoing related commitment fees.

     SENIOR NOTES: The Senior Notes are unsecured senior obligations that mature on July 1, 2010. Interest on the Senior Notes is payable semiannually in arrears on January 1 and July 1, commencing January 1, 2001. The Senior Notes were sold in a private offering to qualified institutional buyers. Under a registration rights agreement for the benefit of the holders of the Senior Notes, the Corporation is required to offer to exchange the Senior Notes for new Senior Notes that are registered under the Securities Act of 1933. The Senior Notes provide for additional interest to the extent and for the period that the registration process is not completed within the specified periods. The Senior Notes accrued interest at a rate of 11% per annum through September 20, 2000, and currently accrue interest at 11.5% per annum. They will continue at that rate until the Corporation fully complies with the registration requirements of the registration rights agreement, subject to a further increase in interest rate of .5% per annum from and after December 20, 2000, until the registration process is completed. At that time, the Senior Notes will again accrue interest at the annual rate of 11%. The Senior Notes rank equally with the Corporation's existing and future senior unsecured indebtedness. The Senior Notes effectively rank junior to all of the Corporation's secured indebtedness and to all liabilities of the subsidiaries of the Corporation that are not guarantors of the Senior Notes. The Senior Notes rank senior to any future subordinated indebtedness of the Corporation. The Senior Notes are guaranteed on a senior basis by certain subsidiaries of the Corporation. The indenture under which the Senior Notes were issued contains affirmative, restrictive and financial covenants and specifies events of default which are typical for an indenture governing an issue of high-yield senior unsecured notes. Among the covenants are those limiting the ability of the Corporation and certain of its subsidiaries to incur debt or liens, provide guarantees, make investments and pay dividends or repurchase shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS QUARTERLY REPORT ON FORM 10-Q AND OTHER REPORTS AND STATEMENTS FILED BY WASHINGTON GROUP INTERNATIONAL, INC. (FORMERLY MORRISON KNUDSEN CORPORATION) (THE "CORPORATION") FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION (COLLECTIVELY, "SEC FILINGS") CONTAIN OR MAY CONTAIN FORWARD-LOOKING STATEMENTS. WHEN USED IN SEC FILINGS, THE WORDS "MAY," "WILL," "ANTICIPATE," "BELIEVE," "ESTIMATE," "EXPECT," "FUTURE," "INTEND," "PLAN," "COULD," "SHOULD," "POTENTIAL" OR "CONTINUE" OR THE NEGATIVE OR OTHER VARIATIONS THEREOF, AS WELL AS OTHER STATEMENTS REGARDING MATTERS THAT ARE NOT HISTORICAL FACT, ARE OR MAY CONSTITUTE FORWARD-LOOKING STATEMENTS. IN PARTICULAR, STATEMENTS RELATING TO THE ONGOING REVIEW OF EXISTING CONTRACTS ACQUIRED IN CONNECTION WITH THE ACQUISITION OF THE RAYTHEON ENGINEERS & CONSTRUCTORS BUSINESSES ("RE&C BUSINESSES"), THE PRELIMINARY ALLOCATIONS OF PURCHASE PRICE PAID IN THE ACQUISITION, AWARDS OF NEW CONTRACTS, ESTIMATES OF FUTURE CAPITAL EXPENDITURES, EXPECTATIONS WITH RESPECT TO THE IMPACT OF CONTINGENCIES, AND LIQUIDITY ARE FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS ARE NECESSARILY BASED ON VARIOUS ASSUMPTIONS AND ESTIMATES AND ARE INHERENTLY SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES INCLUDING, IN ADDITION TO ANY RISKS AND UNCERTAINTIES DISCLOSED IN THE TEXT SURROUNDING SUCH STATEMENTS OR ELSEWHERE IN THE SEC FILINGS, THE FUTURE RESULTS OF THE ONGOING REVIEW OF CONTRACTS ACQUIRED WITH THE RE&C BUSINESSES AS DESCRIBED HEREIN, THE SUCCESSFUL INTEGRATION OF THE RE&C BUSINESSES, RISKS AND UNCERTAINTIES RELATING TO THE POSSIBLE INVALIDITY OF THE UNDERLYING ASSUMPTIONS AND ESTIMATES AND POSSIBLE CHANGES OR DEVELOPMENTS IN SOCIAL, ECONOMIC, BUSINESS, INDUSTRY, MARKET, LEGAL AND REGULATORY CIRCUMSTANCES AND CONDITIONS AND ACTIONS TAKEN OR OMITTED TO BE TAKEN BY THIRD PARTIES, INCLUDING THE CORPORATION'S CUSTOMERS, SUPPLIERS, BUSINESS PARTNERS AND COMPETITORS AND LEGISLATIVE, REGULATORY, JUDICIAL AND OTHER GOVERNMENTAL AUTHORITIES AND OFFICIALS. SHOULD THE CORPORATION'S ASSUMPTIONS OR ESTIMATES PROVE TO BE INCORRECT, OR SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, ACTUAL AMOUNTS, RESULTS, EVENTS AND CIRCUMSTANCES MAY VARY SIGNIFICANTLY FROM THOSE REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS.

OVERVIEW

     The acquisition of the RE&C businesses on July 7, 2000 discussed below doubled the size of the Corporation in terms of revenues and backlog. As a result, management believes the historical information presented in this Quarterly Report on Form 10-Q does not purport to represent what the Corporation's results of operations, financial position or cash flows would have been for the historical periods presented had the Corporation in fact owned the acquired businesses for those periods, and is not indicative of the results of operations, financial position or cash flows the Corporation may report in the future. Furthermore, as described under "Recent Developments - Acquisition of Raytheon Engineers & Constructors," the Corporation has not yet completed its review of existing contracts that were acquired or made a final allocation of the purchase price to the net assets that were acquired. Accordingly, it is not possible to predict the final conclusions that will be reached upon completion of the ongoing review or the resulting impact of its conclusions and allocation of purchase price on results of operations or cash flows for future periods or financial condition at future dates.

RECENT DEVELOPMENTS

ACQUISITION OF RAYTHEON ENGINEERS & CONSTRUCTORS:

     On July 7, 2000, pursuant to a Stock Purchase Agreement, dated as of April 14, 2000 (the "Stock Purchase Agreement"), among Raytheon Company ("Raytheon"), Raytheon Engineers & Constructors International, Inc., a wholly-owned subsidiary of Raytheon ("RECI" and, together with Raytheon, the "Sellers"), and the Corporation, the Corporation purchased the capital stock of the subsidiaries of RECI (the "RECI Subsidiaries") and certain other assets of RECI and assumed certain liabilities of RECI. Prior to such purchase, RECI provided engineering, design, procurement, construction, operation, maintenance and other services on a worldwide basis, and reported annual revenues of approximately $2,700 million for the year ended December 31, 1999.

     The purchase price paid at the closing of the acquisition ("Closing") for the capital stock and other assets purchased ("RE&C businesses") was $53 million in cash and the assumption of net liabilities estimated by the

Sellers of approximately $450 million. The cash portion of the purchase price paid at Closing was calculated based on the estimated amount of the April 30, 2000 Adjusted Non-Current Net Assets and Adjusted Net Working Capital (as such terms are defined in the Stock Purchase Agreement) acquired by the Corporation. The respective amounts of Adjusted Non-Current Net Assets and Adjusted Net Working Capital are subject to post-Closing finalization (including an audit by independent accountants) and related adjustments to the price paid at Closing. In addition, the Corporation paid the Sellers $83 million representing the net amount of cash advanced or paid by the Sellers for the use or benefit of the purchased business between April 30, 2000 and Closing.

     The Stock Purchase Agreement provided that RECI would retain all non-restricted cash and cash equivalents held by RECI and the RECI Subsidiaries as of the close of business on April 30, 2000 ("Cut-Off Date Cash Balances"). At Closing, for purposes of administrative convenience, the RECI Subsidiaries retained all cash held by them, and the Corporation paid to the Sellers approximately $30.8 million, which amount is subject to post-Closing verification by the Corporation and adjustment in the event such amount is not equal to the Cut-Off Date Cash Balances held by RECI Subsidiaries.

     RECI retained, among other assets, all of RECI's interest in and rights with respect to specified contracts. In addition, with respect to four specified construction projects, the Stock Purchase Agreement contemplated that the contracts relating to such projects would be transferred to RECI and the Sellers, and the RECI Subsidiaries would enter into subcontracts pursuant to which the RECI Subsidiaries would perform, on a cost-reimbursed basis, all of RECI's obligations under such contracts. Because the customer consents required to transfer such contracts to RECI had not been received as of Closing, such RECI Subsidiaries remain the contract party and continue to be directly obligated to the customers and other third parties under the contracts relating to such four projects. However, at Closing, the Corporation, the Sellers and certain of the RECI Subsidiaries entered into agreements to transfer the benefits and burdens of such contracts to the Sellers, to make the Sellers the real parties in interest with respect to those contracts and to otherwise effect the arrangements contemplated by the Stock Purchase Agreement. Under the agreements entered into at Closing, the Corporation has agreed to cause the RECI Subsidiaries to complete the four specified projects for the Sellers' account, and the Sellers have agreed to reimburse the costs incurred by the Corporation and the RECI Subsidiaries in doing so and to share equally with the Corporation any positive variance between actual costs and estimated costs. The Sellers have agreed to indemnify the Corporation against any losses, claims or liabilities under the contracts relating to such projects, except losses, claims or liabilities resulting from the gross negligence or willful misconduct of the Corporation (against which the Corporation will indemnify the Sellers).

     As part of the acquisition of the RE&C businesses, the Corporation undertook a comprehensive review of existing contracts that were acquired for the purpose of making a preliminary allocation of the acquisition price to the net assets acquired. As part of this review, the Corporation is evaluating, among other matters, estimates of the cost at completion for long-term contracts in process as of the acquisition date ("Acquisition Date EAC's"). During this process, information has come to the attention of management that has raised questions as to whether the Acquisition Date EAC's need to be adjusted significantly. The review process involves the analysis of an extensive amount of supporting data and requires time consuming and careful analysis of construction projects in various stages of completion. The Corporation has sought the assistance of the Sellers in understanding the historical pre-acquisition accounting data of the RECI Subsidiaries relating to the contracts involved.

     In preparing the unaudited consolidated financial information as of September 1, 2000, the Corporation has used the most recent information and estimates available from the ongoing review described above. Current information available to the Corporation indicates that the Acquisition Date EAC's appear to require substantial adjustment. As a result, the Corporation has reduced the net assets relating to long-term contracts in the preliminary purchase price allocation by approximately $325 million from similar amounts set forth in the historical pre-acquisition accounting data of the RECI Subsidiaries. The Corporation also has made reductions in net contract assets in the preliminary purchase price allocation of approximately $225 million. These further reductions result from (1) application of the Corporation's method of determining progress for contracts in process and (2) adjustment of contract balances to fair value in order to allow for a reasonable profit margin for completing contracts in process. The preliminary allocation has resulted in cost increases of net assets acquired (goodwill) of $1,181 million being recorded.

     The Corporation will adjust the preliminary allocation, as necessary, based upon remaining procedures to be undertaken during the latter stages of the review, including receipt of input from the Sellers. Moreover, the Stock Purchase Agreement provides for preparation of a balance sheet in accordance with the terms and conditions of the agreement. The agreement further provides that if the Corporation and the Sellers do not agree on this balance sheet, any disputed items shall be submitted to a recognized independent firm of accountants for binding resolution. Given the nature of the matters involved, it is possible that during the period of the review or as a result of the contract adjustment provision described above, there will be further adjustments to the balances set forth herein. Substantial progress has been made in completing the review, but management cannot presently determine the final conclusions that will be reached, the impact such conclusions will have on the determination and allocation of the final purchase price or the resulting impact of those determinations and allocations on the operating results for periods subsequent to acquisition.

     Because the Corporation cannot yet determine the final impact of the matters discussed above on pro forma adjustments that would be appropriate for the nine month periods ended September 1, 2000 and August 27, 1999, it has not presented unaudited pro forma consolidated results of operations of the Corporation as if the acquisition of the Westinghouse businesses and RE&C businesses had taken place on December 1, 1998.

ACQUISITION FINANCING:

     On July 7, 2000, in order to finance the acquisition of the RE&C businesses, refinance the Corporation's existing bank credit facilities, fund working capital requirements and pay related fees and expenses, the Corporation
(i) obtained new senior secured credit facilities, providing for an aggregate of $1.0 billion of term loans and revolving borrowing capacity (the "New Credit Facilities") and (ii) issued and sold $300.0 million aggregate principal amount of senior notes due July 1, 2010 (the "Senior Notes").

RESULTS OF OPERATIONS
QUARTER AND NINE MONTHS ENDED SEPTEMBER 1, 2000 COMPARED TO
THE QUARTER AND NINE MONTHS ENDED AUGUST 27, 1999

                                                          QUARTER ENDED                       NINE MONTHS ENDED
(IN MILLIONS)                                 SEPTEMBER 1, 2000   AUGUST 27, 1999   SEPTEMBER 1, 2000    AUGUST 27, 1999
                                              -----------------   ---------------   -----------------    ---------------
Revenue                                          $  898.8           $  595.4           $  2,051.3           $  1,584.6
Gross profit                                         47.7               31.7                105.6                 76.9
General and administrative expenses                 (12.9)              (4.7)               (24.4)               (19.1)
Goodwill amortization                               (13.3)              (4.1)               (21.6)                (8.4)
Integration and merger costs                        (10.1)               --                 (10.1)                 --
Investment income                                     4.4                 .5                  5.8                  2.7
Interest expense                                    (12.9)              (1.7)               (17.7)                (4.7)
Other income (expense), net                            .7               (1.4)                 1.4                 10.4
Income before income tax and minority
   interests                                          3.7               20.3                 39.1                 57.7
Income tax expense                                   (1.8)              (7.3)               (15.5)               (21.5)
Minority interests                                   (2.7)               (.8)                (3.5)                (1.3)
Net income (loss)                                     (.7)              12.3                 20.0                 35.0
                                              -----------------   ---------------   -----------------    ---------------

REVENUE AND GROSS PROFIT:

     Revenue for the quarter and nine months ended September 1, 2000 increased 51% and 29% to $898.8 million and $2,051.3 million, respectively, from the comparable periods of 1999. Revenue for the third quarter increased due to the acquisition of the RE&C businesses. Excluding the RE&C businesses, revenue declined 11% in the third quarter 2000 from the same period in 1999. The decline resulted from a 22% increase in Industrial/Process projects, offset by a 30% decline in revenue in Government from a reduction in scope of three remediation contracts and a 17% decline in Infrastructure & Mining from the completion of several heavy civil projects. The Westinghouse businesses and the concurrent formation of the Corporation's Westinghouse Government Services Group ("WGSG") on March 22, 1999 also had a significant increase on revenue for the nine months ended September 1, 2000. The results of operations for WGSG are included in the Corporation's results of operations for the nine months ended September 1, 2000 but were absent for the period December 1, 1998 to March 21, 1999.

     Gross profit increased $15.9 million and $28.7 million for the quarter and nine months ended September 1, 2000 primarily due to the addition of the RE&C businesses, improved performance-based incentives earned in Government and improved performance on a number of heavy civil, mining and international projects in Infrastructure & Mining. The Corporation's gross profit as a percent of revenue was 5.3% and 5.1% for the quarter and nine months ended September 1, 2000, respectively, and 5.3% and 4.9% for the comparable period of 1999. The third quarter of 2000 included charges on two contracts of $22.5 million offset by an insurance recovery of $4.5 million for a pretax charge of $(18.0) million.

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

     At September 1, 2000, backlog of $6,673 million was comprised of $2,595 million (39%) from fee-type contracts and $4,078 million (61%) from fixed-price contracts and the Corporation's share from mining ventures.

GENERAL AND ADMINISTRATIVE EXPENSE:

     General and administrative expense of $12.9 million and $24.4 million for the quarter and nine months ended September 1, 2000 increased $8.2 million and $5.3 million from the comparable periods of 1999. The increases in the quarter relate to the general and administrative costs for the RE&C businesses and increased information systems costs. The nine months ended August 27, 1999 included costs for key executive retirement and key executive recruitment.

GOODWILL AMORTIZATION:

     Amortization of cost in excess of net assets acquired ("goodwill") for the quarter and nine months ended September 1, 2000 was $13.3 million and $21.6 million, an increase of $9.2 million and $13.2 million, respectively, from the comparable periods of 1999. The increases are due to the amortization of goodwill arising from the acquisition of the Westinghouse businesses, which amortization began on March 22, 1999, the date of acquisition, and the amortization of goodwill arising from the acquisition of the RE&C businesses, which amortization began on July 7, 2000, the date of acquisition. The goodwill arising from the acquisition of the RE&C businesses will not be finally determined until, among other things, the Corporation completes the review described under "Recent Developments - Acquisition of Raytheon Engineers & Constructors."

INTEGRATION AND MERGER COSTS:

     During the third quarter ended September 1, 2000, the Corporation wrote off $3.3 million of deferred bank fees related to the revolving credit facilities that were refinanced and incurred $4.2 million for comitment, administrative and bank fees for an unused bridge loan facility in connection with the July 7, 2000 purchase of the RE&C businesses and the related acquisition financing and refinancing of the Corporation's prior lines of credit.

INVESTMENT INCOME:

     Investment income for the quarter and nine months ended September 1, 2000 increased $3.9 million and $3.1 million, respectively, from the comparable periods in 1999 as a result of the investment of excess funds derived from the financing for the acquisition of the RE&C businesses.

INTEREST EXPENSE:

     Interest expense increased $11.2 million and $13.0 million for the quarter and nine months ended September 1, 2000, respectively, from the comparable periods of 1999 which reflects the increase in borrowings and the increase in borrowing rates related to the acquisition of the RE&C businesses.

OTHER INCOME (EXPENSE), NET:

     Other income (expense) was $.7 million and $1.4 million for the quarter and nine months ended September 1, 2000 compared to $(1.4) million for the quarter and $10.4 million for the nine months ended August 27, 1999. The second quarter of 1999 included pretax gains of $2.3 million and $6.4 million from the respective sales of a foreign non-core subsidiary of Old MK and a domestic concrete and aggregate business. During the first quarter of 1999, the Corporation recognized a $2.2 million gain resulting from the favorable resolution of certain contingencies relating to the sale of a former subsidiary of Old MK.

INCOME TAX EXPENSE:

     The effective tax rate for the quarter and nine months ended September 1, 2000 was 47.5% and 39.7% compared to 35.7% and 37.3% for the comparable periods of 1999 due to a slightly higher proportion of non-deductible expenses to pretax income. For 1999, the Corporation realized a reduction in the effective tax rate due to the eligibility of foreign tax credits from prior years.

MINORITY INTERESTS:

     Minority interests in the income of consolidated subsidiaries for the quarter and nine months ended September 1, 2000 increased to $2.7 million and $3.5 million, respectively, compared to $.8 million and $1.3 million for the quarter and nine months ended August 27, 1999 due to an increase in income from the Westinghouse businesses, which were acquired on March 22, 1999. Minority interests consist of the 40% minority interest of BNFL Nuclear Services, Inc. in the income of WGSG and a 35% minority interest in the income of Safe Sites of Colorado, LLC, a subsidiary of WGSG.

OPERATING SEGMENT RESULTS
(IN MILLIONS)

                                                   QUARTER ENDED                                     NINE MONTHS ENDED
REVENUE                                 SEPTEMBER 1,              AUGUST 27,              SEPTEMBER 1,               AUGUST 27,
QUARTER AND NINE MONTHS ENDED               2000                     1999                     2000                       1999
                                        ------------              ----------              ------------               ----------
Power                                    $   180                   $    15                  $   221                   $    32
Infrastructure & Mining                      218                       196                      609                       567
Industrial/Process                           233                       151                      576                       475
Government                                   234                       233                      612                       510
Petroleum & Chemicals                         35                      --                         35                      --
Intersegment and other                        (1)                     --                         (2)                     --
                                         -------                   -------                  -------                   -------
Total revenue                            $   899                   $   595                  $ 2,051                   $ 1,584
                                         =======                   =======                  =======                   =======


                                                    QUARTER ENDED                   NINE MONTHS ENDED
OPERATING INCOME                            SEPTEMBER 1,      AUGUST 27,       SEPTEMBER 1,      AUGUST 27,
QUARTER AND NINE MONTHS ENDED                   2000            1999              2000             1999
                                            ------------     ----------       -------------     -----------
Power                                         $  13             $   1             $  15             $   2
Infrastructure & Mining                          12                12                35                33
Industrial/Process                               15                 3                27                12
Government                                        8                16                30                29
Petroleum & Chemicals                             1              --                   1              --
Intersegment and other                           (1)             --                  (2)                1
                                              -----             -----             -----             -----
Total segment operating income                   48                32               106                77
                                              -----             -----             -----             -----
General and administrative expense              (13)               (5)              (24)              (19)
                                              -----             -----             -----             -----
Total goodwill amortization                     (14)               (4)              (22)               (9)
                                              -----             -----             -----             -----
Integration and merger costs                    (10)             --                 (10)             --
                                              -----             -----             -----             -----
Total operating income                        $  11             $  23             $  50             $  49
                                              =====             =====             =====             =====

POWER:

     Revenue for the quarter and nine months ended September 1, 2000 were $180 million and $221 million, respectively, increases of $165 million and $189 million, respectively, compared to the quarter and nine months ended August 27, 1999. The increase in revenue for the quarter and nine months was due principally to the acquisition of the RE&C businesses.

     Gross profit for the quarter and nine months ended September 1, 2000 were $13.0 million and $15.0 million, respectively, increases of $12.6 million and $13.3 million, respectively, compared to the quarter and nine months ended August 27, 1999. The increase in gross profit for the quarter and nine months was principally from the acquisition of the RE&C businesses. Included in the third quarter of 2000 was a $7.5 million loss recorded on a power project that was near completion. The gross profit rates for the quarter and nine months ended September 1, 2000 were 7.2% and 6.8%, respectively, compared to 2.8% and 5.1% for the same periods in 1999.

     New work booked for the quarter and nine months ended September 1, 2000 were $27 million and $72 million, respectively. Backlog at September 1, 2000 was $1,644 million, an increase of $1,378 million compared to August 27, 1999. Of the increase, $1,378 million was attributable to the addition of the RE&C businesses.

INFRASTRUCTURE & MINING:

     Revenue for the quarter and nine months ended September 1, 2000 were $218 million and $609 million, respectively, increases of $22 million and $42 million, respectively, compared to the quarter and nine months ended August 27, 1999. The increase in revenue for the quarter was due principally to the acquisition of the RE&C businesses, which provided $56 million in the quarter and nine months ended September 1, 2000. Excluding the RE&C businesses, revenues declined by $33 million from third quarter 1999 reflecting lower revenues from heavy civil construction projects.

     Gross profit for the quarter and nine months ended September 1, 2000 were $11.7 million and $34.7 million, respectively, a decline of $.4 million and an increase of $2.2 million, respectively, compared to the quarter and nine months ended August 27, 1999. Gross profit rates for the quarter and nine month period ended September 1, 2000 were 5.3% and 5.7%, respectively, compared to 6.2% and 5.7% for the same periods in 1999. Third quarter of 1999 included the settlement of a royalty issue of $3.2 million. The nine months ended September 1, 2000 includes a second quarter $4.0 million settlement on an international contract and an elimination of $3.9 million provision for loss related to a fixed-price contract.

     New work booked for the quarter and nine months ended September 1, 2000 were $169 million and $503 million. Backlog at September 1, 2000 was $2,247 million, an increase of $799 million from August 27, 1999. Of the increase, $781 million was attributable to the addition of the RE&C businesses.

INDUSTRIAL/PROCESS:

     Revenue for the quarter and nine months ended September 1, 2000 were $233 million and $576 million, respectively, increases of $82 million and $101 million, respectively, compared to the quarter and nine months ended August 27, 1999. The increase in revenue for the quarter was due principally to the acquisition of the RE&C businesses.

     Gross profit for the quarter and nine months ended September 1, 2000 were $14.5 million and $26.6 million, respectively, increases of $11.1 million and $14.4 million, respectively, compared to the quarter and nine months ended August 27, 1999. Increases in gross profit for the quarter and nine months were primarily from the acquisition of the RE&C businesses. The third quarter of 2000 included a $4.5 million positive insurance settlement. Gross profit rates for the quarter and nine months ended September 1, 2000 were 6.2% and 4.6%, respectively, compared to 2.2% and 2.6% for the same periods in 1999.

     New work booked for the quarter and nine months ended September 1, 2000 were $176 million and $590 million, respectively. Backlog at September 1, 2000 was $715 million, an increase of $218 million compared to August 27, 1999. Of the increase, $188 million was attributable to the addition of the RE&C businesses.

GOVERNMENT:

     Revenue for the quarter and nine months ended September 1, 2000 were $234 million and $612 million, respectively, increases of $1 million and $102 million, respectively, compared to the quarter and nine months ended August 27, 1999. The increase in revenue for the nine month period was due principally to the acquisition of the Westinghouse businesses on March 22, 1999.

     Gross profit for the quarter and nine months ended September 1, 2000 were $8.1 million and $30.1 million, respectively, a decrease of $7.5 million and an increase of $.7 million, respectively, compared to the quarter and nine months ended August 27, 1999. Gross profit rates for the quarter and nine months ended September 1, 2000 were 3.5% and 4.9%, respectively, compared to 6.7% and 5.8% for the same periods in 1999. The quarter and nine months ended September 1, 2000 included a charge on a construction contract of $15.0 million. Excluding the charge, strong performance resulted from improved performance-based incentives partially offset by higher bid and proposal costs.

     New work booked for the quarter and nine months ended September 1, 2000 were $76 million and $257 million, respectively. Backlog at September 1, 2000 was $1,635 million, an increase of $634 million compared to August 27, 1999. Of the increase, $788 million was attributable to the addition of the RE&C businesses.

PETROLEUM & CHEMICALS:

     The Corporation had no revenue or gross profit from this segment except that which it acquired in the purchase of the RE&C businesses. Accordingly, revenue for the quarter and nine months ended September 1, 2000 was $35 million. Gross profit for the quarter and nine months ended September 1, 2000 was $1.3 million. Gross profit rates for the quarter and nine months ended September 1, 2000 were 3.7%.

     New work booked for the quarter and nine months ended September 1, 2000 was $3 million. Backlog at September 1, 2000 was $432 million.

INTERSEGMENT AND OTHER:

     Intersegment and other consists primarily of the results of operations of the Corporation's captive self-insurance subsidiary and goodwill amortization associated with the acquisition of Old MK.

SEGMENT NEW WORK

     Information relating to new work, which represents additions to backlog for a period, is presented below:

(IN MILLIONS)                              QUARTER ENDED                       NINE MONTHS ENDED
                                   SEPTEMBER 1,       AUGUST 27,         SEPTEMBER 1,       AUGUST 27,
QUARTER AND NINE MONTHS ENDED         2000              1999                2000              1999
                                   ------------       ----------         ------------       ----------
Power                              $    27            $   111            $    72            $   157
Infrastructure & Mining                169                247                503                540
Industrial/Process                     176                128                590                474
Government                              76                258                257                312
Petroleum & Chemicals                    3               --                    3                 (1)
                                   -------            -------            -------            -------
Total new work                     $   451            $   744            $ 1,425            $ 1,482
                                   =======            =======            =======            =======

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

LIQUIDITY AND CAPITAL RESOURCES (IN THOUSANDS)          SEPTEMBER 1, 2000        AUGUST 27, 1999
                                                        -----------------        ---------------
Cash and cash equivalents
   Beginning of period                                    $ 29,640                  $ 67,054
   End of period                                           372,114                    38,466

                                                                    NINE MONTHS ENDED
                                                         SEPTEMBER 1, 2000        AUGUST 27, 1999
                                                         -----------------        ---------------
Net cash provided (used) by:
   Operating activities                                   $ (50,826)                  $   9,455
   Investing activities                                    (176,661)                   (121,052)
   Financing activities                                     569,961                      83,009


     Cash and cash equivalents increased $342.5 million to $372.1 million at September 1, 2000 from $29.6 million at December 3, 1999. The increase reflects net cash used by operating activities and investing activities of $50.8 million and $176.7 million, offset by net cash provided by financing activities of $570 million. The net cash used by operating activities during the nine months ended September 1, 2000 was $50.8 million compared to a net provided of $9.5 million during the same period of 1999, primarily as a result of additional construction joint-venture cash requirements and other working capital requirements relating to the acquisition of the RE&C businesses in 2000. Cash provided or used by operating activities is affected to a large degree by the mix, timing, state of completion and commercial terms of the Corporation's contracts, which are reflected in changes in net operating assets and liabilities.

     Net cash used in investing activities for the nine months ended September 1, 2000 included $152.6 million relating to the acquisition of the RE&C businesses, $23.0 million of net purchases of property and equipment and $1.0 million of net purchases of marketable securities. Net cash provided by financing activities included $569 million in proceeds from debt issued in connection with the acquisition of the RE&C businesses net of the related financing fees and payoff of the $100 million prior revolving credit facility. Cash flow for the nine months ended

August 27, 1999 reflects $123.3 million of cash consideration paid to CBS Corporation and other acquisition costs paid in connection with the acquisition of the Westinghouse businesses, net of cash acquired, $27.1 million of net purchases of property and equipment, $3.4 million of cash received for the net sales and maturities of securities available for sale and $25.9 million received from the sales of two businesses. Financing activities during the 1999 period included $100.0 million of net borrowings under the Corporation's then-existing credit facilities, $10.2 million used for the repurchase of 1,026,900 shares of the Corporation's common stock for treasury and $3.3 million of distributions paid on account of minority interests in the operations of WGSG.

     On July 7, 2000, the Corporation borrowed net proceeds of $697.8 million consisting of $400 million from the Tranche B term loan facility and $297.8 million in net proceeds from the senior unsecured notes. The proceeds were used to repay approximately $100 million outstanding under the prior credit facility, pay financing fees of approximately $29 million for the New Credit Facilities, fund the $53 million cash component of the purchase price for the RE&C businesses, the $30.8 million paid to the Sellers for cash held in the RECI Subsidiaries and the $83 million paid to the Sellers representing the net cash advanced or paid by the Sellers for the use or benefit of the purchased business between April 30, 2000 and Closing. Approximately $160 million has been used to fund permanent working capital of the RE&C businesses. The balance remains in cash and is anticipated to be used for working capital requirements of the Corporation.

     The Corporation anticipates capital expenditures during the remainder of 2000 of approximately $10 million principally for normal replacement of major construction equipment and to meet near-term equipment requirements for new work.

     In July 1999, the Corporation received authorization to repurchase, in open market transactions, block trades or otherwise up to 2 million shares of the Corporation's outstanding common stock. The Corporation also has authorization to repurchase up to 2.765 million of its warrants to purchase common stock. As of September 1, 2000, the Corporation had not repurchased any shares or warrants under the authorizations. Subject to market conditions and other factors, purchases of shares or warrants may be commenced, discontinued and resumed from time to time without prior notice. The repurchase by the Corporation of its common stock or warrants is restricted under the New Credit Facilities and the indenture relating to the Senior Notes.

CREDIT FACILITIES AND ACQUISITION FINANCING:

     Prior to the acquisition of the RE&C businesses, the Corporation had uncollateralized revolving credit facilities providing an aggregate borrowing capacity of $325 million, of which $99.9 million was outstanding at June 2, 2000. On July 7, 2000, in order to finance such acquisition, refinance such existing revolving credit facilities, fund working capital requirements and pay related fees and expenses, the Corporation (i) obtained new senior secured credit facilities, providing for an aggregate of $1,000 million of term loans and revolving borrowing capacity (the "New Credit Facilities") and (ii) issued and sold $300 million aggregate principal amount of senior notes due July 1, 2010 (the "Senior Notes"). The terms of the New Credit Facilities and Senior Notes are briefly summarized below:

     NEW CREDIT FACILITIES: The New Credit Facilities provide for, on the terms and subject to the conditions thereof, (i) two senior secured term loan facilities in an aggregate principal amount of up to $500 million, including a multi-draw Tranche A term loan facility in an aggregate principal amount of $100 million that matures July 7, 2005 and a Tranche B term loan facility in an aggregate principal amount of $400 million that matures July 7, 2007, and (ii) a five-year senior secured revolving credit facility in an aggregate principal amount of up to $500 million, all of which is available in the form of letters of credit. Initial borrowings under the New Credit Facilities totaled $400 million, representing the full amount available under the Tranche B term loan facility. The initial borrowing rate under the Tranche B term loan facility is the applicable LIBOR or base rate plus an additional margin, currently at 3.25% and 2.25%, respectively. The effective interest rate was 9.87% at September 1, 2000. The additional margins, which are determined based on an agreed pricing grid, may increase or decrease from time to time as the ratio of debt to EBITDA (as such term is defined) increases or decreases. The credit agreement under which the New Credit Facilities were made available contains affirmative, negative and financial covenants and specifies events of default which are typical for a credit agreement governing credit facilities of the size, type and tenor of the New Credit Facilities. Among the covenants are those limiting the ability of the Corporation and certain of its subsidiaries to incur debt or liens, provide guarantees, make investments and pay dividends or repurchase shares. On October 5, 2000, the Corporation terminated the Tranche A term loan facility due to its determination that near term borrowing capacity is sufficient and to eliminate ongoing related commitment fees.

     SENIOR NOTES: The Senior Notes are unsecured senior obligations that mature on July 1, 2010. Interest on the Senior Notes is payable semiannually in arrears on January 1 and July 1, commencing January 1, 2001. The Senior Notes were sold in a private offering to qualified institutional buyers. Under a registration rights agreement for the benefit of the holders of the Senior Notes, the Corporation is required to offer to exchange the Senior Notes for new Senior Notes that are registered under the Securities Act of 1933. The Senior Notes provide for additional interest to the extent and for the period that the registration process is not completed within the specified periods. The Senior Notes accrued interest at a rate of 11% per annum through September 20, 2000, and currently accrue interest at 11.5% per annum. They will continue at that rate until the Corporation fully complies with the registration requirements of the registration rights agreement, subject to a further increase in interest rate of .5% per annum from and after December 20, 2000, until the registration process is completed. At that time, the Senior Notes will again accrue interest at the annual rate of 11%. The Senior Notes rank equally with the Corporation's existing and future senior unsecured indebtedness. The Senior Notes effectively rank junior to all of the Corporation's secured indebtedness and to all liabilities of the subsidiaries of the Corporation that are not guarantors of the Senior Notes. The Senior Notes rank senior to any future subordinated indebtedness of the Corporation. The Senior Notes are guaranteed on a senior basis by certain subsidiaries of the Corporation. The indenture under which the Senior Notes were issued contains affirmative, restrictive and financial covenants and specifies events of default which are typical for an indenture governing an issue of high-yield senior unsecured notes. Among the covenants are those limiting the ability of the Corporation and certain of its subsidiaries to incur debt or liens, provide guarantees, make investments and pay dividends or repurchase shares.

     The Corporation is subject to foreign currency translation and exchange issues, primarily with regard to its mining venture, MIBRAG mbH, in Germany. At September 1, 2000, the cumulative adjustments for translation losses net of related income tax benefits was $8.1 million. The Corporation realized a pretax gain on foreign currency exchange transactions of $244 thousand for the nine months ended September 1, 2000. The Corporation endeavors to enter into contracts with foreign customers with repayment terms in U.S. currency in order to mitigate foreign exchange risk.

     The Corporation may, from time to time, pursue opportunities to complement existing operations through business combinations and participation in ventures, which may require additional financing and utilization of the Corporation's capital resources.

BACKLOG

     Backlog of all uncompleted contracts at September 1, 2000 was $6,673 million, compared with $3,328 million at December 3, 1999. New work awarded in the quarter and nine months ended September 1, 2000 totaled $450 million and $1,423 million compared with $744 million and $1,482 million for the quarter and nine months ended August 27, 1999.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
(IN THOUSANDS OF DOLLARS)

     The Corporation's exposure to market risk for changes in interest rates relates primarily to the Corporation's short- and long-term investment portfolio and debt obligations. The Corporation's short-term investment portfolio consists primarily of highly liquid instruments with maturities of one month or less. The Corporation's long-term investment portfolio consists primarily of high-quality debt instruments with maturities of less than 10 years and an average maturity of 3.5 years. These long-term instruments are held to fund potential workers compensation, general liability and auto liability obligations of the Corporation. The Corporation seeks to match the maturities of these instruments as closely as possible with the related obligations and to hold these instruments to maturity in order to minimize market risk exposure, but may, from time to time, sell them in response to market rates, needs for liquidity or changes in availability of and the yield on alternative investments. As of September 1, 2000, the Corporation had $231,784 of short-term investments classified as cash equivalents and $41,774 in its long-term investment portfolio.

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


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized


                                       WASHINGTON GROUP INTERNATIONAL, INC.
                                       (formerly Morrison Knudsen Corporation)


                                       /s/ Anthony S. Cleberg
                                       ----------------------------------
                                       Anthony S. Cleberg
                                       Executive Vice President and Chief
                                       Financial Officer, in his respective
                                       capacities as such

Date: October 23, 2000

                      WASHINGTON GROUP INTERNATIONAL, INC.
                     (FORMERLY MORRISON KNUDSEN CORPORATION)
                                  EXHIBIT INDEX

COPIES OF EXHIBITS WILL BE SUPPLIED UPON REQUEST. EXHIBITS WILL BE PROVIDED AT A FEE OF $.25 PER PAGE REQUESTED.

              EXHIBITS MARKED WITH AN ASTERISK ARE FILED HEREWITH.

EXHIBIT
NUMBER    EXHIBITS
-------   --------
10.1*     Schedule listing directors and executive officers with whom the
          Corporation has entered into Indemnification Agreements.** (The form of the Indemnification Agreement is filed as Exhibit 10.20 to the
          Corporation's Form 10-K Annual Report for fiscal year ended November
          30, 1996 and is incorporated herein by reference.)

10.2*     The Corporation's Nonqualified Stock Option Plan Agreement with Dennis
          R. Washington dated July 7, 2000.**

27.*      Financial Data Schedule.


-------------------
*    Filed herewith.
**   Management contract or compensatory plan.