Form 10-K
period 2000-12-01
WASHINGTON GROUP INTERNATIONAL INC
filed 2002-07-10
CIK 906469

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                  ANNUAL REPORT

   Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                            For the Fiscal Year Ended

                                DECEMBER 1, 2000

                         Commission File Number 1-12054


                      WASHINGTON GROUP INTERNATIONAL, INC.


                             A Delaware Corporation
                   IRS Employer Identification No. 33-0565601

                     720 PARK BOULEVARD, BOISE, IDAHO 83712
                                208 / 386-5000


--------------------------------------------------------------------------------
                  SECURITIES REGISTERED AND NUMBER OF SHARES OF
                      REGISTRANT'S COMMON STOCK OUTSTANDING
At December 1, 2000, 52,467,733 shares of the registrant's $.01 par value common stock were outstanding, and such common stock was listed on the New York Stock Exchange and registered under Section 12(b) of the Securities Exchange Act of 1934 (the "Exchange Act"). On May 14, 2001, the New York Stock Exchange suspended trading of such common stock, and on July 6, 2001 such common stock was delisted by the New York Stock Exchange. Upon such delisting, the common stock was traded in the over-the-counter market and was registered under Section 12(g) of the Exchange Act. Pursuant to the Second Amended Joint Plan of Reorganization of Washington Group International, Inc., et al., as modified and confirmed, on January 25, 2002, all of the registrant's existing equity securities, including such common stock, were canceled and extinguished, and new common stock was issued. At May 31, 2002, 25,000,000 shares of the registrant's $.01 par value common stock were outstanding; such common stock is traded in the over-the-counter market and is registered under 12(g) of the Exchange Act.

                     COMPLIANCE WITH REPORTING REQUIREMENTS
Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and has been subject to such filing requirements for the past 90 days.
/ / Yes   /X/ No


                DISCLOSURE PURSUANT TO ITEM 405 OF REGULATION S-K
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K. /X/

          AGGREGATE MARKET VALUE OF COMMON STOCK HELD BY NONAFFILIATES
At December 1, 2000, the aggregate market value of the registrant's common stock held by nonaffiliates of the registrant, based on the New York Stock Exchange closing price on December 1, 2000, was approximately $273,640,483. Shares having an aggregate market value of $172,335,247 are assumed to be held by affiliates of the registrant on such date for purposes of this calculation. The aggregate market value of the registrant's common stock held by nonaffiliates of the registrant, based on the quotation service over-the-counter closing bid price on May 31, 2002, as reported by the Pink Sheets(R) quotation service was approximately $576,250,000. There were no shares held by affiliates on such date.

                       DOCUMENTS INCORPORATED BY REFERENCE
None.

                      WASHINGTON GROUP INTERNATIONAL, INC.
                           ANNUAL REPORT ON FORM 10-K
                       FOR THE YEAR ENDED DECEMBER 1, 2000

                                TABLE OF CONTENTS

                                                                                                                       PAGE
                  Note Regarding Forward-Looking Information                                                            I-1

                  Subsequent Events                                                                                     I-2

                                     PART I

Item 1.           Business                                                                                              I-4

Item 2.           Properties                                                                                           I-15

Item 3.           Legal Proceedings                                                                                    I-16

Item 4.           Submission of Matters to a Vote of Security Holders                                                  I-17

                                     PART II

Item 5.           Market for the Registrant's Common Stock and Related Stockholder Matters                             II-1

Item 6.           Selected Financial Data                                                                              II-2

Item 7.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                                                II-3

Item 7A.          Quantitative and Qualitative Disclosure About Market Risk                                           II-21

Item 8.           Financial Statements and Supplementary Data                                                         II-22

Item 9.           Change in and Disagreements with Accountants on Accounting and
                  Financial Disclosure                                                                                II-74

                                    PART III

Item 10.          Directors and Executive Officers of the Registrant                                                  III-1

Item 11.          Executive Compensation                                                                              III-4

Item 12.          Security Ownership of Certain Beneficial Owners and Management                                      III-8

Item 13.          Certain Relationships and Related Transactions                                                      III-9

                                     PART IV

Item 14.          Exhibits, Financial Statement Schedule and Reports on Form 8-K                                       IV-1

                                   SIGNATURES

                   NOTE REGARDING FORWARD-LOOKING INFORMATION

     THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS. YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY THE USE OF TERMINOLOGY SUCH AS "MAY," "WILL," "ANTICIPATE," "BELIEVE," "ESTIMATE," "EXPECT," "FUTURE," "INTEND," "PLAN," "COULD," "SHOULD," "POTENTIAL," OR "CONTINUE," OR THE NEGATIVE OR OTHER VARIATIONS THEREOF, AS WELL AS OTHER STATEMENTS REGARDING MATTERS THAT ARE NOT HISTORICAL FACT. THESE FORWARD-LOOKING STATEMENTS INCLUDE, AMONG OTHERS, STATEMENTS CONCERNING:

     o OUR BUSINESS STRATEGY AND COMPETITIVE ADVANTAGES

     o OUR EXPECTATIONS AS TO POTENTIAL REVENUES FROM DESIGNATED MARKETS OR CUSTOMERS

     o OUR EXPECTATIONS AS TO PROFITS, CASH FLOWS, RETURN ON INVESTED CAPITAL AND NET INCOME

     o OUR EXPECTATIONS AS TO NEW WORK AND BACKLOG

     o THE MARKETS FOR OUR SERVICES AND PRODUCTS

     o OUR ANTICIPATED CAPITAL EXPENDITURES AND FUNDING REQUIREMENTS

     FORWARD-LOOKING STATEMENTS ARE ONLY PREDICTIONS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES, INCLUDING, AMONG OTHERS, THE RISKS AND UNCERTAINTIES IDENTIFIED IN THIS REPORT OR OTHER OPERATIONAL, BUSINESS, INDUSTRY, MARKET, LEGAL AND REGULATORY DEVELOPMENTS, WHICH COULD CAUSE ACTUAL EVENTS OR RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THE STATEMENTS. THE MOST IMPORTANT FACTORS THAT COULD PREVENT US FROM ACHIEVING THE EXPECTATIONS EXPRESSED INCLUDE, BUT ARE NOT LIMITED TO, OUR FAILURE TO:

     o SATISFY THE RESTRICTIVE COVENANTS IMPOSED BY OUR INDEBTEDNESS

     o RAISE SUFFICIENT WORKING CAPITAL ON ACCEPTABLE TERMS AND ON A TIMELY
       BASIS

     o MAINTAIN RELATIONSHIPS WITH KEY CUSTOMERS, PARTNERS, SURETIES AND
       SUPPLIERS

     o MANAGE AND AVOID DELAYS OR COST OVERRUNS IN EXISTING CONTRACTS

     o SUCCESSFULLY BID FOR, AND ENTER INTO, NEW CONTRACTS ON SATISFACTORY
       TERMS

     o SUCCESSFULLY NEGOTIATE CLAIMS AND CHANGE ORDERS

     o MANAGE AND MAINTAIN OUR OPERATIONS AND FINANCIAL PERFORMANCE AND THE OPERATIONS AND FINANCIAL PERFORMANCE OF OUR CURRENT AND FUTURE OPERATING SUBSIDIARIES AND JOINT VENTURES

     o NEGOTIATE ACCEPTABLE COLLECTIVE BARGAINING AGREEMENTS WITH ANY APPLICABLE UNIONS

     o RESPOND TO COMPETITORS IN OUR EXISTING AND PLANNED MARKETS

     o RESPOND EFFECTIVELY TO REGULATORY, LEGISLATIVE AND JUDICIAL DEVELOPMENTS, INCLUDING ANY LEGAL OR REGULATORY PROCEEDINGS, AFFECTING OUR EXISTING CONTRACTS, INCLUDING CONTRACTS CONCERNING ENVIRONMENTAL REMEDIATION AND RESTORATION

     o OBTAIN AND MAINTAIN ANY REQUIRED GOVERNMENTAL AUTHORIZATIONS, FRANCHISES AND PERMITS, ALL IN A TIMELY MANNER, AT REASONABLE COSTS AND ON SATISFACTORY TERMS AND CONDITIONS

     o SUCCESSFULLY IMPLEMENT OUR PLAN OF REORGANIZATION, AS MODIFIED AND CONFIRMED

     SOME OTHER FACTORS THAT MAY AFFECT OUR BUSINESSES, FINANCIAL POSITION OR RESULTS OF OPERATIONS INCLUDE:

     o ACCIDENTS AND CONDITIONS, INCLUDING INDUSTRIAL ACCIDENTS, LABOR DISPUTES, GEOLOGICAL CONDITIONS, ENVIRONMENTAL HAZARDS, WEATHER AND OTHER NATURAL PHENOMENA

     o SPECIAL RISKS OF INTERNATIONAL OPERATIONS, INCLUDING UNCERTAIN POLITICAL AND ECONOMIC ENVIRONMENTS, POTENTIAL INCOMPATIBILITIES WITH FOREIGN JOINT VENTURE PARTNERS, FOREIGN CURRENCY FLUCTUATIONS AND CONTROLS, CIVIL DISTURBANCES AND LABOR ISSUES

     o SPECIAL RISKS OF CONTRACTS WITH THE GOVERNMENT, INCLUDING THE FAILURE OF APPLICABLE GOVERNING AUTHORITIES TO TAKE NECESSARY ACTIONS TO SECURE OR MAINTAIN FUNDING FOR PARTICULAR PROJECTS WITH US, THE UNILATERAL TERMINATION OF CONTRACTS BY THE GOVERNMENT AND BEING REQUIRED TO REIMBURSE THE GOVERNMENT FOR FUNDS PREVIOUSLY RECEIVED

     o MAINTENANCE OF GOVERNMENT-COMPLIANT COST SYSTEMS

                                SUBSEQUENT EVENTS

     The deadline to timely file this report was March 1, 2001. On March 2, 2001, we filed a Form 12b-25, which delayed the deadline to file this report until March 16, 2001 and disclosed that we faced severe near-term liquidity problems, were in default under certain covenants of our senior secured credit facilities and were unable to secure performance bonds necessary to obtain new projects. We also announced that, if we were unable to obtain additional sources of cash, we may seek protection from our creditors under the U.S. Bankruptcy Code. On March 8, 2001, we announced that, as a result of a rigorous review of projects acquired in connection with our acquisition of the capital stock of certain subsidiaries of Raytheon Engineers & Constructors International, Inc. ("RECI") from RECI and Raytheon Company ("Raytheon" and, together with RECI, the "Sellers"), we believed that certain historical financial statements and unaudited pro forma condensed combined financial statements, which were previously filed as exhibits to a current report on Form 8-K filed July 13, 2000, should not be relied upon. For a more detailed discussion, see our current report on Form 8-K filed March 8, 2001, and for additional discussion of the transactions with the Sellers and their consequences, see "The Raytheon Transaction" in Item 1 of this report. The businesses that we purchased, hereinafter called "RE&C", provide engineering, design, procurement, construction, operation, maintenance and other services on a worldwide basis. On March 16, 2001, we filed a current report on Form 8-K, which stated that, despite our best efforts to timely file this report, we would delay filing this report until we would be able to accurately reflect the impact of our severe near-term liquidity problems in the financial statements and related disclosures to be included in this report. For a more detailed discussion, see our current report on Form 8-K filed March 16, 2001.

     On May 14, 2001, Washington Group International, Inc. and several but not all of its direct and indirect subsidiaries filed voluntary petitions to reorganize under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Nevada (Case No. BK-N-01-31627). The various legal entities that filed for bankruptcy are collectively referred to hereafter as the "Debtors." The individual bankruptcy cases were administered jointly. Each of the Debtors continued to operate its business and manage its property as a debtor-in-possession pursuant to sections 1107 and 1108 of the U.S. Bankruptcy Code during the pendency of the cases. For a more detailed discussion, see our current report on Form 8-K filed May 29, 2001.

     Prior to May 14, 2001, our common stock was listed on the New York Stock Exchange and traded under the ticker symbol "WNG." On May 14, 2001, the exchange suspended trading of our common stock and on July 6, 2001 our common stock was delisted by the exchange.

     Shortly after the commencement of the bankruptcy cases, the committee representing our secured lenders and Dennis R. Washington began negotiations regarding Mr. Washington's continued involvement with us during the bankruptcy cases and after our emergence from bankruptcy protection. The result of these negotiations was an agreement, embodied in our Plan of Reorganization (as defined below), providing that in exchange for Mr. Washington's agreement to render ongoing services to us and to remain as chairman of our board of directors, Mr. Washington would be granted options to purchase shares of our common stock to be issued in connection with our emergence from bankruptcy protection. For a more detailed discussion, see our current report on Form 8-K filed January 4, 2002.

     Following the commencement of the bankruptcy cases, PricewaterhouseCoopers LLP informed us that it had concluded that it was not a "disinterested person" with respect to the Debtors, and could not file an affidavit of disinterestedness before the bankruptcy court in order to continue to serve as independent public accountants of the Debtors during the pendency of the bankruptcy cases. In addition, PricewaterhouseCoopers LLP notified us that it could give no assurance that it would be able to act as our independent public accountants following the Debtors' emergence from bankruptcy protection. As a result, on October 3, 2001, we dismissed PricewaterhouseCoopers LLP and selected Deloitte & Touche LLP as our independent public accountants. For a more detailed discussion, see our current report on Form 8-K filed October 3, 2001.

     On December 21, 2001, the U.S. Bankruptcy Court for the District of Nevada entered an order confirming the Second Amended Joint Plan of Reorganization of Washington Group International, Inc., et al., as modified (the "Plan of Reorganization"). For a more detailed discussion, see our current report on Form 8-K filed January 4, 2002.

     On January 25, 2002 (the "Effective Date"), the Debtors emerged from bankruptcy protection pursuant to our Plan of Reorganization. We also entered into a $350 million, 30-month revolving credit facility to fund our working capital requirements and obtained bonding capacity to take on new projects. Under the Plan of Reorganization, on the Effective Date, all our equity securities existing prior to the Effective Date were canceled and extinguished, we issued an aggregate 25,000,000 shares of our $.01 par value common stock, we issued warrants to purchase an additional aggregate 8,520,424 shares of common stock, we filed an amended and restated certificate of incorporation and adopted amended and restated bylaws, we adopted new stock option plans and granted options under those plans for an aggregate 4,613,000 shares of common stock, including options granted to Dennis R. Washington to purchase an aggregate 3,224,100 shares of common stock, and we entered into various other agreements. For a more detailed discussion, see our current report on Form 8-K filed February 8, 2002.

     Also on the Effective Date, our board of directors was replaced by an interim board of directors pursuant to the Plan of Reorganization. This interim board of directors consisted of David H. Batchelder, H. Peter Boger, Robert A. Del Genio, Joel A. Glodowski, Stephen G. Hanks, Samuel "Skip" Victor, Dennis R. Washington and four vacancies. Pursuant to the Plan of Reorganization, the interim board of directors was replaced upon designation of the members of the initial board of directors on March 14, 2002 and April 9, 2002; these designations became effective on March 25, 2002 and April 19, 2002, respectively. The board of directors currently consists of Dennis R. Washington, David H. Batchelder, Michael R. D'Appolonia, William J. "Bud" Flanagan, C. Scott Greer, Stephen G. Hanks, William H. Mallender, Michael P. Monaco, Cordell Reed, Bettina M. Whyte and Dennis K. Williams. For a more detailed discussion, see our current reports on Form 8-K filed April 3, 2002 and April 26, 2002.

     During the pendency of the bankruptcy cases, we continued negotiations with the Sellers in respect of certain disputes related to the purchase price of RE&C. As a result of these negotiations, we reached a settlement regarding the issues and disputes between the parties, which settlement was incorporated into our Plan of Reorganization (the "Raytheon Settlement").

     Under the Raytheon Settlement, the Sellers waived any rights to distributions under the Plan of Reorganization arising from the claims they had asserted against the Debtors, and the Debtors agreed to dismiss the fraudulent conveyance adversary proceeding they filed with the bankruptcy court and the pending state court litigation against the Sellers related to our purchase of certain of the businesses of RECI, including a purchase price adjustment process and a pending arbitration. We released all claims based on any act occurring prior to the Effective Date of the Plan of Reorganization, including all claims against the Sellers, their affiliates and their directors, officers, employees, agents and specified professionals. The Sellers released all claims based on any act occurring prior to the Effective Date, including any claims related to any contracts or projects not assumed by the Debtors during the bankruptcy cases, against us and our directors, officers, employees, agents and professionals.

     Under a services agreement entered into as a part of the Raytheon Settlement, the Sellers will direct the process for resolving pre-petition claims asserted against the Debtors in the bankruptcy cases relating to any contract or project that was rejected by the Debtors and that involved some form of support arrangement from the Sellers. We agreed to assist the Sellers in settling or litigating various claims related to those rejected projects. We will also complete work as requested by the Sellers on those rejected projects, and the Sellers will reimburse us on a cost-plus basis. The Sellers have the right to pursue or settle any claims of the Debtors against project owners, contractors or other third parties with respect to those rejected projects and will retain any resulting proceeds, except that for some projects, recoveries in excess of amounts paid by the Sellers will be returned to us.

     Our new common stock currently trades in the over-the-counter market and is quoted on the Pink Sheets(R) quotation service under the ticker symbol "WGII."

     We have changed our fiscal year from a 52/53 week year ending on the Friday closest to the end of November to the Friday ending closest to the end of December. This change became effective on December 29, 2001.

     Beginning on December 29, 2001, we changed the operating units of our business. The process technology development portion of our petroleum and chemicals business is being held for sale; the remainder of the Petroleum & Chemicals operating unit has been combined with the Industrial/Process operating unit. Infrastructure & Mining has been split into two operating units:
"Infrastructure" and "Mining." The Government operating unit has been split into two operating units: "Defense" and "Energy & Environment."

     On January 25, 2002, we completed our reorganization and emerged from bankruptcy. We accounted for the reorganization using fresh-start reporting effective February 1, 2002. Accordingly, all assets and liabilities at the Effective Date were restated to reflect their reorganization value, which approximates fair value at the date of reorganization.

     We have not filed our quarterly reports on Form 10-Q for the quarters ended March 2, 2001, June 1, 2001 and August 31, 2001 and did not timely file our annual report on Form 10-K for our fiscal year ended November 30, 2001 because we needed additional time to prepare and file the financial statements and related disclosures required to be included in those reports.

     These events are discussed in greater detail in Note 3, "Acquisitions" and
Note 4, "Reorganization Case and Fresh-start Reporting" of the Notes to Consolidated Financial Statements in Item 8 of this report and in our annual report on Form 10-K for the fiscal year ended November 30, 2001, which is being filed contemporaneously with this report.

                                     PART I

ITEM 1.  BUSINESS

     Unless otherwise indicated, the terms "we," "us" and "our" refer to Washington Group International, Inc. ("WGI") and its consolidated subsidiaries, and references to 2001 are references to our fiscal year ended November 30, 2001. References to 2000 are references to our fiscal year ended December 1, 2000, references to 1999 are references to our fiscal year ended December 3, 1999, and references to 1998 are references to our fiscal year ended November 30, 1998.

     Except as otherwise indicated, the information in this report is presented as of and for the periods ended December 1, 2000 and does not reflect our reorganization, which occurred after our fiscal year ended November 30, 2001, or the impact of our reorganization. Thus, although much of the information in this report is stated in the present tense, unless otherwise indicated, that information is not or may not be representative of our current business, properties, legal proceedings or financial position. Because of the material impact of the reorganization on our business and financial statements, the information in this report is of limited relevance and does not include, except by reference to our subsequent filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934 that are identified in this report, the information that is required for an understanding of our current business, financial condition, prospects and outlook. Accordingly, this report should be read in conjunction with the various reports we have filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934 since November 30, 2001 and, in particular, our quarterly report on Form 10-Q for the quarter ended March 29, 2002, and our annual report on Form 10-K for the fiscal year ended November 30, 2001, which are being filed contemporaneously with this report.

     Our principal executive offices are located at 720 Park Boulevard, Boise, Idaho 83712. Our telephone number is (208) 386-5000. Our website address is http://www.wgint.com. The information on our website is not incorporated into, and is not part of, this report.

GENERAL

     We are an international provider of a broad range of design, engineering, construction, construction management, facilities and operations management, environmental remediation and mining services. We offer our various services separately or as part of an integrated package throughout the life cycle of a customer's project:

     o In providing engineering and design services, we are involved in the conceptualization and planning stages of projects that are part of our customers' overall capital programs. We develop the physical designs and determine the technical specifications. We also devise project configurations to maximize both construction and operating efficiency.

     o As a contractor, we are responsible for the construction and completion of each contract in accordance with its specifications and contracting terms (primarily schedule and total cost). In this capacity, we often manage the procurement of materials, subcontractors and craft labor. Depending on the project, we may function as the primary contractor or as a subcontractor to another firm.

     o On some projects, we function as a construction manager, engaged by the customer to oversee another contractor's compliance with design specifications and contracting terms.

     o Under operations and maintenance contracts, we provide repair, renovation, predictive and preventive services to customer facilities worldwide. We also offer other "light" facility services, such as cleaning and grounds keeping. In addition, we provide inventory and product logistics for manufacturing plants, information technology support, equipment servicing and tooling changeover support.

     On some projects, particularly those of significant size and requiring specialized technology or know-how, we partner with other firms, both to increase our opportunity to win the contract and to manage development and execution risk. Partners may include specialized process engineering firms, other contractors or equipment manufacturers. These partnerships may be structured as joint ventures or consortia, with each participating firm having an economic interest relative to the scope of its work.

     We enter into three basic types of contracts with our customers:

     o Under a "fixed-price" contract, we provide the customer a total project or per-unit cost, subject to project circumstances and changes in scope. We commonly refer to contracts under which the total project cost is determined up front as "lump-sum" contracts. Plant and facility construction projects are typically awarded on a lump-sum basis. We follow strict guidelines in bidding for and entering into fixed-price contracts.

     o Under a "fixed-unit-price" contract, the customer pays us for labor, overhead, equipment rentals or other costs at fixed rates as each unit of work is performed. Large infrastructure projects are typically awarded on a fixed-price per-unit basis.

     o Under a "cost-type" contract, a customer reimburses us for the costs that we incur (primarily materials, labor, overhead and subcontractor services), plus a predetermined fee. The fee portion of the contract may equal a percentage of the costs incurred or may be based on the achievement of specific performance incentives. The fee portion may also be subject to a maximum. Engineering, construction management and environmental and hazardous substance remediation contracts, including most of our work for U.S. government customers, are typically awarded pursuant to a cost-type contract.

     Many fixed-price contracts require the contractor to provide a surety bond to its customer. This general industry practice provides indemnification to the customer if the contractor fails to perform its obligations. Surety companies consider factors such as capitalization, available working capital, past performance and management expertise to determine the amount of bonds they are willing to issue to a particular engineering and construction firm.

BACKGROUND

     We were originally incorporated in Delaware on April 28, 1993 under the name Kasler Holding Company. In April 1996, we changed our name to Washington Construction Group, Inc. On September 11, 1996, we purchased Morrison Knudsen Corporation, which we refer to as "Old MK," and changed our name to Morrison Knudsen Corporation. On September 15, 2000, we changed our name to Washington Group International, Inc.

     Our purchase of Old MK was structured as a merger with and into us and was an integral part of the reorganization of Old MK under a plan of reorganization that Old MK filed in the U.S. Bankruptcy Court for the District of Delaware. We have no remaining obligations under that plan of reorganization.

     On March 22, 1999, we and BNFL Nuclear Services, Inc. ("BNFL") acquired the government and environmental services businesses of CBS Corporation (now Viacom, Inc.). We refer to these businesses as the "Westinghouse Businesses." The Westinghouse Businesses currently constitute our Westinghouse Government Services Group, which is a part of our Government operating unit.

THE RAYTHEON TRANSACTION

     On July 7, 2000, pursuant to a stock purchase agreement dated April 14, 2000 (the "Stock Purchase Agreement"), we purchased from the Sellers the capital stock of the subsidiaries of RECI and specified other assets of RECI and we assumed specified liabilities of RECI. The businesses that we purchased provide engineering, design, procurement, construction, operation, maintenance and other services on a worldwide basis. We financed the acquisition by obtaining new senior secured credit facilities (the "RE&C Financing Facilities") and issuing senior unsecured notes due July 1, 2010 (the "Senior Unsecured Notes"). See Note 8, "Credit Facilities - RE&C Financing Facilities" and "Credit Facilities - Senior Unsecured Notes" of the Notes to Consolidated Financial Statements in
Item 8 of this report for a more detailed description of the RE&C Financing Facilities and the Senior Unsecured Notes.

     The purchase price paid at the closing of the acquisition on July 7, 2000 was $53 million in cash and the assumption of net liabilities originally estimated at $450 million. We also incurred acquisition costs of $7.7 million. The cash portion of the purchase price paid at closing was determined based upon a formula contained in the Stock Purchase Agreement and represented the estimated amount of the Adjusted Non-Current Net Assets and Adjusted Net Working Capital (as the terms are defined in the Stock Purchase Agreement) that we acquired, valued as of April 30, 2000. The amounts of Adjusted Non-Current Net Assets and Adjusted Net Working Capital were subject to post-closing finalization, including an audit by independent accountants, and other adjustments to the price paid at closing. In addition, the Stock Purchase Agreement contained a provision requiring us either to pay the Sellers or to be paid by the Sellers, the net amount of cash the Sellers either advanced to or withdrew from RE&C between April 30, 2000 and July 7, 2000. After closing we paid the Sellers $84.4 million representing the net amount of cash advanced or paid by the Sellers for the use or benefit of RE&C between April 30, 2000 and July 7, 2000.

     The Stock Purchase Agreement provided that the Sellers would retain all non-restricted cash and cash equivalents held by RE&C at the close of business on April 30, 2000 ("Cut-Off Date Cash Balances"). At closing, for purposes of administrative convenience, RE&C kept all cash held by it ($15.8 million), and we paid the Sellers an additional $30.8 million for the cash balances on April 30, 2000. That amount was subject to post-closing verification by us and adjustment in the event it was not equal to the Cut-Off Date Cash Balances held by RE&C. We subsequently verified the amount and no adjustment was required.

     RECI retained, among other assets, all of its interest in and rights with respect to some of the existing contracts. In addition, the Stock Purchase Agreement provided that the contracts related to four specified construction projects would be transferred to RECI, and RE&C would enter into subcontracts to perform, on a cost-reimbursed basis, all of RECI's obligations under those contracts. Because the customer consents required to transfer the four contracts to RECI could not be obtained as of closing, we agreed to remain the contract party and continued to be directly obligated to the customers and other third parties under the contracts relating to the four projects. Accordingly, we and the Sellers agreed that the Sellers would provide us with full indemnification with respect to any risks associated with those contracts, which arrangement accomplished the original intent of the Stock Purchase Agreement. Under the Stock Purchase Agreement we agreed that we would complete the four specified projects for the Sellers' account and the Sellers agreed to reimburse our costs to do so and to share equally with us any positive variance between actual costs and estimated costs. The Sellers also agreed to indemnify us against any losses, claims or liabilities under the contracts relating to such projects, except losses, claims or liabilities resulting from our gross negligence or willful misconduct, against which we would indemnify the Sellers.

     The Stock Purchase Agreement did not contain a fixed purchase price at closing for the transaction, but rather, as noted above, provided that the purchase price would be adjusted upward or downward post-closing, based on the effect on a formula that would be applied to an audited RE&C April 30, 2000 balance sheet to be prepared by the Sellers and audited by the Sellers' independent accountants. After closing, we extended the delivery date for the final audited RE&C balance sheet for April 30, 2000 to January 14, 2001.

     As part of the acquisition of RE&C, we undertook a comprehensive review of existing contracts that we acquired for the purpose of making a preliminary allocation of the acquisition price to the net assets acquired. As part of this review, we evaluated, among other matters, RECI's estimates of the cost at completion of the long-term contracts that were underway as of July 7, 2000 ("Acquisition Date EAC's"). During this process, information came to our attention that raised questions as to whether the Acquisition Date EAC's needed to be adjusted significantly. Our review process involved the analysis of an extensive amount of supporting data, including analysis of numerous, large construction projects in various stages of completion. Based on the information available at the time of the review, the preliminary results of this review indicated that the Acquisition Date EAC's of numerous long-term contracts required substantial adjustment. The adjustments resulted in contract losses or lower than market rate margins. As a result, in our report on Form 10-Q for the quarter ended September 1, 2000, we significantly decreased the carrying value of the net assets acquired and increased the goodwill associated with the transaction. Because many of the contracts we acquired contained either unrecorded losses or lower than market rate margins, these contracts were adjusted to their estimated fair value at the July 7, 2000 acquisition date in order to allow for a reasonable profit margin for completing the contracts, and a gross margin or normal profit reserve of $233.1 million was established and recorded in billings in excess of cost and estimated earnings on uncompleted contracts.

     Our review of the RE&C contracts and the purchase price allocation process continued thereafter, and, based on the results of that review, we expected that, as a result of the purchase price adjustment process, the purchase price of RE&C would be adjusted downward by a significant amount. Subsequent to the quarter ended September 1, 2000, we completed the review and made additional adjustments to the contracts we had acquired, resulting from a more accurate determination of the actual contract status at the acquisition date.

     The normal profit reserve has been reduced as work has been performed on the affected projects. The reduction results in reductions to cost of revenue and corresponding increases in gross profit, but has no effect on cash. The establishment of and decreases in cost of revenue for the periods indicated are as follows:

------------------------------------------------------------------------------------------------------------
NORMAL PROFIT RESERVE
(IN MILLIONS)
------------------------------------------------------------------------------------------------------------
July 7, 2000 balance                                                                                  $233.1
Cost of revenue (decrease)                                                                             (24.5)
------------------------------------------------------------------------------------------------------------
September 1, 2000 balance                                                                              208.6
Cost of revenue (decrease)                                                                             (25.7)
------------------------------------------------------------------------------------------------------------
December 1, 2000 balance                                                                              $182.9
============================================================================================================

     An audited RE&C April 30, 2000 balance sheet was not delivered by Sellers, and therefore on February 27, 2001 we filed a lawsuit against the Sellers seeking specific performance of the purchase price adjustment provisions of the Stock Purchase Agreement. On March 8, 2001, we amended our complaint to also seek money damages for misstatements and omissions allegedly made by the Sellers. Our lawsuit seeking specific performance was successful, and we and the Sellers thereafter commenced arbitration proceedings before an independent accountant approved by the court to determine the purchase price adjustment. A significant arbitration claim was ultimately filed against the Sellers, as discussed below.

     During the spring of 2000, in connection with the acquisition of RE&C, we received from the Sellers audited RECI financial statements at December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999 and unaudited RECI financial statements as of and for the three months ended April 2, 2000 and April 4, 1999. In accordance with federal securities law disclosure requirements, we filed on July 13, 2000 those audited and unaudited financial statements and our related unaudited pro forma condensed combined financial statements as of and for the year ended December 3, 1999 and for the quarter ended March 3, 2000 in a current report on Form 8-K. In our current report on Form 8-K filed March 8, 2001, we advised that, for the reasons stated in such report, the foregoing audited and unaudited financial statements of RECI, and our related unaudited pro forma condensed combined financial statements, which were derived therefrom, no longer should be relied upon.

     On March 2, 2001 we announced that we faced severe near-term liquidity problems as a result of our acquisition of RE&C. On March 9, 2001, because of those liquidity problems, we suspended work on two large construction projects located in Massachusetts that were part of the acquisition. The Sellers had provided the customer with parent performance guarantees on those two contracts and the guarantees remained in effect after closing. Those performance guarantees required the Sellers to complete the work on the contracts in the event RE&C (owned by us as of July 7, 2000) did not complete them. The contracts were fixed-price in nature and our review of cost estimates indicated that there were substantial unrecognized future costs in excess of future contract revenues that were not reflected in RECI's Acquisition Date EAC's.

     Upon our suspension of work, the Sellers undertook performance of those contracts pursuant to the outstanding performance guarantees. We, however, were obligated under the Stock Purchase Agreement to indemnify the Sellers for losses they incurred under those guarantees. The Sellers also assumed obligations under other contracts, primarily in the RE&C power generation construction business unit, which resulted in significant additional indemnification obligations by us to the Sellers. As a result of costs they incurred to perform under the parent guarantees, the Sellers filed a claim against us in the bankruptcy process for approximately $940 million.

As further discussed below, this claim was ultimately settled without payment to the Sellers in connection with the completion of our Plan of Reorganization. See Note 4, "Reorganization Case and Fresh-start Reporting" of the Notes to Consolidated Financial Statements in Item 8 of this report.

     On May 14, 2001, because of the severe near-term liquidity problems resulting from our acquisition of RE&C, we filed for protection under Chapter 11 of the U.S. Bankruptcy Code. At various times between May 14, 2001 and November 20, 2001, we "rejected" numerous contracts (construction contracts, leases and others), as that term is used in the legal sense in bankruptcy law. Included in these rejections were numerous contracts that we acquired from the Sellers. Effective August 27, 2001, we also rejected the Stock Purchase Agreement.

     During the pendency of the bankruptcy we continued to negotiate with the Sellers a settlement of our outstanding litigation with respect to the RE&C acquisition. As a result of those negotiations, we entered into the Raytheon Settlement.

     Under the Raytheon Settlement, the Sellers agreed that, with respect to their bankruptcy claim, the Sellers would be considered unpaid, unsecured creditors having rights in the unsecured creditor class, but that, upon completion of our Plan of Reorganization, they would waive any rights to receive any distributions to be given to unsecured creditors with allowed claims. In exchange, we agreed to dismiss all litigation against the Sellers related to the acquisition and to discontinue the purchase price adjustment and binding arbitration process. We released all claims based on any act occurring prior to the Effective Date of our Plan of Reorganization, including all claims against the Sellers, their affiliates and their directors, officers, employees, agents and specified professionals. The Sellers released all claims based on any act occurring prior to the Effective Date of our Plan of Reorganization, including any claims related to any contracts or projects not assumed by us during the bankruptcy cases, against us and our directors, officers, employees, agents and professionals. No cash was exchanged as a result of this settlement.

     In addition, under a services agreement that is a part of the Raytheon Settlement, the Sellers will direct the process for resolving pre-petition claims asserted against us in the bankruptcy case relating to any contract or project that was rejected by us and that involved some form of support arrangement from the Sellers. We will assist the Sellers in settling or litigating various claims related to those rejected projects. We will also complete work as requested by the Sellers on those rejected projects, and will be reimbursed on a cost-reimbursable contracting basis. The Sellers may, with respect to the rejected projects described above, pursue or settle any of our claims against project owners, contractors or other third parties and will retain any resulting proceeds, except that for specified projects, recoveries in excess of amounts paid by the Sellers will be returned to us.

     While this settlement eliminated our ability to continue to seek to collect our arbitration claim, it was necessary because the Sellers' large unsecured claims in the bankruptcy were substantially impeding our Plan of Reorganization process. Without this settlement, a successful emergence from Chapter 11 would have been delayed or impossible.

     We have made adjustments to the preliminary purchase price allocation of the RE&C acquisition price to the net assets acquired that was included in the unaudited quarterly information at September 1, 2000, including the following, as a result of completing our review:

     o We have made adjustments for amounts that were recorded as part of and subsequent to the initial preliminary purchase price allocation, as a result of additional information we obtained that supported that some of the July 7, 2000 balances were materially misstated based on generally accepted accounting principles and were, therefore, included in our purchase price adjustment arbitration claim against the Sellers. In the lawsuits and purchase price adjustment arbitration claim referred to above, we asserted that the Sellers should have recorded these as adjustments in the RE&C financial statements prior to the acquisition. The adjustments primarily relate to provisions for anticipated losses on fixed-price contracts that were not recorded in the RE&C financial statements prior to the acquisition. We recorded these amounts as a $444.1 million arbitration claim receivable from the Sellers. However, as noted above, under the terms of the Raytheon Settlement, we subsequently agreed to dismiss all litigation against the Sellers related to the acquisition and to discontinue the purchase price adjustment and binding arbitration process. Therefore, we wrote off the receivable from the Sellers as an asset impairment during the fourth quarter of 2000.

     o Also, we have made adjustments for items that were identified subsequent to the initial purchase price allocation that we believed were additional misstatements, based on additional information that we obtained, but that were not included in the arbitration claim. Cost of revenue included adjustments to estimates at completion on contracts and increases in self-insurance reserves The impairment of assets was primarily unrecoverable accounts receivable. These amounts totaled $144.5 million and were charged to operations in the fourth quarter of 2000, as follows:

------------------------------------------------------------------------------------------------------------
IN MILLIONS
------------------------------------------------------------------------------------------------------------
Cost of revenue                                                                                      $(141.0)
Impairment of assets                                                                                    (4.7)
Other                                                                                                    1.2
------------------------------------------------------------------------------------------------------------
Total                                                                                                $(144.5)
============================================================================================================

     Because we cannot determine the final impact of the matters discussed above on the pre-acquisition RE&C financial statements or the pro forma adjustments that would be appropriate for the years ended December 1, 2000 and December 3, 1999, unaudited pro forma consolidated results of operations as if the acquisition of RE&C had taken place on December 1, 1998 have not been presented.

     We have accounted for the acquisition of RE&C as a purchase business combination. The results of our operations, financial position and cash flows include the operations of RE&C on a consolidated basis from the July 7, 2000 acquisition date. We have made an allocation of the aggregate purchase price to the net assets we acquired, with the remainder recorded as goodwill, on the basis of estimates of fair values after adjustments for the arbitration claim against the Sellers and adjustments charged to operations, as follows:

------------------------------------------------------------------------------------------------------------
IN MILLIONS
------------------------------------------------------------------------------------------------------------
Working capital deficit                                                                              $(958.6)
Arbitration claim receivable                                                                           444.1
Investments and other assets                                                                            42.6
Property and equipment                                                                                 139.8
Pension and post-retirement benefit obligations                                                        (16.4)
Deferred income taxes                                                                                  (83.3)
Other non-current liabilities                                                                          (88.3)
Goodwill                                                                                               680.2
------------------------------------------------------------------------------------------------------------
Total acquisition costs, net of cash acquired of $15.8                                               $ 160.1
============================================================================================================

     Of the 23 major RE&C projects that had significant contract adjustments discussed above, 7 are now complete and 5 were eliminated in the insolvency proceedings of Washington International B.V. See Note 4, "Reorganization Case and Fresh-start Reporting - Washington International B.V." of the Notes to Consolidated Financial Statements in Item 8 of this report. Of the remaining projects, 6 have undergone reformation of the contracts to terms and conditions that permitted us to continue working on the original project and 5 are continuing under the original terms and conditions. Most of the projects will be completed by the end of 2002, and the remaining projects in 2003.

     As a result of the foregoing events and the substantial negative cash flows of RE&C, we analyzed for impairment the assets acquired in the acquisition of RE&C, including the goodwill. Based upon the results of our analysis, we have taken a charge against income during the quarter ended December 1, 2000 for the following impairments of acquired assets:

------------------------------------------------------------------------------------------------------------
IN MILLIONS
------------------------------------------------------------------------------------------------------------
Goodwill, net of accumulated amortization of $8.7                                                     $671.5
Indemnification amounts receivable from the Sellers under the Stock Purchase Agreement:
   Billed and unbilled receivables on closed contracts                                                  46.6
   Partial indemnification of loss on government contract                                               25.1
   Reimbursement for restructuring costs                                                                 3.0
   Reimbursement of legal fees                                                                           1.3
------------------------------------------------------------------------------------------------------------
Impairment of assets                                                                                  $747.5
============================================================================================================

OPERATING UNITS

     During the fiscal quarter ended September 1, 2000, we reorganized our business to operate through five operating units, each of which comprises a separate reportable business segment: Power, Infrastructure & Mining, Industrial/Process, Government and Petroleum & Chemicals.

POWER

     Our Power operating unit provides engineering, construction, and operations and maintenance services in both the fossil and nuclear power markets. Its customers include utilities, industrial co-generators, independent power producers, and governments that generate power in a wide variety of ways, including coal-, oil- and gas-fired power plants, combustion turbine and combined cycle generation, nuclear power generation, hydroelectric generation and waste-to-energy generation. The operating unit provides a range of services that include:

     o   general engineering and design;
     o   power generation planning;
     o   siting and licensing;
     o   environmental permitting and engineering;
     o plant construction, expansion, refurbishment, retrofit and modification, including the construction of new power plants, distribution and transmission systems and energy storage facilities, the installation of flue-gas cleaning systems in coal-fired power plants and the replacement of steam generators in nuclear power plants;
     o   decontamination and decommissioning of nuclear power plants; and
     o operations and maintenance, including renewal and repair, supply and logistics management and maintenance and modification services at several nuclear power plants.

INFRASTRUCTURE & MINING

     Our Infrastructure & Mining operating unit provides diverse engineering and construction and construction management services for highways and bridges, airports and seaports, tunnels and tube tunnels, railroad and transit lines, water storage and transport, water treatment, site development, mine operations and hydroelectric facilities. It also provides contract mining, engineering and other technical services to the international fossil fuel and mineral markets. The operating unit generally performs as a general contractor or as a joint venture partner with other contractors on domestic and international projects.

     Infrastructure & Mining serves both private and public sector customers through four major divisions:

     o HEAVY CIVIL: This division provides services both as a general contractor and in a design-build capacity. Heavy Civil primarily targets domestic heavy infrastructure projects in the transportation, marine and water resources markets, including highways, bridges, tunnels, railroad and commuter rail systems, airport and seaport facilities, dams, wastewater treatment facilities and pipelines. It also provides site development at mine, industrial, various commercial and recreational sites.

     o INTERNATIONAL CONSTRUCTION: This division constructs heavy infrastructure projects, with a current focus on water resource, wastewater management and telecommunications projects in the Middle East and various other regions of the world.

     o INFRASTRUCTURE PROGRAMS: This division provides civil design and project-management services throughout the United States. Infrastructure Programs specializes in the engineering, design and construction/program management of highway, bridge, railroad, airport and water resource infrastructure projects.

     o MINING: This division provides contract mining services internationally to the fossil fuel and industrial mineral markets. Mining also offers a full range of technical and engineering services, including resource evaluation, geologic modeling, mine planning and development, environmental permitting, equipment selection, and remediation. Mining holds ownership interests in two mining ventures: MIBRAG mbH (33% at December 1, 2000 and increased to 50% effective March 28, 2001) and Westmoreland Resources, Inc. (20%). See Note 6, "Ventures" of the Notes to Consolidated Financial Statements in Item 8 of this report.

INDUSTRIAL/PROCESS

     The Industrial/Process operating unit provides services in each stage of a project's life cycle, including engineering, design, procurement, construction and total facilities management. Industrial/Process' total facilities management services include inventory and supply chain management, shutdown and turnaround management and other maintenance, operations and logistics management services. Industrial/Process serves companies in the following markets:

     o   general manufacturing;
     o   pharmaceutical and biotechnology;
     o   institutional buildings;
     o   food and consumer products;
     o   automotive;
     o   aerospace;
     o   telecommunications;
     o   pulp and paper industries;
     o   process; and
     o   metals processing.

GOVERNMENT

     Our Government operating unit primarily provides technical services to U.S. government customers in the national defense, nonproliferation, environmental cleanup, nuclear waste management and hazardous material stabilization markets. Its services span the entire life cycle of its customers' needs - from design, construction and operation of facilities through their eventual decontamination, decommissioning and final environmental remediation. Through its Electro-Mechanical Division, the operating unit designs and manufactures pumps, valves, generators and propulsion units for the U.S. Navy's nuclear-powered fleet. Almost all of this operating unit's revenues are from contracts with the federal government, with the Department of Defense and the Department of Energy accounting for about 81% of its revenues.

     The Government operating unit also provides products and services to commercial clients, including:

     o   the design and manufacture of components for nuclear power facilities;
     o the design and manufacture of engineered canisters to ship and store spent nuclear fuel; and

     o safety planning, integrated safety management consulting, facility operation, hazardous material management and licensing.

PETROLEUM & CHEMICALS

     The Petroleum & Chemicals operating unit provides a wide range of services to petroleum and chemical markets worldwide, including the commodity-organic chemicals, polymers, Fischer-Tropsch chemistry, fertilizers, oleochemicals, petroleum processing, lube oil processing and natural gas processing markets. The operating unit offers engineering, procurement, construction and operations and maintenance services for diverse projects, including upstream petroleum processing and refining plants, natural gas processing plants, plants that convert coal to synthetic fuels, underground gas storage facilities and plants that produce a wide array of products ranging from industrial commodities to specialty chemicals. Petroleum & Chemicals also develops and licenses technology used in the production of petrochemicals. The operating unit provides technology for the ethylbenzene, styrene, cumene, phosphoric acid, paraxylene and purified terephthalic acid markets, among others.

     For financial information about our operating units and additional disclosures, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Operating Segment Results" in Item 7 of this report and Note 12, "Operating Segment, Geographic and Customer Information" of the Notes to Consolidated Financial Statements in Item 8 of this report.

GOVERNMENT CONTRACTS AND BACKLOG

     Government contracts are a significant part of our business. For example, the U.S. government accounted for 27% of our consolidated operating revenues in 2000. Allowable costs under U.S. government contracts are subject to audit by the government. To the extent that these audits result in determinations that costs claimed as reimbursable are not allowable costs or were not allocated in accordance with federal regulations, we could be required to reimburse the government for amounts previously received. We also have a number of U.S. government contracts which extend beyond one year and for which government funding has not yet been approved. All U.S. government contracts and some foreign contracts are subject to unilateral termination at the option of the customer.

     Backlog represents the total value of all awarded contracts that have not been completed and will be recognized as revenues over the life of the project or over the construction period. Backlog includes our proportionate share of construction joint venture contracts and the uncompleted portions of mining service contracts and ventures for the next five years. Backlog for government contracts include only two years' worth of the portions of such contracts that are currently funded or which we are highly confident will be funded.

     Backlog at December 1, 2000 totaled $5.7 billion compared with December 3, 1999 backlog of $3.3 billion. Approximately $3.3 billion of the backlog at December 1, 2000 is attributable to contracts related to the RE&C businesses acquired in fiscal 2000. Approximately $1.3 billion of the backlog at December 1, 2000 was comprised of U.S. government contracts that are subject to termination by the government, $460 million of which had not been funded. Terminations for the convenience of the government generally provide for recovery of contract costs and related earnings.

     Although backlog reflects business that we consider to be firm, cancellations or scope adjustments may occur. We have adjusted backlog to reflect project cancellations, deferrals and revisions in scope and cost, both upward and downward known at the reporting date; however, future contract cancellations or modifications may reduce backlog and future revenues.

----------------------------------------------------------------------------------------------------------------------------
COMPOSITION OF YEAR END BACKLOG
(IN MILLIONS OF DOLLARS)
YEAR ENDED                                                                   DECEMBER 1, 2000           DECEMBER 3, 1999
----------------------------------------------------------------------------------------------------------------------------
Cost-type contracts                                                         $1,365.7       24%          $1,413.4       50%
Fixed-price and fixed-unit-price contracts                                   4,293.7       76%           1,406.3       50%
----------------------------------------------------------------------------------------------------------------------------
Total backlog                                                               $5,659.4      100%          $2,819.7      100%
============================================================================================================================

     During 2001, we reversed previously recorded backlog of $1,020.6 million. This reversal was principally due to the suspension of work on two large construction projects located in Massachusetts that were part of the RE&C acquisition. See Note 3, "Acquisitions - Acquisition of Raytheon Engineers & Constructors" of the Notes to Consolidated Financial Statements in Item 8 of this report.

COMPETITION

     We are engaged in highly competitive businesses in which customer contracts are typically awarded through competitive bidding processes. We compete based primarily on price, reputation and reliability with other general and specialty contractors, both foreign and domestic. Success or failure in our lines of business is, in large measure, based upon the ability to compete successfully for contracts and to provide the engineering, planning, procurement, management and project financing skills required to complete them in a timely and cost-efficient manner. We compete with other general and specialty contractors, both foreign and domestic, including large international contractors and small local contractors. Some competitors have greater financial and other resources than us, which, in some instances, could give them a competitive advantage over us.

EMPLOYEES

     Our total worldwide employment varies widely with the volume, type and scope of operations under way at any given time. At December 1, 2000, we employed over 34,000 employees. Approximately 15% of the employees are covered either by one of our regional collective bargaining agreements, which expire between June 2001 and September 2006, or by a project specific collective bargaining agreement, each of which expires upon completion of the relevant project.

RAW MATERIALS

     We can purchase much of the raw materials and components necessary to operate our businesses from numerous sources. We do not foresee any unavailability of raw materials or components that would have a material adverse effect on our businesses in the foreseeable future.

ENVIRONMENTAL MATTERS

     Our environmental and hazardous substance remediation and contract mining services involve risks of liability under federal, state and local environmental laws and regulations, including the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"). We perform environmental remediation at Superfund sites as a response action contractor for the Environmental Protection Agency and, in such capacity, are exempt from liability under any federal law, including CERCLA, unless our conduct is negligent. Moreover, we may be entitled to indemnification from agencies of the United States against liability arising out of the negligent performance of work in such capacity.

     We are subject to risks of liability under federal, state and local environmental laws and regulations, as well as common law. These laws and regulations and the risk of attendant litigation can cause significant delays to a project and add significantly to its cost. Violations of these laws and regulations could subject us to civil and criminal penalties and other liabilities, including liabilities for property damage, costs of investigation and cleanup of hazardous or toxic substances on property currently or previously owned by us or arising out of our current and past remediation, waste management and contract mining activities.

     For additional information regarding environmental matters, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Contingency" in Item 7 of this report and Note 13, "Contingencies and Commitments - Summitville environmental matters" and "Contingencies and Commitments - Other environmental matters" of the Notes to Consolidated Financial Statements in Item 8 of this report.

ITEM 2.  PROPERTIES

     We do not own significant real property for operations other than certain land and improvements in Highland and Petaluma, California and Cheswick, Pennsylvania. Our principal administrative office facilities located in Boise, Idaho, Cleveland, Ohio, Aiken, South Carolina, Denver, Colorado and Princeton, New Jersey, are leased under long-term, noncancelable leases expiring in 2003, 2010, 2003, 2005 and 2013, respectively. At December 1, 2000, we owned more than 7,300 units of heavy and light mobile construction, environmental remediation and contract mining equipment. We consider our construction, environmental remediation and mining equipment and leased administrative and engineering facilities to be well maintained and suitable for our current operations.

     Our principal facilities at December 1, 2000 were:

-------------------------------------------------------------------------------------------------------------------------
PROPERTY LOCATION          FACILITY SQ. FT.     OWNED/LEASED             SEGMENT*                     USAGE
--------------------------------------------------------------------------------------------------------------------------
Aiken, SC                       31,800             Leased                    2              Operating unit headquarters/
                                                                                                     engineering
Albuquerque, NM                 34,800             Leased                    2                         Office
Anniston, AL                    11,964             Leased                    2                         Office
Bellevue, WA                    20,991             Leased                   1,3                      Area Office
Birmingham, AL                 263,419             Leased                   1,3                    Regional Office
Boise, ID                       50,511             Leased                    6                Records/retention center
Boise, ID                      214,709             Leased                1,2,3,4,6            Corporate/operating unit
                                                                                                    headquarters
Boothwyn, PA                    14,400             Leased                    5                         Office
Cambridge, MA                   84,856             Leased                1,2,3,4,5          Operating unit headquarters/
                                                                                            regional offices/engineering
Carlsbad, NM                   170,900             Leased                    2         Office/warehouse/container fabrication
Charleston, MA                 708,721             Leased                    4                      Storage yards
Cheswick, PA                   594,075              Owned                    2                Office/manufacturing site
Cleveland, OH                  246,706             Leased                   1               Operating unit headquarters/
                                                                                                     engineering
Columbia, MD                    21,080             Leased                    1                   Office/engineering
Downers Grove, IL              113,129             Leased                    1                   Office/engineering
East Weymouth, MA               19,350             Leased                    5             Office/manufacturing/warehouse
Englewood, CO                   46,918             Leased                  1,2,4                 Office/engineering
Englewood, CO                   14,534             Leased                    4                     Regional office
Englewood, CO                  162,168             Leased                   2,5                    Regional office
Everett, MA                    448,697             Leased                    4                 Land and storage yards
Everett, MA                     14,000             Leased                    4                         Office
Everett, MA                    212,880             Leased                    4                      Storage yards
Ewa, HI                        215,099             Leased                    3                          Land
Fresno, CA                     217,800             Leased                    3                      Storage yard
Gadsen, AL                      17,000             Leased                    2                        Warehouse
Greenwood Village, CO           15,694             Leased                   2,3                    Regional office

----------------------------------------------------------------------------------------------------------------------------
PROPERTY LOCATION          FACILITY SQ. FT.     OWNED/LEASED             SEGMENT*                     USAGE
----------------------------------------------------------------------------------------------------------------------------
Hato Rey, Puerto Rico           21,004             Leased                    1                   Office/engineering
Highland, CA                    17,400              Owned                    3             Regional office/equipment yard
Houston, TX                     44,108             Leased                   3,5                        Office
Irvine, CA                      10,630             Leased                    3                 Area office/engineering
Jersey City, NJ                 12,500             Leased                    4                         Office
Joliet, IL                      43,560             Leased                    3                      Storage yard
Knoxville, TN                   18,816             Leased                   1,2                  Office/engineering
Las Vegas, NV                  304,920             Leased                    3                      Storage yards
Littleton, CO                   72,905             Leased                   2,3                  Office/engineering
Mt. Pleasant, PA                33,132             Leased                    2                         Offices
New Malden, England             32,100             Leased                    1                   Offices/engineering
New York, NY                    48,812             Leased                   3,4                      Area office
Perris, CA                     413,820             Leased                    3           Office/precast concrete fabrication
Petaluma, CA                    43,800              Owned                    3           Office/precast concrete fabrication
Philadelphia, PA               393,014             Leased                  1,2,4                   Regional office
Pine Bluff, AR                 146,052             Leased                    2                        Warehouse
Ploiesti, Romania               92,516             Leased                    5                   Engineering Office
Port Said, Egypt                23,680             Leased                    3                        Warehouse
Princeton, NJ                  473,429             Leased                 1,2,3,4       Operating unit headquarters/regional
                                                                                                 offices/engineering
San Francisco, CA               42,936             Leased                  1,2,3             Regional office/engineering
San Ramon, CA                   13,056             Leased                    3                     Regional office
St. Louis, MO                   30,055             Leased                    1               Regional office/engineering
The Hague, Netherlands         121,999             Leased                    5                         Offices
Troy, MI                        12,869             Leased                    1               Regional office/engineering
Warrington, England             51,836             Leased                    1                         Office
Washington, DC                   7,919             Leased                  2,3,6                       Office
West Valley, NY                 41,329             Leased                    2                         Office
----------------------------------------------------------------------------------------------------------------------------

* Operating unit:   1 - Industrial Process
                    2 - Government Services
                    3 - Infrastructure & Mining
                    4 - Power
                    5 - Petroleum & Chemicals
                    6 - Corporate

ITEM 3.  LEGAL PROCEEDINGS

     We are a defendant in various lawsuits resulting from allegations that third parties sustained injuries and damage from the inhalation of asbestos fibers contained in materials used in construction projects. In addition, based on proofs of claims filed with the court during the pendency of our bankruptcy proceedings, we are aware of other potential asbestos claims against us. We believe that we have substantial third party insurance coverage for a significant portion of these existing and potential claims and remaining amounts will not have an adverse material impact on our financial position, results of operations or cash flows.

     While we expect that additional asbestos claims will be filed against us in the future, we have no basis for estimating the number of claims or individual or cumulative settlement amounts and, accordingly, no provision has been made for future claims. We believe, however, that the outcome of these actions, individually and collectively, will not have a material adverse impact on our financial position, results of operations or cash flows.

     We also incorporate by reference the information regarding legal proceedings set forth under the caption "Other" in Note 13, "Contingencies and Commitments" of the Notes to Consolidated Financial Statements in Item 8 of this report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We submitted one matter to a vote of our stockholders during the fourth quarter of 2000. On September 15, 2000, we called a special meeting of stockholders to approve our name change from Morrison Knudsen Corporation to Washington Group International, Inc. The stockholders voted on no other matter during the meeting. The number of votes cast for the name change was 48,031,334, the number of votes withheld or against was 4,252,942 and the number of abstentions from the vote was 105,208. Our name change became effective on September 15, 2000.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

MARKET INFORMATION

     Prior to September 18, 2000, our common stock traded on the New York Stock Exchange under the ticker symbol "MK," and, after that date, under the ticker symbol "WNG." At the close of business on December 1, 2000, we had 52,467,733 shares of common stock issued and outstanding.

     The New York Stock Exchange composite high and low sales prices of our common stock traded on the New York Stock Exchange for each quarterly period within 1999 and 2000 are set forth under the caption "Quarterly Financial Data" in Item 7 of this report. We incorporate that information by reference in response to this Item 5.

HOLDERS

     The number of record holders of our voting common stock at December 1, 2000 was approximately 1,305. This number does not include beneficial owners of our common stock held in the name of a nominee.

DIVIDENDS

     We have not paid a cash dividend since the first quarter of fiscal 1994. Our indenture and credit facilities place restrictions on dividend payments. See
Note 8, "Credit Facilities" of the Notes to Consolidated Financial Statements in
Item 8 of this report.

RECENT SALES OF UNREGISTERED EQUITY SECURITIES

     We did not sell any unregistered equity securities during 2000.

ITEM 6.  SELECTED FINANCIAL DATA
(IN MILLIONS, EXCEPT PER SHARE DATA)

---------------------------------------------------------------------------------------------------------------------------
OPERATIONS SUMMARY                                       2000(a)        1999(b)         1998          1997          1996(c)
---------------------------------------------------------------------------------------------------------------------------

Total revenue                                           $3,103.9       $2,304.4        $1,907.9     $1,687.0         $651.4
Gross profit (loss)                                        (81.6)(d)      124.1           101.0         96.5           15.3
Operating income (loss)                                 (1,351.5)          85.5            73.2         70.0           (7.0)
Net income (loss)                                         (859.4)          48.3            37.6         32.0           (4.8)
Income (loss) per common share - basic                    (16.41)           .92             .70          .59           (.14)
Shares used to compute basic income per
   common share                                             52.4           52.7            53.9         54.0           34.8
---------------------------------------------------------------------------------------------------------------------------
FINANCIAL POSITION SUMMARY
---------------------------------------------------------------------------------------------------------------------------
Current assets                                          $1,581.3      $   595.7       $   534.2    $   495.1         $543.5
Total assets                                             2,656.0        1,267.0           904.0        861.2          919.2
Current liabilities                                      1,969.6          437.9           398.4        387.2          475.1
Long-term debt                                             692.9          100.0               -            -              -
Minority interests                                          79.7          103.1            20.6          3.6              -
Redeemable preferred stock                                     -              -               -         18.0           18.0
Stockholders' equity (deficit)                            (464.9)         403.1           370.9        343.1          312.0
---------------------------------------------------------------------------------------------------------------------------

(a) On July 7, 2000, we acquired RE&C from the Sellers in a transaction accounted for as a purchase. See Items 1 and 7 of this report and Note 3, "Acquisitions - Acquisition of Raytheon Engineers & Constructors" of the Notes to Consolidated Financial Statements in Item 8 of this report.

(b) On March 22, 1999, we acquired a majority economic interest in the government and environmental services businesses of CBS Corporation (now Viacom, Inc.) in a transaction accounted for as a purchase. See Item 1 of this report and Note 3, "Acquisitions - Acquisition of Westinghouse Businesses" of the Notes to Consolidated Financial Statements in Item 8 of this report.

(c) On September 11, 1996, we acquired Old MK in a transaction accounted for as a purchase. See Item 1 of this report.

(d) Gross profit (loss) during the year ended December 1, 2000 includes the impact of adjustments of $141.0 million to the preliminary allocation of the RE&C purchase price to the net assets acquired for items that we believe were additional misstatements, based on additional information we obtained, but that were not included in the arbitration claim, including adjustments to estimates at completion on contracts and increases in self-insurance reserves. See Note 3, "Acquisitions - Acquisition of Raytheon Engineers & Constructors" of the Notes to Consolidated Financial Statements in Item 8 of this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

CONSOLIDATED OPERATIONS

---------------------------------------------------------------------------------------------------------------------------
                                            QUARTER ENDED                                   YEAR ENDED
                                    -----------------------------          ------------------------------------------------
                                    DECEMBER 1,       DECEMBER 3,          DECEMBER 1,      DECEMBER 3,       NOVEMBER 30,
(IN MILLIONS)                          2000              1999                 2000             1999               1998
---------------------------------------------------------------------------------------------------------------------------
Total revenue                      $ 1,033.5           $ 674.8             $ 3,103.9        $ 2,304.4         $  1,907.9
---------------------------------------------------------------------------------------------------------------------------
Cost of revenue                     (1,084.5)           (635.8)             (3,044.5)        (2,180.3)          (1,806.9)
Changes to estimates on
   acquired contracts                 (141.0)                -                (141.0)               -                  -
---------------------------------------------------------------------------------------------------------------------------
Total cost of revenue               (1,225.5)           (635.8)             (3,185.5)        (2,180.3)          (1,806.9)
---------------------------------------------------------------------------------------------------------------------------
Gross profit (loss)                   (192.0)             39.0                 (81.6)           124.1              101.0
General and administrative
   expenses                            (13.5)             (6.9)                (37.8)           (26.0)             (24.2)
Goodwill amortization                   (3.6)             (4.2)                (25.2)           (12.6)              (3.6)
Integration and merger costs            (5.2)                -                 (15.3)               -                  -
Impairment of arbitration claim       (444.1)                -                (444.1)               -                  -
Impairment of acquired assets         (747.5)                -                (747.5)               -                  -
Investment income                        5.1                .7                  10.9              3.4                5.8
Interest expense                       (20.7)             (2.9)                (38.4)            (7.6)               (.9)
Other income (expense), net             (6.6)              (.7)                 (5.3)             9.7                3.8
Income tax (expense) benefit           551.6              (9.2)                534.3            (33.9)             (35.5)
Minority interests                      (2.9)             (2.5)                 (9.4)            (8.8)              (8.8)
---------------------------------------------------------------------------------------------------------------------------
Net income (loss)                  $  (879.4)          $  13.3             $  (859.4)       $    48.3         $     37.6
===========================================================================================================================

OVERVIEW

     The acquisition of RE&C on July 7, 2000 significantly increased our size in terms of revenues and backlog. As a result, the historical information presented in this Form 10-K does not purport to represent what our results of operations, financial position or cash flows would have been for the historical periods presented had we in fact owned RE&C for those periods, and is not indicative of the results of operations, financial position or cash flows we may report in the future.

     WGI is a global engineering and construction company serving clients through five operating units: Power, Infrastructure & Mining, Industrial/Process, Government and Petroleum & Chemicals. See "Business - Operating Units" in Item I of this report for a thorough description of the segments.

     We are subject to numerous factors that impact our ability to win new work. The Power segment is dependent on the domestic demand for new power generating facilities and the modification of existing power facilities. Infrastructure & Mining is impacted by the availability of public sector funding for transportation projects and availability of bonding. The Industrial/Process segment is impacted in general by the growth prospects in the U.S. economy and more directly by the capital spending plans of its large customer base. The Government unit is almost entirely dependent on the spending levels of the U.S. government, in particular, the Departments of Energy and Defense. Petroleum & Chemicals is affected by the capital spending of oil and gas companies and chemical producers.

     The following are our most significant accounting terms and policies:

     NEW WORK BOOKINGS represent the monetary value of a contract entered into with clients that are binding on both parties and reflect the revenue expected to be recognized from that contract.

     BACKLOG represents the total accumulation of new work bookings less the amount of revenue recognized to-date on contracts at a specific point in time; therefore, it comprises the total value of awarded contracts that are not complete and the revenue that is expected to be reflected over the remaining life of the projects in process. Backlog is the key predictor of future earnings potential. Although backlog reflects business that is considered to be firm, cancellations or scope adjustments may occur. We have adjusted backlog to reflect project cancellations, deferrals and revisions in scope and cost, both upward and downward known at the reporting date; however, future contract cancellations or modifications may reduce backlog and future revenues. We have a significant number of clients that consistently extend or add to the scope of existing contracts. We do not include any estimate of this ongoing work in backlog.

     There are three unique aspects of our approach to new work bookings and backlog:

o GOVERNMENT CONTRACTS - Most of our government contracts cover several years. However, they are subject to annual appropriations by Congress. To account for the risk that future amounts may not be appropriated, we only include the most immediate two years of forecast revenue in our backlog. Therefore, as time passes and appropriations occur, additional new work bookings are recorded on existing government contracts.

o MINING CONTRACTS - Mining contracts are entered into for varying periods of time up to the life of the resource. For new work bookings and backlog purposes, we limit the amount recorded to five years. Similarly to government contracts, as time passes, we recognize additional new work bookings as commitments for that future work are firmed up.

o The amount of new work and related backlog recognized depends on whether the contract or project is determined to be an "at-risk" or "agency" relationship between the client and us. Determination of the relationship is based on characteristics of the contract or the relationship with the client. For "at-risk" relationships, the expected gross revenue is included in new work and backlog, while in relationships where we act as an agent for our client, only the expected net fee revenue is included in new work and backlog.

     REVENUE RECOGNITION is generally measured on the "percentage-of-completion" method for construction-type contracts, on the "units performed" method for fixed-unit-price contracts and as work is performed and award and other fees are earned for cost-type and operation and maintenance type contracts. There are various means of determining revenue under the percentage-of-completion method. Most of our fixed-price contracts use a cost-to-cost approach, where revenue is earned in proportion to costs incurred divided by total expected costs to be incurred. However, if a project includes significant materials or equipment costs, we require that the percentage-of-completion method be based on labor hours, labor dollars or some other appropriate approximation of physical completion rather than on a strict percentage of costs incurred. Also, we generally do not recognize any profit on fixed-price contracts until the project is at least 20% complete.

     With respect to award fees associated with U.S. government contracts, we recognize an estimated award fee based on historical performance until the client has confirmed the final award fee at year-end. This approach can result in significant amounts of profit recognition in the fourth quarter on projects in our Government operating unit. Performance-based incentive fees are recognized when actually awarded by the client.

     Revenue recognition for construction and engineering contracts also depends on whether the contract or project is determined to be an "at risk" or an "agency" relationship between the client and us. Determination of the relationship is based on characteristics of the contract or the relationship with the client. For "at risk" relationships, the gross revenue and the costs of goods, services, payroll, benefits, non-income tax, and other costs are recognized in the income statement. For "agency" relationships, where we act as an agent for our client, only fee revenue is recognized, meaning that direct project costs and the related reimbursement from the client have been netted.

     JOINT VENTURES AND EQUITY INVESTMENTS are utilized when certain contracts are executed jointly through partnerships and joint ventures with unrelated third parties.

o JOINT VENTURES - Much of our work on large construction projects is performed through joint ventures with one or more partners. The accounting treatment depends on our ownership percentage of the joint venture. For those where the ownership exceeds 50% or we control the joint venture by contract terms or other means, the assets, liabilities and results of operations of the joint venture are fully consolidated in our financial statements and the minority interests of third parties are separately deducted in our financial statements. For those where the ownership is 50% or less, we report our pro rata portion of revenue and costs but the balance sheet reflects only our net percentage investment in the project.

o PARTIALLY-OWNED SUBSIDIARY COMPANIES - Again, the accounting treatment depends on our ownership percentage of the subsidiary company. For those where the ownership exceeds 50%, the assets, liabilities and results of operations of the subsidiary company are fully consolidated in our financial statements and the minority interests of third parties are separately deducted in our financial statements. However, where the ownership is 50% or less, we reflect our proportion of the net income in the results of operations as equity in earnings of mining ventures and our investment on the balance sheet as our net percentage investment in the subsidiary company.

     NORMAL PROFIT is an accounting concept that results from the requirement that an acquiring company record at fair value all contracts, including construction contracts, of an acquiree in process at the date of the acquisition. As such, an asset for favorable contracts or a liability for unfavorable contracts is recorded in purchase accounting. These assets or liabilities are then reduced based on revenues recorded over the remaining contract lives effectively resulting in the recognition of a reasonable or normal profit margin on contract activity performed by us subsequent to the acquisition. Because of the acquisition of RE&C and the below market profit status of many of the significant acquired contracts, we recorded significant liabilities in purchase accounting. The reduction of these liabilities has a significant impact on our recorded net income but has no impact on our cash flows.

     CHANGE ORDERS AND CLAIMS are common on construction contracts when changes occur once contract performance is underway. These changes are to be documented and terms agreed with the client before the work is performed. Also, costs may be incurred in addition to amounts originally estimated under the assumption that the customer will agree to pay for such additional costs. Change orders are included in total estimated contract revenue when it is probable that the change order will result in a bona fide addition to contract value and can be reliably estimated. If it is probable that the change order will result in the contract price exceeding the related costs incurred, that the excess over cost can be reliably estimated and if realization is assured beyond a reasonable doubt, the original contract price is adjusted to the probable revised contract amount as the costs are recognized. Claims are included in total estimated contract revenue, only to the extent that contract costs related to the claim have been incurred, when it is probable that the claim will result in a bona fide addition to contract value and can be reliably estimated. No profit is recognized on claims until final settlement occurs. This can lead to a situation where losses are recognized when costs are incurred before client agreement is obtained and subsequent income recognized when signed agreements are negotiated.

     ACCOUNTS RECEIVABLE generally carry the same meaning as in any other business and represent amounts billed to clients that have not been paid. One unusual item is client retention. On large fixed-price construction contracts, contract provisions may allow the client to withhold from 5% to 10% of invoices until the project is completed, which may be several months or years. Retention is recorded as a receivable and is separately disclosed in the financial statements.

     UNBILLED RECEIVABLES is comprised of costs incurred on projects, together with any profit recognized on projects using the percentage-of-completion method, and represents work performed but pursuant to contract terms we are either not yet able to bill the client, or the invoice was not recorded before the accounting period cut-off occurred.

     BILLINGS IN EXCESS OF COST AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS represents amounts actually billed to clients, and perhaps collected, in excess of costs and profits incurred on the project and as such, is reflected as a liability. Also, in specified business segments, we are able to negotiate substantial advance payments as a contract condition. Those advance payments are reflected in billings in excess of cost and estimated earnings on uncompleted contracts.

     ESTIMATE AT COMPLETION is a financial forecast of a project that indicates the best current estimate of total revenues and profits at the point in time when the project is completed. If a project estimate at completion indicates that a project will incur a loss, a provision for the entire loss on the contract is recognized at that time.

     ESTIMATED COSTS TO COMPLETE LONG-TERM CONTRACTS is comprised of provisions for losses on contracts, reclamation reserves on mining contracts, reserves for punch-list costs and demobilization and warranty costs on contracts that have achieved substantial completion and reserves for audit and contract closing adjustments on U.S. government contracts.

     GENERAL AND ADMINISTRATIVE EXPENSES include executive salaries and corporate headquarters functions such as legal services, human resources, and finance and accounting.

     SELF-INSURANCE RESERVES represent reserves established through a program under which we determine the extent to which we self-insure certain business risks. We carry substantial premium-paid, traditional insurance for our various business risks, however, we do self-insure the lower level deductibles for workers' compensation and general and auto liability. Most of this is handled through Broadway Insurance Company, a wholly-owned captive Bermuda insurance subsidiary. As such, we carry self-insurance reserves on our balance sheet that are reviewed annually by an independent actuary. The current portion of the self-insurance reserves is included in other accrued liabilities.

     MINORITY INTEREST reflects the equity investment by third parties in certain subsidiary companies and joint ventures that we have consolidated in our financial statements.

     GOVERNMENT CONTRACT COSTS are incurred under certain of our contracts, primarily in the Government operating unit. We have contracts with the U.S. government that contain provisions requiring compliance with the U.S. Federal Acquisition Regulation and U.S. Cost Accounting Standards. The allowable costs we charge to those contracts are subject to adjustments upon audit and negotiation by various agencies of the U.S. government. Audits and negotiations of indirect costs are substantially complete through 1999. Audits of 2000 indirect costs are in progress. We are also in the process of preparing cost impact statements as required under the U.S. Cost Accounting Standards for 1999 through 2001, which are subject to audit and negotiation. We have also prepared and submitted to the U.S. government cost impact statements for 1989 through 1995 for which we believe no adjustments are necessary. We believe that the results of the indirect cost audits and negotiations and the cost impact statements will not result in a material change to our financial position, results of operations or cash flows.

     PENSION AND POST-RETIREMENT BENEFIT PLANS include certain plans for which we assumed sponsorship through the Westinghouse acquisition, including contributory defined benefit pension plans, which cover employees of the Westinghouse Government Services Group ("WGSG"). We make actuarially computed contributions as necessary to adequately fund benefits for these plans. We are also the sponsors of an unfunded plan to provide health care benefits for employees of WGSG who retired before July 1, 1993, including their surviving spouses and dependent children. We also provide benefits under company-sponsored retiree health care and life insurance plans for substantially all employees of WGSG. We also provide benefits under company-sponsored retiree health care to approximately 260 retired employees and provide a life insurance plan for substantially all retirees of

RE&C. The retiree health care plans require retiree contributions and contain other cost sharing features. The retiree life insurance plan provides basic coverage on a noncontributory basis.

2000 COMPARED TO 1999

REVENUE AND GROSS PROFIT

     Revenue for the year ended December 1, 2000 increased 35% to $3,103.9 million compared to $2,304.4 million for the comparable period in 1999. The increase is due to the inclusion of the post-acquisition results of RE&C, acquired on July 7, 2000, and a full year of results of the Westinghouse Businesses, acquired on March 22, 1999. Revenue for the quarter ended December 1, 2000 increased 53% or $358.7 million over the comparable period in 1999, also due to the consolidation of results of RE&C.

     Cost of revenue for the year ended December 1, 2000 includes $141 million in charges for items related to the acquisition of RE&C that were identified subsequent to the initial purchase price allocation based on additional information we obtained, but that were not included in the arbitration claim. See Note 3, "Acquisitions - Acquisition of Raytheon Engineers & Constructors," of the Notes to Consolidated Financial Statements in Item 8 of this report. These amounts are comprised of the following:

------------------------------------------------------------------------------------------------------------
IN MILLIONS
------------------------------------------------------------------------------------------------------------
Adjustments to estimates at completion on performance contracts                                       $113.3
Adjustments to self-insurance reserves                                                                  21.1
Other                                                                                                    6.6
------------------------------------------------------------------------------------------------------------
Total adjustments                                                                                     $141.0
============================================================================================================

     Exclusive of the $141.0 million in charges discussed above, gross profit for the year ended December 1, 2000 decreased 52% to $59.4 million from the previous year primarily due to incremental losses of $47.3 million on three large fixed-price contracts acquired in the RE&C acquisition. These losses resulted from events that arose after the acquisition. In addition, our Infrastructure & Mining operating unit recognized approximately $12.1 million in losses on seven domestic projects and a $4.9 million loss on an international water distribution project. Our Government operating unit recognized a $10.2 million loss on an environmental remediation project. Lastly, a $20.3 million reserve was established for the settlement of the Summitville environmental matters. See Note 13, "Contingencies and Commitments - Summitville environmental matters" of the Notes to Consolidated Financial Statements in Item 8 of this report. Our gross profit for the quarter and year ended December 1, 2000 included $25.7 and $50.2 million, respectively, for the recognition of normal profit on contracts related to the acquisition of RE&C. The recognition of normal profit had no impact on our cash flows. There was no normal profit in 1999.

     Substantially all of the above noted losses and provisions were recorded in the quarter ended December 1, 2000, causing the $90 million decline from the gross profit recognized in the previous year's fourth quarter.

     Our gross margins often vary between periods due to inherent risks and rewards of fixed-price contracts causing unexpected gains and losses on contracts. Gross margins may also vary between periods due to changes in the mix and timing of contracts executed by us, which contain various risk and profit profiles and are subject to uncertainties inherent in the estimation process. During 2000, these profit margin fluctuations were over shadowed by the impact of losses recognized on projects obtained in the acquisition of RE&C.

     At December 1, 2000, backlog of $5,659.4 million was comprised of $1,365.7 million (24%) of revenue from cost-type contracts and $4,293.7 million (76%) of revenue from fixed-price and fixed-unit-price contracts and the uncompleted portions of mining service contracts and ventures. During 2001, we reversed previously recorded backlog of $1,020.6 million. This reversal was principally due to the suspension of work on two large construction projects located in Massachusetts that were part of the RE&C acquisition. See Note 3, "Acquisitions - Acquisition of Raytheon Engineers & Constructors" of the Notes to Consolidated Financial Statements in Item 8 of this report.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses for the quarter and year ended December 1, 2000 increased $6.6 million and $11.8 million, respectively, compared to 1999. The increase for the quarter and year is due to the general and administrative costs supporting RE&C businesses.

GOODWILL AMORTIZATION

     Amortization of goodwill for the year ended December 1, 2000 increased $12.6 million over the comparable period of 1999. The increase is due to the full year of amortization (over a period of 20 years) of goodwill arising from the acquisition of the Westinghouse Businesses, which amortization began on March 22, 1999, the date of the acquisition, and the amortization of goodwill of $8.7 million arising from the acquisition of RE&C, which amortization began on July 7, 2000, the date of the acquisition. The annual amortization of the Westinghouse goodwill is currently estimated at $13.7 million through 2001. See "Impairment of acquired assets" below for the impairment of goodwill associated with the RE&C acquisition.

     In connection with the acquisition of Old MK, we allocated the purchase price of Old MK to the assets and liabilities assumed, including preacquisition contingencies, on the basis of estimated fair values at September 11, 1996. During the fourth quarter of 2000, we reevaluated the likelihood of the future realization of the tax benefits of net operating loss ("NOL") carryforwards relating to Old MK and concluded, based on available evidence, including the utilization of NOL's upon emergence from bankruptcy in 2002, that it was more likely than not that the tax benefits previously reserved would be realized. This conclusion resulted in a $44.3 million increase in deferred tax assets and a corresponding decrease in recorded goodwill at December 1, 2000. With this adjustment, the goodwill related to Old MK was completely eliminated which reduced annual goodwill amortization by $1.2 million through 2001.

INTEGRATION AND MERGER COSTS

     As a result of the acquisition of RE&C on July 7, 2000, we incurred significant costs associated with the integration and merger of the two companies. During the quarter and year ended December 1, 2000, those costs were $5.2 million and $15.3 million, respectively. They consisted primarily of legal, accounting, consulting and other fees. There were no such costs in 1999.

IMPAIRMENT OF ACQUIRED ASSETS

     During the fourth quarter of 2000, we recognized asset impairment losses of $444.1 million and $747.5 million for our inability to collect our purchase price adjustment from the Sellers and for impairment of goodwill and other assets acquired as a part of the RE&C transaction, respectively. There were no such costs in 1999.

INVESTMENT INCOME

     Investment income for the quarter and year ended December 1, 2000 increased $4.4 million and $7.5 million, respectively, as a result of investment income from excess funds derived from the financing for the acquisition of RE&C.

INTEREST EXPENSE

     Interest expense includes three components: amortization of fees associated with our lines of credit, fees on letters of credit, and interest expense. Interest expense for the quarter and year ended December 1, 2000 increased $17.8 million and $30.8 million, respectively, over the comparable period of 1999, which reflects the increase in borrowings, the increase in borrowing rates, and credit line fees related to the acquisition of RE&C.

OTHER INCOME (EXPENSE), NET

     Other income (expense) was $(6.6) million and $(5.3) million, respectively, for the quarter and year ended December 1, 2000 compared to $(.7) million and $9.7 million, respectively, for the comparable periods in 1999. Other income (expense) for the quarter and year ended December 1, 2000 includes a charge of $6.2 million related to the settlement of the MK Gold Corporation litigation. Other income of $9.7 million for the year ended December 3, 1999 included $8.7 million of gain from the sale of two non-core subsidiaries.

INCOME TAX EXPENSE (BENEFIT)

     The effective tax rate for the quarter and year ended December 1, 2000 was a 38.6% benefit compared to a 37% expense in the comparable periods of 1999. State taxes, including the impact of adjusting prior year's state tax attributes for current year changes in apportionment factors, account for 4.1% of the 2000 effective tax rate. Foreign taxes, net of federal benefit, reflect both the value of the benefit from foreign net operating losses and the expense of current foreign tax liability in those jurisdictions where net income was reported. A valuation allowance was established in 2000 against the benefit for foreign net operating losses incurred that year to reflect the expected future utilization of those losses on a more likely than not basis.

     Cash tax payments for 2002 and later years are anticipated to be substantially less than the related tax liability reported in the financial statements. The NOL carryover for federal and state income taxes will be substantially utilized after 2002 as a result of the cancellation of debt income in the bankruptcy restructuring. However, the recognition of loss reserves and deferred deductions and the amortization of goodwill for tax reporting purposes will cause the taxable income reported on future federal and state tax returns to be substantially less than pre-tax income reported on the financial statements. Goodwill, for tax purposes, has a remaining life of 13.5 years at the beginning of 2002, and annual amortization is expected to be at least $40 million.

MINORITY INTERESTS

     Minority interests in the income of consolidated subsidiaries for the quarter and year ended December 1, 2000 increased to $2.9 million and $9.4 million, respectively, compared to $2.5 million and $8.8 million, respectively, for the comparable periods of 1999 due to an increase in income from the Westinghouse Businesses, which were acquired on March 22, 1999. Minority interests consist of the 40% minority interest of BNFL in the income of WGSG and a 35% minority interest in the income of Safe Sites of Colorado, LLC, a subsidiary of WGSG.

1999 COMPARED TO 1998

REVENUE AND GROSS PROFIT

     Revenue for the quarter and year ended December 3, 1999 increased 22% to $674.8 million and 21% to $2,304.4 million, respectively, compared to $554.3 million and $1,907.9 million for the comparable periods in 1998. These increases were principally due to the acquisition of the Westinghouse Businesses and the concurrent formation of WGSG in March 1999.

     Gross profit for the quarter and year ended December 3, 1999 increased $9.2 million and $23.1 million, respectively, over the comparable periods of 1998. The increase in gross profit was primarily due to the inclusion of the earnings of WGSG in our consolidated results of operations beginning March 1999. Gross profit as a percent of revenue was 5.8% and 5.4%, respectively, for the quarter and year ended December 3, 1999 compared to 4.3% and 5.3% for the comparable periods of 1998. The gross profit percentage increase in 1999 over 1998 was primarily due to WGSG whose operations generally have relatively higher profit margins. In addition, the gross margins for the fourth quarter of 1999 include significant performance-based incentive and award fees earned on WGSG contracts.

     Our gross margins often vary between periods due to inherent risks and rewards on fixed-price contracts causing unexpected gains and losses on contracts. Gross margins may also vary between periods due to changes in the mix and timing of contracts executed by us, which contain various risk and profit profiles and are subject to uncertainties inherent in the estimation process.

     At December 3, 1999, backlog of $2,819.7 million was comprised of $1,413.4 million (50%) of revenue from cost-type contracts and $1,406.3 million (50%) of revenue from fixed-price contracts and our share of revenue from mining ventures.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses for the year ended December 3, 1999 increased $1.8 million compared to 1998 due to additional compensation expenses related to a key executive retirement, a key executive recruitment and increased information system costs.

GOODWILL AMORTIZATION

     Amortization of goodwill for the quarter and year ended December 3, 1999 increased $3.3 million and $9.0 million, respectively, over the comparable periods of 1998 due to the amortization (over a period of 20 years) of goodwill arising from the Westinghouse Businesses acquisition.

     In connection with the acquisition of Old MK, we allocated the purchase price of Old MK to the assets acquired and liabilities assumed, including preacquisition contingencies, on the basis of estimated fair values at September 11, 1996. During the fourth quarter of 1998, we reevaluated the likelihood of the future realization of the tax benefits of deductible temporary differences and NOL carryforwards relating to Old MK and concluded, based on available evidence, that it is more likely than not that a portion of the tax benefits previously reserved would be realized. This conclusion resulted in a $20 million increase in deferred tax assets and a corresponding decrease in recorded goodwill at November 30, 1998. The decrease in goodwill reduced annual goodwill amortization by $.5 million. As a result of the Westinghouse Businesses acquisition in the second quarter of 1999 and related projections of additional future income, we reevaluated the likelihood of the future realization of the tax benefits relating to Old MK. This reevaluation resulted in an additional $50 million increase in deferred tax assets and a corresponding decrease in recorded goodwill. The 1999 adjustment to goodwill reduces annual goodwill amortization by $1.3 million.

INVESTMENT INCOME

     Investment income for the quarter and year ended December 3, 1999 declined as a result of less cash available for investment in the corporate short-term asset management account due primarily to working capital requirements. Additionally, investment income for the year ended November 30, 1998 included interest recognized on claims for U.S. federal income tax refunds received in January 1998.

INTEREST EXPENSE

     Interest expense includes three components: amortization of fees associated with our lines of credit, fees on letters of credit, and interest expense. Interest expense for the quarter and year ended December 3, 1999 increased $2.7 million and $6.7 million, respectively, over the comparable periods of 1998 resulting from interest expense incurred and amortization of prepaid bank fees associated with our revolving credit facilities which were primarily used to fund the Westinghouse Businesses acquisition in March 1999. In addition, $1.0 million of prepaid loan fees associated with our previous credit facility was written off in the second quarter of 1999.

OTHER INCOME (EXPENSE), NET

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

     Other income (expense) for the quarter and year ended November 30, 1998 of $1.5 million and $3.8 million, respectively, reflects the recognition of $1.1 million and $3.2 million of income, respectively, associated with the settlement of our defined benefit pension plan obligations.

INCOME TAX EXPENSE

     The effective tax rate for the quarter and year ended December 3, 1999 was 37% compared to 43% in the comparable periods of 1998. These reductions resulted from the Westinghouse Businesses acquisition and the resulting (i) reduction of nondeductible goodwill amortization expense relating to the acquisition of Old MK, (ii) ability to use foreign tax credits from prior years and (iii) additional pre-tax income resulting in a lower proportion of nondeductible expenses to pre-tax income. The effective tax rate is higher than the U.S. federal statutory rate of 35% because of state income taxes and nondeductible expenses.

MINORITY INTERESTS

     Minority interests in the income of consolidated subsidiaries of $2.5 million and $8.8 million, respectively, for the quarter and year ended December 3, 1999 consist of BNFL's 40% minority interest in the earnings of the Westinghouse Businesses and a third party's 35% minority interest in the earnings of Safe Sites of Colorado LLC, a subsidiary included in WGSG.

OPERATING UNIT RESULTS
(IN MILLIONS)

-------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUE
YEAR ENDED                                            DECEMBER 1, 2000         DECEMBER 3, 1999         NOVEMBER 30, 1998
-------------------------------------------------------------------------------------------------------------------------
Power                                                    $   480.7               $     49.2                $     48.2
Infrastructure & Mining                                      811.0                    770.9                     719.2
Industrial Process                                           789.4                    641.9                     748.1
Government                                                   936.4                    844.2                     395.1
Petroleum & Chemicals                                         90.6                        -                         -
Intersegment eliminations and other                           (4.2)                    (1.8)                     (2.7)
-------------------------------------------------------------------------------------------------------------------------
Total revenue                                            $ 3,103.9               $  2,304.4                $  1,907.9
=========================================================================================================================

     Operating income (loss) for the operating units was as follows:

-------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME (LOSS)
YEAR ENDED                                            DECEMBER 1, 2000         DECEMBER 3, 1999         NOVEMBER 30, 1998
-------------------------------------------------------------------------------------------------------------------------
Power                                                  $     (49.2)                  $  2.1                    $  8.6
Infrastructure & Mining                                       17.0                     46.3                      61.4
Industrial/Process                                            (3.1)                    14.8                       2.7
Government                                                   (43.7)                    49.5                      25.6
Petroleum & Chemicals                                        (19.1)                       -                         -
Intersegment and other                                    (1,215.6)                    (1.2)                      (.9)
General and administrative expense                           (37.8)                   (26.0)                    (24.2)
-------------------------------------------------------------------------------------------------------------------------
Total operating income (loss)                          $  (1,351.5)                  $ 85.5                    $ 73.2
=========================================================================================================================

     For purposes of the following comparison, we have excluded the $141 million charge for changes to estimates at completion on acquired contracts, which has been discussed previously, from our 2000 operating unit income
(loss) amounts.

-------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME (LOSS)
YEAR ENDED                                            DECEMBER 1, 2000         DECEMBER 3, 1999         NOVEMBER 30, 1998
-------------------------------------------------------------------------------------------------------------------------
Power                                                   $      4.3               $      2.1               $       8.6
Infrastructure & Mining                                       20.6                     46.3                      61.4
Industrial/Process                                             4.0                     14.8                       2.7
Government                                                    19.6                     49.5                      25.6
Petroleum & Chemicals                                         (5.6)                       -                         -
Changes to estimates at completion on
   acquired contracts                                       (141.0)                       -                         -
Intersegment, impairments and other                       (1,215.5)                    (1.2)                      (.9)
General and administrative expenses                          (37.9)                   (26.0)                    (24.2)
-------------------------------------------------------------------------------------------------------------------------
Total operating income (loss)                           $ (1,351.5)              $     85.5               $      73.2
=========================================================================================================================

2000 COMPARED TO 1999

POWER

     Revenue for 2000 was $480.7 million, an increase of $431.5 million compared to 1999 due principally to the acquisition of RE&C.

     Operating income for 2000 was $4.3 million, an increase of $2.2 million over the prior year due to an increased volume of work related to the acquisition of RE&C. Operating income in 2000 included $21.3 million of normal profit related to certain fixed-price contracts from the acquisition of RE&C on July 7, 2000. The Power operating unit recognized losses of $24.3 million in 2000 related to problems that arose in connection with the completion and operational start-up of two large power generation facilities, one in the United States and one in the United Kingdom. There was no normal profit in 1999. The operating income rate for 2000 was .9% compared to 4.3% in 1999.

     New work booked for 2000 was $251.0 million compared to $164.9 million in 1999. Backlog at December 1, 2000 was $1,541.8 million, an increase of $1,286.1 million compared to December 3, 1999 primarily due to $1,515.9 million of backlog acquired in the RE&C acquisition. During 2001, we reversed previously recorded backlog of $801.0 million. This reversal was principally due to the suspension of work on two large construction projects located in Massachusetts that were part of the RE&C acquisition. See Note 3, "Acquisitions - Acquisition of Raytheon Engineers & Constructors" of the Notes to Consolidated Financial Statements in Item 8 of this report.

INFRASTRUCTURE & MINING

     Revenue for 2000 was $811.0 million, an increase of $40.1 million compared to 1999 due principally to the acquisition of RE&C.

     Operating income for 2000 was $20.6 million, a decrease of $25.7 million compared to 1999 due principally to the recognition of $12.1 million of losses related to cost overruns on domestic infrastructure and heavy civil projects, a $4.9 million loss from an international project and $20.3 million to establish a reserve related to the Summitville environmental matters. See Note 13, "Contingencies and Commitments - Summitville environmental matters" of the Notes to Consolidated Financial Statements in Item 8 of this report. Operating income in 2000 included approximately $15.3 million of normal profit related to certain fixed-price contracts from the acquisition of RE&C on July 7, 2000. There was no normal profit in 1999. The operating income rate for 2000 was 2.5% compared to 6.0% in 1999.

     New work booked for 2000 was $1,249.3 million compared to $898.6 million in 1999. Backlog at December 1, 2000 was $1,847.0 million, an increase of $835.3 million, including $396.6 million of backlog acquired in the RE&C acquisition, compared to December 3, 1999.

INDUSTRIAL/PROCESS

     Revenue for 2000 was $789.4 million, an increase of $147.5 million compared to 1999 due principally to the acquisition of RE&C.

     Operating income for 2000 was $4.0 million, a decrease of $10.8 million compared to 1999. The decrease was caused primarily by write-offs of acquired accounts receivable and increased insurance costs. Operating income in 2000 was increased $.4 million by the recognition of normal profit related to certain fixed-price contracts from the acquisition of RE&C on July 7, 2000. There was no normal profit in 1999. The operating income rate for 2000 was .5% compared to 2.3% in 1999.

     New work booked for 2000 was $776.8 million compared to $637.1 million in 1999. Backlog at December 1, 2000 was $576.6 million, an increase of $83.6 million, including $98.6 million of backlog acquired in the RE&C acquisition, compared to December 3, 1999.

GOVERNMENT

     Revenue for 2000 was $936.4 million, an increase of $92.2 million compared to 1999 due principally to inclusion of a full year of Westinghouse operations and the acquisition of RE&C.

     Operating income for 2000 was $19.6 million, a decrease of $29.9 million compared to 1999 due principally to the recognition of cost overruns on a large fixed-price contract acquired in the RE&C acquisition for a private sector client and on a large environmental remediation project. Most of the overruns were ultimately resolved favorably during 2001 through contract renegotiation, resulting in additional profit recognition. Operating income in 2000 included $9.1 million of normal profit related to certain fixed-price contracts from the acquisition of RE&C on July 7, 2000. There was no normal profit in 1999. The operating income rate for 2000 was 2.1% compared to 5.9% in 1999.

     New work booked for 2000 was $352.3 million compared to $626.8 million in 1999. Backlog at December 1, 2000 was $1,317.7 million, an increase of $258.4 million, including $840.2 million of backlog acquired in the RE&C acquisition, compared to December 3, 1999.

PETROLEUM & CHEMICALS

     We had no revenue or operating income from this segment except that which we acquired in the purchase of RE&C. Revenue for 2000 was $90.6 million. Operating income (loss) for 2000 was $(5.6) million. Operating income in 2000 was negatively impacted by operating inefficiencies on two contracts and high overhead costs for our office in The Hague, the Netherlands. Operating income in 2000 included $4.1 million of normal profit related to certain fixed-price contracts from the acquisition of RE&C on July 7, 2000. The operating income rate for 2000 was (6.2)%.

     New work booked for 2000 was $29.3 million. Backlog at December 1, 2000 was $376.3 million, virtually all of which came with the RE&C acquisition.

INTERSEGMENT, IMPAIRMENTS AND OTHER

     Intersegment, impairments and other for 2000 consisted primarily of the impairment of arbitration claim $(444.1) million and the impairment of acquired assets $(747.5) million, integration and merger costs ($15.3 million) and amortization of goodwill associated with the acquisition of Old MK. For 1999, this amount consisted of the results of operations of Broadway Insurance Company, a wholly-owned captive Bermuda insurance subsidiary, and amortization of goodwill associated with the acquisition of Old MK.

1999 COMPARED TO 1998

POWER

     Revenue for the year ended December 3, 1999 increased $1.0 million from $48.2 million in 1998 as there were no significant contract additions or completions that materially impacted revenue. Operating income decreased to $2.1 million in 1999 from $8.6 million in 1998 due to the final closeout and completion of a successful fixed-price construction contract in 1998.

INFRASTRUCTURE & MINING

     Revenue for the year ended December 3, 1999 increased 7.2% to $770.9 million from $719.2 million in 1998 due to a significant increase in activity in International Infrastructure projects, the execution of new mining contracts in the Powder River Basin and increased production on several existing mining contracts and an increase in revenue in Heavy Civil construction work performed on new contracts. Operating income decreased $15.1 million to $46.3 million in 1999 due to lower margin contracts infrastructure work and additional costs incurred in pursuing design-build projects. These reductions in operating income in 1999 compared to 1998 were partially offset by an increase in operating income in mining contracts due to increased volume of work performed. In addition, a loss was recognized in the second quarter of 1998 related to start-up difficulties with a fixed-price contract.

INDUSTRIAL/PROCESS

     Revenue decreased $106.2 million or 14.2% to $641.9 million in 1999 from $748.1 million in 1998 primarily due to the completion of several large contracts in 1999. Operating income increased $12.1 million to $14.8 million in 1999 due to the favorable performance on Industrial/Process contracts and reduced overhead costs as a result of streamlining and cost reduction efforts.

GOVERNMENT

     Revenue and operating income recognized during 1999 was $844.2 million and $49.5 million, respectively, an increase of $449.1 million and $23.9 million, respectively, over the previous year due to the Westinghouse acquisition. Operating income from environmental remediation contracts increased substantially in 1999 compared to 1998 due to the strong performance on the fixed-price portion of a project. In addition, operating income increased due to losses incurred and the $5.4 million write-off of an investment in a solvent extraction facility and a related contract to treat contaminated soil, which occurred in 1998. These losses in 1998 were partially offset by a $5.7 million gain recognized on the settlement of an environmental contract. Operating income in 1999 includes $10.4 million of goodwill amortization related to the Westinghouse acquisition.

PETROLEUM & CHEMICALS

     We had no revenue or operating income from this segment for the years 1999 and 1998, as the segment was acquired in the purchase of the RE&C businesses.

INTERSEGMENT AND OTHER

     Intersegment and other for 1999 and 1998 include $2.1 million and $3.6 million, respectively, of goodwill amortization related to the acquisition of Old MK.

OPERATING UNIT NEW WORK

     New work for each operating unit is presented below:

-------------------------------------------------------------------------------------------------------------------------
(IN MILLIONS)
YEAR ENDED                                            DECEMBER 1, 2000         DECEMBER 3, 1999         NOVEMBER 30, 1998
-------------------------------------------------------------------------------------------------------------------------
Power                                                      $   251.0                  $   164.9                 $   125.0
Infrastructure & Mining                                      1,249.3                      898.6                     754.0
Industrial/Process                                             776.8                      637.1                     726.5
Government                                                     352.3                      626.8                     178.5
Petroleum & Chemicals                                           29.3                          -                         -
-------------------------------------------------------------------------------------------------------------------------
Total new work                                             $ 2,658.7                  $ 2,327.4                 $ 1,784.0
=========================================================================================================================

FINANCIAL CONDITION AND LIQUIDITY

-------------------------------------------------------------------------------------------------------------------------
LIQUIDITY AND CAPITAL RESOURCES
YEAR ENDED  (IN MILLIONS)                                                   DECEMBER 1, 2000            DECEMBER 3, 1999
-------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents
   Beginning of period                                                           $  52.5                       $124.8
   End of period                                                                   393.4                         52.5
-------------------------------------------------------------------------------------------------------------------------

YEAR ENDED                                                                  DECEMBER 1, 2000            DECEMBER 3, 1999
-------------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by:
   Operating activities                                                         $    1.4                     $   10.8
   Investing activities                                                           (179.0)                      (150.7)
   Financing activities                                                            518.5                         67.5
-------------------------------------------------------------------------------------------------------------------------

     Cash and cash equivalents increased $341 million from $52 million at December 3, 1999 to $393 million at December 1, 2000. Net cash proceeds of $697 million were provided by new financing facilities obtained in 2000, primarily to finance the acquisition of RE&C and refinance existing revolving credit facilities. We utilized $29 million to pay financing fees for the RE&C Financing Facilities, $160 million to complete the acquisition of RE&C and $100 million to repay our prior unsecured revolving credit facilities. During the last half of 2000, overall cash flow from the RE&C businesses was adequate to fund construction activities on those projects that required substantial amounts of cash. However, as discussed below, this situation deteriorated significantly in 2001 with the RE&C projects requiring approximately $450 million in cash to fund construction activities. Also during 2000, funding of operations, minority interests, working capital and capital expenditures used approximately $67 million in cash.

     At December 1, 2000, cash and cash equivalents included $19.0 million that was restricted for use on the normal operations of our consolidated construction joint ventures, by projects having contractual cash restrictions and our self-insurance programs. For more information on our financing activities, see the comments below and Note 8, "Credit Facilities" of the Notes to Consolidated Financial Statements in Item 8 of this report.

     We received authorization in January 1998 to repurchase, in open market transactions, block trades or otherwise, up to 2 million shares of outstanding common stock and up to 2.765 million warrants to purchase common stock. As of June 1999, all 2 million shares of common stock had been repurchased. In July 1999, we received authorization to repurchase an additional 2 million shares of our outstanding common stock. As of December 1, 2000, we had not repurchased any shares under the new authorization.

     On March 19, 1999, we replaced our existing $200 million bank credit facility with new unsecured revolving credit facilities providing an aggregate borrowing capacity of $250 million. On May 21, 1999, borrowing capacity under the unsecured credit facilities was increased to $325 million, consisting of a $195 million five-year facility which provided for both revolving borrowings and the issuance of letters of credit and a $130 million one-year facility that provided for revolving borrowings which could be extended in one-year increments by mutual agreement of the banks and us or converted, at our option, into a term loan maturing one year after the then current expiration date of such facility. We requested, and received, a one-year extension of the one-year facility from the bank.

     On July 7, 2000, in order to finance the acquisition of RE&C, refinance existing revolving credit facilities, fund working capital requirements and pay related fees and expenses, we (i) obtained new senior secured credit facilities providing for an aggregate of $1 billion of term loans and revolving borrowing capacity (the "RE&C Financing Facilities") consisting of a $100 million Tranche A term loan facility, a $400 million Tranche B term loan facility and $500 million of revolving credit and (ii) issued and sold $300 million aggregate principal amount of senior unsecured notes due July 1, 2010 (the "Senior Unsecured Notes"). On October 5, 2000, we terminated the Tranche A term loan facility to eliminate ongoing related commitment fees. See Note 8, "Credit Facilities - RE&C Financing Facilities and Senior Unsecured Notes" of the Notes to Consolidated Financial Statements in Item 8 of this report.

     Also, on July 7, 2000, we borrowed net proceeds of $697.3 million consisting of (i) $400 million from the Tranche B term loan facility of the RE&C Financing Facilities at an interest rate based upon the applicable LIBOR plus an additional margin of 3.25% for an effective interest rate of 9.87% and (ii) $297.3 million in net proceeds from the $300 million aggregate principal amount of Senior Unsecured Notes with a stated coupon rate of 11.0%. The proceeds were used to (i) repay $96 million outstanding under the prior unsecured revolving credit facilities, (ii) pay financing fees of approximately $29 million for the RE&C Financing Facilities, (iii) fund the $53 million cash component of the purchase price for RE&C, the $30.8 million paid to the Sellers for cash held on April 30, 2000 by RE&C and the $84.4 million paid to the Sellers representing the net cash advanced or paid by the Sellers for the use or benefit of the purchased business between April 30, 2000 and closing and (iv) fund $7.7 million in acquisition related expenses. Cash on hand of $15.8 million at July 7, 2000 was retained by the RE&C businesses. The balance remained in cash and was anticipated to be used for our working capital requirements.

     We announced on March 2, 2001 that we faced severe near-term liquidity problems due to delays in resolving purchase price adjustments in connection with our acquisition of RE&C and due to substantial cost overruns and negative cash flows associated with certain RE&C projects acquired. We also announced that we were in default under certain covenants in the RE&C Financing Facilities and we were unable to secure performance bonds necessary to obtain certain new projects. We funded approximately $250 million of cash flow deficits (i.e. cash disbursements in excess of receipts) generated by RE&C projects between December 2, 2000 and May 14, 2001.

     We announced on March 8, 2001, that we had filed a fraud lawsuit against the Sellers and that we had ceased activities on two RE&C contracts (the Mystic and Fore River power projects) with very large negative cash flows. The Sellers remained responsible for the performance of the contracts and as such continued to fund the construction of the projects. We were retained on a cost-reimbursable basis and continue to provide construction management and craft personnel to complete the projects.

     On May 7, 2001, a letter of credit in the amount of $96 million was drawn and on May 10, 2001 two additional letters of credit totaling $76 million were drawn for a total of $172 million. The letters of credit were issued under the $500 million revolving credit facility of RE&C Financing Facilities and became funded debt. The borrowing rate for funded debt under the revolving credit facility was based upon the applicable LIBOR plus an additional margin of 2.75%, for an initial effective interest rate of 9.37%. The total funded debt as of May 10, 2001, was $870 million.

     We considered all alternatives to obtain additional sources of cash, including seeking waivers of default under the RE&C Financing Facilities, the incurrence of additional debt, the issuance of additional equity and the sale of non-core assets. However, our near-term liquidity problems limited our strategic alternatives. We were ultimately unable to find additional sources of cash and sought protection from our creditors under Chapter 11 of the U.S. Bankruptcy Code.

DIP FACILITY

     On May 14, 2001, we filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code. See Note 4, "Reorganization Case and Fresh-start Reporting" of the Notes to Consolidated Financial Statements in Item 8 of this report. On the same day, we entered into a Secured Super-Priority Debtor In Possession Revolving Credit Agreement (the "DIP Facility"), with certain of our subsidiaries as guarantors, with a commitment of $195 million and the ability to increase the total commitment to $350 million. On June 5, 2001 the DIP Facility lenders approved an increase in the total commitment from $195 million to $220 million. The DIP Facility was to be used (i) to finance the costs of restructuring; and (ii) for ongoing working capital, general corporate purposes and letter of credit issuance. The borrowing rate under the DIP Facility was the prime rate, plus an additional margin of 4.0%. The effective interest rate was 11.0% as of May 2001. The DIP Facility carried other fees, including commitment fees and letter of credit fees, normal and customary for such credit agreement. The credit agreement under which the DIP Facility was made available contained affirmative and negative covenants, reporting covenants and specified events of default typical for a credit agreement governing credit facilities of the size, type and tenor of the DIP Facility. Among the covenants were those limiting our ability and the ability of some of our subsidiaries to incur debt or liens, provide guarantees, make investments and pay dividends. As of January 24, 2002, we had no outstanding debt and $32.8 million of outstanding letters of credit under the DIP Facility. As discussed below, the DIP Facility was replaced by exit financing facilities on January 25, 2002.

     Cash flow during the reorganization, between May 14, 2001 and our emergence from bankruptcy on January 25, 2002, was slightly positive despite the added costs associated with the reorganization and our first-day motion allowing us to pay critical pre-petition subcontractors and suppliers. The primary reason for cash flow being slightly positive was a $63 million cash settlement of a claim against the Department of Defense on a chemical demilitarization project in Umatilla, Oregon, in June 2001. During the pendency of the bankruptcy we borrowed under the DIP Facility only to pay related fees.

     In addition to affecting negatively our ability to fund cash outlays on existing projects, our near-term liquidity problems also affected our ability to obtain future projects. Immediately prior to and during the pendency of our bankruptcy proceedings, our ability to obtain performance bonds from surety companies was severely limited. As a result, we were able to bid only on contracts that limited surety bonds or on contracts in which we were to partner with a company able to obtain surety bonds.

     We were able to successfully reorganize in the bankruptcy proceedings, and we emerged from bankruptcy on January 25, 2002, when our Plan of Reorganization became effective. In connection with our emergence from bankruptcy protection, we entered into (i) exit financing facilities (the "Senior Secured Revolving Credit Facility"), providing for an aggregate of $350 million of revolving borrowing and letter of credit capacity, and (ii) exit bonding facilities, providing for up to an aggregate amount of $500 million of surety bonds.

SENIOR SECURED REVOLVING CREDIT FACILITY

     The Senior Secured Revolving Credit Facility provides for a senior secured facility in an amount up to $350 million in the aggregate of loans and other financial accommodations allocated pro rata between two facilities as follows: a Tranche A facility in the amount of $208.35 million and a Tranche B facility in the amount of $141.65 million. The scheduled termination date for the Senior Secured Revolving Credit Facility is thirty months from January 24, 2002, and it may be increased up to a total of $375 million with the approval of the lenders.

     The Senior Secured Revolving Credit Facility was entered into (i) to retire our DIP Facility and repay any DIP Facility balance, (of which there was none);
(ii) to replace or backstop approximately $122 million in letters of credit issued under our pre-petition RE&C Financing Facilities; (iii) to replace approximately $32.8 million in letters of credit issued under the DIP Facility;
(iv) to make payments to the pre-petition senior secured lenders and Mitsubishi Heavy Industries pursuant to the Plan of Reorganization; (v) to finance the costs of restructuring; and (vi) for ongoing working capital, general corporate purposes and letter of credit issuance. The initial borrowing rate under the Senior Secured Revolving Credit Facility is the applicable LIBOR, which has a stated floor of 3%, plus an additional margin of 5.5%. Alternatively, we may choose the prime rate, plus an additional margin of

4.5%. As of January 2002, the effective LIBOR- and prime-based rates were 8.5% and 9.25%, respectively. The Senior Secured Revolving Credit Facility carries other fees, including commitment fees and letter of credit fees, normal and customary for such credit agreements. The Senior Secured Revolving Credit Facility contains affirmative, negative and financial covenants, including minimum net worth, capital expenditures, maintenance of certain financial and operating ratios, and specified events of default that are typical for a credit agreement governing credit facilities of the size, type and tenor of the Senior Secured Revolving Credit Facility. Among the covenants are those limiting our ability and the ability of some of our subsidiaries to incur debt or liens, provide guarantees, make investments and pay dividends.

POST-EMERGENCE FINANCIAL CONDITION AND LIQUIDITY

     Currently, we have three principal sources of near-term liquidity: (1) cash generated by operations; (2) existing cash and cash equivalents; and (3) revolving loan borrowings under our Senior Secured Revolving Credit Facility. In the three months ended March 29, 2002, we generated $4 million of net cash from our operating activities. We had cash and cash equivalents of $105.8 million at March 29, 2002, $78.6 million of which were restricted for use on the normal operations of our consolidated construction joint ventures, by projects having contractual cash restrictions and our self-insurance programs. At March 29, 2002, we had $137.5 million in letters of credit outstanding under the Senior Secured Revolving Credit Facility which when combined with existing borrowings of $25 million, leave $187.5 million available for borrowings and letters of credit.

     We expect to use cash to, among other things, fund working capital requirements, make capital expenditures and make cure payments pursuant to our Plan of Reorganization. We anticipate capital expenditures for normal renewal and replacement will be approximately $25 million for the year. Funding of working capital and capital expenditures for major new construction projects will depend upon new awards during the balance of the year. It is anticipated that we will begin to sell equipment from the large hydroelectric project in the Philippines beginning in the third quarter of 2002. Currently we estimate proceeds from the sale of this equipment will be approximately $10 million during the balance of the year with an additional $25 to $30 million to be realized in 2003. However, we may use this equipment if a new project is awarded that would need the same type of equipment and is not otherwise available in our equipment fleet.

     We believe that our cash flow from operations, existing cash and cash equivalents and available borrowings under our revolving credit facility will be sufficient to meet our reasonably foreseeable liquidity needs. We may, from time to time, pursue opportunities to complement existing operations through business combinations and participation in ventures, which may require additional financing and utilization of our capital resources.

     In addition to the above sources of liquidity, we have certain non-core assets held for sale (the Technology Center and EMD), which we expect will generate cash proceeds. The sales of these assets are expected to close during fiscal year 2002.

     In line with industry practice, we are often required to provide performance and surety bonds to customers under fixed-price contracts. These bonds indemnify the customer should we fail to perform our obligations under the contract. If a bond is required for a particular project and we are unable to obtain an appropriate bond, we cannot pursue that project. We have an existing bonding facility with an aggregate capacity of $500 million, but, as is customary, the issuance of bonds under that facility is at the surety's sole discretion. Moreover, due to events that affect the insurance and bonding markets generally, bonding may be more difficult to obtain in the future or may only be available at significant additional cost. While there can be no assurance that bonds will continue to be available on reasonable terms, we believe that we have access to the bonding necessary to achieve our operating goals.

ENVIRONMENTAL CONTINGENCY

     From July 1985 to June 1989, Industrial Constructors Corp. ("ICC"), one of our wholly-owned subsidiaries, performed various contract mining and construction services at the Summitville mine near Del Norte, Colorado. In 1996, the United States and the State of Colorado commenced an action under CERCLA in the U.S. District

Court for the District of Colorado against Mr. Robert Friedland, a potentially responsible party, to recover the response costs incurred and to be incurred at the Summitville Mine Superfund Site (the "Site"). No other parties were named as defendants in the original complaints in this action. On April 30, 1999, Friedland filed a third-party complaint naming ICC and nine other defendants, alleging that such defendants are jointly and severally liable for such costs and requesting that the response costs be equitably allocated. In October 1999, the United States and Colorado amended their complaints to add direct claims against ICC and other parties.

     On December 22, 2000, the United States and Colorado signed a Settlement Agreement and Consent Decree wherein Friedland agreed to pay $27.5 million in exchange for various promises by the United States and Colorado, including dismissal of Friedland from the action filed in 1996.

     On January 2, 2001, Colorado filed a new federal action in Colorado, naming five defendants: Sunoco, ARCO, Asarco, Bechtel and A.O. Smith, alleging that these defendants are jointly and severally liable for costs incurred and to be incurred by Colorado at the Site. On January 12, 2001, Colorado amended this complaint by naming WGI, Washington Contractors Group, Inc., another one of our wholly-owned subsidiaries, and Dennis Washington, our chairman, as additional defendants. That case was dismissed on September 14, 2001 on the basis that the statute of limitations had expired and the complaint was untimely.

     The United States and Colorado have estimated that the total response costs incurred and to be incurred at the Site will approximate $150 million. Prior to our bankruptcy filings, neither we nor Mr. Washington were a party to any agreement regarding allocation of responsibility, and neither the United States nor Colorado had made any formal allocation of responsibility among those defendants.

     During the course of our bankruptcy proceedings we entered into negotiations with the United States, Colorado and Mr. Friedland to settle the issues related to these matters. In December 2001, we entered into settlement agreements with the United States, Colorado and Mr. Friedland. As a result, the United States and Colorado were deemed to have a general unsecured claim against us in the amount of $20.3 million in the bankruptcy proceedings and Mr. Friedland obtained a settlement in the amount of $15 million. In connection with the bankruptcy cases, the general unsecured claim of the United States and Colorado was discharged on the Effective Date pursuant to our Plan of Reorganization. Mr. Friedland has been assigned the right to proceed against insurance carriers under specified insurance policies by which we were insured with respect to claims for defense, contribution or indemnity relating to the Site and to the actions brought by the United States and Colorado. Mr. Friedland has agreed to proceed directly against the insurance carriers and will not enforce or seek the payment of the settlement by us. As a result of this settlement, we recorded a liability of $20.3 million at December 1, 2000.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133 ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded into other contracts and for hedging activities. Under SFAS No. 133, we are required to recognize derivative instruments, including those embedded into other contracts as either assets or liabilities in our consolidated balance sheets and to measure them at fair value.

     SFAS No. 133 requires that the gain or loss on a derivative instrument, designated and qualifying as a fair value hedging instrument, as well as the offsetting gain or loss on the hedged item, be recognized currently in earnings in the same accounting period. It also provides that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedge be reported as a component of other comprehensive income. That amount would subsequently be reclassified into earnings in the same period or periods in which the hedge forecasted transaction affects earnings. Any remaining gain or loss on the derivative instrument, if any, must be recognized in earnings in the current period.

     Our financial risk management philosophy is to ensure that financial exposures created by changes in foreign currency rates, interest rates and commodity prices are minimized. The intent of this philosophy is to minimize the volatility of cash flows and reported earnings which result from financial rather than business related factors, and thus minimize the financial consequences caused by fluctuations in financial and commodity markets.

     Currently, we hedge certain foreign currency transactions denominated in the Philippine peso and the Euro to reduce exposure to change in the U.S. dollar / peso and U.S. dollar / Euro exchange rates. Previously, hedge accounting under generally accepted accounting principles allowed us to account for these forward contracts at spot exchange rates with the related market adjustment made to other comprehensive income. SFAS No. 133 eliminates special hedge accounting treatment for such contracts, requiring us to account for the forward contracts at their fair value (that is, based on the forward exchange rate) with all changes in fair value reported currently in other comprehensive income. We plan to continue our practice of hedging our foreign currency contracts because such an approach economically reduces the risks. On December 2, 2000, we adopted SFAS 133 and recorded a decrease in other comprehensive income of $1.9 million and an increase in total liabilities of $1.9 million for derivatives designated as cash flow type hedges. The impact on our net income was not material.

     In the ordinary course of business in executing construction, construction management, operations management and mining services, we enter into fixed-price contracts for future purchases of commodities from our suppliers. The nature of the terms and conditions of the contracts are considered normal purchases of inventory and have no financial statement impact under SFAS No. 133, as amended.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101") which summarizes the SEC staff's position on selected revenue recognition issues. Adoption is required for us for the first quarter of 2001. The implementation of SAB 101 did not have a significant impact on our results of operations or financial position.

QUARTERLY FINANCIAL DATA
(IN MILLIONS EXCEPT PER SHARE DATA)
-------------------------------------------------------------------------------
Selected quarterly financial data for the years ended December 1, 2000 and December 3, 1999 are presented below.

----------------------------------------------------------------------------------------------------------------------------
2000 QUARTERS ENDED                                      MARCH 3 (b)    JUNE 2 (b)      SEPTEMBER 1 (b)       DECEMBER 1
----------------------------------------------------------------------------------------------------------------------------
Revenue                                                     $595.4          $583.0           $892.0            $1,033.5
Gross profit (loss)                                           25.2            37.3             47.9              (192.0) (a)
Net income (loss)                                              9.0            11.7              (.7)             (879.4) (a)
----------------------------------------------------------------------------------------------------------------------------
Market price
   High                                                       8.81            9.69            12.06               12.19
   Low                                                        6.25            6.44             6.69                8.25
----------------------------------------------------------------------------------------------------------------------------

1999 QUARTERS ENDED (b)                                  FEBRUARY 26      MAY 28           AUGUST 27          DECEMBER 3
----------------------------------------------------------------------------------------------------------------------------
Revenue                                                     $426.0          $588.3           $615.3              $674.8
Gross profit                                                  23.1            28.4             33.6                39.0
Net income                                                     8.9            13.8             12.3                13.3
----------------------------------------------------------------------------------------------------------------------------
Market price
   High                                                      11.44           11.38            11.13               10.94
   Low                                                        9.19            9.06             9.63                8.19
----------------------------------------------------------------------------------------------------------------------------

(a) As discussed previously, significant adjustments were recorded to these items during the fourth quarter resulting from the RE&C acquisition.

(b) Reclassified for Emerging Issues Task Force Issue No. 00-1 INVESTOR BALANCE SHEET AND INCOME STATEMENT DISPLAY UNDER THE EQUITY METHOD FOR INVESTMENTS IN CERTAIN PARTNERSHIPS AND OTHER VENTURES. See Note 2, "Adoption of Accounting Standards" of the Notes to Consolidated Financial Statements in Item 8 of this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
(IN MILLIONS)

INTEREST RATE RISK

     In fiscal year 2000, our exposure to market risk for changes in interest rates related primarily to our short-and long-term investment portfolios and debt obligations. Our short-term investment portfolio consisted primarily of highly liquid instruments with maturities of one month or less. As of December 1, 2000, we had $393.4 million in short-term investments classified as cash equivalents and $38.3 million in investments classified as securities available for sale. Of total cash and cash equivalents of $393.4 million, $19.0 million was restricted for use on the normal operations of our consolidated construction joint ventures, by projects having contractual cash restrictions and our self-insurance programs.

     From time to time, we effect borrowings under bank credit facilities or otherwise for general corporate purposes, including working capital requirements and capital expenditures. Total borrowings of $697.4 million were outstanding as of December 1, 2000, which consisted principally of $399.0 million under the Tranche B term loan and $297.8 million Senior Unsecured Notes net of unamortized discount. The Tranche B term loan bore interest at the applicable LIBOR rate plus an additional margin of 3.25% and, therefore, was subject to fluctuations in interest rates. The Senior Unsecured Notes bore interest at a fixed rate of 11.5% and, therefore, were not subject to fluctuations in interest rates.

FOREIGN CURRENCY RISK

     We conduct our business in various regions of the world. Our operations are, therefore, subject to volatility because of currency fluctuations, inflation changes and changes in political and economic conditions in these countries. We are subject to foreign currency translation and exchange issues, primarily with regard to our mining venture, MIBRAG mbH, in Germany. At December 1, 2000 and December 3, 1999, the cumulative adjustments for translation losses net of related income tax benefits were $8.6 million and $6.4 million, respectively. While we endeavor to enter into contracts with foreign customers with repayment terms in U.S. currency in order to mitigate foreign exchange risk, our revenues and expenses are sometimes denominated in local currencies, and our results of operations may be affected adversely as currency fluctuations affect pricing and operating costs or those of our competitors. We engage from time to time in hedging operations, including forward foreign exchange contracts, to reduce the exposure of our cash flows to fluctuations in foreign currency rates. We do not engage in hedging for speculative investment reasons. We can give no assurances that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

WASHINGTON GROUP INTERNATIONAL, INC., AND SUBSIDIARIES
     Consolidated Financial Statements and Financial Statement Schedule as of December 1, 2000 and December 3, 1999, and for each of the three years in the period ended December 1, 2000

                                                                                                                PAGE(S)
              Report of Management                                                                               II-23
              Independent Auditors' Report - Deloitte & Touche LLP                                               II-24
              Report of Independent Accountants - PricewaterhouseCoopers LLP                                     II-25
              Consolidated Statements of Operations                                                              II-26
              Consolidated Statements of Comprehensive Income (Loss)                                             II-26
              Consolidated Balance Sheets                                                                        II-27
              Consolidated Statements of Cash Flows                                                              II-29
              Consolidated Statements of Stockholders' Equity (Deficit)                                          II-30
              Notes to Consolidated Financial Statements                                                    II-31 to II-73
              Schedule II - Valuation, Qualifying and Reserve Accounts                                            S-1

REPORT OF MANAGEMENT

Management prepared, and is responsible for, the consolidated financial statements and the other information appearing in this annual report. The consolidated financial statements present fairly the company's financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. In preparing its consolidated financial statements, the company includes amounts that are based upon estimates and judgments that management believes are reasonable under the circumstances.

The company maintains internal controls designed to provide reasonable assurance that the company's assets are protected from unauthorized use and that all transactions are executed in accordance with established authorizations and recorded properly. The internal controls are supported by written policies and guidelines and are complemented by a staff of internal auditors. Management believes that the internal controls in place at December 1, 2000, provide reasonable assurance that the books and records reflect the transactions of the company and there has been compliance with its policies and procedures.

The company's fiscal 2000 consolidated financial statements have been audited by Deloitte & Touche LLP and the company's fiscal 1999 and 1998 consolidated financial statements have been audited by PricewaterhouseCoopers LLP, both independent auditors. Management has made available to both independent auditors all of the company's financial records and related data, as well as the minutes of stockholders' and directors' meetings.




  /s/ Stephen G. Hanks                           /s/ George H. Juetten
-------------------------------                ---------------------------------
Stephen G. Hanks                               George H. Juetten
President and                                  Executive Vice President and
Chief Executive Officer                        Chief Financial Officer


June 21, 2002

DELOITTE & TOUCHE LLP
Suite 1800
101 South Capitol Boulevard
Boise, Idaho 83702

Tel: (208) 342-9361
Fax: (208) 342-2199
www.us.deloitte.com

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Washington Group
International, Inc.

     We have audited the accompanying consolidated balance sheet of Washington Group International, Inc. and subsidiaries (the "Corporation") as of December 1, 2000, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity (deficit), and cash flows for the year then ended. Our audit also included the consolidated financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Washington Group International, Inc. and subsidiaries as of December 1, 2000, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 3, on July 7, 2000, the Corporation purchased the capital stock and certain other assets and assumed certain liabilities of Raytheon Engineers & Constructors International, Inc. Subsequent to the purchase, substantial litigation was commenced between the parties. The litigation was settled effective January 25, 2002.

     As discussed in Note 4, the Corporation and certain of its subsidiaries filed for reorganization under Chapter 11 of the Federal Bankruptcy Code on May 14, 2001. Also, as discussed in Note 4, on December 21, 2001, the Bankruptcy Court entered an order confirming the plan of reorganization that became effective after the close of business on January 25, 2002. The accompanying consolidated financial statements and financial statement schedule do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to pre-petition liabilities, the amounts that were allowed for claims or contingencies, or the status and priority thereof; (c) as to stockholder accounts, the effect of any changes that were made in the capitalization of the Company; or (d) as to operations, the effect of any changes that were made in its business.


DELOITTE & TOUCHE LLP

Boise, Idaho
June 21, 2002

REPORT OF INDEPENDENT ACCOUNTANTS

To Board of Directors and Stockholders
of Washington Group International, Inc. (formerly Morrison Knudsen Corporation):

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations and comprehensive income (loss), of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Washington Group International, Inc. (formerly Morrison Knudsen Corporation) and its subsidiaries (the "Corporation") at December 3, 1999, and the results of their operations and their cash flows for each of the two years in the period ended December 3, 1999 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the accompanying financial statement schedule (Schedule II Valuation, Qualifying, and Reserve Accounts) for each of the two years in the period ended December 3, 1999 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Corporation's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 13 to the consolidated financial statements, a subsidiary of the Corporation has been named as a defendant in litigation regarding the Summitville Mine Superfund Site. The outcome of the litigation is not presently determinable and, accordingly, response costs have not been accrued in the accompanying financial statements.


PricewaterhouseCoopers LLP

Boise, Idaho
January 28, 2000

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT PER SHARE DATA)

----------------------------------------------------------------------------------------------------------------------------
                                                                           DECEMBER 1,      DECEMBER 3,      NOVEMBER 30,
YEAR ENDED                                                                    2000             1999              1998
----------------------------------------------------------------------------------------------------------------------------
Operating revenue                                                          $3,090,845        $2,291,967       $1,900,152
Equity in net income of mining ventures                                        13,080            12,435            7,789
----------------------------------------------------------------------------------------------------------------------------
Total revenue                                                               3,103,925         2,304,402        1,907,941
----------------------------------------------------------------------------------------------------------------------------
Cost of revenue                                                            (3,044,587)       (2,180,315)      (1,806,981)
Changes to estimates at completion
   on acquired contracts (Note 3)                                            (140,954)               -                -
----------------------------------------------------------------------------------------------------------------------------
Total cost of revenue                                                      (3,185,541)       (2,180,315)      (1,806,981)
----------------------------------------------------------------------------------------------------------------------------
Gross profit (loss)                                                           (81,616)          124,087          100,960
General and administrative expenses                                           (37,860)          (25,999)         (24,202)
Goodwill amortization                                                         (25,206)          (12,576)          (3,597)
Integration and merger costs (Note 3)                                         (15,302)               -                -
Impairment of arbitration claim (Note 3)                                     (444,055)               -                -
Impairment of acquired assets (Note 3)                                       (747,491)               -                -
----------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                                    (1,351,530)           85,512           73,161
Investment income                                                              10,897             3,429            5,774
Interest expense                                                              (38,413)           (7,642)            (869)
Other income, net                                                              (5,293)            9,681            3,757
----------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes and minority interests
   in income of consolidated subsidiaries                                  (1,384,339)           90,980           81,823
Income tax (expense) benefit                                                  534,329           (33,911)         (35,460)
Minority interests in income of consolidated subsidiaries                      (9,366)           (8,784)          (8,810)
----------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                         $  (859,376)     $     48,285     $     37,553
============================================================================================================================
Income (loss) per share
   Basic                                                                      $(16.41)             $.92              $.70
   Diluted                                                                     (16.41)              .91               .69
----------------------------------------------------------------------------------------------------------------------------
Common shares used to compute income (loss) per share
   Basic                                                                       52,381            52,736           53,891
   Diluted                                                                     52,381            52,885           54,136
-----------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS)

----------------------------------------------------------------------------------------------------------------------------
                                                                           DECEMBER 1,      DECEMBER 3,      NOVEMBER 30,
YEAR ENDED                                                                    2000             1999              1998
----------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                           $(859,376)          $48,285          $37,553
----------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss), net of tax:
   Foreign currency translation adjustments                                    (8,575)           (6,426)           2,462
   Unrealized gains (losses) on marketable securities:
     Unrealized net holding gains (losses) arising during period                  238              (567)             241
     Less: Reclassification adjustment for net (gains) losses
     realized in net income                                                      (116)               36                5
   Unrealized loss on foreign exchange contracts                               (1,589)               -                -
   Minimum pension liability adjustment, net                                       89               581             (670)
----------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss), net of tax                                  (9,953)           (6,376)           2,038
----------------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                                                 $(869,329)          $41,909          $39,591
============================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT PER SHARE DATA)

----------------------------------------------------------------------------------------------------------------------------
                                                                                          DECEMBER 1,         DECEMBER 3,
                                                                                             2000                1999
----------------------------------------------------------------------------------------------------------------------------
ASSETS
----------------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
Cash and cash equivalents                                                               $   393,433          $     52,475
Securities available for sale, at fair value                                                 38,345                    -
Accounts receivable, including retentions of $41,934 and $37,111                            575,545               244,957
Unbilled receivables                                                                        257,744               154,039
Inventories, net of progress payments of $29,960 and $21,926                                 20,575                20,096
Refundable income taxes                                                                       3,837                 3,055
Investments in and advances to construction joint ventures                                   55,693                61,160
Deferred income taxes                                                                       197,147                41,043
Other                                                                                        38,956                18,826
----------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                      1,581,275               595,651
----------------------------------------------------------------------------------------------------------------------------


INVESTMENTS AND OTHER ASSETS
Securities available for sale, at fair value                                                     -                 41,640
Investments in mining ventures                                                               66,008                69,063
Goodwill, net of accumulated amortization of $28,965 and $21,906                            265,068               351,869
Deferred income taxes                                                                       404,414                48,606
Other                                                                                        80,671                21,115
----------------------------------------------------------------------------------------------------------------------------
Total investments and other assets                                                          816,161               532,293
----------------------------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT, AT COST
Construction equipment                                                                      306,401               195,833
Land and improvements                                                                         8,056                 7,970
Buildings and improvements                                                                   37,453                17,154
Equipment and fixtures                                                                       99,851                82,745
----------------------------------------------------------------------------------------------------------------------------
Total property and equipment                                                                451,761               303,702
LESS ACCUMULATED DEPRECIATION                                                              (193,215)             (164,630)
----------------------------------------------------------------------------------------------------------------------------
Property and equipment, net                                                                 258,546               139,072
----------------------------------------------------------------------------------------------------------------------------
Total assets                                                                             $2,655,982            $1,267,016
============================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

----------------------------------------------------------------------------------------------------------------------------
                                                                                          DECEMBER 1,         DECEMBER 3,
                                                                                             2000                1999
----------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
Current portion of long-term debt                                                     $       4,516            $        -
Accounts payable and subcontracts payable, including
   retentions of $10,125 and $25,112                                                        373,080               177,610
Billings in excess of cost and estimated earnings on uncompleted contracts                1,276,846                61,805
Estimated costs to complete long-term contracts                                              81,595                31,947
Accrued salaries, wages and benefits, including compensated absences
   of $49,858 and $29,208                                                                   126,031                73,957
Income taxes payable                                                                          1,466                 1,079
Other accrued liabilities                                                                   106,035                91,480
----------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                 1,969,569               437,878
----------------------------------------------------------------------------------------------------------------------------
NON-CURRENT LIABILITIES
Long-term debt                                                                              692,874               100,000
Self-insurance reserves                                                                     176,087                36,181
Pension and post-retirement benefit obligations                                             175,856               180,801
Environmental remediation obligations                                                         7,983                 6,016
Other non-current liabilities                                                                18,783                    -
----------------------------------------------------------------------------------------------------------------------------
Total non-current liabilities                                                             1,071,583               322,998
----------------------------------------------------------------------------------------------------------------------------
CONTINGENCIES AND COMMITMENTS
----------------------------------------------------------------------------------------------------------------------------
MINORITY INTERESTS                                                                           79,748               103,050
----------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $.01, 10,000 shares authorized                                        -                     -
Common stock, par value $.01, authorized 100,000 shares;
   issued 54,486 and 54,359                                                                     545                   544
Capital in excess of par value                                                              250,112               248,720
Stock purchase warrants                                                                       6,550                 6,554
Retained earnings (accumulated deficit)                                                    (679,680)              179,696
Treasury stock, 2,019 and 2,009 shares, at cost                                             (23,192)              (23,124)
Accumulated other comprehensive loss                                                        (19,253)               (9,300)
----------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity (deficit)                                                       (464,918)              403,090
----------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity (deficit)                                     $2,655,982            $1,267,016
============================================================================================================================

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

-------------------------------------------------------------------------------------------------------------------------
                                                                           DECEMBER 1,      DECEMBER 3,      NOVEMBER 30,
YEAR ENDED                                                                    2000             1999              1998
-------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                         $(859,376)        $ 48,285          $  37,553
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Impairment of assets:
     Acquired assets                                                        747,491                -                  -
     Arbitration claim receivable                                           444,055                -                  -
   Changes to estimates at completion on acquired contracts                 140,954                -                  -
   Depreciation of property and equipment                                    48,029           28,904             22,437
   Amortization of goodwill                                                  25,206           12,576              3,597
   Amortization of prepaid loan fees                                          1,776              534                  -
   Normal profit                                                            (50,271)               -                  -
   Deferred income taxes                                                   (546,401)          17,805             23,902
   Minority interests in net income of consolidated subsidiaries             15,361           14,391             14,418
   Equity in net income of mining ventures less dividends received           (7,256)         (10,662)            (7,157)
   Self-insurance reserves                                                    5,239           (6,239)             5,537
   Loss (gain) on sale of assets, net                                           501           (8,771)              (716)
   Other                                                                     (6,866)           1,961             (2,746)
   Changes in other assets and liabilities, net of effects of business combinations:
     Accounts receivable and unbilled receivables                           130,415          (48,388)               329
     Investments in and advances to construction joint ventures                 830          (13,037)           (23,720)
     Inventories                                                              2,037           18,672            (15,201)
     Other current assets                                                   (12,114)          (5,937)             1,200
     Accounts payable, accrued salaries, wages and benefits,
       other accrued liabilities and subcontracts payable                  (169,811)           9,861             28,360
     Billings in excess of cost and estimated earnings                       48,334          (48,369)            14,037
     Estimated costs to complete long-term contracts                         44,326           (2,045)           (28,289)
     Income taxes                                                              (989)           1,300             13,780
-------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                     1,470           10,841             87,321
-------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Property and equipment acquisitions                                         (48,087)         (50,484)           (35,876)
Property and equipment disposals                                             22,086            3,675              5,025
Purchases of securities available for sale                                  (28,523)         (19,714)           (19,293)
Sales and maturities of securities available for sale                        31,700           23,144             13,377
Purchase of businesses, net of cash acquired of $15,790 in 2000            (160,130)        (132,094)            (4,037)
Sales of businesses                                                              -            25,914              2,758
Other investing activities                                                    3,966           (1,146)              (484)
-------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                      (178,988)        (150,705)           (38,530)
-------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Proceeds from senior notes, less discount of $2,124                         297,302                -                  -
Proceeds from senior secured credit facilities                              400,000                -                  -
Net proceeds from (payments on) long-term revolving line of credit         (100,000)         100,000                  -
Financing fees                                                              (28,762)               -                  -
Purchase of treasury stock                                                        -          (10,164)           (12,848)
Contributions (distributions) to minority interests                         (51,099)         (18,761)             2,629
Redemption of preferred stock, Series A                                           -                -            (18,000)
Other financing activities                                                    1,035           (3,559)             1,114
-------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                         518,476           67,516            (27,105)
-------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                            340,958          (72,348)            21,686
Cash and cash equivalents at beginning of period                             52,475          124,823            103,137
-------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                 $393,433         $ 52,475           $124,823
=========================================================================================================================

Supplemental disclosure of cash flow information (Note 14)
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(IN THOUSANDS)

----------------------------------------------------------------------------------------------------------------------------
YEAR ENDED                                               DECEMBER 1, 2000        DECEMBER 3, 1999         NOVEMBER 30, 1998
                                                         SHARES     AMOUNT       SHARES     AMOUNT       SHARES     AMOUNT
----------------------------------------------------------------------------------------------------------------------------
COMMON STOCK
Balance at beginning of year                             54,359        $544      54,335        $544      54,299        $543
Shares issued under stock award plan                        127           1          24           -          33           1
Stock purchase warrants converted to
   shares of common stock                                     -           -           -           -           3           -
----------------------------------------------------------------------------------------------------------------------------
Balance at end of year                                   54,486        $545      54,359        $544      54,335        $544
============================================================================================================================

CAPITAL IN EXCESS OF PAR VALUE
Balance at beginning of year                                       $248,720                $248,277                $247,820
Shares issued under stock award plan                                  1,169                     219                     221
Stock purchase warrants converted to
   shares of common stock                                                31                       4                      17
Compensation related to stock plans                                     192                     220                     219
----------------------------------------------------------------------------------------------------------------------------
Balance at end of year                                             $250,112                $248,720                $248,277
============================================================================================================================

STOCK PURCHASE WARRANTS
Balance at beginning of year                                         $6,554                  $6,555                  $6,557
Stock purchase warrants converted to
   shares of common stock                                                (4)                     (1)                     (2)
----------------------------------------------------------------------------------------------------------------------------
Balance at end of year                                               $6,550                  $6,554                  $6,555
============================================================================================================================

RETAINED EARNINGS (ACCUMULATED DEFICIT)
Balance at beginning of year                                      $ 179,696                $131,411               $  93,858
Net income (loss)                                                  (859,376)                 48,285                  37,553
----------------------------------------------------------------------------------------------------------------------------
Balance at end of year                                            $(679,680)               $179,696                $131,411
============================================================================================================================

TREASURY STOCK
Balance at beginning of year                             (2,009)   $(23,124)       (982)   $(12,960)        (58) $     (685)
Shares issued under (acquired for)
   stock award plan                                         (10)        (68)         -           -           49         573
Treasury stock acquisitions                                  -           -       (1,027)    (10,164)       (973)    (12,848)
----------------------------------------------------------------------------------------------------------------------------
Balance at end of year                                   (2,019)   $(23,192)     (2,009)   $(23,124)       (982)   $(12,960)
============================================================================================================================

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of year                                       $ (9,300)                $(2,924)                $(4,962)
Foreign currency translation adjustments, net                        (8,575)                 (6,426)                  2,462
Change in unrealized gain (loss) on securities
   available for sale, net                                              122                    (531)                    246
Unrealized loss on foreign exchange contracts                        (1,589)                      -                       -
Minimum pension liability adjustment, net                                89                     581                    (670)
----------------------------------------------------------------------------------------------------------------------------
Balance at end of year                                             $(19,253)                $(9,300)                $(2,924)
============================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

WASHINGTON GROUP INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS EXCEPT PER SHARE DATA)

     The terms "we," "us" and "our" as used in this Annual Report include Washington Group International, Inc. ("WGI") and its consolidated subsidiaries unless otherwise indicated.

1.       SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

     We were originally incorporated in Delaware on April 28, 1993 under the name Kasler Holding Company. In April 1996, we changed our name to Washington Construction Group, Inc. On September 11, 1996, we purchased Morrison Knudsen Corporation, which we refer to as "Old MK," and changed our name to Morrison Knudsen Corporation. On September 15, 2000, we changed our name to Washington Group International, Inc.

     We are an international provider of a broad range of design, engineering, construction, construction management, facilities and operations management, environmental remediation and mining services to diverse public and private sector clients, including (i) engineering, construction and operations and maintenance services in nuclear and fossil power markets, (ii) diverse engineering and construction and construction management services for the highway and bridge, airport and seaport, dam, tunnel, water resource, railway, mining and commercial building markets, (iii) engineering, design, procurement, construction and construction management services to industrial companies, (iv) comprehensive nuclear and other environmental and hazardous substance remediation services and weapons and chemical demilitarization programs for governmental and private-sector clients, and (v) technology, engineering, procurement and construction services to the petroleum and chemical industries worldwide. In providing such services, we enter into three basic types of contracts: fixed-price or lump-sum contracts providing for a fixed price for all work to be performed, fixed-unit-price contracts providing for a fixed price for each unit of work performed, and cost-type contracts providing for reimbursement of costs plus a fee. Both anticipated income and economic risk are greater under fixed-price and fixed-unit-price contracts than under cost-type contracts. Engineering, construction management and environmental and hazardous substance remediation contracts are typically awarded pursuant to a cost-type contract.

     We participate in construction joint ventures, often as sponsor and manager of projects, which are formed for the sole purpose of bidding, negotiating and completing specific projects. We also participate in two incorporated mining ventures: Westmoreland Resources, Inc., a coal mining company in Montana, and MIBRAG mbH, a company that operates lignite coal mines and power plants in Germany. On March 22, 1999, we and BNFL Nuclear Services, Inc. ("BNFL"), an unrelated entity, acquired the government and environmental services businesses of CBS Corporation (now Viacom, Inc.). On July 7, 2000, we purchased from Raytheon Company ("Raytheon") and Raytheon Engineers & Constructors International, Inc. ("RECI") the capital stock of the subsidiaries of RECI and specified other assets of RECI and we assumed specified liabilities of RECI. The businesses that we purchased provide engineering, design, procurement, construction, operation, maintenance and other services on a worldwide basis. See Note 3, "Acquisitions - Acquisition of Raytheon Engineers & Constructors."

BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of WGI and all of its majority-owned subsidiaries and certain construction joint ventures. Investments in non-consolidated construction joint ventures and mining ventures are accounted for by the equity method. For these non-consolidated construction joint ventures, our proportionate share of revenue, cost of revenue and gross profit (loss) is included in the consolidated statements of operations, and equity in net earnings of our incorporated mining ventures is accounted for on the equity method. Intercompany accounts and transactions have been eliminated.

     Our fiscal year had historically ended on November 30. Effective December 1, 1998, we adopted a 52/53 week fiscal year ending on the Friday closest to November 30. Effective December 1, 2001, we changed our fiscal year to the 52/53 weeks ending on the Friday closest to December 31. The changes in reporting period have not materially affected comparability between the reporting periods presented.

REVENUE RECOGNITION

     Revenue is generally recognized on the percentage-of-completion method. Completion on contracts is generally measured based on the proportion of costs incurred to total estimated contract costs or on the proportion of labor hours or labor costs incurred to total estimated labor hours or labor costs. For certain long-term contracts involving mining, environmental and hazardous substance remediation, completion is measured on estimated physical completion or units of production.

     Revenue recognition on certain fixed-price construction contracts begins when progress is sufficient to estimate the probable outcome, or on the completed contract method if the probable outcome cannot be reasonably estimated. The cumulative effect of revisions to contract revenue and estimated completion costs, including incentive awards, penalties, change orders, claims and anticipated losses, is recorded in the accounting period in which the amounts are known and can be reasonably estimated. Such revisions could occur at any time and the effects could be material. Change orders are included in total estimated contract revenue when it is probable that the change order will result in a bona fide addition to contract value and can be reliably estimated. If it is probable that the change order will result in the contract price exceeding the related costs incurred, that the excess over cost can be reliably estimated, and if realization is assured beyond a reasonable doubt, the original contract price is adjusted to the probable revised contract amount as the costs are recognized. Claims are included in total estimated contract revenue, only to the extent that contract costs related to the claim have been incurred, when it is probable that the claim will result in a bona fide addition to contract value and can be reliably estimated. No profit is recognized on claims until final settlement occurs.

     We have a number of contracts and subcontracts with various agencies of the U.S. government, which extend beyond one year and for which government funding has not yet been approved. All contracts with agencies of the U.S. government and some commercial and foreign contracts are subject to unilateral termination at the option of the customer. In the event of a termination, we would not receive projected revenues associated with the terminated portion of such contracts.

     We have a history of making reasonably dependable estimates of the extent of progress towards completion, contract revenue and contract completion costs on our long-term engineering and construction contracts. However, due to uncertainties inherent in the estimation process, it is possible that actual completion costs may vary from estimates.

USE OF ESTIMATES

     The preparation of our consolidated financial statements in conformity with generally accepted accounting principles necessarily requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenue and costs during the reporting periods. Actual results could differ from those estimates. On an ongoing basis, we review our estimates based on information that is currently available. Changes in facts and circumstances may result in revised estimates.

CLASSIFICATION OF CURRENT ASSETS AND LIABILITIES

     We include in current assets and liabilities amounts realizable and payable under contracts that extend beyond one year. Accounts receivable at December 1, 2000 and December 3, 1999 include approximately $25,524 and $8,990, respectively, of contract retentions, which are not expected to be collected within one year. At December 1, 2000 and December 3, 1999, accounts receivable include $8,526 and $17,537, respectively, of short-term marketable securities jointly held with customers as contract retentions, the market value of which approximated the carrying amounts. We recognize interest income from marketable securities as earned. Advances from customers are non-interest bearing. Subcontracts payable, billings in excess of costs, estimated earnings on uncompleted contracts and estimated costs to complete long-term contracts each contain amounts that, depending on contract performance, resolution of U.S. government contract audits, negotiations, change orders, claims or changes in facts and circumstances, may not require payment within one year.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consist of liquid securities with remaining maturities of three months or less at the date of acquisition that are readily convertible into known amounts of cash. At December 1, 2000, cash and cash equivalents included amounts totaling $18,961 that were restricted for use on the normal operations of our consolidated construction joint ventures, by projects having contractual cash restrictions and our self-insurance programs. The comparable amount at December 3, 1999 was $34,810.

UNBILLED RECEIVABLES

     Unbilled receivables represent costs incurred under contracts in process that have not yet been invoiced to customers, and arise from the use of the percentage-of-completion method of accounting, cost reimbursement-type contracts and the timing of billings. Substantially all unbilled receivables at December 1, 2000 are expected to be billed and collected within one year.

INVENTORIES

     Inventories are stated at the lower of cost or market on a first-in, first-out basis and consist of inventoried costs relating to long-term contracts. The elements of cost included in inventories are direct labor, direct material and certain overhead costs.

CREDIT RISK CONCENTRATION

     By policy, we limit the amount of credit exposure to any one financial institution and place investments with financial institutions evaluated as highly creditworthy. Concentrations of credit risk with respect to accounts receivable and unbilled receivables are believed to be limited due to the number, diversification and character of the obligors and our credit evaluation process. Typically, we have not required collateral for such obligations, but can place liens against property, plant or equipment constructed if a default occurs. Historically, we have not incurred any material credit-related losses.

GOODWILL

     Goodwill is amortized using the straight-line method over 20 to 40 years. The carrying value of goodwill or other long-lived assets is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If impairment is indicated by the facts and circumstances, an impairment loss will be recognized based on a comparison of the carrying value of the long-lived assets and associated goodwill with the discounted cash flow of such assets. The carrying amount of the goodwill identifiable with such assets will be eliminated before recognition of impairment of the related long-lived tangible and identifiable intangible assets.

PROPERTY AND EQUIPMENT

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

FOREIGN CURRENCY TRANSLATION

     The functional currency for foreign operations is generally the local currency. Translation of assets and liabilities to U.S. dollars is based on exchange rates at the balance sheet date. Translation of revenue and expenses to U.S. dollars is based on a weighted-average rate during the period. Translation gains or losses, net of income tax effects, are reported as a component of other comprehensive income (loss). Because of the short-term duration of certain construction and engineering projects, related translation gains or losses are recognized currently. Gains or losses from foreign currency transactions are included in the results of operations of the period in which the transaction is completed. Foreign currency gains and losses were immaterial for all periods presented.

ENVIRONMENTAL LIABILITIES

     Accruals for estimated costs of response actions for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. On a quarterly basis, we review estimates of costs of response actions at various sites, including sites in respect of which government agencies have designated us as a potentially responsible party ("PRP"). Accrued liabilities may be discounted and are exclusive of claims for recovery, if any. However, due to uncertainties inherent in the estimation process, it is possible that actual results may vary from estimates.

INCOME TAXES

     Deferred income tax assets and liabilities are recognized for the effects of temporary differences between the carrying amounts and the income tax basis of assets and liabilities using enacted tax rates. A valuation allowance is established when it is more likely than not that net deferred tax assets will not be realized. Tax credits are generally recognized in the year they arise.

INCOME (LOSS) PER SHARE

     Basic income (loss) per share is calculated on the weighted-average number of outstanding common shares during the applicable period. Diluted income (loss) per share is based on the weighted-average number of outstanding common shares plus the weighted-average number of potential outstanding common shares. Income (loss) per share is computed separately for each period presented.

     In 2000, because of our operating losses, all options and warrants were antidilutive and, therefore, are excluded from earnings per share calculations. For 1999 and 1998, the additional weighted-average number of potential outstanding common shares for purposes of computing diluted earnings per share consisted solely of stock options for all periods presented. Stock purchase warrants were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the warrants, and, therefore, the effect would be antidilutive.

     Our emergence from bankruptcy in January 2002 resulted in the cancellation of all of our then outstanding capital stock, stock options and stock purchase warrants and the issuance of new shares of capital stock, stock purchase warrants and stock options. As such, we believe the presentation of income (loss) per share for these canceled instruments is not meaningful. See Note 4, "Reorganization Case and Fresh-start Reporting."

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133 ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments "embedded" into other contracts and for hedging activities. Under SFAS No. 133, we are required to recognize derivative instruments, including those embedded into other contracts as either assets or liabilities in our consolidated balance sheets and to measure them at fair value.

     SFAS No. 133 requires that the gain or loss on a derivative instrument, designated and qualifying as a fair value hedging instrument, as well as the offsetting gain or loss on the hedged item be recognized currently in earnings in the same accounting period. It also provides that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedge be reported as a component of other comprehensive income. That amount would subsequently be reclassified into earnings in the same period or periods in which the hedge forecasted transaction affects earnings. Any remaining gain or loss on the derivative instrument, if any, must be recognized in earnings in the current period.

     Our financial risk management philosophy is to ensure that financial exposures created by changes in foreign currency rates, interest rates and commodity prices are minimized. The intent of this philosophy is to minimize the volatility of cash flows and reported earnings which result from financial rather than business related factors, and thus minimize the financial consequences caused by fluctuations in financial and commodity markets.

     We hedged certain foreign currency transactions denominated in the Philippine peso and the Euro to reduce exposure to changes in the U.S. dollar / peso and U.S. dollar / Euro exchange rates. Hedge accounting under current generally accepted accounting principles allows us to account for these forward contracts at spot exchange rates with the related market adjustment made to other comprehensive income. SFAS No. 133 eliminates special hedge accounting treatment for such contracts, requiring us to account for the forward contracts at their fair value (that is, based on the forward exchange rate) with all changes in fair value reported currently in other comprehensive income. We plan to continue our practice of hedging our foreign currency contracts because such an approach economically reduces the risks. On December 2, 2000, we adopted SFAS 133 and recorded a decrease in other comprehensive income of $1,901 and an increase in total liabilities of $1,901 for derivatives designated as cash-flow-type hedges. The impact on our net income was not material. There were no material hedging transactions prior to the adoption of SFAS No. 133.

     In the ordinary course of business in executing construction, construction management, operations management and mining services, we enter into fixed-price contracts for future purchases of commodities from our suppliers. The nature of the terms and conditions of the contracts are considered normal purchases of inventory and did not have a financial statement impact under SFAS No. 133, as amended.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), which summarizes the SEC staff's position on selected revenue recognition issues. Adoption is required for us for the first quarter of 2001. The implementation of SAB 101 did not have a significant impact on our results of operations or financial position.

RECLASSIFICATIONS

     Certain reclassifications have been made to prior year financial statements to conform to the current year presentation.

2.   ADOPTION OF ACCOUNTING STANDARDS

     On December 4, 1999, we adopted Statement of Position ("SOP") 98-5 REPORTING ON THE COSTS OF START-UP ACTIVITIES. The SOP provides guidance on the financial reporting of start-up costs and organization costs to be expensed as incurred. The SOP also amends SOP 81-1 ACCOUNTING FOR PERFORMANCE OF CONSTRUCTION/PRODUCTION CONTRACTS by requiring pre-contract costs to be expensed as incurred. The adoption of SOP 98-5 had no material effect on our financial position or results of operations.

     During 2000, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-1 INVESTOR BALANCE SHEET AND INCOME STATEMENT DISPLAY UNDER THE EQUITY METHOD FOR INVESTMENTS IN CERTAIN PARTNERSHIPS AND OTHER VENTURES ("EITF 00-1") which clarifies those circumstances in which proportionate gross presentation of an investee's revenues and expenses in an investor's income statement is appropriate under the equity method of accounting for an investment in a legal entity. We adopted the provisions of EITF 00-1 during the year ended December 1, 2000. The adoption resulted in presenting the results of operations of our incorporated mining ventures on the equity method rather than reflecting our proportionate share of revenues and expenses in the consolidated statements of operations. In addition, results of operations and financial position of certain majority-owned joint ventures have been fully consolidated. These majority-owned joint ventures had previously been presented using the equity method for the investment and proportionate consolidation of the results of operations. All prior years' financial information has been reclassified to conform to the current presentation. The effect of adoption of EITF 00-1 was not significant to the financial statements.

3.   ACQUISITIONS

ACQUISITION OF WESTINGHOUSE BUSINESSES

     On March 22, 1999 BNFL and WGI acquired the government and environmental businesses, ("Westinghouse Businesses") of CBS Corporation.

     Operations of the Westinghouse Businesses are conducted through the following two companies:

     o Westinghouse Government Services Company LLC ("WGS"), a limited liability company that provides defense-related operations and maintenance services for the U.S. Departments of Energy and Defense, including the production of tritium for national weapons programs and high-level waste solidification (also known as "vitrification").

     o Westinghouse Government Environmental Services Company LLC ("WGES"), a limited liability company that provides non-defense related governmental and environmental services, including environmental remediation and waste management services.

     Our and BNFL's rights and obligations with respect to WGS and WGES are described in the Amended and Restated Consortium Agreement dated March 19, 1999 and in other related documents, collectively called the "Consortium Agreement." Under the Consortium Agreement, 60% of the profits, losses and cash flows of WGS and WGES are allocated to us and 40% are allocated to BNFL. WGS and WGES are components of our Government operating unit.

     The aggregate purchase price of the Westinghouse Businesses was $207,611, consisting of net cash paid to CBS Corporation of $201,060 and acquisition costs of $6,551. Our share of the aggregate purchase price, $124,567 was funded primarily through borrowings under our bank credit facilities. The remaining balance of $83,044 was paid by BNFL.

     We have accounted for the acquisition of the Westinghouse Businesses as a purchase business combination. The results of our operations, financial position and cash flows include WGS and WGES on a consolidated basis from the acquisition date with BNFL's 40% minority interest in WGS and WGES and a third party's 35% minority interest in Safe Sites of Colorado LLC, a subsidiary of WGES, reflected in a single minority interest line item in our consolidated financial statements. The aggregate purchase price was allocated to the net assets we acquired on the basis of estimates of fair values with the excess recorded as goodwill, as follows:

---------------------------------------------------------------------------------------------------------------------------
Working capital deficit                                                                                         $  (2,188)
Investments and other assets                                                                                         8,405
Property, plant and equipment                                                                                       25,496
Post-retirement benefit obligation                                                                                (27,000)
Pension liabilities                                                                                               (55,908)
Other non-current liabilities and minority interests                                                              (15,054)
Goodwill                                                                                                           273,860
---------------------------------------------------------------------------------------------------------------------------
Total acquisition costs                                                                                            207,611
Less BNFL portion of total acquisition costs                                                                      (83,044)
---------------------------------------------------------------------------------------------------------------------------
WGI portion of total acquisition costs                                                                            $124,567
===========================================================================================================================

     Completion of the purchase allocation resulted primarily in a reduction of employee benefit obligations of $18,050 with a corresponding reduction in goodwill. During the quarter ended December 1, 2000, a pre-acquisition contingency related to the Westinghouse Businesses was resolved. That resulted in an additional reduction in employee benefit obligations of $6,900 with a corresponding reduction in goodwill. Also, we revised our original estimate of legal costs, reducing the purchase price by an additional $5,130.

     The following unaudited pro forma information presents our consolidated operating results as if the acquisition of the Westinghouse Businesses had taken place on December 1, 1998. These pro forma operating results have been prepared for illustrative purposes only and are not indicative of operating results that would have been experienced if the Westinghouse Businesses acquisition occurred on the dates indicated, or of future operating results.

--------------------------------------------------------------------------------------------------------------------------
YEAR ENDED                                                                    DECEMBER 3, 1999          NOVEMBER 30, 1998
--------------------------------------------------------------------------------------------------------------------------
Revenue                                                                            $2,327,884                 $2,340,248
Net income                                                                             46,333                     44,076
Basic income per share                                                                    .88                        .82
Diluted income per share                                                                  .88                        .81
--------------------------------------------------------------------------------------------------------------------------

ACQUISITION OF RAYTHEON ENGINEERS & CONSTRUCTORS

     On July 7, 2000, pursuant to a stock purchase agreement dated April 14, 2000 (the "Stock Purchase Agreement"), we purchased from Raytheon and RECI (collectively with Raytheon, the "Sellers") the capital stock of the subsidiaries of RECI and specified other assets of RECI and we assumed specified liabilities of RECI. The businesses that we purchased, hereinafter called "RE&C", provide engineering, design, procurement, construction, operation, maintenance and other services on a worldwide basis. We financed the acquisition by obtaining new senior secured facilities (the "RE&C Financing Facilities") and issuing senior unsecured notes due July 1, 2010 (the "Senior Unsecured Notes"). See Note 8, "Credit Facilities - RE&C Financing Facilities" and "Credit Facilities - Senior Unsecured Notes" for a more detailed description of the RE&C Financing Facilities and the Senior Unsecured Notes.

     The purchase price paid at the closing of the acquisition on July 7, 2000 was $53,000 in cash and the assumption of net liabilities originally estimated at $450,000. We also incurred acquisition costs of $7,705. The cash portion of the purchase price paid at closing was determined based upon a formula contained in the Stock Purchase Agreement and represented the estimated amount of the Adjusted Non-Current Net Assets and Adjusted Net Working Capital (as the terms are defined in the Stock Purchase Agreement) that we acquired, valued as of April 30, 2000. The amounts of Adjusted Non-Current Net Assets and Adjusted Net Working Capital were subject to post-closing finalization, including an audit by independent accountants, and other adjustments to the price paid at closing. In addition, the Stock Purchase Agreement contained a provision requiring us either to pay the Sellers, or to be paid by the Sellers, the net amount of cash the Sellers either advanced to or withdrew from RE&C between April 30, 2000 and July 7, 2000. After closing we paid the Sellers $84,400 representing the net amount of cash advanced or paid by the Sellers for the use or benefit of RE&C between April 30, 2000 and July 7, 2000.

     The Stock Purchase Agreement provided that the Sellers would retain all non-restricted cash and cash equivalents held by RE&C at the close of business on April 30, 2000 ("Cut-Off Date Cash Balances"). At closing, for purposes of administrative convenience, RE&C kept all cash held by it ($15,790), and we paid the Sellers an additional $30,800 for the cash balances on April 30, 2000. That amount was subject to post-closing verification by us and adjustment in the event it was not equal to the Cut-Off Date Cash Balances held by RE&C. We subsequently verified the amount and no adjustment was required. In total, we paid net cash of $160,130 for the RE&C acquisition.

     RECI retained, among other assets, all of its interest in and rights with respect to some of the existing contracts. In addition, the Stock Purchase Agreement provided that the contracts related to four specified construction projects would be transferred to RECI, and RE&C would enter into subcontracts to perform, on a cost-reimbursed basis, all of RECI's obligations under those contracts. Because the customer consents required to transfer the four contracts to RECI could not be obtained as of closing, we agreed to remain the contract party and continued to be directly obligated to the customers and other third parties under the contracts relating to the four projects. Accordingly, we and the Sellers agreed that the Sellers would provide us with full indemnification with respect to any risks associated with those contracts, which arrangement accomplished the original intent of the Stock Purchase Agreement. Under the Stock Purchase Agreement, we agreed that we would complete the four specified projects for the Sellers' account and the Sellers agreed to reimburse our costs to do so and to share equally with us any positive variance between actual costs and estimated costs. The Sellers also agreed to indemnify us against any losses, claims or liabilities under the contracts relating to such projects, except losses, claims or liabilities resulting from our gross negligence or willful misconduct, against which we would indemnify the Sellers.

     The Stock Purchase Agreement did not contain a fixed purchase price at closing for the transaction, but rather, as noted above, provided that the purchase price would be adjusted upward or downward post-closing based on the effect on a formula that would be applied to an audited RE&C April 30, 2000 balance sheet to be prepared by the Sellers and audited by the Sellers' independent accountants. After closing, we extended the delivery date for the final audited RE&C balance sheet for April 30, 2000 to January 14, 2001.

     As part of the acquisition of RE&C, we undertook a comprehensive review of existing contracts that we acquired for the purpose of making a preliminary allocation of the acquisition price to the net assets acquired. As part of this review, we evaluated, among other matters, RECI's estimates of the costs at completion of the long-term contracts that were underway as of July 7, 2000 ("Acquisition Date EAC's"). During this process, information came to our attention that raised questions as to whether the Acquisition Date EAC's needed to be adjusted significantly. Our review process involved the analysis of an extensive amount of supporting data, including analysis of numerous, large construction projects in various stages of completion. Based on the information available at the time of the review, the preliminary results of this review indicated that the Acquisition Date EAC's of numerous long-term contracts required substantial adjustment. The adjustments resulted in contract losses or lower than market rate margins. As a result, in our report on Form 10-Q for the quarter ended September 1, 2000, we significantly decreased the carrying value of the net assets acquired and increased the goodwill associated with the transaction. Because many of the contracts we acquired contained either unrecorded losses or lower than market profits, these contracts were adjusted to their estimated fair value at the July 7, 2000 acquisition date in order to allow for a reasonable profit margin for completing the contracts, and a gross margin or normal profit reserve of $233,135 was established and recorded in billings in excess of cost and estimated earnings on uncompleted contracts.

     Our review of the RE&C contracts and the purchase price allocation process continued thereafter, and, based on the results of that review, we expected that, as a result of the purchase price adjustment process, the purchase price of RE&C would be adjusted downward by a significant amount. Subsequent to the quarter ended September 1, 2000, we completed the review and made additional adjustments to the contracts we had acquired, resulting from a more accurate determination of the actual contract status at the acquisition date.

     The normal profit reserve has been reduced as work has been performed on the affected projects. The reduction results in reductions to cost of revenue and corresponding increases in gross profit, but has no effect on cash. The establishment of and decreases in cost of revenue for the periods indicated are as follows:

------------------------------------------------------------------------------------------------------------
NORMAL PROFIT RESERVE (IN THOUSANDS)
------------------------------------------------------------------------------------------------------------
July 7, 2000 balance                                                                                $233,135
Cost of revenue (decrease)                                                                           (24,525)
------------------------------------------------------------------------------------------------------------
September 1, 2000 balance                                                                            208,610
Cost of revenue (decrease)                                                                           (25,746)
------------------------------------------------------------------------------------------------------------
December 1, 2000 balance                                                                            $182,864
=============================================================================================================

     An audited RE&C April 30, 2000 balance sheet was not delivered by Sellers, and therefore on February 27, 2001 we filed a lawsuit against the Sellers seeking specific performance of the purchase price adjustment provisions of the Stock Purchase Agreement. On March 8, 2001, we amended our complaint to also seek money damages for misstatements and omissions allegedly made by the Sellers. Our lawsuit seeking specific performance was successful, and we and the Sellers thereafter commenced arbitration proceedings before an independent accountant approved by the court to determine the purchase price adjustment. A significant arbitration claim was ultimately filed against the Sellers, as discussed below.

     During the spring of 2000, in connection with the acquisition of RE&C, we received from the Sellers audited RECI financial statements at December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999 and unaudited RECI financial statements as of and for the three months ended April 2, 2000 and April 4, 1999. In accordance with federal securities law disclosure requirements, we filed on July 13, 2000 those audited and unaudited financial statements and our related unaudited pro forma condensed combined financial statements as of and for the year ended December 3, 1999 and for the quarter ended March 3, 2000 in a current report on Form 8-K. Subsequently, in our current report on Form 8-K filed March 8, 2001, we advised that, for the reasons stated in such report, the foregoing audited and unaudited financial statements of RECI and our related unaudited pro forma condensed combined financial statements, which were derived therefrom, no longer should be relied upon.

     On March 2, 2001 we announced that we faced severe near-term liquidity problems as a result of our acquisition of RE&C. On March 9, 2001, because of those liquidity problems, we suspended work on two large construction projects located in Massachusetts that were part of the acquisition. The Sellers had provided the customer with parent performance guarantees on those two contracts and the guarantees remained in effect after closing. Those performance guarantees required the Sellers to complete the work on the contracts in the event RE&C (owned by us as of July 7, 2000) did not complete them. The contracts were fixed-price in nature and our review of cost estimates indicated that there were substantial unrecognized future costs in excess of future contract revenues that were not reflected in RECI's Acquisition Date EAC's.

     Upon our suspension of work, the Sellers undertook performance of those contracts pursuant to the outstanding performance guarantees. We, however, were obligated under the Stock Purchase Agreement to indemnify the Sellers for losses they incurred under those guarantees. The Sellers also assumed obligations under other contracts, primarily in the RE&C power generation construction business unit, which resulted in significant additional indemnification obligations by us to the Sellers. As a result of costs they incurred to perform under the parent guarantees, the Sellers filed a claim against us in the bankruptcy process for approximately $940,000. As further discussed below, this claim was ultimately settled without payment to the Sellers in connection with the completion of our Plan of Reorganization. See Note 4, "Reorganization Case and Fresh-start Reporting."

     On May 14, 2001, because of the severe near-term liquidity problems resulting from our acquisition of RE&C, we filed for protection under Chapter 11 of the U.S. Bankruptcy Code. At various times between May 14, 2001 and November 20, 2001, we "rejected" numerous contracts (construction contracts, leases and others), as that term is used in the legal sense in bankruptcy law. Included in these rejections were numerous contracts that we acquired from the Sellers.
Effective August 27, 2001, we also rejected the Stock Purchase Agreement.

     On December 21, 2001, the bankruptcy court entered an order confirming the Second Amended Joint Plan of Reorganization of Washington Group International, Inc., et al., as modified (the "Plan of Reorganization"). The Plan of Reorganization became effective and we emerged from bankruptcy on January 25, 2002 (the "Effective Date").

     During the pendency of the bankruptcy we continued to negotiate with the Sellers a settlement of our outstanding litigation with respect to the RE&C acquisition. As a result of those negotiations, we reached a settlement regarding all issues and disputes between the parties, which settlement was incorporated into our Plan of Reorganization (the "Raytheon Settlement").

     Under the Raytheon Settlement, the Sellers agreed that with respect to their bankruptcy claim, the Sellers would be considered unpaid, unsecured creditors having rights in the unsecured creditor class, but that, upon completion of our Plan of Reorganization, they would waive any rights to receive any distributions to be given to unsecured creditors with allowed claims. In exchange, we agreed to dismiss all litigation against the Sellers related to the acquisition and to discontinue the purchase price adjustment and binding arbitration process. We released all claims based on any act occurring prior to the Effective Date of our Plan of Reorganization, including all claims against the Sellers, their affiliates and directors, officers, employees, agents and specified professionals. The Sellers released all claims based on any act occurring prior to the Effective Date of our Plan of Reorganization, including any claims related to any contracts or projects not assumed by us during the bankruptcy cases, against us and our directors, officers, employees, agents and professionals. No cash was exchanged as a result of this settlement.

     In addition, under a services agreement that is a part of the Raytheon Settlement, the Sellers will direct the process for resolving pre-petition claims asserted against us in the bankruptcy case relating to any contract or project that we rejected and that involved some form of support arrangement from the Sellers. We will assist the Sellers in settling or litigating various claims related to those rejected projects. We will also complete work as requested by the Sellers on those rejected projects, and will be reimbursed on a cost-reimbursable basis. The Sellers may, with respect to the rejected projects described above, pursue or settle any of our claims against project owners, contractors or other third parties and will retain any resulting proceeds, except that for specified projects, recoveries in excess of amounts paid by the Sellers will be returned to us.

     While this settlement eliminated our ability to continue to seek to collect our arbitration claim, it was necessary because the Sellers' large unsecured claims in the bankruptcy were substantially impeding our Plan of Reorganization process. Without this settlement, a successful emergence from Chapter 11 would have been delayed or impossible.

     We have made adjustments to the preliminary purchase price allocation of the RE&C acquisition price to the net assets acquired that was included in the unaudited quarterly information at September 1, 2000, including the following, as a result of completing our review:

     o We have made adjustments for amounts that were recorded as part of and subsequent to the initial preliminary purchase price allocation, as a result of additional information we obtained that supported that some of the July 7, 2000 balances were materially misstated based on generally accepted accounting principles and were, therefore, included in our purchase price adjustment arbitration claim against the Sellers. In the lawsuits and purchase price adjustment arbitration claim referred to above, we asserted that the Sellers should have recorded these as adjustments in the RE&C financial statements prior to the acquisition. The adjustments primarily relate to provisions for anticipated losses on fixed-price contracts that were not recorded in the RE&C financial statements prior to the acquisition. We recorded these amounts as a $444,055 arbitration claim receivable from the Sellers. However, as noted above, under the terms of the Raytheon Settlement, we subsequently agreed to dismiss all litigation against the Sellers related to the acquisition and to discontinue the purchase price adjustment and binding arbitration process. Therefore, we wrote off the receivable from the Sellers as an asset impairment during 2000.

o We also have made adjustments for items that were identified subsequent to the initial purchase price allocation that we believe were additional misstatements, based on additional information we obtained, but that were not included in the arbitration claim. Cost of revenue included adjustments to estimates at completion on contracts and increases in self-insurance reserves. The impairment of assets was primarily unrecoverable accounts receivable. These amounts totaled $144,481 and were charged to operations in the three months ending December 1, 2000 as follows:

------------------------------------------------------------------------------------------------------------
Cost of revenue                                                                                    $(140,954)
Impairment of assets                                                                                  (4,685)
Other                                                                                                  1,158
------------------------------------------------------------------------------------------------------------
Total                                                                                              $(144,481)
============================================================================================================

     Because we cannot determine the final impact of the matters discussed above on the pre-acquisition RE&C financial statements or the pro forma adjustments that would be appropriate for the years ended December 1, 2000 and December 3, 1999, unaudited pro forma consolidated results of operations as if the acquisition of RE&C had taken place on December 1, 1998 have not been presented.

     We have accounted for the acquisition of RE&C as a purchase business combination. The results of our operations, financial position and cash flows include the operations of RE&C on a consolidated basis from the July 7, 2000 acquisition date. We have made an allocation of the aggregate purchase price to the net assets we acquired, with the remainder recorded as goodwill, on the basis of estimates of fair values after adjustments for the arbitration claim against the Sellers and adjustments charged to operations, as follows:

------------------------------------------------------------------------------------------------------------
Working capital deficit                                                                            $(958,636)
Arbitration claim receivable                                                                         444,055
Investments and other assets                                                                          42,633
Property and equipment                                                                               139,868
Pension and post-retirement benefit obligations                                                      (16,427)
Deferred income taxes                                                                                (83,222)
Other non-current liabilities                                                                        (88,351)
Goodwill                                                                                             680,210
------------------------------------------------------------------------------------------------------------
Total acquisition costs, net of cash acquired of $15,790                                          $  160,130
============================================================================================================

     Of the 23 major RE&C projects that had significant contract adjustments discussed above, 7 are now complete and 5 were eliminated in the insolvency proceedings of Washington International B.V. See Note 4, "Reorganization Case and Fresh-start Reporting - Washington International B.V." Of the remaining projects, 6 have undergone reformation of the contracts to terms and conditions that permitted us to continue to complete the original project and 5 are continuing under the original terms and conditions. Most of the projects will be completed by the end of 2002, and the remaining projects in 2003.

     As a result of the foregoing events and the substantial negative cash flows of RE&C, we analyzed for impairment the assets acquired in the acquisition of RE&C, including goodwill. Based upon the results of our analysis, we have taken a charge against income during the quarter ended December 1, 2000 for the following impairments of acquired assets:

------------------------------------------------------------------------------------------------------------
Goodwill, net of accumulated amortization of $8,727                                                 $671,483
Indemnification amounts receivable from the Sellers under the Stock Purchase Agreement:
   Billed and unbilled receivables on closed contracts                                                46,562
   Partial indemnification of loss on government contract                                             25,115
   Reimbursement for restructuring costs                                                               3,026
   Reimbursement of legal fees                                                                         1,305
------------------------------------------------------------------------------------------------------------
Impairment of assets                                                                                $747,491
============================================================================================================

     As a result of the acquisition, we incurred significant costs associated with the integration and merger of the two companies. They consisted primarily of incremental costs for legal, accounting, consulting and other fees, including business consulting, promotion and systems integration. During the quarter and year ended December 1, 2000, those costs were $5,246 and $15,302, respectively. There were no such costs in 1999.

4. REORGANIZATION CASE AND FRESH-START REPORTING

REORGANIZATION CASE

     On May 14, 2001, because of severe near-term liquidity issues WGI and several but not all of its direct and indirect wholly-owned domestic subsidiaries (the "Debtors") filed voluntary petitions to reorganize under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Nevada. The various individual bankruptcy cases were administered jointly.

     Under Chapter 11, certain claims against a debtor in existence prior to the filing of a petition for relief under the federal bankruptcy laws ("Pre-petition Claims") are stayed while the debtor continues business operations as a debtor-in-possession. Each of our Debtors in this case continued to operate its business and manage its property as a debtor-in-possession during the pendency of the case. Subsequent to the filing date, additional Pre-petition Claims resulted from the rejection of executory contracts, including leases, and from resolution of claims for contingencies and other disputed amounts. Secured claims, primarily representing liens on the Debtors' assets related to the RE&C Financing Facilities, were also stayed during the pendency of the bankruptcy.

     The Debtors received approval from the bankruptcy court under first-day orders to pay and did pay specified pre-petition obligations, including employee wages and benefits, foreign vendors, tax obligations and critical vendor obligations.

     Our ability to continue as a going-concern during the pendency of the bankruptcy was dependent upon obtaining sufficient debtor-in-possession financing in order to continue operations while in bankruptcy, the confirmation of a plan of reorganization by the bankruptcy court, and resolution of disputes between the Sellers and us. See Note 3, "Acquisitions - Acquisition of Raytheon Engineers & Constructors" for a description of these disputes.

     As of May 14, 2001, we obtained a Secured Super-Priority Debtor in Possession Revolving Credit Facility (the "DIP Facility") with a commitment of $195,000 that was available to provide both ongoing funding and to support letters of credit. On June 5, 2001, the DIP Facility lenders approved an increase in the total commitment from $195,000 to $220,000. The DIP Facility was available and utilized as needed throughout the pendency of the bankruptcy, had no outstanding balance at November 30, 2001 and was replaced by a secured $350,000 30-month revolving credit facility (the "Senior Secured Revolving Credit Facility") entered into on January 25, 2002. For a detailed discussion of the Senior Secured Revolving Facility, see Note 8, "Credit Facilities - Senior Secured Revolving Credit Facility."

     On December 21, 2001, the bankruptcy court entered an order confirming the Second Amended Joint Plan of Reorganization of Washington Group International, Inc., et al., as modified (the "Plan of Reorganization"). Substantially all liabilities of the Debtors as of the date of the bankruptcy filing were subject to settlement under our Plan of Reorganization.

     During the pendency of the bankruptcy, we continued to negotiate with the Sellers a settlement of our outstanding litigation and disputes with respect to the RE&C acquisition. As a result of those negotiations, we entered into the Raytheon Settlement.

     The Plan of Reorganization provided for and we executed the following upon its effective date (the "Effective Date"):

o All of our equity securities (common stock, stock purchase warrants and stock options) existing prior to the Effective Date were canceled and extinguished.

o $570,000 of secured debt under the RE&C Financing Facilities was exchanged for $20,000 in cash and 20,000 shares of the new common stock of reorganized WGI ("New Common Stock") as discussed further below. Also, see
     Note 8, "Credit Facilities."

o We entered into a registration rights agreement with each holder of secured claims who received New Common Stock and requested to be a party to such agreement.

o Vendor and subcontractor claims directly related to contracts we assumed during bankruptcy or upon emergence from bankruptcy that were not paid as critical vendor payments were to be paid in cash in a cure amount equal to the total claim.

o Each holder of unsecured claims at or under $5 (five thousand dollars) is to receive cash in an amount equal to its total unsecured claim ("Convenience Class Payments").

o Accounts payable and subcontracts payable that were not related to cure payments or Convenience Class Payments were discharged.

o The holders of $300,000 of Senior Unsecured Notes and all other unsecured creditors were to receive a pro rata share of 5,000 shares of the New Common Stock and a pro rata share of 8,520 fully vested stock warrants to purchase additional shares of New Common Stock. The stock warrants expire if unexercised four years after the Effective Date. A reorganization plan committee has been established to evaluate and resolve objections to disputed claims of unsecured creditors and to determine each unsecured creditor's pro rata share of shares and warrants. The warrants consist of three tranches as follows:

------------------------------------------------------------------------------------------------------------------
                                                                       NUMBER OF SHARES   STRIKE PRICE PER SHARE
         Tranche A                                                          3,086                $28.50
         Tranche B                                                          3,527                $31.74
         Tranche C                                                          1,907                $33.51
==================================================================================================================

o Specified members of management and designated employees were granted stock options pursuant to a management option plan. The management option plan provided for nonqualified stock option grants as of the Effective Date totaling 1,389 aggregate shares of the New Common Stock with a term of 10 years and a strike price of $24.00 per share. In addition, another 1,389 shares of the New Common Stock may be granted after the Effective Date at strike prices to be established by our board of directors.

o The chairman of our board of directors, Mr. Dennis R. Washington, was granted stock options to purchase shares of New Common Stock in three tranches. The first tranche expires five years after the Effective Date; the remaining tranches expire four years after the Effective Date. One-third of each tranche vested on the Effective Date, one-third of each tranche will vest on the first anniversary of the Effective Date and the final third of each tranche will vest on the second anniversary of the Effective Date. However, all options immediately vest if Mr. Washington is removed from his position as chairman for reasons other than death or disability or if we undergo a change of control. We also agreed with Mr. Washington that our amended certificate of incorporation and bylaws would permit his accumulation of up to 40% of the fully diluted shares of New Common Stock in open market or privately-negotiated transactions, including exercise of the stock options, and that we would take no action inconsistent with those provisions. The number of shares and respective strike prices for each tranche are as follows:

------------------------------------------------------------------------------------------------------------------------
                                                                     NUMBER OF SHARES            STRIKE PRICE PER SHARE
         Tranche A                                                        1,389                         $24.00
         Tranche B                                                          882                         $31.74
         Tranche C                                                          953                         $33.84
========================================================================================================================

o We adopted fresh-start reporting as of February 1, 2002, as discussed further below.

o We filed an amended and restated certificate of incorporation and adopted amended and restated bylaws and established a new board of directors.

     On January 25, 2002, we entered into the Senior Secured Revolving Credit Facility to fund our working capital requirements. The Senior Secured Revolving Credit Facility bears variable interest at 5.5% above LIBOR, with a LIBOR floor of 3%, or 4.5% above the prime rate, at our choice. It is comprised of a $208,350 revolver and a $141,650 credit-linked note. Repayments are made on a pro rata basis between the revolver and the credit-linked note. The credit-linked note can be utilized for letters of credit or funded borrowings as needed. We are required to meet various financial covenants contained in the Senior Secured Revolving Credit Facility. $28,800 in letters of credit remain outstanding from previous credit facilities until they expire, primarily in 2002.

WASHINGTON INTERNATIONAL B.V.

     As a result of our filing for protection under Chapter 11 of the U. S. Bankruptcy Code, the Board of Directors of Washington International B.V., one of our wholly-owned subsidiaries located in The Hague, the Netherlands ("BV"), determined that BV would have insufficient funds to continue operations in the same manner as it had prior to our bankruptcy filing. The determination was made based on the existing financial condition of BV and the fact that our DIP Facility contained terms that prohibited the additional commitment of our resources for BV operations.

    On May 21, 2001, the BV board of directors directed management to consider strategic restructuring alternatives including the filing of a petition for suspension of payment under Dutch law. On May 29, 2001, the suspension of payment was granted and a trustee was appointed pursuant to Dutch law. Under the joint management of the trustee and the BV management, all payments to third parties were temporarily postponed while the trustee and management attempted to pursue strategic alternatives, including the sale of the business to various potentially interested parties. From the date of the trustee's appointment through June 21, 2001, the trustee and management gathered facts and attempted to sell the business to several interested parties.

     Following discussions with the interested parties, it became clear that a sale of the business was not feasible. On June 21, 2001, the trustee transformed the suspension of payments to a procedure of insolvency and a curator was appointed to take over all management responsibilities and to liquidate the BV estate. The curator has been managing the estate since that date and we have cooperated and will continue to cooperate with the curator to resolve various intercompany subsidiary issues including third party intellectual property rights, foreign intercompany loans and other matters.

     During the second quarter of 2001, as a result of the insolvency and liquidation of BV, we wrote off $30,652 of assets, $64,517 of liabilities and $1,904 of foreign currency translation losses, resulting in a net gain of $31,961 from the discharge of liabilities, which is included in reorganization items.

WASHINGTON INTERNATIONAL, LLC

     Washington International, LLC, a Delaware limited liability company and wholly-owned subsidiary of Washington International Holding Limited, a United Kingdom wholly-owned subsidiary of WGI filed for protection under the U.S. Bankruptcy Code in connection with our Chapter 11 filing. Washington International Holding Limited did not file for bankruptcy protection and, therefore, was not a debtor in our bankruptcy proceedings in the United States. Washington International, LLC conducted business primarily in the United Kingdom. On December 5, 2001, Washington E&C Limited, also a United Kingdom wholly-owned subsidiary of Washington International Holding Limited, purchased specified contracts, constituting the ongoing business of Washington International, LLC, for $250. At that time, Washington International, LLC ceased conducting business and on February 20, 2002 a "Winding Up" order was made under the insolvency laws of England and Wales against Washington International, LLC. Washington International, LLC is now under the control of a liquidator pursuant to the insolvency laws of England and Wales and we no longer have any control over its activities. Once the winding up process is complete, Washington International, LLC will be dissolved and will cease to exist. Creditors of Washington International, LLC will not receive any shares of the New Common Stock or stock warrants to be distributed to the unsecured creditors of the Debtors.

     Upon adoption of liquidation basis accounting in the quarter ending November 30, 2001, Washington International, LLC had assets of $9,208, liabilities of $12,155 and $364 of foreign currency translation losses, resulting in a net gain of $2,583, which is included in reorganization items.

FRESH-START REPORTING

     As of February 1, 2002, we adopted fresh-start reporting pursuant to the guidance provided by the American Institute of Certified Public Accountants Statement of Position 90-7, FINANCIAL REPORTING BY ENTITIES IN REORGANIZATION UNDER THE BANKRUPTCY CODE. In connection with the adoption of fresh-start reporting, a new entity has been created for financial reporting purposes. The effective date of our emergence from bankruptcy is considered to be the close of business on February 1, 2002 for financial reporting purposes. In the tables below, the periods presented through February 1, 2002 have been designated "Predecessor Company" and the period ending subsequent to February 1, 2002 has been designated "Successor Company."

     Pursuant to this guidance, we used the purchase method of accounting to allocate our reorganization value to our net assets with the excess recorded as goodwill on the basis of estimates of fair values. The reorganization value was determined to be $550,000 as of February 1, 2002.

     The reorganization value of $550,000 was developed by an independent financial advisor and was based upon the use of three valuation methodologies as follows:

     o Comparable public company analysis is generally a historic or backward-looking technique. It is premised on the idea that the price an investor is willing to pay in the public markets for securities of similar publicly traded companies is a relevant measure to determine what an investor is willing to pay today for a target company. Publicly traded companies were selected that were generally comparable to us. Criteria for selection included lines of business, business risks, growth prospects, maturity of the business, market presence and size and scale of operations.

     o Discounted cash flow valuation is a forward-looking approach that relates the value of an asset or business to the present value of expected future cash flows to be generated by that asset or business. The discount rate used to arrive at present values is a function of the risk inherent in the estimated cash flows, with investors requiring higher rates of return for riskier assets and lower rates for assets with lower expected risk.

     o Precedent transaction analysis estimates value by examining public merger and acquisition transactions. An analysis of the disclosed purchase price as a multiple of various operating statistics reveals industry sales multiples for companies in similar lines of business. Merger and acquisition transactions in the engineering and construction sector and prices paid as a multiple of key operating statistics were analyzed.

     Different weights were placed on each of these analyses and judgments were made as to the relative significance of each in determining an indicated enterprise value range. The weighted valuation methodologies resulted in an enterprise value range for the consolidated businesses. The total enterprise value was determined applying valuation metrics against the various risks and opportunities identified to each business segment. Our reorganization value represented the value of the reorganized consolidated entity. This value was viewed as the fair value of our capital, comprising the value of long-term capital investment, including both long-term debt and equity, and approximated the amount a willing buyer would have paid for our net assets immediately after the reorganization was completed.

         The calculated reorganization value was based upon a variety of estimates and assumptions about circumstances and events not all of which have taken place to date. These estimates and assumptions are inherently subject to significant economic and competitive uncertainties beyond our control, including but not limited to, our ability to obtain and perform new contracts profitably.

     On the Effective Date, we borrowed $40,000 under the Senior Secured Revolving Credit Facility; however, because the borrowings under the Senior Secured Revolving Credit Facility are revolving working capital loans, they were not included as part of the reorganization value. Therefore, the reorganization value of $550,000 represents the value of our stockholders' equity as of the Effective Date. Based on values determined by our financial advisor, we allocated $28,647 of the equity value to the stock purchase warrants and the remainder to the New Common Stock.

     The reorganization and the adoption of fresh-start reporting resulted in the following adjustments to our consolidated balance sheet as of February 1, 2002:

----------------------------------------------------------------------------------------------------------------------------
                                          PREDECESSOR COMPANY                                           SUCCESSOR COMPANY
                                             BALANCE SHEET            DEBT           FRESH-START          BALANCE SHEET
                                           FEBRUARY 1, 2002         DISCHARGE        ADJUSTMENTS        FEBRUARY 1, 2002
----------------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
Cash and cash equivalents                   $   147,450         $  (19,249) (a)       $      -              $   128,201
Accounts receivable                             351,316                 -                 (418) (h)             350,898
Deferred income taxes                           104,828                 -                   -                   104,828
Assets held for sale                            154,237                 -               33,582  (i)             187,819
Other                                           310,242                 -               (9,578) (h)             300,664
----------------------------------------------------------------------------------------------------------------------------
Total current assets                          1,068,073            (19,249)             23,586                1,072,410
----------------------------------------------------------------------------------------------------------------------------
NON-CURRENT ASSETS
Investments in mining ventures                   88,968                 -              (20,268) (h)              68,700
Goodwill, Predecessor Company                   174,909                 -             (174,909) (f)                  -
Goodwill, Successor Company                          -                  -              402,352  (g)             402,352
Deferred income taxes                           575,012           (343,539) (b)       (193,766) (k)              37,707
Property and equipment, net                     161,241                 -               (2,589) (h)             158,652
Other assets                                     39,156             12,626  (c)         (8,231) (h)              43,551
----------------------------------------------------------------------------------------------------------------------------
Total non-current assets                      1,039,286           (330,913)              2,589                  710,962
----------------------------------------------------------------------------------------------------------------------------
Total assets                                 $2,107,359          $(350,162)          $  26,175               $1,783,372
============================================================================================================================
CURRENT LIABILITIES
Accounts payable and subcontracts payable   $   191,609         $   35,960  (d)   $         69  (h)         $   227,638
Billings in excess of cost and estimated
   earnings on uncompleted contracts             87,201            170,573  (d)          9,101  (h)             266,875
Estimated costs to complete long-term
   contracts                                     75,252             23,887  (d)           (575) (h)              98,564
Accrued salaries, wages and benefits             88,220             42,256  (d)             -                   130,476
Other accrued liabilities                       120,672             17,656  (d)           (228) (h)             138,100
Liabilities held for sale                       108,670                 -               10,691  (i)             119,361
Income taxes payable                                516                 -                   -                       516
----------------------------------------------------------------------------------------------------------------------------
Total current liabilities                       672,140            290,332              19,058                  981,530
----------------------------------------------------------------------------------------------------------------------------
NON-CURRENT LIABILITIES
Revolving credit facility                            -              40,000  (a)             -                    40,000
Self-insurance reserves                          30,598              7,580  (d)             -                    38,178
Pension and post-retirement obligations          32,132             75,633  (d)        (12,122) (j)              95,643
----------------------------------------------------------------------------------------------------------------------------
Total non-current liabilities                    62,730            123,213             (12,122)                 173,821
----------------------------------------------------------------------------------------------------------------------------
LIABILITIES SUBJECT TO COMPROMISE             1,880,900         (1,880,900) (d)             -                        -
----------------------------------------------------------------------------------------------------------------------------
MINORITY INTERESTS                               77,649                 -                  372  (h)              78,021
----------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock                                        545                250  (d)           (545) (l)                 250
Capital in excess of par value                  250,118            521,103  (d)       (250,118) (l)             521,103
Stock purchase warrants                           6,550             28,647  (d)         (6,550) (l)              28,647
Retained earnings (accumulated deficit)        (799,813)           567,193  (e)        232,620  (l)                  -
Treasury stock                                  (23,192)                -               23,192  (l)                  -
Accumulated other comprehensive
   income (loss)                                (20,268)                -               20,268  (l)                  -
----------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity (deficit)           (586,060)         1,117,193              18,867                  550,000
----------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders'
   equity (deficit)                          $2,107,359          $(350,162)          $  26,175               $1,783,372
============================================================================================================================

--------------------------------
Debt discharge:
(a) Reflects payment of $24,500 in payments to creditors under the Plan of Reorganization and $34,749 in deferred financing costs for the Senior Secured Revolving Credit Facility. These emergence costs necessitated a $40,000 draw under the Senior Secured Revolving Credit Facility.
(b) Records the effect of income taxes on the gain from debt discharge. The discharge of liabilities in bankruptcy is a taxable event. The pre-tax gain reported for financial statement purposes is $910,732. Our net operating loss carryforward, certain tax credit carryforwards and a portion of tax basis of goodwill and depreciable assets were utilized to offset the tax obligation arising on the discharge of liabilities.
(c) Reflects the write-off of $22,123 in fees on the RE&C Financing Facilities and the Senior Unsecured Notes, and the payment of $34,749 of deferred financing costs for the Senior Secured Revolving Credit Facility.
(d)  Of the $1,880,900 of liabilities subject to compromise:
     o $373,545 of unsecured liabilities were retained by us and $4,500 was paid at emergence.
     o $926,288 in unsecured obligations were exchanged for 5,000 shares of New Common Stock and 8,520 warrants. The unsecured obligations include $300,000 of Senior Unsecured Notes and approximately $415,000 related to specified Power operating unit projects that were subject to guarantees by the Sellers. See Note 3, "Acquisitions - Acquisition of Raytheon Engineers & Constructors."
     o $576,567 in secured obligations, including accrued interest, were exchanged for 20,000 shares of New Common Stock, and $20,000 in cash paid on the Effective Date.
(e) Reflects the gain on debt discharge of $1,460,732, less the value of New Common Stock and warrants issued of $550,000, net of income taxes of $343,539.
Fresh-start adjustments:
(f)  Reflects the reclassification of Predecessor Company goodwill.
(g) Records goodwill for value in excess of amounts allocable to identifiable assets.
(h) Records adjustments to reflect assets and liabilities at fair market values.
(i) Adjusts to reflect the assets and liabilities of businesses held for sale at their estimated realizable values.
(j) Adjusts pension plan and post-employment obligations to recognize unrealized actuarial gains and losses.
(k) Reflects the elimination of the deferred tax assets related to the remaining basis differences between book and tax goodwill of the Predecessor Company. This goodwill will continue to be amortized by the Successor Company over the remaining 13.5 year period for tax purposes. Also records adjustments to deferred tax assets and liabilities resulting from the adjustments to reflect assets and liabilities at fair value.
(l) Records the cancellation of Predecessor Company common stock and elimination of retained earnings.

     On May 14, 2001, all liabilities of the Debtors were reclassified as liabilities subject to compromise. The resolution of liabilities subject to compromise was as follows:

----------------------------------------------------------------------------------------------------------------------------
                                                 PREDECESSOR COMPANY                                      SUCCESSOR COMPANY
                                                 LIABILITIES SUBJECT    LIABILITIES        CASH PAID       LIABILITIES NOT
RESOLUTION OF LIABILITIES                           TO COMPROMISE       COMPROMISED           AT             COMPROMISED
SUBJECT TO COMPROMISE                             FEBRUARY 1, 2002   (DEBT DISCHARGED)     EMERGENCE      FEBRUARY 1, 2002
----------------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
Accounts payable and subcontracts payable         $     63,827        $     (23,367)        $(4,500)          $  35,960
Billings in excess of cost and estimated
   earnings on uncompleted contracts                   181,446              (10,873)             -              170,573
Estimated costs to complete long-term contracts         27,380               (3,493)             -               23,887
Accrued salaries, wages and benefits                    42,441                 (185)             -               42,256
Other accrued liabilities                              489,110             (471,454)             -               17,656
----------------------------------------------------------------------------------------------------------------------------
Total current liabilities                              804,204             (509,372)         (4,500)            290,332
----------------------------------------------------------------------------------------------------------------------------
NON-CURRENT LIABILITIES
Long-term debt, including accrued interest             888,899             (868,899)        (20,000)                 -
Self-insurance reserves                                 97,036              (89,456)             -                7,580
Pension and post-retirement obligations                 77,781               (2,148)             -               75,633
Environmental liabilities                                3,970               (3,970)             -                   -
Other liabilities                                        9,010               (9,010)             -                   -
----------------------------------------------------------------------------------------------------------------------------
Total non-current liabilities                        1,076,696             (973,483)        (20,000)             83,213
----------------------------------------------------------------------------------------------------------------------------
Total                                               $1,880,900          $(1,482,855)       $(24,500)           $373,545
============================================================================================================================

5.   RESTRUCTURING CHARGES

     During 2000, as part of the acquisition of RE&C, we established a restructuring liability of $28,264 for closure and consolidation of office facilities, some of which were already contemplated by the Sellers.

     The following presents restructuring charges accrued and costs incurred:

--------------------------------------------------------------------------------------------------------------------------
YEAR ENDED                                                                                              DECEMBER 1, 2000
--------------------------------------------------------------------------------------------------------------------------
Accrued liability at beginning of year                                                                       $       -
Liability recorded in RE&C acquisition                                                                           28,264
Cash expenditures                                                                                                (3,933)
--------------------------------------------------------------------------------------------------------------------------
Accrued restructuring liability at end of year                                                                  $24,331
==========================================================================================================================

6.   VENTURES

CONSTRUCTION JOINT VENTURES

     We participate in joint ventures that are formed to bid, negotiate and complete specific projects. We generally participate in joint ventures as the sponsor and manager of the projects. The size, scope and duration of joint-venture projects vary among periods. The tables below exclude consolidated joint ventures.

--------------------------------------------------------------------------------------------------------------------------
COMBINED FINANCIAL POSITION OF CONSTRUCTION JOINT VENTURES                    DECEMBER 1, 2000          DECEMBER 3, 1999
--------------------------------------------------------------------------------------------------------------------------
Current assets                                                                       $385,990                  $287,613
Property and equipment, net                                                             2,961                    32,311
Current liabilities                                                                  (166,303)                 (181,900)
--------------------------------------------------------------------------------------------------------------------------
Net assets                                                                           $222,648                  $138,024
==========================================================================================================================

--------------------------------------------------------------------------------------------------------------------------
COMBINED RESULTS OF OPERATIONS OF CONSTRUCTION JOINT VENTURES
YEAR ENDED                                            DECEMBER 1, 2000         DECEMBER 3, 1999         NOVEMBER 30, 1998
--------------------------------------------------------------------------------------------------------------------------
Revenue                                                   $908,089                   $802,940                  $947,599
Cost of revenue                                           (729,972)                  (741,005)                 (817,130)
--------------------------------------------------------------------------------------------------------------------------
Gross profit                                              $178,117                  $  61,935                  $130,469
==========================================================================================================================

--------------------------------------------------------------------------------------------------------------------------
WGI'S SHARE OF RESULTS OF OPERATIONS OF CONSTRUCTION JOINT VENTURES
YEAR ENDED                                            DECEMBER 1, 2000         DECEMBER 3, 1999         NOVEMBER 30, 1998
--------------------------------------------------------------------------------------------------------------------------
Revenue                                                   $278,247                   $262,265                  $289,547
Cost of revenue                                           (238,716)                  (243,110)                 (253,990)
--------------------------------------------------------------------------------------------------------------------------
Gross profit                                             $  39,531                  $  19,155                 $  35,557
==========================================================================================================================

MINING VENTURES

     At December 1, 2000, we held ownership interests in two incorporated mining ventures: MIBRAG mbH (33%) and Westmoreland Resources, Inc. ("Westmoreland Resources") (20%) which are accounted for under the equity method. We provide contract mining services to these ventures. Effective March 28, 2001, we increased our ownership interest in MIBRAG mbH from 33% to 50% by purchasing the additional interests for approximately $17,500, which was funded through the reinvestment of dividend distributions from MIBRAG mbH. We currently are in litigation with Westmoreland Resources concerning the contract mining services we provide to it. See Note 13, "Contingencies and Commitments - Other."

--------------------------------------------------------------------------------------------------------------------------
COMBINED FINANCIAL POSITION OF MINING VENTURES                                DECEMBER 1, 2000          DECEMBER 3, 1999
--------------------------------------------------------------------------------------------------------------------------
Current assets                                                                       $158,094                  $215,424
Non-current assets                                                                    141,152                   100,808
Property and equipment, net                                                           487,230                   612,714
Current liabilities                                                                   (60,259)                  (68,198)
Long-term debt, non-recourse to parents                                              (272,096)                 (320,113)
Other non-current liabilities                                                        (245,275)                 (320,104)
--------------------------------------------------------------------------------------------------------------------------
Net assets                                                                           $208,846                  $220,531
==========================================================================================================================

--------------------------------------------------------------------------------------------------------------------------
COMBINED RESULTS OF OPERATIONS OF MINING VENTURES
YEAR ENDED                                            DECEMBER 1, 2000         DECEMBER 3, 1999         NOVEMBER 30, 1998
--------------------------------------------------------------------------------------------------------------------------
Revenue                                                   $284,241                   $334,090                  $291,918
Costs and expenses                                        (243,448)                  (294,576)                 (267,397)
--------------------------------------------------------------------------------------------------------------------------
Net income                                               $  40,793                  $  39,514                 $  24,521
==========================================================================================================================

     Undistributed earnings from mining ventures totaled $72,405 at December 1, 2000.

7.   SALES OF BUSINESSES

     During the year ended December 3, 1999, we sold a foreign non-core subsidiary and a domestic subsidiary engaged in the concrete and aggregate business. The $8,730 pre-tax gain on the sale of these businesses was recognized as other income. Operations of the subsidiaries resulted in revenue of $11,985 and $20,200 and net losses of $481 and $12 for 1999 and 1998, respectively. Proceeds from the sales of both businesses totaled $25,914. During 1998, land held for sale was sold at its approximate book value of $2,758.

8.   CREDIT FACILITIES

     Long-term debt consisted of the following:

----------------------------------------------------------------------------------------------------------------------------
                                                                                DECEMBER 1, 2000           DECEMBER 3, 1999
----------------------------------------------------------------------------------------------------------------------------
Senior secured credit facilities                                                       $399,000            $         -
Senior unsecured notes, net of unamortized discount                                     297,874                      -
Unsecured revolving credit facilities                                                        -                  100,000
Other                                                                                       516                      -
----------------------------------------------------------------------------------------------------------------------------
Total debt                                                                              697,390                 100,000
----------------------------------------------------------------------------------------------------------------------------
Less current portion                                                                     (4,516)                     -
----------------------------------------------------------------------------------------------------------------------------
Net long-term debt                                                                     $692,874                $100,000
============================================================================================================================

CREDIT FACILITIES AND ACQUISITION FINANCING

     On March 19, 1999, we replaced our existing bank credit facility with new uncollateralized revolving credit facilities providing an aggregate borrowing capacity of $250,000 in order to acquire the Westinghouse Businesses, to provide for general corporate purposes, to support working capital requirements and to support letters of credit and other potential acquisitions. On May 21, 1999, the new credit facilities were increased to $325,000 consisting of a $195,000 five-year facility, which provided for both revolving borrowings and the issuance of letters of credit, and a $130,000 one-year facility, which provided for revolving borrowings. The one-year facility included terms permitting extensions in one-year increments by mutual agreement of the banks and us or converted, at our option, to a term loan having a maturity of one year after the then current expiration of such facility. The facilities' covenants required the maintenance of financial ratios, and placed limitations on guarantees, liens, investments, dividends and other matters. At December 3, 1999, $55,000 and $45,000 were outstanding on the one-year and five-year facilities, respectively.

     The facilities provided for interest on loans, payable at the conclusion of each interest commitment period not to exceed quarterly, at the applicable LIBOR rate or the base rate, as defined, plus an additional margin. The additional margin ranged from 1.25% to 2.00% for the LIBOR rate and .25% to 1.00% for the base rate, based on the ratio of earnings before interest, taxes, depreciation and amortization to our funded debt. The effective interest rate at December 3, 1999 was 6.98%. On March 19, 1999, we paid $3,700 in underwriting fees to the banks and were required to pay quarterly commitment and letter of credit fees. Commitment fees were based on the unused portion of the facilities. Letter of credit fees were based on a percentage of the letter of credit amount.

     On July 7, 2000, in order to finance the acquisition of RE&C, refinance existing revolving credit facilities, fund working capital requirements and pay related fees and expenses, we (i) obtained the RE&C Financing Facilities, providing for an aggregate of $1,000,000 of term loans and revolving borrowing capacity and (ii) issued and sold $300,000 aggregate principal amount of Unsecured Senior Notes. The terms of the RE&C Financing Facilities and Senior Unsecured Notes are briefly summarized below.

RE&C FINANCING FACILITIES

     The RE&C Financing Facilities provided for, on the terms and subject to the conditions stated in the RE&C Financing Facilities: (i) two senior secured term loan facilities in an aggregate principal amount of up to $500,000, including a multi-draw Tranche A term loan facility in an aggregate principal amount of $100,000 that were to mature July 7, 2005 and a Tranche B term loan facility in an aggregate principal amount of $400,000 that were to mature July 7, 2007, and
(ii) a five-year senior secured revolving credit facility in an aggregate principal amount of up to $500,000, all of which was available for letters of credit. Initial borrowings under the RE&C Financing Facilities totaled $400,000, representing the full amount available under the Tranche B term loan facility. The initial borrowing rate under the Tranche B term loan facility was the applicable LIBOR plus an additional margin of 3.25%. The effective interest rate was 9.87% at December 1, 2000. The borrowing rate, when utilized, under the Tranche A term loan facility and the senior secured revolving credit facility was the applicable LIBOR plus an additional margin of 2.75%, for an effective interest rate of 9.37% at December 1, 2000. The additional margins, which were determined based on an agreed pricing grid, could increase or decrease from time to time as the ratio of debt to EBITDA
(as such term is defined in the RE&C Financing Facilities) increased or decreased. The credit agreement under which the RE&C Financing Facilities were made available contained affirmative, negative and financial covenants and specified events of default which are typical for a credit agreement governing credit facilities of the size, type and tenor of the RE&C Financing Facilities. Among the covenants were those limiting our ability and the ability of certain of our subsidiaries to incur debt or liens, provide guarantees, make investments and pay dividends or repurchase shares. On
October 5, 2000, we terminated the Tranche A term loan facility to eliminate ongoing related commitment fees.

SENIOR UNSECURED NOTES

     The Senior Unsecured Notes were unsecured senior obligations that were to mature on July 1, 2010. Interest on the Senior Unsecured Notes was payable semiannually in arrears on January 1 and July 1, commencing January 1, 2001. The Senior Unsecured Notes were sold in a private offering to qualified institutional buyers. Under a registration rights agreement for the benefit of the holders of the Senior Unsecured Notes, we were required to offer to exchange the Senior Unsecured Notes for new Senior Unsecured Notes that were registered under the Securities Act of 1933. The Senior Unsecured Notes provided for additional interest to the extent and for the period that the registration process was not completed within the specified periods. The Senior Unsecured Notes accrued interest at a rate of 11% per annum through September 20, 2000, and were then adjusted to 11.5% per annum. They were scheduled to continue at that rate until we fully complied with the registration requirements of the registration rights agreement, subject to a further increase in interest rate of ..5% per annum from and after December 20, 2000, until the registration process was completed. At that time, the Senior Unsecured Notes would accrue interest at the annual rate of 11%. The Senior Unsecured Notes ranked equally with our existing and future senior unsecured indebtedness. The Senior Unsecured Notes effectively ranked junior to all of our secured indebtedness and to all liabilities of our subsidiaries that were not guarantors of the Senior Unsecured Notes. The Senior Unsecured Notes ranked senior to any future subordinated indebtedness we might have incurred. The Senior Unsecured Notes were guaranteed on a senior basis by certain of our subsidiaries. The indenture under which the Senior Unsecured Notes were issued contained affirmative, restrictive and financial covenants and specified events of default which are typical for an indenture governing an issue of high-yield senior unsecured notes. Among the covenants were those limiting our ability and the ability of certain of our subsidiaries to incur debt or liens, provide guarantees, make investments and pay dividends or repurchase shares.

BANKRUPTCY DISCHARGE

     As discussed in Note 4, "Reorganization Case and Fresh-start Reporting," our obligations under the RE&C Financing Facilities and the Senior Unsecured Notes were discharged upon our emergence from bankruptcy on January 25, 2002.

DIP FACILITY

     On May 14, 2001, we filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. See Note 4, "Reorganization Case and Fresh-start Reporting." On the same day, we entered into the DIP Facility with certain of our subsidiaries as guarantors, with a commitment of $195,000 and the ability to increase the total commitment to $350,000. On June 5, 2001 the DIP Facility lenders approved an increase in the total commitment from $195,000 to $220,000. The DIP Facility was to be used (i) to finance the costs of restructuring; and
(ii) for ongoing working capital, general corporate purposes and letter of credit issuance. The borrowing rate under the DIP Facility was the prime rate, plus an additional margin of 4.0%. The effective interest rate was 11.0% as of May 2001. The DIP Facility carried other fees, including commitment fees and letter of credit fees, normal and customary for such credit agreement. The credit agreement under which the DIP Facility was made available contained affirmative and negative covenants, reporting covenants and specified events of default typical for a credit agreement governing credit facilities of the size, type and tenor of the DIP Facility. Among the covenants were those limiting our ability and the ability of some of our subsidiaries to incur debt or liens, provide guarantees, make investments and pay dividends. As of January 24, 2002, we had no outstanding debt and $32,800 of outstanding letters of credit under the DIP Facility. As discussed below, the DIP Facility was replaced by the Senior Secured Revolving Credit Facility on January 25, 2002.

SENIOR SECURED REVOLVING CREDIT FACILITY

     In connection with our emergence from bankruptcy protection on January 25, 2002, we entered into: (i) the Senior Secured Revolving Credit Facility, providing for an aggregate of $350,000 of revolving borrowing and letter of credit capacity, and (ii) exit bonding facilities, providing for an aggregate amount of $500,000 of surety bonds. The Senior Secured Revolving Credit Facility provides for an amount up to $350,000 in the aggregate of loans and other financial accommodations allocated pro rata between two facilities as follows: a Tranche A facility in the amount of $208,350 and a Tranche B facility in the amount of $141,650. The scheduled termination date for the Senior Secured Revolving Credit Facility is thirty months from January 24, 2002, and it may be increased up to a total of $375,000 with the approval of the lenders.

     The Senior Secured Revolving Credit Facility was entered into (i) to retire our DIP Facility and to repay any DIP Facility balance (of which there was none); (ii) to replace or backstop approximately $122,000 of letters of credit issued under our pre-petition RE&C Financing Facilities; (iii) to replace approximately $32,800 of letters of credit issued under the DIP Facility; (iv) to make payments to the pre-petition senior secured lenders and Mitsubishi Heavy Industries pursuant to our Plan of Reorganization; (v) to finance the costs of restructuring; and (vi) for ongoing working capital, general corporate purposes and letter of credit issuance. The initial borrowing rate under the Senior Secured Revolving Credit Facility is the applicable LIBOR, which has a stated floor of 3%, plus an additional margin of 5.5%. Alternatively, we may choose the prime rate, plus an additional margin of 4.5%. As of January 2002, the effective LIBOR- and prime-based rates were 8.5% and 9.25%, respectively. The Senior Secured Revolving Credit Facility carries other fees including commitment fees and letter of credit fees normal and customary for such credit agreements. The Senior Secured Revolving Credit Facility contains affirmative, negative and financial covenants, including minimum net worth, capital expenditures, maintenance of certain financial and operating ratios, and specifies events of default, which are typical for a credit agreement governing credit facilities of the size, type and tenor of the Senior Secured Revolving Credit Facility. Among the covenants are those limiting our ability and the ability of some of our subsidiaries to incur debt or liens, provide guarantees, make investments and pay dividends.

9.   TAXES ON INCOME

     The components of the U.S. federal, state and foreign income tax expense (benefit) were as follows:

--------------------------------------------------------------------------------------------------------------------------
YEAR ENDED                                            DECEMBER 1, 2000         DECEMBER 3, 1999         NOVEMBER 30, 1998
--------------------------------------------------------------------------------------------------------------------------
Currently payable
   U.S. federal                                      $          -                    $  3,279                  $  1,601
   State                                                       222                        716                       761
   Foreign                                                   3,723                      3,885                     4,437
--------------------------------------------------------------------------------------------------------------------------
Current                                                      3,945                      7,880                     6,799
--------------------------------------------------------------------------------------------------------------------------
Deferred
   U.S. federal                                           (450,778)                    19,988                    25,874
   State                                                   (88,081)                     4,966                     4,466
   Foreign                                                     585                      1,077                    (1,679)
--------------------------------------------------------------------------------------------------------------------------
Deferred                                                  (538,274)                    26,031                    28,661
==========================================================================================================================
Income tax expense (benefit)                             $(534,329)                   $33,911                   $35,460
==========================================================================================================================

     The components of the deferred tax assets and liabilities and the related valuation allowances were as follows:

-------------------------------------------------------------------------------------------------------------------------
DEFERRED TAX ASSETS AND LIABILITIES                                             DECEMBER 1, 2000        DECEMBER 3, 1999
-------------------------------------------------------------------------------------------------------------------------
Deferred tax assets
   RE&C goodwill                                                                     $258,800                $       -
   Employee benefit plans                                                              46,092                    35,917
   Estimated loss accruals                                                            157,290                    22,439
   Revenue recognition                                                                 11,355                     1,488
   Alternative minimum tax                                                             18,802                    15,339
   Foreign tax credit                                                                   7,861                     9,035
   Joint ventures                                                                       3,818                       224
   Self-insurance reserves                                                             55,207                    27,520
   Loss carryforwards                                                                 118,390                    76,147
   Valuation allowance                                                                (44,585)                  (41,987)
-------------------------------------------------------------------------------------------------------------------------
Total deferred tax assets                                                             633,030                   146,122
-------------------------------------------------------------------------------------------------------------------------
Deferred tax liabilities
   Depreciation                                                                        (8,536)                  (10,809)
   Investment in affiliates                                                            (5,910)                  (20,870)
   Joint ventures                                                                          -                         -
   Other, net                                                                         (17,023)                  (24,794)
-------------------------------------------------------------------------------------------------------------------------
Total deferred tax liabilities                                                        (31,469)                  (56,473)
-------------------------------------------------------------------------------------------------------------------------
Total deferred tax assets, net                                                       $601,561                   $89,649
=========================================================================================================================

     At December 1, 2000, we had tax net operating loss ("NOL") carryforwards for federal, state and foreign tax purposes of approximately $192,281, $286,037 and $145,450, respectively. The federal NOL's expire in years 2009 through 2020, and the state NOL's expire in years 2002 through 2015. Of the foreign NOL's, $6,783 expire in years 2002 through 2007 and $138,667 carryover indefinitely. The foreign NOL's primarily consist of losses incurred on two construction projects in the United Kingdom which were acquired as part of the RE&C acquisition. We also had a federal capital loss carryover of $3,077 that expires in year 2004. The federal alternative minimum tax credits of $18,802 carry forward indefinitely, and the foreign tax credits of $7,861 currently have no expiration date. The federal and state NOL's, federal capital loss and the federal alternative minimum tax credits will be substantially utilized due to the 2002 bankruptcy restructuring. Foreign NOL's will not be impacted.

     The net change in valuation allowance at December 1, 2000 resulted from an evaluation of the likelihood of the future utilization of the NOL's of Old MK and foreign NOL's which were part of the acquisition of RE&C. The valuation allowance relating to the NOL's of Old MK was reduced by $40,666 with an equivalent reduction to goodwill. The reduction in the valuation allowance for the NOL's of Old MK reflects that the federal and state NOL's will be substantially utilized to offset the gain on cancellation of debt that was recognized on emergence from bankruptcy. See Note 4, "Reorganization Case and Fresh-start Reporting." The valuation allowance related to foreign NOL's includes $12,023 that was established as part of the acquisition of RE&C and was increased by $31,241 at December 1, 2000 to reduce the deferred tax asset associated with the foreign NOL's to a level that we believe, more likely than not, will be realized based on future foreign taxable income. The net decrease of $50,000 in the valuation allowance at December 3, 1999 resulted from an evaluation of the likelihood of the future realization of deductible temporary differences and utilization of NOL's of Old MK with an equivalent reduction to goodwill. The reduction in deferred tax liabilities related to investments in affiliates for 2000 is due to losses incurred by foreign subsidiaries, currency translation losses and Subpart F income recognized for U.S. federal income tax purposes.

     Years prior to 1994 are closed to examination for federal tax purposes. We believe that adequate provision has been made for probable tax assessments for all open tax years.

     Income tax expense (benefit) differed from income taxes at the U.S. federal statutory tax rate of 35% as follows:

--------------------------------------------------------------------------------------------------------------------------
YEAR ENDED                                             DECEMBER 1, 2000        DECEMBER 3, 1999         NOVEMBER 30, 1998
--------------------------------------------------------------------------------------------------------------------------
Tax (benefit) at federal statutory rate                     $(484,519)                $31,843                   $28,638
Expense (benefit) for:
   State taxes, net of federal benefit                        (57,108)                  3,693                     3,399
   Foreign taxes, net of federal benefit                      (27,531)                 (2,810)                    1,793
   Valuation allowance                                         31,241                      -                         -
   Nondeductible expenses, net                                    184                   1,298                     1,867
   Other                                                        3,404                    (113)                     (237)
--------------------------------------------------------------------------------------------------------------------------
Income tax expense (benefit)                                $(534,329)                $33,911                   $35,460
==========================================================================================================================

     State taxes, net of federal benefit, include the impact of the cumulative effect of the state tax rate changes caused by the impact of recent acquisitions. These acquisitions significantly impacted our state apportionment factors that had a corresponding impact on our deferred state tax assets and liabilities. Nondeductible expenses, net for December 1, 2000, December 3, 1999 and November 30, 1998 was comprised principally of nondeductible goodwill amortization and the portion of meals and entertainment expenses that are not deductible for income tax purposes.

     Income (loss) before income taxes and minority interests is comprised of the following:

--------------------------------------------------------------------------------------------------------------------------
YEAR ENDED                                             DECEMBER 1, 2000        DECEMBER 3, 1999         NOVEMBER 30, 1998
--------------------------------------------------------------------------------------------------------------------------
U.S. source                                               $(1,361,729)                $62,267                   $54,784
Foreign source                                                (22,610)                 28,713                    27,039
--------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes and
   minority interests                                     $(1,384,339)                $90,980                   $81,823
==========================================================================================================================

10.  BENEFIT PLANS

PENSION PLANS

     Through the RE&C acquisition, we assumed sponsorship of contributory defined benefit pension plans which covered employees of legal entities in the Netherlands and the United Kingdom. We made actuarially computed contributions, as necessary, based on local standards in the respective countries to adequately fund benefits for these plans. At December 1, 2000, plan assets for the pension plan in the Netherlands were invested in separate accounts through an insurance contract, and plan assets for the pension plan in the United Kingdom were invested in a pooled pension fund. Investments consisted primarily of publicly traded equity securities, bonds, government securities and cash equivalents. In May 2001 and November 2001, respectively, the legal entities sponsoring the pension plans in the Netherlands and the United Kingdom filed for bankruptcy and the plans were transferred to independent trustees and the related liabilities were extinguished. See Note 4, "Reorganization Case and Fresh-start Reporting."

     Through the Westinghouse Businesses acquisition, we assumed sponsorship of contributory defined benefit pension plans that cover employees of Westinghouse Government Services Group ("WGSG"), which is comprised of the Westinghouse Businesses acquired by us. We make actuarially computed contributions as necessary to adequately fund benefits for these plans. As of December 1, 2000, plan assets were invested in a WGSG master pension trust and as of December 3, 1999, plan assets were invested in a CBS master pension trust. Both master trusts invested primarily in publicly traded common stocks, bonds, government securities and cash equivalents.

     We terminated a defined benefit pension plan in 1997. During 1998, the plan's accumulated vested termination benefit obligation was settled through a combination of lump-sum cash payments and the purchase of a nonparticipating group annuity contract. Other income of $3,161 was recognized during 1998 as a result of the termination of the defined benefit pension plan. All excess plan assets remaining in trust were distributed equally after payment of final plan expenses to eligible plan participants during 1999.

SUPPLEMENTAL RETIREMENT PLANS

     We have assumed the nonqualified pension liabilities to approximately 60 employees and former employees of an acquired company. Participants do not accrue any service cost under the plans. We also have an unfunded supplemental retirement plan for key executives of WGSG providing for periodic payments upon retirement. Benefits from this plan are based on salary and years of service and are reduced by benefits earned from certain other pension plans in which the executives participate.

     In addition, we have an unfunded pension liability for former non-employee directors of an acquired company. Participants do not accrue any service costs under the plan.

POST-RETIREMENT HEALTH CARE PLANS

     We are the sponsors of an unfunded plan to provide certain health care benefits for employees of an acquired company who retired before July 1, 1993, including their surviving spouses and dependent children. Employees who retired after July 1, 1993 are not eligible for subsidized post-retirement health care benefits. The plan was amended in past years, and we reserve the right to amend or terminate the post-retirement health care benefits currently provided under the plan and may increase retirees' cash contributions at any time. The unrecognized prior service cost is being amortized to periodic health care expense over the 13-year average future expected lifetime of retirees and their surviving spouses beginning in 1997, the date of the last plan change.

     We provide benefits under company sponsored retiree health care and life insurance plans for substantially all employees of WGSG. We also provide benefits under company sponsored retiree health care to approximately 260 retired employees and provide a life insurance plan for substantially all retirees of RE&C. The retiree health care plans require retiree contributions and contain other cost sharing features. The retiree life insurance plans provide basic coverage on a noncontributory basis.

     The actuarial assumptions used to determine costs and benefit obligations for the U.S. plans are as follows:

--------------------------------------------------------------------------------------------------------------------------
                                             PENSION BENEFITS                           POST-RETIREMENT BENEFITS
                                 ------------------------------------------    -------------------------------------------
                                 DECEMBER 1,     DECEMBER 3,   NOVEMBER 30,    DECEMBER 1,    DECEMBER 3,    NOVEMBER 30,
YEAR ENDED                          2000           1999            1998           2000           1999            1998
--------------------------------------------------------------------------------------------------------------------------
Discount rate                      7.8%            7.5%           6.5%            7.8%           7.5%            6.5%
Compensation increases              4.0%           4.0%               -             -              -               -
Expected return on assets           8.0%           8.0%               -             -              -               -
--------------------------------------------------------------------------------------------------------------------------

     Experience gains and losses, as well as the effects of changes in actuarial assumptions and plan provisions, are amortized over the average future service period of employees.

     The components of net pension and post-retirement costs for the U.S. plans are as follows:

-----------------------------------------------------------------------------------------------------------------------------
                                             PENSION BENEFITS                           POST-RETIREMENT BENEFITS
                                 ------------------------------------------    -------------------------------------------
                                 DECEMBER 1,     DECEMBER 3,   NOVEMBER 30,    DECEMBER 1,    DECEMBER 3,    NOVEMBER 30,
YEAR ENDED                          2000           1999            1998           2000           1999            1998
-----------------------------------------------------------------------------------------------------------------------------
Service cost                      $ 4,121         $3,458         $     -         $   392         $   265       $     -
Interest cost                      10,597          8,608             928          4,693           3,425          2,924
Expected return on assets          (6,979)        (3,189)              -             -               -              -
Recognized net actuarial
   gain                            (2,063)            -                -         (1,238)           (479)          (127)
Amortization of prior
   service cost (credit)               21             -                -           (391)           (383)          (383)
Settlement                             -              -           (3,161)            -               -              -
-----------------------------------------------------------------------------------------------------------------------------
Net periodic pension
   cost (credit)                  $ 5,697         $8,877         $(2,233)        $3,456          $2,828         $2,414
=============================================================================================================================

   Reconciliation of beginning and ending balances of benefit obligations and fair value of plan assets and the funded status of the U.S. plans are as follows:

-----------------------------------------------------------------------------------------------------------------------------
                                                         PENSION BENEFITS                     POST-RETIREMENT BENEFITS
                                                   ------------------------------          ------------------------------
                                                    DECEMBER 1,      DECEMBER 3,           DECEMBER 1,       DECEMBER 3,
YEAR ENDED                                             2000              1999                 2000              1999
-----------------------------------------------------------------------------------------------------------------------------
Benefit obligation at beginning of period              $160,343         $  14,357            $60,484           $39,545
Service cost                                              4,121             3,458                392               265
Interest cost                                            10,597             8,608              4,693             3,425
Participant contributions                                   603               400                 -                 -
Benefit payments                                         (9,868)           (4,658)            (5,468)           (3,964)
Actuarial (gain) loss                                     1,216           (17,755)            (1,348)           (7,109)
Acquisitions                                            (17,300)          155,933             15,680            28,322
-----------------------------------------------------------------------------------------------------------------------------
Benefit obligation at end of period                    $149,712          $160,343            $74,433           $60,484
=============================================================================================================================

-----------------------------------------------------------------------------------------------------------------------------
                                                           PENSION BENEFITS                     POST-RETIREMENT BENEFITS
                                                     ------------------------------          ------------------------------
                                                      DECEMBER 1,      DECEMBER 3,           DECEMBER 1,       DECEMBER 3,
YEAR ENDED                                               2000              1999                 2000              1999
-----------------------------------------------------------------------------------------------------------------------------
Fair value of plan assets at beginning of period        $85,490        $       -            $     -           $     -
Actual return on plan assets                             (1,176)            4,970                 -                 -
Company contributions                                    11,271             9,892              5,468             3,964
Participant contributions                                   603               400                 -                 -
Benefit payments                                         (9,868)           (4,658)            (5,468)           (3,964)
Acquisitions                                                 -             74,886                 -                 -
-----------------------------------------------------------------------------------------------------------------------------
Fair value of plan assets at end of period              $86,320           $85,490           $     -           $     -
=============================================================================================================================

     Amounts recognized in the balance sheet for the U.S. plans are as follows:

-----------------------------------------------------------------------------------------------------------------------------
                                                           PENSION BENEFITS                     POST-RETIREMENT BENEFITS
                                                     ------------------------------          ------------------------------
                                                      DECEMBER 1,      DECEMBER 3,           DECEMBER 1,       DECEMBER 3,
YEAR ENDED                                               2000              1999                 2000              1999
-----------------------------------------------------------------------------------------------------------------------------
Funded status (obligations less fair
   value of plan assets)                               $(63,392)         $(74,853)          $(74,433)         $(60,484)
Unrecognized net actuarial gain                          (6,785)          (18,365)           (16,472)          (16,292)
Unrecognized prior service credit                            -                  -             (3,517)           (3,909)
Unrecognized net transition amount                          234               402                 -                 -
-----------------------------------------------------------------------------------------------------------------------------
Accrued benefit cost                                   $(69,943)         $(92,816)          $(94,422)         $(80,685)
=============================================================================================================================

     At December 1, 2000, the benefit obligation for each pension and post-retirement benefit plan disclosed above exceeded the fair value of plan assets. Upon our emergence from bankruptcy we applied fresh-start reporting that required the elimination of all unrecognized amounts as described above. See
Note 4, "Reorganization Case and Fresh-start Reporting," for disclosure of the effect of the elimination.

     An annual rate increase of 8.5% in the per capita cost of health care benefits was assumed, gradually declining to 5.5% in the year 2005 and continuing thereafter at that rate over the projected payout period of the benefits. The health care cost trend rate assumption has a significant effect on the accumulated projected benefit obligation. The effect of a 1% change in this assumption would be as follows:

-----------------------------------------------------------------------------------------------------------------------------
                                                                                               POST-RETIREMENT BENEFITS
                                                                                            -----------------------------
                                                                                            DECEMBER 1,       DECEMBER 3,
YEAR ENDED                                                                                     2000              1999
-----------------------------------------------------------------------------------------------------------------------------
Effect on total of service and interest cost
   1% point increase                                                                          $  456            $  456
   1% point decrease                                                                            (375)             (392)
Effect on APBO
   1% point increase                                                                           5,360             4,943
   1% point decrease                                                                          (4,697)           (4,302)
-----------------------------------------------------------------------------------------------------------------------------

     The actuarial assumptions used to determine costs and benefit obligations for the non-U.S. pension plans acquired in the RE&C acquisition at December 1, 2000 are as follows:

-----------------------------------------------------------------------------------------------------------------------------
                                                                                            NETHERLANDS     UNITED KINGDOM
-----------------------------------------------------------------------------------------------------------------------------
Discount rate                                                                                  6.25%           5.75%
Compensation increases                                                                          2.0%           3.5%
Expected return on assets                                                                       6.5%           6.75%
-----------------------------------------------------------------------------------------------------------------------------

     Experience gains and losses, as well as the effects of changes in actuarial assumptions and plan provisions, are amortized over the average future service period of employees.

     The components of net pension and post-retirement costs for non-U.S. plans are as follows for the year ended December 1, 2000:

-----------------------------------------------------------------------------------------------------------------------------
                                                                                            NETHERLANDS     UNITED KINGDOM
-----------------------------------------------------------------------------------------------------------------------------
Service cost                                                                                   $  452              $412
Interest cost                                                                                   2,508               319
Expected return on assets                                                                      (3,015)             (392)
-----------------------------------------------------------------------------------------------------------------------------
Net periodic pension (benefit) cost                                                           $   (55)             $339
=============================================================================================================================

     Reconciliation of beginning and ending balances of benefit obligations and fair value of plan assets and the funded status of the non-U.S. plans are as follows at December 1, 2000:

-----------------------------------------------------------------------------------------------------------------------------
                                                                                            NETHERLANDS     UNITED KINGDOM
-----------------------------------------------------------------------------------------------------------------------------
Benefit obligation at beginning of period                                                 $        -         $        -
Acquisitions                                                                                  104,659            13,952
Service cost                                                                                      452               412
Interest cost                                                                                   2,508               319
Participant contributions                                                                         334                98
Benefit payments                                                                               (1,844)             (368)
Foreign currency exchange                                                                     (11,250)             (589)
Actuarial gain                                                                                   (243)              (87)
-----------------------------------------------------------------------------------------------------------------------------
Benefit obligation at end of period                                                          $ 94,616           $13,737
=============================================================================================================================

-----------------------------------------------------------------------------------------------------------------------------
                                                                                            NETHERLANDS     UNITED KINGDOM
-----------------------------------------------------------------------------------------------------------------------------
Fair value of plan assets at beginning of period                                         $         -         $       -
Acquisitions                                                                                  120,671            14,533
Actual return on plan assets                                                                    3,542              (156)
Company contributions                                                                           1,019               205
Participant contributions                                                                         334                98
Foreign currency exchange                                                                     (13,035)             (608)
Benefit payments                                                                               (1,844)             (368)
-----------------------------------------------------------------------------------------------------------------------------
Fair value of plan assets at end of period                                                   $110,687           $13,704
=============================================================================================================================

     Amounts recognized in the balance sheet at December 1, 2000 for non-U.S. plans that are included in other current assets are as follows:

-----------------------------------------------------------------------------------------------------------------------------
                                                                                            NETHERLANDS     UNITED KINGDOM
-----------------------------------------------------------------------------------------------------------------------------
Funded status                                                                                 $16,071             $ (33)
Unrecognized net actuarial (gain) loss                                                           (769)              460
-----------------------------------------------------------------------------------------------------------------------------
Prepaid benefit cost                                                                          $15,302              $427
=============================================================================================================================

DEFERRED COMPENSATION PLANS

     We adopted a deferred compensation plan effective January 1, 1998 for the benefit of executive officers and key employees. The unfunded plan allowed participants to elect to defer salary and bonus subject to certain limits. The net cost of this plan was $317 in 2000, $221 in 1999, and $137 in 1998. The plan was terminated and assets were distributed to participants in March 2001.

OTHER RETIREMENT PLANS

     We sponsor a number of defined contribution retirement plans. Participation in these plans is available to substantially all salaried employees and to certain groups of hourly employees. Our cash contributions to these plans are based on either a percentage of employee contributions or on a specified amount per hour depending on the provisions of each plan. The net cost of these plans was $24,310 in 2000, $13,767 in 1999 and $12,219 in 1998.

MULTIEMPLOYER PENSION PLANS

     We participate in and make contributions to numerous construction-industry multiemployer pension plans. Generally, the plans provide defined benefits to substantially all employees covered by collective bargaining agreements. Under the Employee Retirement Income Security Act, a contributor to a multiemployer plan is liable, upon termination or withdrawal from a plan, for its proportionate share of a plan's unfunded vested liability. We currently have no intention of withdrawing from any of the multiemployer pension plans in which we participate. The net cost of these plans was, $30,420 in 2000, $18,874 in 1999 and $18,871 in 1998.

11.  TRANSACTIONS WITH AFFILIATES

     We purchased goods and services from and participated in joint ventures with affiliates of a principal stockholder who was also chairman of the board of directors, president and chief executive officer, of WGI (the "Principal Stockholder") as follows:

-----------------------------------------------------------------------------------------------------------------------------
YEAR ENDED                                            DECEMBER 1, 2000         DECEMBER 3, 1999         NOVEMBER 30, 1998
-----------------------------------------------------------------------------------------------------------------------------
Capital expenditures                                        $1,201                     $4,428                   $   193
Lease and maintenance of corporate aircraft                  4,555                      3,308                       669
Parts, rentals, overhauls and repairs                        5,100                      6,487                     1,943
Administrative support services                                178                      1,227                     1,411
Revenue recognized from joint ventures                          -                         500                     3,203
Profit recognition from joint ventures                          -                         236                     1,264
Corporation's investment in joint ventures                      -                          -                      1,843
-----------------------------------------------------------------------------------------------------------------------------

     We performed construction services, mined and sold ballast, sold an aircraft and realized gains (losses) on sales of equipment to affiliates of the Principal Stockholder as follows:

-----------------------------------------------------------------------------------------------------------------------------
YEAR ENDED                                            DECEMBER 1, 2000         DECEMBER 3, 1999         NOVEMBER 30, 1998
-----------------------------------------------------------------------------------------------------------------------------
Construction services                                     $    -                       $  171                    $1,789
Ballast sales                                                  450                      1,328                        -
Sale of aircraft                                             6,500                         -                         -
Gain (loss) on sales of equipment, net                          -                          12                       (37)
-----------------------------------------------------------------------------------------------------------------------------

     Insurance, surety bonds and financial advisory services were purchased by us from firms owned by or affiliated with persons who were members of our board of directors at the time of the purchase as follows:

-----------------------------------------------------------------------------------------------------------------------------
YEAR ENDED                                            DECEMBER 1, 2000         DECEMBER 3, 1999         NOVEMBER 30, 1998
-----------------------------------------------------------------------------------------------------------------------------
Insurance premiums paid, net                               $11,879                     $9,350                    $9,266
Insurance fees                                               1,250                      1,250                     1,150
Financial advisory services                                  4,311                        567                       301
-----------------------------------------------------------------------------------------------------------------------------

     In the first quarter of 2000, related to our acquisition of RE&C, we entered into an agreement with a financial services advisory firm, the Chairman and Chief Executive Officer of which was and continues to be a member of our board of directors. Pursuant to the agreement, we paid the financial services firm a success fee of $4,000 upon completion of the RE&C acquisition and paid an aggregate retainer fee of $50 per quarter.

     In January 1998, we entered into an agreement with an insurance brokerage firm owned by a then member of our board of directors for insurance and bond services. The agreement was effective January 1, 1998 and expired December 31, 2000. Pursuant to the agreement, the brokerage firm received an annual fixed fee of $1,150, which was paid in equal quarterly installments. All insurance commissions earned on policies purchased for us are credited 100% against the fee. The insurance brokerage firm retained 50% of all surety commissions in excess of $250 during each calendar year. In 1999, our board of directors approved an amendment to the agreement to increase the annual fee payable to the brokerage firm to $1,250, effective January 1, 1999. A new agreement, effective January 1, 2001, was approved by our board of directors in January 2001. The new agreement reduced the fixed fee to $850 and eliminated the provision allowing the retention of any surety commissions.

12. OPERATING SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION

     During the quarter ended September 1, 2000, we reorganized our business to operate through five operating units, each of which comprised a separate reportable business segment: Power, Infrastructure & Mining, Industrial/Process, Government and Petroleum & Chemicals. The reportable segments were separately managed, served different markets and customers, and differed in their expertise, technology and resources necessary to perform their services. The presentation of operating unit information for the years ended December 3, 1999 and November 30, 1998 have been reclassified to conform to the presentation for the year ended December 1, 2000.

     Power provides engineering, construction and operations and maintenance services in both fossil and nuclear power markets for turnkey new power plant construction, plant expansion, retrofit and modification, decontamination and decommissioning, general planning, siting and licensing and environmental permitting.

     Infrastructure & Mining provides diverse engineering and construction and construction management services on highways and bridges, airports and seaports, tunnels and tube tunnels, railroad and transit lines, water storage and transport, water treatment, site development, mine operations and hydroelectric facilities. This operating unit generally performs as a general contractor or as a joint venture partner with other contractors on domestic and international projects.

     Industrial/Process provides engineering, design, procurement, construction services and total facilities management for general manufacturing, pharmaceutical and biotechnology, process, metals processing, institutional buildings, food and consumer products, automotive, aerospace, telecommunications and pulp and paper industries.

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

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate performance and allocate resources based on segment operating income. In 2000, segment asset balances were not measures reported to the chief operating decision-maker for purposes of making decisions about allocating resources to segments and assessing performance. Segment operating income is total segment revenue reduced by segment cost of revenue and goodwill amortization related to the acquisition of the Westinghouse Businesses. No other goodwill amortization is allocated to the segments. Corporate and other expense consists principally of general and administrative expenses.

-----------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUE
YEAR ENDED                                            DECEMBER 1, 2000         DECEMBER 3, 1999         NOVEMBER 30, 1998
-----------------------------------------------------------------------------------------------------------------------------
Power                                                  $   480,748               $     49,236              $     48,214
Infrastructure & Mining                                    810,957                    770,863                   719,179
Industrial/Process                                         789,426                    641,899                   748,073
Government                                                 936,460                    844,232                   395,103
Petroleum & Chemicals                                       90,557                         -                         -
Corporate and other                                         (4,223)                    (1,828)                   (2,628)
-----------------------------------------------------------------------------------------------------------------------------
Total consolidated net revenues                         $3,103,925                 $2,304,402                $1,907,941
=============================================================================================================================

-----------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME (LOSS)
YEAR ENDED                                            DECEMBER 1, 2000         DECEMBER 3, 1999         NOVEMBER 30, 1998
-----------------------------------------------------------------------------------------------------------------------------
Gross profit (loss)
   Power                                             $     (49,196)                 $   2,071                  $  8,576
   Infrastructure & Mining                                  17,955                     46,372                    61,458
   Industrial/Process                                       (3,014)                    14,813                     2,747
   Government                                              (29,555)                    59,903                    25,569
   Petroleum & Chemicals                                   (19,121)                        -                         -
   Corporate and other                                       1,315                        928                     2,610
-----------------------------------------------------------------------------------------------------------------------------
Total gross profit (loss)                                  (81,616)                   124,087                   100,960
-----------------------------------------------------------------------------------------------------------------------------
Corporate general and administrative expenses              (37,860)                   (25,999)                  (24,202)
-----------------------------------------------------------------------------------------------------------------------------
Impairment of arbitration claim (corporate
   and other)                                             (444,055)                        -                         -
-----------------------------------------------------------------------------------------------------------------------------
Impairment of acquired assets (corporate
   and other)                                             (747,491)                        -                         -
-----------------------------------------------------------------------------------------------------------------------------
Goodwill amortization
   Power                                                        -                          -                          -
   Infrastructure & Mining                                    (865)                      (118)                      (23)
   Industrial/Process                                          (81)                        -                        (28)
   Government                                              (14,159)                   (10,363)                       -
   Petroleum & Chemicals                                        -                          -                         -
   Corporate and other                                     (10,101)                    (2,095)                   (3,546)
-----------------------------------------------------------------------------------------------------------------------------
Total goodwill amortization                                (25,206)                   (12,576)                   (3,597)
-----------------------------------------------------------------------------------------------------------------------------
Integration and merger costs
   Power                                                        -                          -                         -
   Infrastructure & Mining                                     (50)                        -                         -
   Industrial/Process                                           -                          -                         -
   Government                                                  (30)                        -                         -
   Petroleum & Chemicals                                        -                          -                         -
   Corporate and other                                     (15,222)                        -                         -
-----------------------------------------------------------------------------------------------------------------------------
Total integration and merger costs                         (15,302)                        -                         -
-----------------------------------------------------------------------------------------------------------------------------
Operating income (loss)
   Power                                                   (49,196)                     2,071                     8,576
   Infrastructure & Mining                                  17,040                     46,254                    61,435
   Industrial/Process                                       (3,095)                    14,813                     2,719
   Government                                              (43,744)                    49,540                    25,569
   Petroleum & Chemicals                                   (19,121)                        -                         -
   Corporate and other                                  (1,253,414)                   (27,166)                  (25,138)
-----------------------------------------------------------------------------------------------------------------------------
Total operating income (loss)                          $(1,351,530)                   $85,512                   $73,161
=============================================================================================================================

-----------------------------------------------------------------------------------------------------------------------------
ASSETS AS OF                                                                                            DECEMBER 3, 1999
-----------------------------------------------------------------------------------------------------------------------------
   Power                                                                                                  $       5,671
   Infrastructure & Mining                                                                                      363,916
   Industrial/Process                                                                                           137,261
   Government                                                                                                   535,393
   Petroleum & Chemicals                                                                                             -
   Corporate and other                                                                                          224,775
-----------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                                 $1,267,016
-----------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
CAPITAL EXPENDITURES
YEAR ENDED                                            DECEMBER 1, 2000         DECEMBER 3, 1999         NOVEMBER 30, 1998
-----------------------------------------------------------------------------------------------------------------------------
Power                                                    $     284                 $       -                 $       -
Infrastructure & Mining                                     32,500                     30,077                    17,580
Industrial/Process                                           5,481                      4,239                     6,066
Government                                                   7,817                      7,837                     2,732
Petroleum & Chemicals                                          231                         -                         -
Corporate and other                                          1,774                      8,331                     9,498
-----------------------------------------------------------------------------------------------------------------------------
Total capital expenditures                                 $48,087                    $50,484                   $35,876
=============================================================================================================================

-----------------------------------------------------------------------------------------------------------------------------
DEPRECIATION AND GOODWILL AMORTIZATION
YEAR ENDED                                            DECEMBER 1, 2000         DECEMBER 3, 1999         NOVEMBER 30, 1998
-----------------------------------------------------------------------------------------------------------------------------
Power                                                     $  1,394                  $      23                $       -
Infrastructure & Mining                                     31,155                     16,218                    15,809
Industrial/Process                                           5,766                      5,762                     2,540
Government                                                  20,485                     14,338                       909
Petroleum & Chemicals                                          541                         -                         -
Corporate and other                                         13,894                      5,139                     6,776
-----------------------------------------------------------------------------------------------------------------------------
Total depreciation and amortization                        $73,235                    $41,480                   $26,034
=============================================================================================================================

INVESTMENT IN EQUITY METHOD INVESTEES

     At December 1, 2000 and December 3, 1999, we had $66,008 and $69,063, respectively, in investments in mining ventures accounted for by the equity method. We recorded earnings from equity method investees totaling $13,080, $12,435 and $7,789 in 2000, 1999 and 1998, respectively. These investments were held and reported as part of the Infrastructure & Mining segment.

GEOGRAPHIC AREAS

     Geographic data regarding our revenue and long-lived assets is shown below. In 2000, geographical disclosures of long-lived assets were impracticable.

-----------------------------------------------------------------------------------------------------------------------------
GEOGRAPHIC DATA
YEAR ENDED                                            DECEMBER 1, 2000         DECEMBER 3, 1999         NOVEMBER 30, 1998
-----------------------------------------------------------------------------------------------------------------------------
Revenue
   United States                                        $2,684,295                 $2,079,132                $1,714,588
   International                                           419,630                    225,270                   193,353
-----------------------------------------------------------------------------------------------------------------------------
Total revenue                                           $3,103,925                 $2,304,402                $1,907,941
=============================================================================================================================

AS OF                                                                                                   DECEMBER 3, 1999
-----------------------------------------------------------------------------------------------------------------------------
Long-lived assets
   United States                                                                                               $508,968
   International                                                                                                 66,715
-----------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                                   $575,683
=============================================================================================================================

     Revenue from international operations in 2000, 1999 and 1998 were in numerous geographic areas without significant concentration.

MAJOR CUSTOMERS

     Ten percent or more of our total revenues for one or more of the three years in the period ended December 1, 2000 were derived from contracts and subcontracts performed by the Industrial/Process and Government segments with the following customers:

-------------------------------------------------------------------------------------------------------------------------
YEAR ENDED                                            DECEMBER 1, 2000         DECEMBER 3, 1999         NOVEMBER 30, 1998
-------------------------------------------------------------------------------------------------------------------------
Department of Energy                                      $341,500                   $493,856                  $266,859
Department of Defense                                      412,526                    250,155                   119,287
-------------------------------------------------------------------------------------------------------------------------

13.  CONTINGENCIES AND COMMITMENTS

SUMMITVILLE ENVIRONMENTAL MATTERS

     From July 1985 to June 1989, Industrial Constructors Corp. ("ICC"), one of our wholly-owned subsidiaries, performed various contract mining and construction services at the Summitville mine near Del Norte, Colorado. In 1996, the United States and the State of Colorado commenced an action under the Comprehensive Environmental Response, Compensation and Liability Act in the U.S. District Court for the District of Colorado against Mr. Robert Friedland, a PRP, to recover the response costs incurred and to be incurred at the Summitville Mine Superfund Site (the "Site"). No other parties were named as defendants in the original complaints in this action. On April 30, 1999, Friedland filed a third-party complaint naming ICC and nine other defendants, alleging that such defendants are jointly and severally liable for such costs and requesting that the response costs be equitably allocated. In October 1999, the United States and Colorado amended their complaints to add direct claims against ICC and other parties.

     On December 22, 2000, the United States and Colorado signed a Settlement Agreement and Consent Decree wherein Friedland agreed to pay $27,500 in exchange for various promises by the United States and Colorado, including dismissal of Friedland from the action filed in 1996.

     On January 2, 2001, Colorado filed a new federal action in Colorado, naming five defendants: Sunoco, ARCO, Asarco, Bechtel and A.O. Smith, alleging that these defendants are jointly and severally liable for costs incurred and to be incurred by Colorado at the Site. On January 12, 2001, Colorado amended this complaint by naming WGI, Washington Contractors Group, Inc., which is another one of our wholly-owned subsidiaries, and Dennis R. Washington, our chairman, as additional defendants. That case was dismissed on September 14, 2001 on the basis that the statute of limitations had expired and the complaint was untimely.

     The United States and Colorado have estimated that the total response costs incurred and to be incurred at the Site will approximate $150,000. Prior to our bankruptcy filings neither we nor Mr. Washington were a party to any agreement regarding allocation of responsibility, and neither the United States nor Colorado had made any formal allocation of responsibility among those defendants.

     During the course of our bankruptcy proceedings we entered into negotiations with the United States, Colorado and Mr. Friedland to settle the issues related to these matters. In December 2001, we entered into settlement agreements with the United States, Colorado and Mr. Friedland. As a result, the United States and Colorado were deemed to have a general unsecured claim against us in the amount of $20,288 in the bankruptcy proceedings and Mr. Friedland obtained a settlement in the amount of $15,000. In connection with the bankruptcy cases, the general unsecured claim of the United States and Colorado was discharged on the Effective Date pursuant to our Plan of Reorganization. Mr. Friedland has been assigned the right to proceed against insurance carriers under specified insurance policies by which we were insured with respect to claims for defense, contribution or indemnity relating to the Site and to the actions brought by the United States and Colorado. Mr. Friedland has agreed to proceed directly against the insurance carriers and will not enforce or seek the payment of the settlement by us. As a result of this settlement, we recorded a liability of $20,288 at December 1, 2000.

OTHER ENVIRONMENTAL MATTERS

     We were identified as a PRP and were contingently liable for remediation liabilities in connection with Old MK's former transit business. We were obligated to indemnify the buyer of the transit business for remediation costs and therefore had accrued a $3,000 liability. Our obligations under this indemnification were discharged in our bankruptcy proceedings on the Effective Date of our Plan of Reorganization.

     We are responsible for decontaminating and decommissioning a nuclear licensed site owned and operated by the Electro-Mechanical Division of the Government operating unit. During 2001, one facility underwent decontamination and decommissioning at a total cost of $8,000, of which the U.S. Navy paid 75% and we paid 25%. In April 2002, we presented a claim to the U.S. Navy requesting funding for the decontamination and decommissioning of the remaining site. Although we do not have a commitment from the U.S. Navy to pay for such future costs, we expect that, as in the past, the U.S. Navy will share in responsibility for such costs. At December 1, 2000, we accrued $218 for what we currently estimate to be our share of the future decontamination and decommissioning costs at this site.

CONTRACT RELATED MATTERS

     We have contracts with the U.S. government, the allowable costs of which are subject to adjustments upon audit and negotiation by various agencies of the U.S. government. Audits by the U.S. government and negotiations of indirect costs are substantially complete through 1999. Audits by the U.S. government of 2000 indirect costs are in progress. We are also in the process of preparing cost impact statements as required under U.S. Cost Accounting Standards for 1999 through 2001, which are subject to audit by the U.S. government and negotiation. We have also prepared and submitted to the government cost impact statements for 1989 through 1995 for which we believe no adjustments are necessary. We believe that the results of the indirect costs audits and negotiations and the cost impact statements will not result in a material change to our financial position, results of operations or cash flows.

LETTERS OF CREDIT

     In the normal course of business, we cause letters of credit to be issued in connection with contract performance obligations that are not required to be reflected in the balance sheet. We are obligated to reimburse the issuer of such letters of credit for any payments made thereunder. At December 1, 2000 and December 3, 1999, $253,927 and $47,586, respectively, in face amount of letters of credit were outstanding. We have pledged securities held for sale as collateral for our reimbursement obligations with respect to $3,000 in face amount of certain letters of credit that were outstanding at December 1, 2000. At December 1, 2000, $250,912 of the outstanding letters of credit were issued under the $500,000 RE&C Financing Facilities described in Note 8, "Credit Facilities."

     In connection with a 1989 sale of Old MK's ownership interest in a shipbuilding subsidiary, we assumed a guarantee of port facility bonds of $21,000 through 2002. The former subsidiary has collateralized the bonds with some of its assets and established a sinking fund for the bonds. This guarantee was rejected during our bankruptcy process without liability to us.

LONG-TERM LEASES

     Total rental and long-term lease payments for real estate and equipment charged to operations in 2000, 1999 and 1998 were $85,520, $60,561 and $53,246, respectively. Future minimum rental payments under operating leases, some of which contain renewal or escalation clauses, with remaining noncancelable terms in excess of one year at December 1, 2000 were as follows:

----------------------------------------------------------------------------------------------------------------------------
YEAR ENDING                                                  REAL ESTATE                 EQUIPMENT                 TOTAL
----------------------------------------------------------------------------------------------------------------------------
November 30, 2001                                             $  56,376                    $2,584                $  58,960
January 3, 2003                                                  30,230                     2,710                   32,940
January 2, 2004                                                  27,260                     1,247                   28,507
December 31, 2004                                                25,103                       552                   25,655
December 30, 2005                                                24,121                       374                   24,495
Thereafter                                                       62,661                       732                   63,393
----------------------------------------------------------------------------------------------------------------------------
Totals                                                         $225,751                    $8,199                 $233,950
============================================================================================================================

     The table above represents obligations existing for the respective periods after adjustment for approximately $250,808 of future lease obligations that were rejected, eliminated or renegotiated during the bankruptcy process through reformation of the related lease.

OTHER

     In May 1998, Leucadia National Corporation filed an action against us and some of our officers and directors in the U.S. District Court for the District of Utah. The complaint alleged fraud in the sale of shares of MK Gold Corporation ("MK Gold") by Old MK to Leucadia and sought rescission of the sale and restitution of $22,500. Leucadia contended that we knew or believed that a non-competition agreement between us and MK Gold was unenforceable and failed to disclose that belief to Leucadia. The non-competition agreement was the subject of separate litigation between MK Gold and WGI. MK Gold was seeking alleged damages of up to $10,000. On January 5, 1999, the two cases were consolidated for trial. In April 2001, we entered into a settlement agreement with Leucadia and MK Gold and, as a result, (i) the litigation was dismissed and the parties granted one another mutual releases, (ii) we paid to MK Gold $1,500, (iii) issued a promissory note to MK Gold for $10,000 and (iv) we agreed to extend the term of the non-competition agreement through 2006. We recorded the charge for this settlement in November of 2000. In our bankruptcy proceedings the non-competition agreement and the extension thereof contained in the settlement agreement were rejected and terminated and amounts due to MK Gold under the promissory note were treated as a general unsecured claim and were discharged on the Effective Date pursuant to our Plan of Reorganization.

     Some current and former officers, employees and directors of WGI were named defendants in an action filed by two former participants in the Old MK 401(k) Plan and Employee Stock Ownership Plan in the U.S. District Court for the District of Idaho. The complaint alleges, among other things, that the defendants breached certain fiduciary duties. On July 12, 2000, the Court denied plaintiffs' motion to reconsider a prior summary judgment in favor of specified defendants and granted summary judgment with respect to specified other defendants, with the result that WGI and all current and former officers, employees and directors have been dismissed from the action. The court also certified the case as a class action. The remaining defendants in this proceeding are the two plan committees and two companies (to which we had indemnification obligations that were discharged in our bankruptcy proceedings) involved in administration of the plans.

     In September 2001, Westmoreland Resources, a mining venture in which we hold a 20% ownership interest and to which we provide contract mining services, asserted claims against us in our bankruptcy proceedings. As a threshold matter, Westmoreland Resources objected to our assumption in the course of our bankruptcy proceedings of the mining contract between us and Westmoreland Resources, and we have reserved the right to reject all pending agreements between Westmoreland Resources and us. In addition, Westmoreland Resources claimed that (i) we had been overpaid under various mining contracts over a six-year period, (ii) we likely would be obligated to reimburse Westmoreland Resources for a portion of past due royalties that may be imposed against Westmoreland Resources by the U.S. government and the Crow Indian Tribe, (iii) we are obligated to pay for repairs to mining equipment (a dragline) owned by Westmoreland Resources and (iv) Westmoreland Resources is entitled to adequate assurances about whether we would be able to perform final reclamation at the end of mining operations on the properties leased by Westmoreland Resources. Westmoreland Resources has also asserted that we are being overpaid by them for contract mining services we currently provide them.

     The claim for damage to the dragline was originally filed by Westmoreland Resources in the U.S. District Court for the District of Montana in March 2000 and will be tried in that court. We expect that the other disputes between us and Westmoreland Resources will be resolved as adversary proceedings in the bankruptcy court. Dispositive motions on the issues before the bankruptcy court are to be filed on or before November 15, 2002, and a trial date has been set for January 20, 2003 to resolve those claims. We will not be required to assume or reject the contracts between us and Westmoreland Resources until all adversary proceedings are resolved.

     From the spring of 1996 through the spring of 2001, we were the environmental remediation contractor for the U.S. Army Corps of Engineers (the "Corps") with respect to remediation at the Tar Creek Superfund Site at a former mining area in northeast Oklahoma. The Corps had contracted with the U.S. Environmental Protection Agency to remove lead contaminated soil in residential areas from more than 2,000 sites and replace it with clean fill material. In February 2000, various federal investigators working with the U.S. Attorney's Office for the Northern District of Oklahoma executed search warrants and seized our local project records. Allegations made at the time included claims that the project had falsified truck load tickets and had claimed compensation for more loads than actually were hauled, or had indicated that full loads had been hauled when partial loads actually were carried, as well as claims that the project had sought compensation for truckers and injured workers who were directed to remain at the job site, but not to work. The criminal investigation that relates to the execution of the search warrants remains pending. Through claims filed in our bankruptcy proceedings and conversations with lawyers from the Civil Division of the U.S. Department of Justice, we have learned that a QUI TAM lawsuit has been filed against us under the federal False Claims Act by private citizens alleging fraudulent or false claims by us for payments we received in connection with the Tar Creek remediation project. We believe that there was no wrongdoing by us or our employees at this project.

     Although the ultimate outcome of the matters discussed in the three preceding paragraphs cannot be predicted with certainty, we believe that the outcome of these actions, individually or collectively, will not have a material adverse impact on our financial position, results of operations or cash flows.

     In addition to the foregoing, there are other claims, lawsuits, disputes with third parties, investigations and administrative proceedings against us relating to matters in the ordinary course of our business activities that are not expected to have a material adverse effect on our financial position, results of operations or cash flows.

14.  SUPPLEMENTAL CASH FLOW INFORMATION

----------------------------------------------------------------------------------------------------------------------------
YEAR ENDED                                              DECEMBER 1, 2000        DECEMBER 3, 1999          NOVEMBER 30, 1998
----------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                                                   $20,376                $4,934                   $   944
Income taxes paid (refunds received), net                         8,816                 9,379                    (6,718)
============================================================================================================================
SUPPLEMENTAL NONCASH INVESTING ACTIVITIES
Investment in foreign subsidiaries adjusted for
   cumulative translation adjustments, net of
   income tax benefit                                           $(8,575)              $(6,426)                   $2,462
============================================================================================================================
Business combinations:
   Fair value of assets                                      $1,651,653              $415,074                      $ -
   Liabilities assumed                                       (1,491,523)             (282,980)                       -
----------------------------------------------------------------------------------------------------------------------------
Total cash paid, including
acquisition costs of $7,705 and $6,551                      $   160,130              $132,094                      $ -
============================================================================================================================

15.  COMPREHENSIVE INCOME (LOSS)

     Comprehensive income for the years ended December 1, 2000, December 3, 1999 and November 30, 1998 was as follows:

----------------------------------------------------------------------------------------------------------------------------
                                                                               BEFORE-TAX      TAX (EXPENSE)     NET-OF-TAX
FOR YEAR ENDED DECEMBER 1, 2000                                                  AMOUNT         OR BENEFIT         AMOUNT
----------------------------------------------------------------------------------------------------------------------------
Foreign currency translation adjustments                                       $(12,113)            $3,538        $(8,575)
----------------------------------------------------------------------------------------------------------------------------
Unrealized gains (losses) on marketable securities:
   Unrealized net holding gains (losses) arising during period                      398               (160)           238
   Less: Reclassification adjustment for net (gains) losses
     realized in net income                                                        (194)                78           (116)
----------------------------------------------------------------------------------------------------------------------------
Net unrealized gains (losses)                                                       204                (82)           122
----------------------------------------------------------------------------------------------------------------------------
Unrealized loss on foreign exchange contracts                                    (2,601)             1,012         (1,589)
----------------------------------------------------------------------------------------------------------------------------
Minimum pension liability adjustment                                                146                (57)            89
----------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss)                                              $(14,364)            $4,411        $(9,953)
============================================================================================================================

----------------------------------------------------------------------------------------------------------------------------
                                                                               BEFORE-TAX      TAX (EXPENSE)     NET-OF-TAX
FOR YEAR ENDED DECEMBER 3, 1999                                                  AMOUNT         OR BENEFIT         AMOUNT
----------------------------------------------------------------------------------------------------------------------------
Foreign currency translation adjustments                                       $(10,485)            $4,059        $(6,426)
----------------------------------------------------------------------------------------------------------------------------
Unrealized gains (losses) on marketable securities:
   Unrealized net holding gains (losses) arising during period                     (930)               363           (567)
   Less: Reclassification adjustment for net (gains) losses
     realized in net income                                                          60                (24)            36
----------------------------------------------------------------------------------------------------------------------------
Net unrealized gains (losses)                                                      (870)               339           (531)
----------------------------------------------------------------------------------------------------------------------------
Minimum pension liability adjustment                                                950               (369)           581
----------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss)                                              $(10,405)            $4,029        $(6,376)
============================================================================================================================

----------------------------------------------------------------------------------------------------------------------------
                                                                               BEFORE-TAX      TAX (EXPENSE)     NET-OF-TAX
FOR YEAR ENDED NOVEMBER 30, 1998                                                 AMOUNT         OR BENEFIT         AMOUNT
----------------------------------------------------------------------------------------------------------------------------
Foreign currency translation adjustments                                         $3,782            $(1,320)        $2,462
----------------------------------------------------------------------------------------------------------------------------
Unrealized gains (losses) on marketable securities:
   Unrealized net holding gains (losses) arising during period                      744               (503)           241
   Less: Reclassification adjustment for net (gains) losses
     realized in net income                                                           8                 (3)             5
----------------------------------------------------------------------------------------------------------------------------
Net unrealized gains (losses)                                                       752               (506)           246
----------------------------------------------------------------------------------------------------------------------------
Minimum pension liability adjustment                                             (1,096)               426           (670)
----------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss)                                                $3,438            $(1,400)        $2,038
============================================================================================================================

     The accumulated balances related to each component of other comprehensive income (loss) were as follows:

----------------------------------------------------------------------------------------------------------------------------
                                                                          UNREALIZED LOSS     MINIMUM          ACCUMULATED
                                              FOREIGN     UNREALIZED        ON FOREIGN        PENSION             OTHER
                                             CURRENCY      GAINS ON          EXCHANGE        LIABILITY        COMPREHENSIVE
                                               ITEMS      SECURITIES         CONTRACTS      ADJUSTMENT        INCOME (LOSS)
----------------------------------------------------------------------------------------------------------------------------
Balance at November 30, 1997               $  (5,512)        $550         $       -            $  -            $  (4,962)
Other comprehensive income (loss)              2,462          246                 -             (670)              2,038
----------------------------------------------------------------------------------------------------------------------------
Balance at November 30, 1998                  (3,050)         796                 -             (670)             (2,924)
Other comprehensive income (loss)             (6,426)        (531)                -              581              (6,376)
----------------------------------------------------------------------------------------------------------------------------
Balance at December 3, 1999                   (9,476)         265                 -              (89)             (9,300)
Other comprehensive income (loss)             (8,575)         122             (1,589)             89              (9,953)
----------------------------------------------------------------------------------------------------------------------------
Balance at December 1, 2000                 $(18,051)        $387            $(1,589)          $  -             $(19,253)
============================================================================================================================

16.  CAPITAL STOCK, STOCK PURCHASE WARRANTS AND STOCK COMPENSATION PLAN

   As discussed in Note 4, "Reorganization Case and Fresh-start Reporting," our Plan of Reorganization canceled all of the then outstanding shares of capital stock, stock purchase warrants and stock options as of January 25, 2002, and new capital stock, stock purchase warrants and stock options were issued. The following was the status of these shares, warrants and options as of December 1, 2000, prior to our filing for and emergence from bankruptcy protection.

CAPITAL STOCK

     Pursuant to our certificate of incorporation, we had the authority to issue 100,000 shares of common stock and 10,000 shares of preferred stock. Preferred stock could be issued at any time or from time to time in one or more series with such designations, powers, preferences and rights, qualifications, limitations or restrictions thereon as determined by our board of directors.

STOCK PURCHASE WARRANTS

     At December 1, 2000, we had outstanding stock purchase warrants giving rights to acquire 2,945 shares of our old common stock at an exercise price of $12.00 per share. Of such warrants, 2,865 were scheduled to expire in March 2003, and 80 were scheduled to expire in September 2001.

STOCK REPURCHASE PROGRAM

     In January 1998, our board of directors authorized the purchase, from time to time, of up to 2,000 shares of our common stock and up to 2,765 of our stock purchase warrants. As of June 1999, 2,000 shares had been repurchased. In July 1999, our board of directors authorized the purchase of an additional 2,000 shares of our common stock. As of December 1, 2000, no shares had been repurchased under the new authorization.

STOCK COMPENSATION PLAN

     We had a stock compensation plan for employees and non-employee directors (the "1994 Plan") which provided for grants in the form of nonqualified stock options or incentive stock options ("ISOs") and restricted stock awards. Additional shares of common stock available each year for grants under the 1994 Plan were equal to 3% of the outstanding shares as of the first day of such year. Exercise prices for nonqualified stock options were determined by our board of directors. Exercise prices for ISOs were equal to the fair market value of our common stock at the date of grant. Stock options extended for and vested over periods of up to ten years as determined by our board of directors. Our board of directors could accelerate the vesting period after award of an option. The number of shares available for grant of ISOs could not exceed 2,900 shares, and no individual could be granted stock options or restricted stock awards for more than 5,000 shares over any three-year period.

     Non-employee directors could elect to forego receipt in cash of certain fees earned during any year in return for an option with a grant price equal to 80% of the fair market value of our common stock, vesting quarterly during the year with a term period of up to ten years as determined by our board of directors. Non-employee directors elected options for 85, 83 and 88 shares in lieu of fees earned in 2000, 1999 and 1998, respectively.

     On April 11, 1997, our stockholders adopted the 1997 Stock Option and Incentive Plan for Non-employee Directors (the "1997 Plan") which provided for grants in the form of nonqualified stock options and restricted stock awards. Grant prices per share for stock options were at fair market value at the date of grant. The number of shares available for grant as options and restricted stock awards was 500 shares, of which no more than 100 shares could be awarded as restricted. Grants of nonqualified stock options and restricted stock awards to the non-employee directors under the 1997 Plan did not preclude grants under the 1994 Plan. Options were subject to terms and conditions determined by our board of directors and had a term not exceeding 10 years from the date of grant. Option activity under our stock plans is summarized as follows:

--------------------------------------------------------------------------------------------------------------------------
                                  DECEMBER 1, 2000                DECEMBER 3, 1999                 NOVEMBER 30, 1998
--------------------------------------------------------------------------------------------------------------------------
                                             WEIGHTED-                        WEIGHTED-                        WEIGHTED-
                              NUMBER          AVERAGE          NUMBER          AVERAGE           NUMBER         AVERAGE
                            OF OPTIONS    EXERCISE PRICE     OF OPTIONS    EXERCISE PRICE      OF OPTIONS   EXERCISE PRICE
--------------------------------------------------------------------------------------------------------------------------
Outstanding at
   beginning of year            4,824          $9.78             2,084          $9.15             1,776          $9.12
Granted                         3,427           7.32             3,054          10.20               525           9.19
Canceled                         (480)          9.30              (290)          9.86              (134)          9.69
Exercised                        (133)          8.58               (24)          8.49               (83)          7.91
--------------------------------------------------------------------------------------------------------------------------
Outstanding at
   end of year                  7,638          $8.73             4,824          $9.78             2,084          $9.15
==========================================================================================================================
Exercisable at end
   of year                      1,516          $8.81             1,234          $8.46               768          $7.76
Shares available
   for grant                    2,442             -              3,404             -              1,377             -
--------------------------------------------------------------------------------------------------------------------------

     The terms and conditions of restricted stock awards issued to key employees were determined by our board of directors. Upon termination of employment, shares that remained subject to restriction were forfeited. At December 1, 2000, there were no restricted shares outstanding. No restricted stock awards were made in 2000, 1999 and 1998.

STOCK-BASED COMPENSATION

     We adopted the disclosure-only provisions of the Financial Accounting Standards Board Statement No. 123 ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS No. 123"), issued in October 1995. Accordingly, compensation cost has been recorded based only on the intrinsic value of the options granted. We recognized $192, $219 and $219 of compensation cost in 2000, 1999 and 1998, respectively, for stock-based compensation awards. If we had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income (loss) would have been adjusted to the pro forma amounts as follows:

--------------------------------------------------------------------------------------------------------------------------
                                                      DECEMBER 1, 2000         DECEMBER 3, 1999         NOVEMBER 30, 1998
--------------------------------------------------------------------------------------------------------------------------
Net income (loss)
   As reported                                           $(859,376)                   $48,285                   $37,553
   Pro forma                                              (865,333)                    46,161                    36,362
--------------------------------------------------------------------------------------------------------------------------
Net income (loss) per share
   As reported    - basic                                  $(16.41)                      $.92                       $.70
                  - diluted                                 (16.41)                       .91                        .69
   Pro forma      - basic                                   (16.52)                       .88                        .67
                  - diluted                                 (16.52)                       .87                        .67
--------------------------------------------------------------------------------------------------------------------------

     The pro forma amounts set forth above reflect the portion of the estimated fair value of awards earned in 2000, 1999 and 1998 based on the vesting period of the options. The pro forma effects disclosed above are not likely to be representative of the pro forma disclosures of future years because SFAS No. 123 is applicable only to options granted subsequent to November 30, 1995, the effect of which is not fully reflected until 1999.

     The Black-Scholes option valuation model was used to estimate the fair value of the options for purposes of the pro forma presentation set forth above.

     The following assumptions were used in the valuation and no dividends were assumed:

--------------------------------------------------------------------------------------------------------------------------
                                                                 2000                       1999                      1998
--------------------------------------------------------------------------------------------------------------------------
Average expected life (years)                                     5                          5                         5
Expected volatility                                             40.2%                      35.7%                     38.5%
Risk-free interest rate                                          6.1%                       5.5%                      5.4%
Weighted-average fair value:
   Exercise price equal to market price at grant                $2.99                      $3.35                     $3.81
   Exercise price less than market price at grant                3.67                       3.97                      4.08
--------------------------------------------------------------------------------------------------------------------------

     The assumptions used in the Black-Scholes option valuation model are highly subjective, particularly as to stock price volatility of the underlying stock, and can materially affect the resulting valuation.

     The following table summarizes information regarding options that were outstanding at December 1, 2000:

------------------------------------------------------------------------------------------------------------------------
                                             OPTIONS OUTSTANDING                                 OPTIONS EXERCISABLE
                          -------------------------------------------------------         ------------------------------
                                                                 Weighted-average
                                         Weighted-average            remaining                          Weighted-average
Price range               Number          exercise price         contractual life         Number         exercise price
------------------------------------------------------------------------------------------------------------------------
Below $7.80               3,159                $7.08                   8.93                  505              $6.30
$7.80 - $10.25            3,753                 9.69                   5.10                  740               9.59
Above $10.25                726                10.92                   7.96                  271              11.39
------------------------------------------------------------------------------------------------------------------------

STOCKHOLDER RIGHTS PLAN

     On June 21, 2002, our board of directors adopted a stockholder rights plan under which we will issue one right for each outstanding share of our common stock. The rights expire in 2012 unless they are earlier redeemed, exchanged or amended by the board of directors. The board also adopted a Three-Year Independent Director Evaluation ("TIDE") policy with respect to the plan. Under the TIDE policy, a committee comprised solely of independent directors will review the plan at least once every three years to determine whether to modify the plan in light of all relevant factors.

     The rights will initially trade together with our common stock and will not be exercisable until after 10 days from the earlier of a public announcement that a person or group has acquired beneficial ownership of 15% or more, with certain exceptions, of our common stock or the commencement of, or public announcement of an intent to commence, a tender or exchange offer which, if successful, would result in the offeror acquiring 15% or more of our common stock. Once exercisable, each right would separate from the common stock and be separately tradeable.

     If a person or group acquires 15% or more, with certain exceptions, of our common stock, or if we are acquired in a merger or other business combination, each right then exercisable would entitle its holder to purchase, at the exercise price of $125 per right, shares of our common stock, or the surviving company's stock if we are not the surviving company, with a market value equal to twice the right's exercise price.

     We may redeem the rights for $.01 per right until the rights become exercisable. We also may exchange each right for one share of common stock or an equivalent security until an acquiring person or group owns 50% or more of the outstanding common stock.

     The rights are not considered to be common stock equivalents because there is no indication that any event will occur that would cause them to become exercisable.

17.  FINANCIAL INSTRUMENTS

     The estimated fair values of financial instruments at December 1, 2000 were determined by us, using available market information and valuation methodologies believed to be appropriate. However, judgment is necessary in interpreting market data to develop the estimates of fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.

     The carrying amounts and estimated fair values of certain financial instruments at December 1, 2000 and December 3, 1999 were as follows:

-------------------------------------------------------------------------------------------------------------------------
                                                              DECEMBER 1, 2000                    DECEMBER 3, 1999
-------------------------------------------------------------------------------------------------------------------------
                                                         CARRYING             FAIR            CARRYING             FAIR
                                                          AMOUNT              VALUE            AMOUNT              VALUE
-------------------------------------------------------------------------------------------------------------------------
FINANCIAL ASSETS
Customer retentions                                       $41,934            $40,024            $37,111           $35,842
FINANCIAL LIABILITIES
Subcontract retentions                                     10,125              9,664             25,112            24,253
-------------------------------------------------------------------------------------------------------------------------

     The fair value of other financial instruments was comprised of (i) cash and cash equivalents, accounts receivable excluding customer retentions, unbilled receivables and accounts and subcontracts payable excluding retentions which approximate cost because of the immediate or short-term maturity, (ii) securities available for sale based on quoted market prices of the securities at the balance sheet date, (iii) customer retentions, subcontract retentions and customer advances estimated by discounting expected cash flows at rates currently available to us for instruments with similar risks and maturities,
(iv) long-term senior secured credit facilities which approximate fair value due to frequent repricing at market rates or recent issuances at rates approximating current rates, (v) senior unsecured notes that approximate fair value due to a stable interest rate environment during the period and (vi) long-term debt that approximates fair value due to frequent repricing at market rates. Both the senior secured credit facilities and the senior unsecured notes were a part of the RE&C Financing Facilities, more fully described in Note 8, "Credit Facilities."

18.  REDEEMABLE PREFERRED STOCK

     On September 11, 1996, we issued 1,800 shares of Series A preferred stock in connection with the acquisition of Old MK. On April 15, 1998, all of the Series A preferred stock was redeemed, in accordance with its terms, with $18,000 of federal income tax refunds received by us in January 1998.

19.  SECURITIES AVAILABLE FOR SALE

     Securities available for sale are reported at fair value and consist primarily of debt securities at December 1, 2000. Gross unrealized gains are $739 and losses are $105 at December 1, 2000. Gross unrealized gains were $805 and losses were $375 at December 3, 1999. Unrealized gains and losses, net of income tax effects, are reported as a component of other comprehensive income
(loss). Cost is determined using the specific identification method for purposes of calculating realized gains and losses. Securities available for sale are held by Broadway Insurance Company, a wholly-owned captive Bermuda insurance subsidiary, which insures our workers' compensation, general and auto liability risks. Maturities, fair value and cost of securities held for sale were as follows:

--------------------------------------------------------------------------------------------------------------------------
MATURITIES OF SECURITIES                                                                FAIR VALUE                  COST
--------------------------------------------------------------------------------------------------------------------------
2001                                                                                      $15,426                  $15,037
2002 - 2003                                                                                21,229                   20,978
2004 - 2005                                                                                 1,690                    1,696
--------------------------------------------------------------------------------------------------------------------------
Total at December 1, 2000                                                                 $38,345                  $37,711
==========================================================================================================================
Total at December 3, 1999                                                                 $41,640                  $41,210
==========================================================================================================================

     We have classified these securities as current assets in our 2000 financial statements because they were available for use in our operations if needed and were liquidated in 2001 in anticipation of our bankruptcy filing.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Following the commencement of the bankruptcy cases in 2001, PricewaterhouseCoopers LLP informed us that it had concluded that it was not a "disinterested person" with respect to the Debtors and, accordingly, could not continue to serve as independent public accountants of the Debtors during the pendency of the bankruptcy proceedings. In addition, PricewaterhouseCoopers LLP notified us that they could give no assurance that they would be able to act as our independent public accountants following the Debtors' emergence from bankruptcy protection. As a result, on October 3, 2001, we dismissed PricewaterhouseCoopers LLP and selected Deloitte & Touche LLP as our independent public accountants. For a more detailed discussion, see our current report on Form 8-K filed October 3, 2001.

     During the fiscal year ended December 1, 2000, there were no disagreements with accountants on accounting and financial disclosure matters.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Certain information with respect to the directors of the registrant as of March 31, 2001, including business experience for the past five years and all positions held by them with the registrant, is set forth below. The directors of the registrant are elected annually to serve until the next annual meeting of the stockholders and until their respective successors are elected.

                                    PRINCIPAL OCCUPATION AND BUSINESS EXPERIENCE                       DIRECTOR
         NAME                                  FOR PREVIOUS FIVE YEARS                       AGE         SINCE
------------------------   -------------------------------------------------------------     ---       ---------
David H. Batchelder        Chairman and Chief Executive Officer of Batchelder Partners,      52          1993
                           Inc. (investment advisory and consulting firm) and Managing
                           Member of Relational Investors LLC (general partner of active investment fund), San Diego, California. Mr. Batchelder also serves as a director of Apria Healthcare Group, Inc. and
                           Nuevo Energy Company.

Robert S. Miller, Jr.      Vice Chairman of the Board. Chairman and Chief Executive          59          1996
                           Officer of Federal-Mogul Corporation (motor vehicle parts
                           and accessories), Detroit Michigan. Mr. Miller formerly
                           served as Advisor to Aetna, Inc. (health benefits and
                           insurance and financial services), Hartford, Connecticut;
                           President of Reliance Group Holdings, Inc. (fire, marine and casualty insurance), New York, New York; Chairman and Chief
                           Executive Officer of Waste Management, Inc. (environmental services), Houston, Texas; Acting Chief Executive Officer of
                           Federal-Mogul Corp.; and Chairman of Old MK. Mr. Miller
                           also serves as a Director of Federal-Mogul Corp., Pope &
                           Talbot, Inc., Symantec Corp. and Waste Management, Inc.

Dorn Parkinson             Vice Chairman of the Board. Chairman of the Board and             54          1993
                           consultant to Washington Corporations(1) (interstate trucking and repair and sale of machinery and equipment), Missoula,
                           Montana. Mr. Parkinson formerly served as President of
                           Washington Corporations.

Terry W. Payne             Chairman and owner of Terry Payne & Co., Inc. (insurance and      59          1993
                           construction bonding), Missoula, Montana, and Chairman and majority owner of Payne Financial Group, Inc., Missoula,
                           Montana. Mr. Payne also serves as a Director of Washington
                           Corporations(1) and First Interstate BancSystem, Inc.

Dennis R. Washington       Chairman and Chief Executive Officer. Mr. Washington is also      66          1996
                           founder and  principal shareholder of Washington
                           Corporations(1) (interstate trucking and repair and sale of machinery equipment), Missoula, Montana; and is founder
                           and/or principal stockholder or partner in entities, the
                           principal businesses of which include rail transportation, shipping, barging and ship assist, mining, heavy construction, environmental remediation and real estate development.
                           Mr. Washington's principal business is to make, manage and hold investments in operating entities.

 (1) Washington Corporations and other entities controlled by Dennis R. Washington may be deemed to be affiliates of the registrant.


                                    III-1

EXECUTIVE OFFICERS

         Certain information with respect to the executive officers of the registrant as of March 31, 2001, including all positions held by them with the registrant, is set forth below. Executive officers of the registrant are elected by the Board of Directors for terms of one year and until their successors are elected and qualified.

                                            POSITION WITH REGISTRANT AND                                    OFFICER
         NAME                         BUSINESS EXPERIENCE FOR PREVIOUS FIVE YEARS                     AGE    SINCE
------------------------  -----------------------------------------------------------------------     ---   -------
Dennis R. Washington(1)   Chairman and Chief Executive Officer                                        66      1999

Stephen G. Hanks(2)       President                                                                   50      1996

Vincent L. Kontny(3)      Senior Executive Vice President and Chief Operating Officer                 63      2000

Charles R. Oliver(4)      Senior Executive Vice President and Chief Business Development Officer      57      2001

George H. Juetten(5)      Executive Vice President and Chief Financial Officer                        53      2001

Roger J. Ludlam(6)        Executive Vice President and                                                58      1999
                          President and Chief Executive Officer of Infrastructure and Mining

Ambrose L. Schwallie(7)   Executive Vice President and                                                53      1999
                          President and Chief Executive Officer of Government

Robert C. Wiesel(8)       Executive Vice President and                                                50      2000
                          President and Chief Executive Officer of Petroleum & Chemicals

G. Bretnell Williams(9)   Executive Vice President and                                                71      2001
                          President and Chief Executive Officer of Industrial/Process

Thomas H. Zarges(10)      Executive Vice President and                                                53      1996
                          President and Chief Executive Officer of Power

David L. Myers(11)        Executive Vice President - Corporate Affairs                                54      2001

Reed N. Brimhall(12)      Senior Vice President and Controller                                        47      1999

Stephen M. Johnson(13)    Senior Vice President                                                       49      2001

Larry L. Myers(14)        Senior Vice President - Human Resources                                     46      2001

James P. O'Donnell(15)    Senior Vice President - Strategic Planning and Development                  50      2001

Richard D. Parry(16)      Senior Vice President and General Counsel                                   48      2001

Frank S. Finlayson(17)    Vice President and Treasurer                                                40      1997

Craig G. Taylor(18)       Secretary                                                                   44      2000

 (1) For certain biographical information regarding Mr. Washington, see "DIRECTORS."

 (2) Mr. Hanks was named President in April 2000. He is a member of the Office of the Chairman. Mr. Hanks formerly served the registrant as Executive Vice President, Chief Legal Officer, Secretary and Acting Chief Financial Officer, and formerly served Old MK in various other executive and management capacities.

 (3) Mr. Kontny is a member of the Office of the Chairman. He formerly served as President and Chief Operating Officer of Fluor Corporation (engineering, procurement, construction, and maintenance services) and President of Fluor Daniel, Inc. (engineering and construction). Mr. Kontny is also a director of Chicago Bridge and Iron Company.

 (4) Mr. Oliver is a member of the Office of the Chairman. He formerly served Fluor Daniel, Inc. (engineering and construction) in various group president positions related to sales, strategic planning, project development and project finance.

 (5) Mr. Juetten is a member of the Office of the Chairman. He formerly served Dresser Industries, Inc. (supplier of products and services for oil and natural gas industry) as Senior Vice President and Chief Financial Officer, and Vice President and Controller.

 (6) Mr. Ludlam formerly served the registrant as Executive Vice President and President and Chief Executive Officer of MK Contractors Group. He also formerly served as President and Chief Executive Officer of Perini Corporation (general contractor), Park Construction Company (heavy civil contractor) and S. J. Groves & Sons (heavy civil contractor).

 (7) Mr. Schwallie formerly served the registrant as Executive Vice President and President and Chief Executive Officer of MK Government Services Group. He also formerly served as President of Westinghouse Savannah River Company (defense program contract services).


                                    III-2

 (8) Mr. Wiesel formerly served as Senior Vice President of the Petroleum and Chemicals Division of Raytheon Engineers & Constructors. He also formerly served as Executive Vice President and in various other executive and management capacities for Stone & Webster (engineering and construction).

 (9) Mr. Williams formerly served the registrant as Executive Vice President of Industrial/Process and served in various other business development and operations capacities for Old MK.

(10) Mr. Zarges formerly served the registrant as Executive Vice President and President and Chief Executive Officer of Industrial/Process Group and MK Engineers and Constructors, and as Senior Vice
     President-Operations. He also served Old MK as Senior Vice President and President and Chief Executive Officer of the Power and
     Industrial/Manufacturing Divisions.

(11) Mr. David Myers formerly served the registrant as President and Chief Executive Officer of the Power Group. He also formerly served as Chief Operating Officer of Raytheon Engineers & Constructors, and as President of Fluor Global Services (operations, maintenance and consulting services), President-Industrial of Fluor Daniel, Inc. and Chairman of Fluor Daniel GTI (global environmental services).

(12) Mr. Brimhall formerly served the registrant as Vice President of Audit and Government Accounting. He also formerly served as Secretary and Controller of Scientech, Inc. (energy and telecommunication consulting and technical services) and in various other executive and management positions at Stanford University (educational institution).

(13) Mr. Johnson formerly served as Senior Vice President of Global Development, Marketing and Strategy for Fluor Corporation (engineering, procurement, construction, and maintenance services) and as Vice President of Sales for Fluor Daniel, Inc. (engineering and construction).

(14) Mr. Larry Myers formerly served the registrant as Senior Vice President of Business Operations for Washington Government. He also formerly served as Vice President of Human Resources for Westinghouse Savannah River Company (defense program contract services) and in a variety of senior human resource positions.

(15) Mr. O'Donnell formerly served the registrant as Vice President of Corporate Development and served in various other marketing, strategic planning and finance and administration positions for the registrant and Old MK.

(16) Mr. Parry formerly served the registrant as Vice President - Legal.

(17) Mr. Finlayson formerly served the registrant as Vice President of Project Finance and served Old MK in various other finance and project development positions.

(18) Mr. Taylor formerly served the registrant as Associate General Counsel. He also formerly practiced law, specializing in employee benefits matters, for a private law firm.


                                    III-3

ITEM 11.      EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table summarizes all plan and non-plan compensation awarded or paid to, or earned by, each of the Named Executives (all individuals who acted as the chief executive officer during the last fiscal year and the other four most highly compensated executive officers of the Company and its subsidiaries) during the fiscal years indicated:

                                                  ANNUAL COMPENSATION                   AWARDS
                                                                        Other Annual        Securities
                                                              Bonus     Compensation        Underlying          All Other
Name and Principal Position               Year    Salary ($)   ($)           ($)        Options/ SARs (#)(1)    Comp. ($)
---------------------------------------- -------- ---------- --------- ---------------- -------------------     -----------
Dennis R. Washington                      2000                                                  1,300,000
Chairman and Chief Executive Officer      1999                                                  2,261,084(2)
                                          1998                                                     11,795(3)

Stephen G. Hanks                          2000      410,769   200,000         22,049(4)           300,000         35,744(5)
President                                 1999      322,692   200,000         21,873(6)            50,000         10,290
                                          1998      314,039   135,000         21,362(7)            30,000         21,964


Vincent L. Kontny                         2000      285,577   200,000                             200,000         8,5008
Chief Operating Officer                   1999
                                          1998

Ambrose L. Schwallie                      2000      338,747   175,000         10,911(9)           180,000          6,148(10)
Executive Vice President and President    1999      203,822   284,375         10,250(11)           50,000          3,941
and Chief Executive Officer of Government 1998

Thomas H. Zarges                          2000      411,539   175,000         16,228(12)          180,000         25,283(13)
Executive Vice President and President    1999      374,616   200,000         15,012(14)           75,000         29,074
and Chief Executive Officer of            1998      294,231   150,000         14,507(15)          100,000         22,784
Industrial/Process

 (1) The numbers in this column notwithstanding, effective as of January 25, 2002, all of the above options were canceled pursuant to the Plan of Reorganization; therefore, none of these options are currently exercisable or will become exercisable at any time in the future.

 (2) Includes 2,000,000 stock options awarded in lieu of cash compensation to Mr. Washington on April 8, 1999, in consideration of his election to the position of Chairman, President and Chief Executive Officer; 250,000 options awarded on March 22, 1999, granted in recognition of his involvement in the strategic development of the Westinghouse Acquisition and 11,084 options awarded as of January 1, 1999, in lieu of director's retainer fees.

 (3) These shares were granted to Mr. Washington as of January 1, 1998, in lieu of director's retainer fees for his service as a Non-Employee Director of the Company.

 (4) Consists of disability insurance premium of $10,712, imputed income of $610 in connection with an executive life insurance policy, and tax gross-up of $10,727 on the foregoing disability insurance premium and the value of the term life insurance premium reported in the last column of this table.

 (5) Consists of $8,500 matching contributions to Mr. Hanks' 401(k) account, service recognition of $2,315 and $24,929 representing Mr. Hanks' interest in his executive life insurance policy's cash surrender value as projected on an actuarial basis attributable to the 2000 premium.

 (6) Consists of disability insurance premium of $10,712, imputed income of $520 in connection with an executive term life insurance policy, and tax gross-up of $10,641 on the foregoing disability insurance premium and the value of the term life insurance premium.

 (7) Consists of disability insurance premium of $10,712 and tax gross-up of $10,650 on the foregoing disability insurance premium and the value of the term life insurance premium reported in the last column of this table.

 (8) Consists of $8,500 matching contributions to Mr. Kontny's 401(k) account.


                                    III-4

 (9) Consists of imputed income of $661 in connection with executive life insurance, $8,000 perquisite allowance and $2,250 for personal financial planning services.

(10) Consists of $5,487 matching contributions to Mr. Schwallie's 401(k) account and imputed income of $661 in connection with a life insurance policy.

(11) Consists of perquisite allowance of $8,000 and $2,250 for personal financial planning services.

(12) Consists of disability insurance premium of $7,342, imputed income of $780 in connection with an executive life insurance policy, and tax gross-up of $8,106 on the foregoing disability insurance premium and the value of the term life insurance premium reported in the last column of this table.

(13) Consists of $8,500 matching contributions to Mr. Zarges' 401(k) account and $16,783 representing Mr. Zarges' interest in his executive life insurance policy's cash surrender value as projected on an actuarial basis attributable to the 2000 premium.

(14) Consists of disability insurance premium of $7,153, imputed income of $720 in connection with an executive term life insurance policy and tax gross-up of $7,139 on the foregoing disability insurance premium and the value of the term life insurance premium.

(15) Consists of disability insurance premium of $6,973 and tax gross-up of $7,534 on the foregoing disability insurance premium and the value of the term life insurance premium reported in the last column of this table.

OPTION GRANTS

     The following table summarizes pertinent information concerning individual grants of options to purchase Common Stock during fiscal year 2000, including a theoretical grant date present value for each grant:

                                    PERCENT
                                    OF TOTAL
                       NUMBER OF    OPTIONS/
                      SECURITIES      SARS
                      UNDERLYING   GRANTED TO   EXERCISE
                       OPTIONS/    EMPLOYEES    OR BASE     MARKET
                         SARS      IN FISCAL     PRICE       PRICE     EXPIRATION
        NAME          GRANTED(#)      YEAR     ($/SHARE)   ($/SHARE)      DATE      0%($)     5%($)       10%($)
--------------------- ------------ ----------- ---------- ------------ ----------- -------- ----------- -----------
Dennis R. Washington  1,300,000(1)   40.35      $7.1875     $7.1875     7/7/2010         0   5,876,234  14,891,531

Stephen G. Hanks        100,000(1)    3.10      $7.3750     $7.3750    1/31/2010         0     463,810   1,175,385
                        200,000(1)    6.21      $7.8750     $7.8750    4/14/2010         0     990,509   2,510,144

Vincent L. Kontny       200,000(1)    6.21      $7.8750     $7.8750    4/14/2005         0     435,143     961,553

Ambrose L. Schwallie     60,000(1)    1.86      $7.3750     $7.3750    1/31/2010         0     278,286     705,231
                        120,000(1)    3.72      $7.1875     $7.1875    7/07/2010         0     542,422   1,374,603

Thomas H. Zarges         60,000(1)    1.86      $7.3750     $7.3750    1/31/2010         0     278,286     705,231
                        120,000(1)    3.72      $7.1875     $7.1875    7/07/2010         0     542,422   1,374,603

(1) Mr. Washington's options were granted on July 7, 2000 and become exercisable in four equal increments on each of the first four anniversaries of the date of grant. Mr. Hanks's options were granted on January 31, 2000 and April 14, 2000, respectively, and become exercisable in four equal increments on each of the first four anniversaries of their respective dates of grants. Mr. Kontny's options were granted on April 14, 2000 and become exercisable in their entirety on the first anniversary of the date of grant. The options granted to Mr. Schwallie and Mr. Zarges were granted effective on January 31, 2000 and July 7, 2000, and become exercisable in four equal increments on each of the first four anniversaries of their respective dates of grant.

     Effective as of January 25, 2002, all of the above options were canceled pursuant to the Plan of Reorganization; therefore, none of these options are currently exercisable or will become exercisable at any time in the future.


                                    III-5

AGGREGATE OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

     The following table summarizes pertinent information concerning the exercise of options to purchase Common Stock during fiscal year 2000 by each of the Named Executives and the fiscal year-end value of unexercised options:

                                                                    NUMBER OF SECURITIES       VALUE OF UNEXERCISED,
                                                                   UNDERLYING UNEXERCISED    IN-THE-MONEY OPTIONS/SARS
                                                                   OPTIONS/SARS AT FISCAL      AT FISCAL YEAR END ($)
                                                                        YEAR END (#)

          NAME            SHARES ACQUIRED ON    VALUE REALIZED   EXERCISABLE/ UNEXERCISABLE  EXERCISABLE/ UNEXERCISABLE
                               EXERCISE              ($)
------------------------- -------------------- ----------------- --------------------------- ---------------------------
Dennis R. Washington               0                  0               54,407 / 6, 250(1)            27,084 / 0(1)
                                   0                  0              62,500 / 3,487,500            0 / 1,706,250
Stephen G. Hanks                   0                  0               72,500 / 367,500              0 / 237,500
Vincent L. Kontny                  0                  0                 0 / 200,000                 0 / 125,000
Ambrose L. Schwallie               0                  0               12,500 / 217,500              0 / 225,000
Thomas H. Zarges                   0                  0              106,250 / 298,750              0 / 225,000

---------------
(1) A total of 35,657 shares compose options which were awarded to Mr. Washington as a Non-Employee Director of the Company prior to his election as a Company officer, pursuant to his election to receive stock options in lieu of cash in payment of his annual director's retainer fees. The remaining 25,000 shares compose an option granted to Mr. Washington on January 10, 1997 under the 1997 Stock Option and Incentive Plan for Non-Employee Directors of Washington Group International, Inc.

     Effective as of January 25, 2002, all of the above options were canceled pursuant to the Plan of Reorganization; therefore, none of these options are currently exercisable or will become exercisable at any time in the future.

PENSION

     Mr. Hanks is entitled to pension benefits payable under the terms of a group annuity contract purchased upon the termination of the Morrison Knudsen Corporation Retirement Plan of 1970. This plan was terminated December 12, 1987. Assuming a five-year certain and life annuity upon normal retirement, Mr. Hanks' total annual benefit at age 65 would be $7,142. For purposes of this benefit, Mr. Hanks has 12 years of credited service with the Company.

     Mr. Schwallie is eligible for retirement benefits under the Westinghouse Government Services Group Pension Plan (the "WGS Plan"), the Westinghouse Savannah River Company/Bechtel Savannah River, Inc. Pension Plan (the "WSRC Plan") and the Westinghouse Government Services Group Executive Pension Plan (the "WGS Executive Pension Plan") (collectively, the "Westinghouse Pension Plans"). The following table indicates the approximate amounts of annual retirement income that would be payable at the present time to employees who participate in the Westinghouse Pension Plans:

                                                                     YEARS OF SERVICE
         ------------------------------------  -------------------------------------------------------------
         REMUNERATION ($)                          15           20           25           30           35
                                               ---------    ---------    ---------    ---------    ---------
         200,000                                 40,836       54,448       68,059       81,671       95,283
         225,000                                 45,940       61,254       76,567       91,880      107,194
         250,000                                 51,045       68,059       85,074      102,089      119,104
         300,000                                 61,254       81,671      102,089      122,507      142,925
         400,000                                 81,671      108,895      136,119      163,343      190,566
         450,000                                 91,880      122,507      153,134      183,761      214,387
         500,000                                102,089      136,119      170,149      204,178      238,208
         600,000                                122,507      163,343      204,178      245,014      285,850
         700,000                                142,925      190,566      238,208      285,850      333,491
         800,000                                163,343      217,790      272,238      326,685      381,133


                                     III-6

     The WGS Plan and the WSRC Plan are contributory, defined benefit plans designed to provide retirement income related to an employee's salary and years of active service. All Company contributions are actuarially determined. The WGS Executive Pension Plan provides for supplemental pension payments, provided certain eligibility requirements are met. Such payments, when added to the pensions under the WGS Plan and the WSRC Plan, result in a total average pension equal to 1.47% for each year of credited service multiplied by the employee's average annual compensation as defined by the WGS Executive Pension Plan. Average annual compensation is equal to the average of the five highest annualized base salaries plus the average of the five highest annual incentive awards, each in the last ten years of employment. In the event of retirement prior to age 60, the total annual pension would be reduced by an amount equal to the reduction in the benefits payable under the WGS Plan and the WSRC Plan. In the event of a change in control of the Company, participants in the WGS Executive Pension Plan become vested and benefits may be paid on a present value or other basis.

     The amounts presented in the above table are based on straight life annuity amounts and are not subject to any reduction for Social Security benefits but may be offset by amounts payable under certain other pension plans previously sponsored by Westinghouse. As of December 1, 2000, Mr. Schwallie had 28 years of credited service under the Westinghouse Pension Plans.

EMPLOYMENT AGREEMENTS AND CHANGE IN CONTROL AGREEMENTS

     Effective January 1, 1993, Old MK entered into an employment agreement with Mr. Hanks, to which the Company succeeded in the merger with Old MK in September 1996. Effective January 1, 1994, Old MK entered into a similar employment agreement with Mr. Zarges, to which the Company also succeeded in the merger with Old MK in September 1996. The agreements were for initial five-year terms (January 1, 1993, through December 31, 1997, for Mr. Hanks and January 1, 1994, through December 31, 1998, for Mr. Zarges) with automatic continuing year-long extensions after the end of the initial term.

     On January 20, 1999, the Board of Directors approved the restructuring of the employment arrangements of Mr. Hanks and Zarges to make them "at will" employees and to allow their written agreements to expire at the end of March 2000.

     Pursuant to the terms of their employment agreements, Messrs. Hanks and Zarges each were entitled to receive a minimum annual base salary of $250,000, and to participate in the Company's annual bonus plan applicable to their corporate position or operating group position. They were also entitled to participate in (i) the Key Executive Life Insurance Plan (which provides pre-retirement life insurance of three times base salary, inclusive of the Company's group plan, and which provides post-retirement life insurance of one times base salary); (ii) the Key Executive Disability Insurance Plan (which provides a disability benefit of 60% of base salary and annual bonus, inclusive of all Company and government programs) and (iii) all other health and welfare benefits generally available to executive officers of the Company.

     Under the employment agreements, Messrs. Hanks and Zarges were also entitled to receive a severance benefit equal to twice their base compensation (which included such items as base salary in effect immediately preceding the termination of employment, bonuses and participation in health and retirement programs) if their employment was terminated for a reason other than death, disability, cause, voluntary resignation under circumstances not constituting constructive termination or the expiration of their employment agreements. Under such circumstances, the Company would have fully vested unvested stock options and restricted stock awards granted before 1997 and fully vested and immediately paid any accrued cash awards and bonuses. If any payments due under the employment agreements would have resulted in liability to Messrs. Hanks and Zarges for an excise tax imposed by Section 4999 of the Internal Revenue Code, the Company agreed to pay to them an amount which (after deducting any federal, state and local income taxes payable with respect to such amount) is sufficient to fully satisfy such tax.

     On January 10, 1997, January 14, 1998, and January 20, 1999, the employment agreements of Messrs. Hanks and Zarges were amended to provide that in the event they were terminated for any reason, no portion of the stock


                                     III-7
options that were granted to them on January 10, 1997, January 14, 1998 and January 20, 1999 and that were unvested as of the date of such termination would be exercisable.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table shows stock ownership information as of March 31, 2001, for (i) the persons (as the term is used in Section 13(d)(3) of the Exchange
Act) known to the registrant to beneficially own more than 5% of the Common Stock, (ii) each director of the registrant, (iii) each of the Named Executives and (iv) all current directors and executive officers of the registrant as a group. Effective January 25, 2002, all of such common stock was canceled pursuant to the Plan of Reorganization.

                                                                              COMMON STOCK
                                                      --------------------------------------------------------------
                                                      AMOUNT AND NATURE OF        RIGHT TO ACQUIRE
NAME AND ADDRESS                                      BENEFICIAL OWNERSHIP        WITHIN 60 DAYS OF       PERCENT OF
OF BENEFICIAL OWNERS(1)                               AS OF MARCH 31, 2001(2)     MARCH 31, 2001(3)        CLASS(4)
-----------------------                               -----------------------     -----------------       ----------
FIVE PERCENT OWNERS:
-------------------
Dennis R. Washington                                        20,395,292 (5)               185,657              38.73
   c/o Washington Corporations
   101 International Way
   Missoula, Montana 59802

Royce & Associates, Inc.                                     3,078,200 (6)                     0               5.87
   Royce Management Company
   1414 Avenue of the Americas
   New York, NY 10019

DIRECTORS:
---------
David H. Batchelder                                            166,610                   156,610                  *
Robert S. Miller, Jr.                                           82,450                    82,450                  *
Dorn Parkinson                                                 228,948 (7)               223,948                  *
Terry W. Payne                                                 119,794                    99,794                  *
Dennis R. Washington                                        20,395,292 (5)               185,657              38.73

NAMED EXECUTIVES:
----------------
Stephen G. Hanks                                               184,611                   184,611                  *
Vincent L. Kontny                                              200,000                   200,000                  *
Ambrose L. Schwallie                                            38,600                    27,500                  *
Dennis R. Washington                                        20,395,292 (5)               185,657              38.73
Thomas H. Zarges                                               177,980                   177,980                  *

ALL DIRECTORS AND EXECUTIVE OFFICERS AS A GROUP             21,782,661                 1,507,926             40.36%
   (22 PERSONS)

----------------

* Indicates that the percentage of shares beneficially owned does not exceed 1% of the class.

(1) Except as otherwise indicated, the mailing address of each person shown is c/o Washington Group International, Inc., 720 Park Boulevard, Boise, Idaho 83712.
(2) For purposes of this table, shares are considered to be "beneficially" owned if the person directly or indirectly has the sole or shared power to vote or direct the voting of the securities or the sole or shared power to dispose of or direct the disposition of the securities, and a person is considered to be the beneficial owner of shares if that person has the right to acquire the beneficial ownership of the shares within 60 days of March 31, 2001. Unless otherwise noted, the beneficial owners have sole voting and dispositive power over their shares listed in this column.
(3) Indicates shares included in the amounts shown to be beneficially owned as of March 31, 2001, by reason of a right to acquire beneficial ownership thereof within 60 days of such date.
(4) The percentages shown are calculated based upon the number of shares of the Common Stock shown in the second column of this table, which includes shares that the stockholder has the right to acquire beneficial ownership of within 60 days of March 31, 2001.
(5) Such shares include 828,000 shares held by D.W. Holdings, Inc., which is wholly owned by Mr. Washington and as to which Mr. Washington may be deemed to be the beneficial owner, and exclude 77,838 shares held by Mr. Washington's wife as to which Mr. Washington disclaims beneficial ownership.
(6) Based on Schedule 13G Amendment No. 1 dated February 5, 2001, which was filed with the Securities and Exchange Commission by Royce & Associates, Inc. ("Royce"), Royce Management Company ("RMC") and Charles M. Royce ("Mr. Royce") as a group. Royce has sole voting and


                                      III-8
     dispositive power as to 2,968,500 shares, RMC has sole voting and dispositive power as to 109,700 shares and Mr. Royce may be deemed to beneficially own the shares beneficially owned by Royce and RMC. Mr. Royce disclaims beneficial ownership of such shares.
(7) Such shares include 5,000 shares held in joint tenancy with Mr. Parkinson's wife as to which Mr. Parkinson shares voting and dispositive power and exclude 5,000 shares held by Mr. Parkinson's wife as to which Mr. Parkinson disclaims beneficial ownership.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     From time to time, we engage Batchelder & Partners, Inc., an investment advisory and consulting firm ("BPI"), of which Mr. Batchelder is Chairman and Chief Executive Officer, to act as our financial advisor with respect to potential acquisitions and divestitures pursuant to written engagement agreements. Such agreements traditionally include a retainer fee, reimbursement of reasonable out-of-pocket expenses, indemnification and payment of a success fee based upon the transaction value payable upon completion of the transaction. The potential transactions, including the specific details of the engagement agreements between the registrant and BPI, generally are subject to strict confidentiality agreements.

     In 1999, BPI entered into an engagement agreement with us (the "1999 Agreement") with respect to our acquisition of RE&C and other unrelated engagements. The RE&C acquisition was completed on July 7, 2000 and, accordingly, in fiscal year 2000, we paid BPI a success fee of $4 million as prescribed in the 1999 Agreement. In addition, pursuant to the 1999 Agreement, in fiscal year 2000, we paid to BPI $200,000 in retainer fees ($50,000 per quarter) and $100,190 for expenses related to the acquisition of RE&C and other unrelated engagements.

     The 1999 Agreement was superseded by a Letter Agreement between us and BPI dated as of March 15, 2001, under which we agreed to pay a monthly retainer fee of $100,000 to BPI, effective January 1, 2001. Under this Letter Agreement BPI agreed to act as a financial advisor to us in relation to the emerging liquidity crisis.

     During fiscal year 2001, we have paid $50,770 to BPI, pursuant to the 1999 Agreement, representing the 2001 first quarter retainer fee and miscellaneous expenses.

     Mr. Payne is Chairman and owner of Terry Payne & Co., Inc. ("TPC"), which provides insurance and bonding brokerage services to us and our subsidiaries. In January 1998, our Board of Directors approved a Professional Services Agreement for insurance brokering services supplied by TPC to us effective January 1, 1998, and expiring December 31, 2000, with automatic renewal annually for 12-month terms thereafter, unless canceled by either party prior to the annual date (the "1998 Professional Services Agreement"). Pursuant to the 1998 Professional Services Agreement, TPC would receive an annual fixed fee of $1,150,000 to be paid in equal quarterly installments with all insurance and surety commissions earned on policies purchased for the registrant to be credited 100% against the fee, except that, should surety commissions exceed $250,000 in any given calendar year, then TPC would credit only 50% of all surety commissions above $250,000 for the remainder of the year. In 1999, our Board of Directors approved an amendment to the 1998 Professional Services Agreement to increase the annual fixed fee payable to TPC to $1,250,000 per calendar year, effective as of January 1, 1999.

     In January 2001, the Board of Directors approved a new agreement with TPC, effective January 1, 2001, substantially similar to the 1998 Professional Services Agreement, as amended, except for the following material differences: the scope of insurance services is reduced; the annual fixed fee is $850,000; and the $250,000 threshold with respect to surety commissions is eliminated and 100% of all insurance commissions and 50% of all surety commissions are credited against the fixed fee.

     In addition, in February 2001, we paid $425,000 to TPC for services performed in connection with due diligence and post-closing activities related to our acquisition of the RE&C businesses.

     Mr. Washington is the founder and owner of Washington Corporations ("WC"). We regularly lease corporate jets from WC and WC Leasing Corporation ("WC Leasing"), a WC wholly owned subsidiary, in connection with our business. During fiscal year 2000, we paid to WC and WC Leasing approximately $4.6 million for such jet usage and related maintenance and support services. In addition, as part of the acquisition of RE&C, we acquired a 1988 Hawker 800 corporate jet on July 7, 2000. On November 22, 2000, we sold the corporate jet to WC

                                     III-9

Leasing for $6.5 million, which purchase price was based on an independent appraisal. During fiscal year 2000, we also paid WC $178,000 for miscellaneous support services, unrelated to our jet usage, performed in connection with our business.

     Equipco, Inc. ("Equipco"), a wholly-owned subsidiary of WC, provides repair services for equipment we own at cost with no warranty on work performed. We pay a proportionate share of Equipco's fixed costs in return for Equipco maintaining its repair facility conveniently located and readily available to us. During fiscal year 2000, services and equipment Equipco provided to us totaled $320,000.

     As the pit mine operator at the Pipestone Mine Project in Montana, we sell ballast to Montana Rail Link, Inc., a corporation owned by Mr. Washington. During fiscal year 2000, we realized revenues totaling $450,000 from such ballast sales.


                                     III-10

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)  DOCUMENTS FILED AS A PART OF THIS ANNUAL REPORT OF FORM 10-K.

                                                                                             PAGE(S)

1.   The Consolidated Financial Statements, together with the reports thereon of Deloitte & Touche LLP and PricewaterhouseCoopers LLP, are included in Part II, Item 8 of this report.

              Independent Auditors' Report, Deloitte & Touche LLP                              II-24

              Report of Independent Accountants, PricewaterhouseCoopers LLP                    II-25

              Consolidated Statements of Operations and Consolidated Statements of
                  Comprehensive Income (Loss) for each of the three years in the
                  period ended December 1, 2000                                                II-26

              Consolidated Balance Sheets at December 1, 2000 and December 3, 1999     II-27,  II-28

              Consolidated Statements of Cash Flows for each of the three years
                  in the period ended December 1, 2000                                         II-29

              Consolidated Statements of Stockholders' Equity (Deficit) for each of
                  the three years in the period ended December 1, 2000                         II-30

              Notes to Consolidated Financial Statements                              II-31 to II-73

     2.       Financial Statement Schedule as of December 1, 2000                                S-1

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

(b)  REPORTS ON FORM 8-K.

              We filed a current report on Form 8-K dated September 15, 2000 to announce the approval by our board of directors of the change of our name from "Morrison Knudsen Corporation" to "Washington Group
              International, Inc.," subject to stockholder approval.

              We filed a current report on Form 8-K dated October 16, 2000 to announce (1) our intention to delay filing our third quarter earnings release until October 23, 2000 and (2) the resignation of Anthony S. Cleberg, our chief financial officer.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this annual report on Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized on July 9, 2002.

Washington Group International, Inc.

By   /s/  George H. Juetten
-------------------------------------------------------------------------------
     George H. Juetten, Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below on July 9, 2002 by the following persons on our behalf in the capacities indicated.


                                                           Chief Executive Officer and President and Director
   /s/ Stephen G. Hanks                                               (Principal Executive Officer)
---------------------------------------------
                                                          Executive Vice President and Chief Financial Officer
   /s/ George H. Juetten                                              (Principal Financial Officer)
---------------------------------------------
                                                                  Senior Vice President and Controller
   /s/ Reed N. Brimhall                                              (Principal Accounting Officer)
---------------------------------------------

   /s/ Dennis R. Washington*                                              Chairman and Director
---------------------------------------------

   /s/ David H. Batchelder*                                                     Director
---------------------------------------------

   /s/ Michael R. D'Appolonia*                                                  Director
---------------------------------------------

   /s/ William J. Flanagan*                                                     Director
---------------------------------------------

   /s/ C. Scott Greer*                                                          Director
---------------------------------------------

   /s/ William H. Mallender*                                                    Director
---------------------------------------------

   /s/ Michael P. Monaco*                                                       Director
---------------------------------------------

   /s/ Cordell Reed*                                                            Director
---------------------------------------------

   /s/ Bettina M. Whyte*                                                        Director
---------------------------------------------

   /s/ Dennis K. Williams*                                                      Director
---------------------------------------------

*Craig G. Taylor, by signing his name hereto, does hereby sign this annual report on Form 10-K on behalf of each of the above-named officers and directors of Washington Group International, Inc., pursuant to powers of attorney executed on behalf of each such officer and director.

By   /s/  Craig G. Taylor
   -----------------------------------
     Craig G. Taylor, Attorney-in-fact

                      WASHINGTON GROUP INTERNATIONAL, INC.
             SCHEDULE II. VALUATION, QUALIFYING AND RESERVE ACCOUNTS
                       FOR THE YEAR ENDED DECEMBER 1, 2000
                                 (IN THOUSANDS)

           ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLES DEDUCTED IN THE
                        BALANCE SHEET FROM ACCOUNTS RECEIVABLE

                          Balance at      Provisions                              Balance at
                           Beginning      Charged to                                End of
Year Ended                  of Year       Operations      Other    Deductions        Year
---------------------------------------------------------------------------------------------
November 30, 1998             $(4,739)       $(3,849)    $(141)       $1,198        $(7,531)
December 3, 1999               (7,531)          (100)     (171)        2,669         (5,133)
December 1, 2000               (5,133)       (10,298)        1           160        (15,270)

        DEFERRED INCOME TAX ASSET VALUATION ALLOWANCE DEDUCTED IN THE BALANCE
                         SHEET FROM DEFERRED INCOME TAX ASSET

                          Balance at      Provisions                              Balance at
                           Beginning      Charged to                                End of
Year Ended                  of Year       Operations      Other    Deductions        Year
---------------------------------------------------------------------------------------------
November 30, 1998           $(111,987)           $ -        $ -       $20,000(1)   $(91,987)
December 3, 1999              (91,987)             -          -        50,000(1)    (41,987)
December 1, 2000              (41,987)       (31,241)   (12,023)(2)    40,666(1)    (44,585)

              ESTIMATED COSTS TO COMPLETE LONG-TERM CONTRACTS REFLECTED IN THE
                                       BALANCE SHEET

                          Balance at      Provisions                              Balance at
                           Beginning      Charged to                                End of
Year Ended                  of Year       Operations      Other    Deductions        Year
---------------------------------------------------------------------------------------------
November 30, 1998            $(62,348)      $(10,167)       $  -      $38,322      $(34,193)
December 3, 1999              (34,193)       (16,132)          -       18,378       (31,947)
December 1, 2000              (31,947)       (78,676)          -       29,028       (81,595)

         PROVISION FOR FUTURE LOSSES ON JOINT VENTURE CONTRACTS DEDUCTED IN THE
           BALANCE SHEET FROM INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

                          Balance at      Provisions                              Balance at
                           Beginning      Charged to                                End of
Year Ended                  of Year       Operations      Other    Deductions        Year
---------------------------------------------------------------------------------------------
November 30, 1998             $(5,043)      $   (603)       $   -     $     -       $ (5,646)
December 3, 1999              (5,646)         (4,517)           -        3,907        (6,256)
December 1, 2000              (6,256)         (2,235)         367        5,889        (2,235)

--------------------
(1) Change in valuation allowance related to estimates of the future realization of acquired deductible temporary differences that have been treated as a reduction of goodwill.
(2)  Value of foreign net operating losses acquired in acquisition of RE&C.

                      WASHINGTON GROUP INTERNATIONAL, INC.
                                  EXHIBIT INDEX

COPIES OF EXHIBITS WILL BE SUPPLIED UPON REQUEST. EXHIBITS WILL BE PROVIDED AT A FEE OF $.25 PER PAGE REQUESTED.

EXHIBIT
NUMBER          EXHIBITS

  2.1         Stock Purchase Agreement dated as of April 14, 2000 among Raytheon
              Company, Raytheon Engineers & Constructors International, Inc. and
              Washington Group International, Inc. ("WGI") (filed as Exhibit 2 to WGI's Form 10-Q Quarterly Report for the quarter ended March 3,
              2000 and incorporated herein by reference).

  3.1 Restated Certificate of Incorporation of WGI (filed as Exhibit 3.1 to WGI's Form 10-K Annual Report for fiscal year ended November
              30, 1998 and incorporated herein by reference).

  3.2 Certificate of Amendment of Restated Certificate of Incorporation of WGI (filed as Exhibit 3.2 to WGI's Form 8-K Current Report filed on September 20, 2000 and incorporated herein by reference).

  3.3         Amended and Restated Bylaws of WGI (filed as Exhibit 3.3 to WGI's
              Form 8-K Current Report filed on September 20, 2000 and incorporated herein by reference).

  4.1         Specimen certificate for WGI's Common Stock.*

  4.2         Specimen certificate for WGI's Warrants to expire on March 11,
              2003 (filed as Exhibit 4.2 to WGI's Form 8-K Current Report filed on September 20, 2000 and incorporated herein by reference).

  4.3         Warrant Agreement dated September 11, 1996 by and between WGI and
              Norwest Bank Minnesota, N.A. (filed as Exhibit 4.4 to WGI's Form
              10-Q Quarterly Report for quarter ended August 31, 1996 and incorporated herein by reference).

  4.4.1       Warrant Agreement dated September 11, 1996 among WGI, Batchelder &
              Partners, Inc. and Schroder Wertheim & Co. Incorporated, including the form of certificate attached thereto as Exhibit A for certain
              WGI Warrants to expire on September 11, 2001 (filed as Exhibit 4.6 to WGI's Form 10-Q Quarterly Report for quarter ended August 31,
              1996 and incorporated herein by reference).

  4.4.2       Description of an amendment to the Warrant Agreement dated
              September 11, 1996 among WGI, Batchelder & Partners, Inc. and
              Schroder Wertheim & Co. Incorporated (filed as Exhibit 4.4.2 to
              WGI's Form 10-K Annual Report for fiscal year ended December 3,
              1999 and incorporated herein by reference).

  4.5         Registration  Rights Agreement dated September 11, 1996 among WGI,
              Batchelder & Partners, Inc. and Schroder Wertheim & Co.
              Incorporated (filed as Exhibit 4.7 to WGI's Form 10-Q Quarterly
              Report for quarter ended August 31, 1996 and incorporated herein by reference).

  4.6         Indenture dated as of July 1, 2000 between WGI and United States
              Trust Company of New York, as trustee (filed as Exhibit 4.1 to
              WGI's Form 8-K Current Report filed on July 13, 2000 and incorporated herein by reference).



  4.7 Registration Rights Agreement dated as of June 28, 2000, as amended, among WGI, the guarantors identified therein, Credit
              Suisse First Boston Corporation, BMO Nesbitt Burns Corp. and U.S.
              Bancorp Libra, a division of U.S. Bancorp Investments, Inc. (filed as Exhibit 10.2 to WGI's Form 8-K Current Report filed on July 13,
              2000 and incorporated herein by reference).

10.1 Credit Agreement dated as of July 7, 2000 among WGI, the lenders named therein, Credit Suisse First Boston, New York branch, as administrative agent, collateral agent and an issuing bank and as arranger, Bank of Montreal, as syndication agent, and Bank of America, N.A. and U.S. Bank National Association, as documentation agents (filed as Exhibit 10.1 to WGI's Form 8-K Current Report filed on July 13, 2000 and incorporated herein by reference).

10.2          First Amendment dated as of October 16, 2000 to the Credit
              Agreement dated as of July 7, 2000, among WGI, the lenders named therein, Credit Suisse First Boston, as administrative agent, collateral agent and an issuing bank, and Bank of Montreal, as syndication agent. *

 10.3         Shareholders Agreement dated December 18, 1993 among Morrison
              Knudsen BV, a wholly-owned subsidiary of WGI, Lambique Beheer BV and Ergon Overseas Holdings Limited (filed as Exhibit 10.6 to
              WGI's Form 10-K Annual Report for fiscal year ended November 30,
              1997 and incorporated herein by reference).

10.4          Form of Guaranty by Old MK, as Guarantor, in favor of Morgan
              Guaranty Trust Company of New York, as Trustee (filed as Exhibit
              4.2 to Amendment No. 1 to Old MK's Form S-3 Registration Statement
              No. 33-50046 filed on October 30, 1992 and incorporated herein by reference).

10.5          Form of Indenture of Trust between the City of San Diego and
              Morgan Guaranty Trust Company of New York, as Trustee (filed as
              Exhibit 4.3 to Amendment No. 1 to Old MK's Form S-3 Registration
              Statement No. 33-50046 filed on October 30, 1992 and incorporated herein by reference).

10.6          Form of Loan  Agreement  between the City of San Diego and
              National Steel and Shipbuilding Company (filed as Exhibit 4.4
              Amendment No. 1 to Old MK's Form S-3 Registration Statement No.
              33-50046 filed on October 30, 1992 and incorporated herein by reference).

10.7          Asset Purchase Agreement dated as of June 25, 1998 between CBS
              Corporation and WGNH Acquisition, LLC related to the acquisition of the Westinghouse Energy Systems Business Unit from CBS
              Corporation (filed as Exhibit 10.10 to WGI's Form 10-K Annual
              Report for fiscal year ended November 30, 1998 and incorporated herein by reference).

10.8          Asset Purchase Agreement dated as of June 25, 1998 between CBS
              Corporation and WGNH Acquisition, LLC related to the acquisition of the Westinghouse Government and Environmental Services Company business from CBS Corporation (filed as Exhibit 10.11 to WGI's
              Form 10-K Annual Report for fiscal year ended November 30, 1998 and incorporated herein by reference).

10.9 Amended and Restated Consortium Agreement between WGI's wholly-owned subsidiary, Washington Group International, Inc., an
              Ohio corporation, and BNFL USA Group, Inc. (filed as Exhibit 10.3 to WGI's Form 10-Q Quarterly Report for quarter ended February 26,
              1999 and incorporated herein by reference).



10.10.1       WGI's Amended and Restated Stock Option Plan (filed as Exhibit
              10.10 to WGI's Form 10-K Annual Report for fiscal year ended
              November 30, 1996 and incorporated herein by reference).#

10.10.2       Amendment No. 1 dated October 30, 1998 to WGI's Amended and
              Restated Stock Option Plan (filed as Exhibit 10.14 to WGI's Form
              10-K Annual Report for fiscal year ended November 30, 1998 and incorporated herein by reference).#

10.10.3       Amendment No. 2 dated April 8, 1999 to WGI's Amended and Restated
              Stock Option Plan (filed as Exhibit 10.11.3 to WGI's Form 10-K
              Annual Report for fiscal year ended December 3, 1999 and incorporated herein by reference).#

10.11         WGI's 1997 Stock Option and Incentive Plan for Non-Employee
              Directors (filed as Exhibit 10.11 to WGI's Form 10-K Annual Report for fiscal year ended November 30, 1996 and incorporated herein by reference).#

10.12         WGI's Deferred Compensation Plan (filed as Exhibit 10.12 to WGI's
              Form 10-K Annual Report for fiscal year ended November 30, 1997 and incorporated herein by reference).#

10.13 A description of WGI's Cash Bonus Program (filed as Exhibit 10.13 to WGI's Form 10-K Annual Report for fiscal year ended November
              30, 1997 and incorporated herein by reference).#

10.14         WGI's Key Executive Disability Insurance Plan (filed as Exhibit
              10.12 to Old MK's Form 10-K Annual Report for year ended December
              31, 1992 and incorporated herein by reference).#

10.15         WGI's Key Executive Life Insurance Plan (filed as Exhibit 10.13 to
              Old MK's Form 10-K Annual Report for year ended December 31, 1992 and incorporated herein by reference).#

10.16         Form of WGI's Indemnification Agreement (filed as Exhibit 10.20 to
              WGI's Form 10-K Annual Report for fiscal year ended November 30,
              1996 and incorporated herein by reference).# A schedule listing the directors and executive officers with whom WGI had entered into such agreements as of December 1, 2000 is filed herewith.*

10.17         WGI's Nonqualified Stock Option Plan Agreement with Dennis R.
              Washington dated as of March 22, 1999 (filed as Exhibit 10.4 to
              WGI's Form 10-Q Quarterly Report for quarter ended May 28, 1999 and incorporated herein by reference).#

10.18         WGI's Nonqualified Stock Option Plan Agreement with Dennis R.
              Washington dated as of April 8, 1999 (filed as Exhibit 10.5 to
              WGI's Form 10-Q Quarterly Report for quarter ended May 28, 1999 and incorporated herein by reference).#

10.19         WGI's Nonqualified Stock Option Plan Agreement with Dennis R.
              Washington dated as of July 7, 2000 (filed as Exhibit 10.2 to
              WGI's Form 10-Q Quarterly Report for quarter ended September 1,
              2000 and incorporated herein by reference).#

10.20.1 WGI's employment agreement with Ambrose L. Schwallie dated as of August 18, 1999 (filed as Exhibit 10.40.1 to WGI's Form 10-K
              Annual Report for fiscal year ended December 3, 1999 and incorporated herein by reference).#

10.20.2 Amendment dated as of October 5, 1999 to WGI's employment agreement with Ambrose L. Schwallie dated as of August 18, 1999
              (filed as Exhibit 10.40.2 to WGI's Form 10-K Annual Report for fiscal year ended December 3, 1999 and incorporated herein by reference).#



10.21 WGI's employment letter with Vincent L. Kontny dated as of April 10, 2000.*

21.           Subsidiaries of WGI.*

24.           Powers of Attorney.*

----------------

    #Management contract or compensatory plan
    *Filed herewith