Form 10-K
period 2001-11-30
WASHINGTON GROUP INTERNATIONAL INC
filed 2002-07-10
CIK 906469

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                  ANNUAL REPORT

     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                            For the Fiscal Year Ended

                                NOVEMBER 30, 2001

                         Commission File Number 1-12054


                      WASHINGTON GROUP INTERNATIONAL, INC.


                             A Delaware Corporation
                   IRS Employer Identification No. 33-0565601

                     720 PARK BOULEVARD, BOISE, IDAHO 83712
                                 208 / 386-5000


                  SECURITIES REGISTERED AND NUMBER OF SHARES OF
                      REGISTRANT'S COMMON STOCK OUTSTANDING

At November 30, 2001, 52,468,900 shares of the registrant's $.01 par value common stock were outstanding, and such common stock was traded in the over-the-counter market and registered under Section 12(g) of the Securities Exchange Act of 1934 (the "Exchange Act"). Such common stock was formerly listed on the New York Stock Exchange and registered under Section 12(b) of the Exchange Act. On May 14, 2001, the New York Stock Exchange suspended trading of such common stock, and on July 6, 2001 such common stock was delisted by the New York Stock Exchange. Upon such delisting, the common stock was traded in the over-the-counter market and was registered under section 12(g) of the Exchange Act. Pursuant to the Second Amended Joint Plan of Reorganization of Washington Group International, Inc., et al., as modified and confirmed, on January 25, 2002, all of the registrant's existing equity securities, including such common stock, were deemed canceled and extinguished, and new common stock was issued. At May 31, 2002, 25,000,000 shares of the registrant's $.01 par value common stock were outstanding; such common stock is traded in the over-the-counter market and is registered under 12(g) of the Exchange Act.

                     COMPLIANCE WITH REPORTING REQUIREMENTS
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. / / Yes /X/ No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. /X/ Yes / / No

                DISCLOSURE PURSUANT TO ITEM 405 OF REGULATION S-K
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this annual report on Form 10-K or any amendment to this annual report on Form 10-K. / /

          AGGREGATE MARKET VALUE OF COMMON STOCK HELD BY NONAFFILIATES
At November 30, 2001, the aggregate market value of the registrant's common stock held by nonaffiliates of the registrant, based on the over-the-counter market closing bid price on November 30, 2001, as reported by the Pink Sheets quotation service, was approximately $1,836,000. The aggregate market value of the registrant's common stock held by nonaffiliates of the registrant, based on the over-the-counter closing bid price on May 31, 2002, as reported by the Pink Sheets(R) quotation service, was approximately $576,250,000. No shares are assumed to be held by affiliates of the registrant on such dates for purposes of these calculations.

                       DOCUMENTS INCORPORATED BY REFERENCE
None.

                      WASHINGTON GROUP INTERNATIONAL, INC.
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED NOVEMBER 30, 2001

                                TABLE OF CONTENTS


                                                                                             PAGE
                  Note Regarding Forward-Looking Information                                  I-1

                  Subsequent Events                                                           I-2

                                     PART I

Item 1.    Business                                                                           I-4

Item 2.    Properties                                                                        I-20

Item 3.    Legal Proceedings                                                                 I-21

Item 4.    Submission of Matters to a Vote of Security Holders                               I-22

                              PART II

Item 5.    Market for the Registrant's Common Stock and Related Stockholder Matters          II-1

Item 6.    Selected Financial Data                                                           II-2

Item 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                             II-3

Item 7A.   Quantitative and Qualitative Disclosure About Market Risk                        II-24

Item 8.    Financial Statements and Supplementary Data                                      II-25

Item 9.    Change in and Disagreements with Accountants on Accounting and
           Financial Disclosure                                                             II-79

                             PART III

Item 10.   Directors and Executive Officers of the Registrant                               III-1

Item 11.   Executive Compensation                                                           III-5

Item 12.   Security Ownership of Certain Beneficial Owners and Management                  III-10

Item 13.   Certain Relationships and Related Transactions                                  III-11

                              PART IV

Item 14.   Exhibits, Financial Statement Schedule and Reports on Form 8-K                    IV-1

                            SIGNATURES

                   NOTE REGARDING FORWARD-LOOKING INFORMATION

     THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS. YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY THE USE OF TERMINOLOGY SUCH AS "MAY," "WILL," "ANTICIPATE," "BELIEVE," "ESTIMATE," "EXPECT," "FUTURE," "INTEND," "PLAN," "COULD," "SHOULD," "POTENTIAL" OR "CONTINUE," OR THE NEGATIVE OR OTHER VARIATIONS THEREOF, AS WELL AS OTHER STATEMENTS REGARDING MATTERS THAT ARE NOT HISTORICAL FACT. THESE FORWARD-LOOKING STATEMENTS INCLUDE, AMONG OTHERS, STATEMENTS CONCERNING:

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

     o  REALIZE ANTICIPATED REDUCTIONS IN OVERHEAD AND OTHER COSTS

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

     o  MAINTENANCE OF GOVERNMENT-COMPLIANT COST SYSTEMS.

                                SUBSEQUENT EVENTS

     The deadline to timely file this report was February 28, 2002. On March 7, 2002, we filed a current report on Form 8-K announcing that we did not file this report by the prescribed due date because we needed additional time to prepare the consolidated financial statements and related disclosures required to be included herein.

     On March 16, 2001, we announced that, if we were unable to obtain additional sources of cash, we may seek protection from our creditors under the U.S. Bankruptcy Code. On March 8, 2001, we announced that, as a result of a rigorous review of projects acquired in connection with our acquisition of the capital stock of certain subsidiaries of Raytheon Engineers & Constructors International, Inc. ("RECI") from RECI and Raytheon Company ("Raytheon" and, together with RECI, the "Sellers"), we believed that certain historical financial statements and unaudited pro forma condensed combined financial statements, which were previously filed as exhibits to a current report on Form 8-K filed July 13, 2000, should not be relied upon. For a more detailed discussion, see our current report on Form 8-K filed March 8, 2001, and for additional discussion of the transactions with the Sellers and their consequences, see "The Raytheon Transaction" in Item 1 of this report. The businesses that we purchased, hereinafter called "RE&C", provide engineering, design, procurement, construction, operation, maintenance and other services on a worldwide basis.

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

     On January 25, 2002 (the "Effective Date"), the Debtors emerged from bankruptcy protection pursuant to our Plan of Reorganization. We also entered into a $350 million, 30-month revolving credit facility to fund our working capital requirements and obtained bonding capacity to take on new projects. Under our Plan of Reorganization, on the Effective Date, all our equity securities existing prior to the Effective Date were canceled and extinguished; we issued an aggregate 25,000,000 shares of our $.01 par value common stock; we issued warrants to purchase an additional aggregate 8,520,424 shares of common stock; we filed an amended and restated certificate of incorporation and adopted amended and restated bylaws; we adopted new stock option plans and granted options under those plans for an aggregate 4,613,000 shares of common stock, including options granted to Dennis R. Washington to purchase an aggregate 3,224,100 shares of common stock; and we entered into various other agreements. For a more detailed discussion, see our current reports on Form 8-K filed February 8, 2002.

     Also on the Effective Date, our board of directors was replaced by an interim board of directors pursuant to our Plan of Reorganization. This interim board of directors consisted of David H. Batchelder, H. Peter Boger, Robert A. Del Genio, Joel A. Glodowski, Stephen G. Hanks, Samuel "Skip" Victor, Dennis R. Washington and four vacancies. Pursuant to the Plan of Reorganization, the interim board of directors was replaced upon designation of the members of the initial board of directors on March 14, 2002 and April 9, 2002; these designations became effective on March 25, 2002 and April 19, 2002, respectively. The board of directors currently consists of: Dennis R. Washington, David H. Batchelder, Michael R. D'Appolonia, William J. "Bud" Flanagan, C. Scott Greer, Stephen G. Hanks, William H. Mallender, Michael P. Monaco, Cordell Reed, Bettina M. Whyte and Dennis K. Williams. For a more detailed discussion, see our current reports on Form 8-K filed April 3, 2002 and April 26, 2002.

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

     We have changed our fiscal year from a 52/53 week year ending on the Friday closest to November 30 to the Friday ending closest to December 31. This change became effective on December 29, 2001.

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

     These events are discussed in greater detail in Note 3, "Acquisitions" and
Note 4, "Reorganization Case and Fresh-start Reporting" of the Notes to Consolidated Financial Statements in Item 8 of this report and in our annual report on Form 10-K for the fiscal year ended December 1, 2000, which is being filed contemporaneously with this report.

                                     PART I

ITEM 1.  BUSINESS

     Unless otherwise indicated, the terms "we," "us" and "our" refer to Washington Group International, Inc. ("WGI") and its consolidated subsidiaries, and references to 2001 are references to our fiscal year ended November 30, 2001. References to 2000 are references to our fiscal year ended December 1, 2000; references to 1999 are references to our fiscal year ended December 3, 1999.

     Except as otherwise indicated, the information in this report is presented as of and for the periods ended November 30, 2001 and does not reflect our reorganization, which occurred after our fiscal year ended November 30, 2001, or the impact of our reorganization. Thus, although much of the information in this report is stated in the present tense, unless otherwise indicated, that information is not or may not be representative of our current business, properties, legal proceedings or financial position. Because of the material impact of the reorganization on our business and financial statements, the information in this report is of limited relevance and does not include, except by reference to our subsequent filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934 that are identified in this report, the information that is required for an understanding of our current business, financial condition, prospects and outlook. Accordingly, this report should be read in conjunction with the various reports we have filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934 since November 30, 2001 and, in particular, our quarterly report on Form 10-Q for the quarter ended March 29, 2002, which is being filed contemporaneously with this report.

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

     o Under operations and maintenance contracts, we provide repair, renovation, predictive and preventive services to customer facilities worldwide. We also offer other "light" facility services, such as cleaning and groundskeeping. In addition, we provide inventory and product logistics for manufacturing plants, information technology support, equipment servicing and tooling changeover support.

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

     On March 22, 1999, we and BNFL Nuclear Services, Inc. ("BNFL") acquired the government and environmental services businesses of CBS Corporation (now Viacom, Inc.). We refer to these businesses as the "Westinghouse Businesses." The Westinghouse Businesses currently constitute our Westinghouse Government Services Group ("WGSG"), which is a part of our Government operating unit.

THE RAYTHEON TRANSACTION

     On July 7, 2000, pursuant to a stock purchase agreement dated April 14, 2000 (the "Stock Purchase Agreement"), we purchased from the Sellers the capital stock of the subsidiaries of RECI and specified other assets of RECI, and we assumed specified liabilities of RECI. The businesses that we purchased provide engineering, design, procurement, construction, operation, maintenance and other services on a worldwide basis. We financed the acquisition by obtaining new senior secured credit facilities (the "RE&C Financing Facilities") and issuing senior unsecured notes due July 1, 2010 (the "Senior Unsecured Notes"). See Note 8, "Credit Facilities - RE&C Financing Facilities" and "Credit Facilities -Senior Unsecured Notes" of the Notes to Consolidated Financial Statements in Item 8 of this report for a more detailed description of the RE&C Financing Facilities and the Senior Unsecured Notes.

     The purchase price paid at the closing of the acquisition on July 7, 2000 was $53 million in cash and the assumption of net liabilities originally estimated at $450 million. We also incurred acquisition costs of $7.7 million. The cash portion of the purchase price paid at closing was determined based upon a formula contained in the Stock Purchase Agreement and represented the estimated amount of the Adjusted Non-Current Net Assets and Adjusted Net Working Capital (as the terms are defined in the Stock Purchase Agreement) that we acquired, valued as of April 30, 2000. The amounts of Adjusted Non-Current Net Assets and Adjusted Net Working Capital were subject to post-closing finalization, including an audit by independent accountants, and other adjustments to the price paid at closing. In addition, the Stock Purchase Agreement contained a provision requiring us to either pay the Sellers or to be paid by the Sellers, the net amount of cash the Sellers either advanced to or withdrew from RE&C between April 30, 2000 and July 7, 2000. After closing, we paid the Sellers $84.4 million representing the net amount of cash advanced or paid by the Sellers for the use or benefit of RE&C between April 30, 2000 and July 7, 2000.

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

     RECI retained, among other assets, all of its interest in and rights with respect to some of the existing contracts. In addition, the Stock Purchase Agreement provided that the contracts related to four specified construction projects would be transferred to RECI, and RE&C would enter into subcontracts to perform, on a cost-reimbursed basis, all of RECI's obligations under the contracts. Because the customer consents required to transfer the four contracts to RECI could not be obtained as of closing, we agreed to remain the contract party and continued to be directly obligated to the customers and other third parties under the contracts relating to the four projects. Accordingly, we and the Sellers agreed that the Sellers would provide us with full indemnification with respect to any risks associated with those contracts, which arrangement accomplished the original intent of the Stock Purchase Agreement. Under the Stock Purchase Agreement, we agreed that we would complete the four specified projects for the Sellers' account and the Sellers agreed to reimburse our costs to do so and to share equally with us any positive variance between actual costs and estimated costs. The Sellers also agreed to indemnify us against any losses, claims or liabilities under the contracts relating to such projects, except losses, claims or liabilities resulting from our gross negligence or willful misconduct, against which we would indemnify the Sellers.

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

     As part of the acquisition of RE&C, we undertook a comprehensive review of existing contracts that were acquired for the purpose of making a preliminary allocation of the acquisition price to the net assets acquired. As part of this review, we evaluated, among other matters, RECI's estimates of the cost at completion of the long-term contracts that were underway as of July 7, 2000 ("Acquisition Date EAC's"). During this process information came to our attention that raised questions as to whether the Acquisition Date EAC's needed to be adjusted significantly. Our review process involved the analysis of an extensive amount of supporting data, including analysis of numerous, large construction projects in various stages of completion. Based on the information available at the time of the review, the preliminary results of this review indicated that the Acquisition Date EAC's of numerous long-term contracts required substantial adjustment. The adjustments resulted in contract losses or lower than market rate margins. As a result, in our report on Form 10-Q for the quarter ended September 1, 2000, we significantly decreased the carrying value of the net assets acquired and increased the goodwill associated with the transaction. Because many of the contracts we acquired contained either unrecorded losses or lower than market rate margins, these contracts were adjusted to their estimated fair value at the July 7, 2000 acquisition date in order to allow for a reasonable profit margin for completing the contracts, and a gross margin or normal profit reserve of $233.1 million was established and recorded in billings in excess of cost and estimated earnings on uncompleted contracts.

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

     The normal profit reserve has been reduced as work has been performed on the affected projects. The reduction results in reductions to cost of revenue and corresponding increases in gross profit, but has no effect on cash. The establishment of and decreases in cost of revenue for the periods indicated are as follows:

-----------------------------------------------------------------------------------------------------------------------
NORMAL PROFIT RESERVE (IN MILLIONS)
-----------------------------------------------------------------------------------------------------------------------
July 7, 2000 balance                                                                                           $ 233.1
Cost of revenue (decrease)                                                                                       (24.5)
-----------------------------------------------------------------------------------------------------------------------
September 1, 2000 balance                                                                                        208.6
Cost of revenue (decrease)                                                                                       (25.7)
-----------------------------------------------------------------------------------------------------------------------
December 1, 2000 balance                                                                                         182.9
Reserve adjustments on reformed and rejected contracts (see below)                                               (53.4)
Cost of revenue (decrease)                                                                                       (87.2)
-----------------------------------------------------------------------------------------------------------------------
November 30, 2001 balance                                                                                      $  42.3
=======================================================================================================================

     An audited RE&C April 30, 2000 balance sheet was not delivered by Sellers, and therefore, on February 27, 2001, we filed a lawsuit against the Sellers seeking specific performance of the purchase price adjustment provisions of the Stock Purchase Agreement. On March 8, 2001, we amended our complaint to also seek money damages for misstatements and omissions allegedly made by the Sellers. Our lawsuit seeking specific performance was successful, and we and the Sellers thereafter commenced arbitration proceedings before an independent accountant approved by the court to determine the purchase price adjustment. A significant arbitration claim was ultimately filed against the Sellers, as discussed below.

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

     On March 2, 2001 we announced that we faced severe near-term liquidity problems as a result of our acquisition of RE&C. On March 9, 2001, because of those liquidity problems, we suspended work on two large construction projects located in Massachusetts that were part of the acquisition. The Sellers had provided the customer with parent performance guarantees on those two contracts, and the guarantees remained in effect after closing. Those performance guarantees required the Sellers to complete the work on the contracts in the event RE&C (owned by us as of July 7, 2000) did not complete them. The contracts were fixed-price in nature and our review of cost estimates indicated that there were substantial unrecognized future costs in excess of future contract revenues that were not reflected in RECI's Acquisition Date EAC's.

     Upon our suspension of work, the Sellers undertook performance of those contracts pursuant to the outstanding performance guarantees. We, however, were obligated under the Stock Purchase Agreement to indemnify the Sellers for losses they incurred under those guarantees. The Sellers also assumed obligations under other contracts, primarily in the RE&C power generation construction business unit, which resulted in significant additional indemnification obligations by us to the Sellers. As a result of costs they incurred to perform under the parent guarantees, the Sellers filed a claim against us in the bankruptcy process for approximately $940 million. As further discussed below, this claim was ultimately settled without payment to the Sellers in connection with the completion of our Plan of Reorganization. See Note 4, "Reorganization Case and Fresh-start Reporting" of the Notes to Consolidated Financial Statements in Item 8 of this report. Until such settlement, we retained all liabilities related to these contracts, including normal profit reserves, on our balance sheet as accrued liabilities included in liabilities subject to compromise.

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

     We have made adjustments to the preliminary purchase price allocation of the RE&C acquisition price to the net assets acquired that was included in the unaudited quarterly information at September 1, 2000, including the following, as a result of completing our review:

     o We have made adjustments for amounts that were recorded as part of and subsequent to the initial preliminary purchase price allocation, as a result of additional information we obtained that supported that some of the July 7, 2000 balances were materially misstated based on generally accepted accounting principles and were, therefore, included in our purchase price adjustment arbitration claim against the Sellers. In the lawsuits and purchase price adjustment arbitration claim referred to above, we asserted that the Sellers should have recorded these as adjustments in the RE&C financial statements prior to the acquisition. The adjustments primarily relate to provisions for anticipated losses on fixed-price contracts that were not recorded in the RE&C financial statements prior to the acquisition. We recorded these amounts as a $444.1 million arbitration claim receivable from the Sellers. However, as noted above, under the terms of the Raytheon Settlement we subsequently agreed to dismiss all litigation against the

         Sellers related to the acquisition and to discontinue the purchase price adjustment and binding arbitration process. Therefore, we wrote off the receivable from the Sellers as an asset impairment during the fourth quarter of 2000.

     o Also, we have made adjustments for items that were identified subsequent to the initial purchase price allocation that we believed were additional misstatements, based on additional information that we obtained, but that were not included in the arbitration claim. Cost of revenue included adjustments to estimates at completion on contracts and increases in self-insurance reserves. The impairment of assets was primarily unrecoverable accounts receivable. These amounts totaled $144.5 million and were charged to operations in the fourth quarter of 2000 as follows:

-----------------------------------------------------------------------------------------------------------------------
IN MILLIONS
-----------------------------------------------------------------------------------------------------------------------
Cost of revenue                                                                                                $(141.0)
Impairment of assets                                                                                              (4.7)
Other                                                                                                              1.2
-----------------------------------------------------------------------------------------------------------------------
Total                                                                                                          $(144.5)
=======================================================================================================================

     Because we cannot determine the final impact of the matters discussed above on the pre-acquisition RE&C financial statements or the pro forma adjustments that would be appropriate for the years ended December 1, 2000 and December 3, 1999, unaudited pro forma consolidated results of operations as if the acquisition of RE&C had taken place on December 1, 1998 have not been presented.

     We have accounted for the acquisition of the RE&C as a purchase business combination. The results of our operations, financial position and cash flows include the operations of RE&C on a consolidated basis from the July 7, 2000 acquisition date. We have made an allocation of the aggregate purchase price to the net assets we acquired, with the remainder recorded as goodwill, on the basis of estimates of fair values after adjustments for the arbitration claim against the Sellers and adjustments charged to operations, as follows:

-----------------------------------------------------------------------------------------------------------------------
IN MILLIONS
-----------------------------------------------------------------------------------------------------------------------
Working capital deficit                                                                                        $(958.6)
Arbitration claim receivable                                                                                     444.1
Investments and other assets                                                                                      42.6
Property and equipment                                                                                           139.8
Pension and post-retirement benefit obligations                                                                  (16.4)
Deferred income taxes                                                                                            (83.3)
Other non-current liabilities                                                                                    (88.3)
Goodwill                                                                                                         680.2
-----------------------------------------------------------------------------------------------------------------------
Total acquisition costs, net of cash acquired of $15.8                                                          $160.1
=======================================================================================================================

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

     As a result of the foregoing events and the substantial negative cash flows of RE&C, we analyzed for impairment the assets acquired in the acquisition of RE&C, including goodwill. Based upon the results of our analysis, we have taken a charge against income during the quarter ended December 1, 2000 for the following impairments of acquired assets:

-----------------------------------------------------------------------------------------------------------------------
IN MILLIONS
-----------------------------------------------------------------------------------------------------------------------
Goodwill, net of accumulated amortization of $8.7                                                                $671.5
Indemnification amounts receivable from the Sellers under the Stock Purchase Agreement:
   Billed and unbilled receivables on closed contracts                                                             46.6
   Partial indemnification of loss on government contract                                                          25.1
   Reimbursement for restructuring costs                                                                            3.0
   Reimbursement of legal fees                                                                                      1.3
-----------------------------------------------------------------------------------------------------------------------
Impairment of assets                                                                                             $747.5
=======================================================================================================================

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

INDUSTRIAL/PROCESS

     The Industrial/Process operating unit provides services in each stage of a project's life cycle, including engineering, design, procurement, construction and total facilities management. Industrial/Process' total facilities management services include inventory and supply chain management, shutdown and turnaround management and other maintenance, operations and logistics management services. Industrial/Process serves companies in the following markets:

     o    general manufacturing;
     o    pharmaceutical and biotechnology;
     o    institutional buildings;
     o    food and consumer products;
     o    automotive;
     o    aerospace;
     o    telecommunications;
     o    pulp and paper markets;
     o    process; and
     o    metals processing.

GOVERNMENT

     Our Government operating unit provides products and services primarily to U.S. government customers in the national defense, nonproliferation, environmental cleanup, nuclear waste management and hazardous material stabilization markets. Its services span the entire life cycle of its customers' needs - from design, construction and operation of facilities through their eventual decontamination, decommissioning and final environmental remediation. Through its Electro-Mechanical Division, the operating unit designs and manufactures pumps, valves, generators and propulsion units for the U.S. Navy's nuclear-powered fleet. Almost all of this operating unit's revenues are from contracts with the federal government, with the Department of Defense and the Department of Energy accounting for about 71% of its revenues.

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

GOVERNMENT CONTRACTS AND BACKLOG

     Government contracts are a significant part of our business. For example, the U.S. government accounted for 24% of our consolidated operating revenues in 2001. Allowable costs under U.S. government contracts are subject to audit by the government. To the extent that these audits result in determinations that costs claimed as reimbursable are not allowable costs or were not allocated in accordance with federal regulations, we could be required to reimburse the government for amounts previously received. We also have a number of U.S. government contracts which extend beyond one year and for which government funding has not yet been approved. All U.S. government contracts and some foreign contracts are subject to unilateral termination at the option of the customer.

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

     Backlog at November 30, 2001 totaled $3.5 billion compared with December 1, 2000 backlog of $5.7 billion. Approximately $1.1 billion of the backlog at November 30, 2001 was comprised of U.S. government contracts that are subject to termination by the government, $463 million of which had not been funded. Terminations for the convenience of the government generally provide for recovery of contract costs and related earnings.

     Although backlog reflects business that we consider to be firm, cancellations or scope adjustments may occur. We have adjusted backlog to reflect project cancellations, deferrals and revisions in scope and cost, both upward and downward known at the reporting date; however, future contract cancellations or modifications may reduce backlog and future revenues.

-----------------------------------------------------------------------------------------------------------------------
COMPOSITION OF YEAR END BACKLOG
(IN MILLIONS)                                                               NOVEMBER 30,                  DECEMBER 1,
YEAR ENDED                                                                      2001                         2000
-----------------------------------------------------------------------------------------------------------------------
Cost-type contracts                                                      $1,500.9       42%          $1,365.7       24%
Fixed-price and fixed-unit-price contracts                                2,046.6       58%           4,293.7       76%
-----------------------------------------------------------------------------------------------------------------------
Total backlog                                                            $3,547.5      100%          $5,659.4      100%
=======================================================================================================================

     During 2001, we reversed previously recorded backlog of $1,020.6 million. This reversal was principally due to the suspension of work on two large construction projects located in Massachusetts that were part of the RE&C acquisition. See Note 3, "Acquisitions - Acquisition of Raytheon Engineers & Constructors" of the Notes to Consolidated Financial Statements in Item 8 of this report.

COMPETITION

     We are engaged in highly competitive businesses in which customer contracts are typically awarded through competitive bidding processes. We compete based primarily on price, reputation and reliability with other general and specialty contractors, both foreign and domestic. Success or failure in our lines of business is, in large measure, based upon the ability to compete successfully for contracts and to provide the engineering, planning, procurement, management and project financing skills required to complete them in a timely and cost-efficient manner. We compete with other general and specialty contractors, both foreign and domestic, including large international contractors and small local contractors. Some competitors have greater financial and other resources than we do, which in some instances, could give them a competitive advantage over us.

EMPLOYEES

     Our total worldwide employment varies widely with the volume, type and scope of operations under way at any given time. At November 30, 2001, we employed over 34,000 employees. Approximately 22% of the employees are covered either by one of our regional collective bargaining agreements, which expire between June 2001 and September 2006, or by a project specific collective bargaining agreement, each of which expires upon completion of the relevant project.

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

RISK FACTORS

     We are subject to a number of risks, including those enumerated below. Any or all of these risks could have a material adverse effect on our business, financial condition, results of operations and cash flows and on the market price of our securities. See also "Note Regarding Forward-looking Information."

THE DOCUMENTS GOVERNING OUR INDEBTEDNESS RESTRICT OUR ABILITY AND THE ABILITY OF SOME OF OUR SUBSIDIARIES TO ENGAGE IN SOME BUSINESS TRANSACTIONS.

     In connection with our emergence from bankruptcy protection, we entered into exit financing facilities (the "Senior Secured Revolving Credit Facility") providing for an aggregate of $350 million of revolving borrowing and letter of credit capacity. The credit agreement governing the Senior Secured Revolving Credit Facility restricts our ability and the ability of some of our subsidiaries to, among other things:

     o   incur or guarantee additional indebtedness;

     o   declare or pay dividends on, redeem or repurchase capital stock;

     o restrict the payment of dividends or other distributions or the ability to transfer assets or make loans between us and some of our subsidiaries;

     o   make investments;

     o   incur or permit to exist liens;

     o   enter into transactions with affiliates;

     o   make material changes in the nature or conduct of our business;

     o merge or consolidate with, acquire substantially all of the stock or assets of other companies;

     o   transfer, sell assets; and

     o   engage in sale-leaseback transactions.

     The Senior Secured Revolving Credit Facility also contains other covenants that are typical for credit facilities of this size, type and tenor, such as requirements that we meet specified financial ratios and financial condition tests. Our ability to make additional borrowings under the Senior Secured Revolving Credit Facility otherwise depends upon satisfaction of these covenants. Our ability to meet these covenants and requirements may be affected by events beyond our control.

     Our failure to comply with obligations under the Senior Secured Revolving Credit Facility could result in an event of default under the facility. A default, if not cured or waived, could permit acceleration of our indebtedness. We cannot be certain that we will be able to remedy any default. If our indebtedness is accelerated, we cannot be certain that we will have funds available to pay the accelerated indebtedness or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all.

WE ARE ENGAGED IN HIGHLY COMPETITIVE BUSINESSES AND MUST TYPICALLY BID AGAINST COMPETITORS TO OBTAIN ENGINEERING, CONSTRUCTION AND SERVICE CONTRACTS.

     We are engaged in highly competitive businesses in which customer contracts are typically awarded through competitive bidding processes. We compete with other general and specialty contractors, both foreign and domestic, including large international contractors and small local contractors. Some competitors have greater financial and other resources than we do that, in some instances, could give them a competitive advantage over us.

STRIKES, WORK STOPPAGES AND THE LIKE, AS WELL AS RESULTING INCREASES IN OPERATING COSTS WOULD HAVE A NEGATIVE IMPACT ON OUR OPERATIONS AND RESULTS.

     We are party to several regional collective bargaining agreements which expire between June 2001 and September 2006, and several project-specific collective bargaining agreements, each of which expires upon completion of the relevant project. Our inability to negotiate acceptable collective bargaining agreements with any of the unions could result in strikes, work stoppages or increased operating costs as a result of higher union wages or benefits. If the unionized workers engage in a strike or other work stoppage, or other employees become unionized, we could experience a significant disruption of our operations and ongoing higher labor costs, which could adversely affect our businesses, financial position or results of operations. See "Employees" in Part I of this report.

OUR SUCCESS DEPENDS ON ATTRACTING AND RETAINING QUALIFIED PERSONNEL IN A COMPETITIVE ENVIRONMENT.

     We are dependent upon our ability to attract and retain highly qualified managerial, technical and business development personnel. Competition for key personnel is intense. We cannot be certain that we will retain our key managerial, technical and business development personnel or that we will attract or assimilate key personnel in the future.

ECONOMIC DOWNTURNS AND REDUCTIONS IN GOVERNMENT FUNDING COULD HAVE A NEGATIVE IMPACT ON OUR BUSINESSES.

     Demand for the services offered by us has been, and is expected to continue to be, subject to significant fluctuations due to a variety of factors beyond our control, including economic conditions. During economic downturns, the ability of both private and governmental entities to make expenditures may decline significantly. We cannot be certain that economic or political conditions generally will be favorable or that there will not be significant fluctuations adversely affecting the industry as a whole or key markets targeted by us. In addition, our operations are in part dependent upon government funding. Significant changes in the level of government funding of these projects could have an unfavorable impact on our operating results.

OUR FIXED-PRICE CONTRACTS SUBJECT US TO THE RISK OF INCREASED PROJECT COST.

     Our fixed-price contracts involve risks relating to our inability to receive additional compensation in the event the costs of performing those contracts proves to be greater than anticipated. Our cost of performing the contracts may be greater than anticipated due to uncertainties inherent in estimating contract completion costs, contract modifications by customers resulting in claims, failure of subcontractors and joint venture partners to perform and other unforeseen events and conditions. Approximately 58% or $2,046.6 million of our backlog is fixed-price or fixed-unit-price contracts. Any one or more of these risks could result in reduced profits or increased losses on a particular contract or contracts.

THE U.S. GOVERNMENT CAN AUDIT AND DISALLOW CLAIMS FOR COMPENSATION UNDER OUR GOVERNMENT CONTRACTS, AND CAN TERMINATE THOSE CONTRACTS WITHOUT CAUSE.

     Government contracts, primarily with the U.S. Departments of Energy and Defense, are, and are expected to be, a significant part of our business. The U.S. government accounted for approximately 24% of our consolidated revenues in 2001. Allowable costs under government contracts are subject to audit by the U.S. government. To the extent that these audits result in determinations that costs claimed as reimbursable are not allowable costs or were not allocated in accordance with federal government regulations, we could be required to reimburse the U.S. government for amounts previously received. If we were to lose and not replace our revenues generated by one or more of the U.S. government contracts, our businesses, financial condition, results of operations and cash flows could be adversely affected.

     We have a number of contracts and subcontracts with agencies of the U.S. government, principally for environmental remediation and restoration work, which extend beyond one year and for which government funding has not yet been approved. We cannot be certain that funding will be approved. All contracts with agencies of the U.S. government and some commercial and foreign contracts are subject to unilateral termination at the option of the customer. In the event of a termination, we would not receive projected revenues or profits associated with the terminated portion of those contracts.

OUR BUSINESSES INVOLVE MANY PROJECT-RELATED AND CONTRACT-RELATED RISKS.

     Our businesses are subject to a variety of project-related risks, including changes in political and other circumstances, particularly since contracts for major projects are performed over extended periods of time. These risks include the failure of applicable governing authorities to take necessary actions, opposition by third parties to particular projects and the failure to obtain adequate financing for particular projects. Due to these factors, losses on a particular contract or contracts could occur, and we could experience significant changes in operating results on a quarterly or annual basis.

     We also may be adversely affected by various risks and hazards, including industrial accidents, labor disputes, geological conditions, environmental hazards, weather and other natural phenomena such as earthquakes and floods.

OUR INTERNATIONAL OPERATIONS INVOLVE SPECIAL RISKS.

     We pursue project opportunities internationally through foreign and domestic subsidiaries as well as through agreements with foreign joint venture partners. Our international operations accounted for 15.8% of our revenues in 2001. Our foreign operations are subject to special risks, including:

     o   unstable political, economic, financial and market conditions;

     o   potential incompatibility with foreign joint venture partners;

     o   foreign currency controls and fluctuations;

     o   trade restrictions;

     o   restrictions on repatriating foreign profits back to the United States;

     o   increases in taxes;

     o   civil disturbances; and

     o changes in labor conditions, labor strikes and difficulties in staffing and managing international operations.

     Events outside of our control may limit or disrupt operations, restrict the movement of funds, result in the deprivation of contract rights, increase foreign taxation or limit repatriation of earnings. In addition, in some cases, applicable law and joint venture or other agreements may provide that each joint venture partner is jointly and severally liable for all liabilities of the venture.

WE COULD BE SUBJECT TO LIABILITY UNDER ENVIRONMENTAL LAWS.

     We are subject to a variety of environmental laws and regulations governing, among other things, discharges to air and water, the handling, storage and disposal of hazardous or solid waste materials and the remediation of contamination associated with releases of hazardous substances. These laws and regulations and the risk of attendant litigation can cause significant delays to a project and add significantly to its cost. Violations of these environmental laws and regulations could subject us and our management to civil and criminal penalties and other liabilities. These laws and regulations may become more stringent, or be more stringently enforced, in the future.

     Various federal, state and local environmental laws and regulations, as well as common law, may impose liability for property damage and costs of investigation and cleanup of hazardous or toxic substances on property currently or previously owned by us or arising out of our waste management activities. These laws may impose responsibility and liability without regard to knowledge of or causation of the presence of the contaminants. The liability under these laws is joint and several. We have potential liabilities associated with our past waste management and contract mining activities and with our current and prior ownership of various properties. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Contingencies and Commitments."

OUR STOCKHOLDER RIGHTS PLAN, OUR ORGANIZATIONAL DOCUMENTS, SOME OF OUR AGREEMENTS AND PROVISIONS OF DELAWARE LAW COULD INHIBIT A CHANGE IN CONTROL.

     We are subject to various restrictions and other requirements that may have the effect of delaying, deterring or preventing a change in control of us, such as:

     o   our stockholder rights plan;

     o   provisions in our certificate of incorporation and bylaws;

     o some of our agreements, including the disbursing agreement that we entered into in connection with our emergence from bankruptcy; and

     o once it applies to us, Section 203 of the Delaware General Corporation law.

     On June 21, 2002, our board of directors approved a stockholder rights plan. Under this plan, each share of our common stock is accompanied by a right that entitles the holder of that share, upon the occurrence of specified events that may be intended to effect a change in control, to purchase either additional shares of our common stock or shares of an acquiring company's common stock at a price equal to one-half of the current market price of the relevant shares.

     A number of provisions in our certificate of incorporation and bylaws also may make a change in control more difficult, including, among others, provisions relating to a classified board of directors, removal of directors only for cause, the elimination of our stockholders' ability to fill vacancies on the board of directors and to call special meetings and supermajority stockholder amendments. In addition, our certificate of incorporation authorizes the issuance of up to 100 million shares of our common stock and 10 million shares of our preferred stock. Our board of directors has the power to determine the price and terms under which additional capital stock may be issued and to fix the terms of preferred stock. Existing shareholders will not have preemptive rights with respect to any of those shares.

     On the Effective Date, we issued 5,000,000 shares of our common stock to a disbursing agent for the benefit of unsecured creditors in our bankruptcy. As of June 19, 2002, an initial distribution of 461,505 shares of our common stock was made to various unsecured creditors. Pending the distribution of the remaining shares to the unsecured creditors, the disbursing agreement requires the disbursing agent to vote the shares held by the disbursing agent as recommended by our board of directors, unless the reorganization plan committee established in connection with our bankruptcy directs it to vote the shares in proportion to the votes cast and abstentions claimed by all other stockholders eligible to vote on the particular matter.

     Section 203 of the Delaware General Corporation Law, which generally limits the ability of major stockholders to engage in specified transactions with us that may be intended to effect a change in control, is not currently applicable to us. It will become applicable to us as soon as our common stock is listed on a national securities exchange or authorized for quotation on Nasdaq or we have more than 2,000 stockholders.

THE SIGNIFICANT DEMANDS ON OUR CASH RESOURCES COULD AFFECT OUR ABILITY TO ACHIEVE OUR BUSINESS PLAN.

     We have substantial demands on our cash resources in addition to operating expenses and interest expense, principally capital expenditures. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition and Liquidity."

     Our ability to fund working capital requirements will depend upon our future operating performance which, in turn, will be affected by prevailing economic conditions and financial, business and other factors, many of which are beyond our control. If we are unable to fund our businesses, we will be forced to adopt an alternative strategy that may include:

     o   reducing or delaying capital expenditures;

     o   limiting our growth;

     o   seeking additional debt financing or equity capital;

     o   selling assets; or

     o   restructuring or refinancing our indebtedness.

     We cannot assure you that any of these strategies could be effected on favorable terms or at all. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition and Liquidity."

THERE IS NO ORGANIZED TRADING MARKET FOR OUR COMMON STOCK.

     At present, our common stock is not eligible to be listed on a national stock exchange or quoted on a national quotation system. As a result, there is no organized trading market for our common stock. We intend to apply for the listing or quotation of our common stock on a national stock exchange or national quotation system as soon as possible after all of the relevant listing requirements are met. However, we can give no assurance that we will be successful in having our common stock listed on an exchange or quoted on a quotation system. In the event that we are unable to cause any of our common stock to be so listed or quoted, the liquidity of our common stock would be materially impaired and holders of our common stock may be forced to bear the economic risk of their investment for an indefinite period of time.

WE MAY BE SUBJECT TO ADDITIONAL RISKS ASSOCIATED WITH OUR RECENT EMERGENCE FROM BANKRUPTCY.

     Our recent emergence from bankruptcy does not assure our continued success, and the effect, if any, which the bankruptcy may have on our future operations cannot be accurately predicted or quantified. We are engaged in highly competitive businesses in which customer contracts are typically awarded through competitive bidding processes, and winning new work and new customers is vital to our success. In addition, on some projects, particularly those of significant size and requiring specialized technology or know-how, we partner with other companies, both to increase our opportunity to win the contract and to manage development and execution risk. For some projects, if we cannot find a suitable partner on satisfactory terms, we will not be able to pursue the project on our own. The adverse publicity of our recent bankruptcy could impair our ability to attract new customers, win new work from existing customers and establish partnerships and joint ventures with other companies on favorable terms. Any of these circumstances would adversely affect our ability to compete and could have a material adverse effect on our businesses, financial condition, results of operations and cash flows.

WE MAY BE UNABLE TO OBTAIN ADEQUATE BONDING TO BID ON NEW WORK.

     In line with industry practice, we are often required to provide performance and surety bonds to customers under fixed-price contracts. These bonds indemnify the customer should we fail to perform our obligations under the contract. If a bond is required for a particular project and we are unable to obtain an appropriate bond, we cannot pursue that project. We have an existing bonding facility with an aggregate capacity of $500 million, but the issuance of bonds under that facility is at the surety's sole discretion. Moreover, due to events that affect the insurance and bonding markets generally, bonding may be more difficult to obtain in the future or may only be available at significant additional cost. There can be no assurance that bonds will continue to be available on reasonable terms. Our inability to obtain adequate bonding and, as a result, to bid on new work could have a material adverse effect on our businesses, financial condition, results of operations and cash flows.

ITEM 2. PROPERTIES

     We do not own significant real property for operations other than certain land and improvements in Highland and Petaluma, California and Cheswick, Pennsylvania. Our principal administrative office facilities located in Boise, Idaho, Cleveland, Ohio, Aiken, South Carolina, Denver, Colorado and Princeton, New Jersey, are leased under long-term, noncancelable leases expiring in 2003, 2010, 2011, 2005 and 2013, respectively. At November 30, 2001, we owned more than 7,300 units of heavy and light mobile construction, environmental remediation and contract mining equipment. We consider our construction, environmental remediation and mining equipment and leased administrative and engineering facilities to be well maintained and suitable for our current operations.

     As of November 30, 2001, our principal facilities were as follows:

-----------------------------------------------------------------------------------------------------------------------
PROPERTY LOCATION          FACILITY SQ. FT.     OWNED/LEASED             SEGMENT*                     USAGE
-----------------------------------------------------------------------------------------------------------------------
Aiken, SC                       31,800             Leased                    2              Operating unit headquarters/
                                                                                                     engineering
Albuquerque, NM                 34,800             Leased                    2                         Office
Anniston, AL                    11,964             Leased                    2                         Office
Bellevue, WA                    16,991             Leased                   1,3                      Area Office
Birmingham, AL                 140,635             Leased                   1,3                    Regional Office
Boise, ID                       50,511             Leased                    6                Records/retention center
Boise, ID                      214,709             Leased                1,2,3,4,6            Corporate/operating unit
                                                                                                    headquarters
Boothwyn, PA                    14,400             Leased                    5                         Office
Cambridge, MA                   84,856             Leased                1,2,3,4,5          Operating unit headquarters/
                                                                                            regional offices/engineering
Carlsbad, NM                   170,900             Leased                    2         Office/warehouse/container fabrication
Cheswick, PA                   594,075              Owned                    2                Office/manufacturing site
Cleveland, OH                   89,000             Leased                   1               Operating unit headquarters/
                                                                                                     engineering
Columbia, MD                     8,184             Leased                    2                   Office/engineering
Downers Grove, IL               18,888             Leased                    1                   Office/engineering
East Weymouth, MA               19,350             Leased                    5             Office/manufacturing/warehouse
Englewood, CO                   46,918             Closed                  1,2,4                 Office/engineering
Englewood, CO                   14,534             Leased                    4                     Regional office
Englewood, CO                  162,168             Leased                   2,5                    Regional office
Ewa, HI                        215,099             Leased                    3                          Land
Fresno, CA                     217,800             Leased                    3                      Storage yard


-----------------------------------------------------------------------------------------------------------------------
PROPERTY LOCATION          FACILITY SQ. FT.     OWNED/LEASED             SEGMENT*                     USAGE
-----------------------------------------------------------------------------------------------------------------------
Gadsen, AL                      17,000             Leased                    2                        Warehouse
Hato Rey, Puerto Rico           16,100             Leased                    1                   Office/engineering
Highland, CA                    17,400              Owned                    3             Regional office/equipment yard
Houston, TX                     44,108             Leased                   1,3                   Office, warehouse
Irvine, CA                      17,533             Leased                   1,3                Area office/engineering
Jersey City, NJ                 12,500             Leased                    4                         Office
Joliet, IL                      43,560             Leased                    3                      Storage yard
Las Vegas, NV                  304,920             Leased                    3                      Storage yards
Littleton, CO                   72,905             Leased                   2,3              Regional office/engineering
New Malden, England              8,000             Leased                    1                   Offices/engineering
New York, NY                    28,331             Leased                   3,4                      Area office
Perris, CA                     413,820             Leased                    3           Office/precast concrete fabrication
Petaluma, CA                    43,800              Owned                    3           Office/precast concrete fabrication
Pine Bluff, AR                 146,052             Leased                    2                        Warehouse
Ploiesti, Romania               48,437             Leased                    5                   Engineering Office
Port Said, Egypt                23,680             Leased                    3                        Warehouse
Princeton, NJ                  358,791             Leased                 1,2,3,4           Operating unit headquarters/
                                                                                            regional offices/engineering
San Francisco, CA                5,397             Leased                  1,2,3             Regional office/engineering
San Ramon, CA                   13,056             Leased                    3                     Regional office
St. Louis, MO                   17,740             Leased                    1               Regional office/engineering
Troy, MI                         4,937             Leased                    1               Regional office/engineering
Warrington, England             51,836             Leased                    1                         Office
Washington, DC                  20,824             Leased                  2,3,6                       Office
West Valley, NY                 41,329             Leased                    2                         Office
-------------------------------------------------------------------------------------------------------------------------

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

     We submitted no matters to a vote of our stockholders during the fourth quarter of 2001.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS

MARKET INFORMATION

     Prior to May 14, 2001, our common stock traded on the New York Stock Exchange under the ticker symbol "WNG." On May 14, 2001, the New York Stock Exchange suspended trading of our common stock and on July 6, 2001, our common stock was delisted by the New York Stock Exchange. Upon such delisting, our common stock traded in the over-the-counter market, as reported by the Pink Sheets(R) quotation service, under the ticker symbol "WNGXQ." At the close of business on November 30, 2001, we had 52,468,900 shares of common stock issued and outstanding.

     The following table sets forth the high and low prices per share of our common stock for each quarterly period within 2000 and 2001:

-----------------------------------------------------------------------------------------------------------------------
COMMON STOCK MARKET PRICE (1)
-----------------------------------------------------------------------------------------------------------------------
2001 QUARTERS ENDED                               MARCH 2         JUNE 1(2)        AUGUST 31(3)        NOVEMBER 30(3)
-----------------------------------------------------------------------------------------------------------------------
High                                              $12.30            $2.79               $.40            $.25
Low                                                 1.37              .91                .06             .03
-----------------------------------------------------------------------------------------------------------------------
2000 QUARTERS ENDED                               MARCH 3         JUNE 2           SEPTEMBER 1         DECEMBER 1
-----------------------------------------------------------------------------------------------------------------------
High                                               $8.81            $9.69             $12.06           $12.19
Low                                                 6.25             6.44               6.69             8.25
-----------------------------------------------------------------------------------------------------------------------

----------------------
(1) Unless otherwise indicated, all prices are the New York Stock Exchange composite high and low sales prices per share of our common stock.
(2) The high price is the New York Stock Exchange composite high sales price per share of our common stock, and the low price is the low over-the-counter closing bid price per share of our common stock, as reported buy the Pink Sheets(R) quotation service.
(3) The high and low prices are the high and low over-the-counter closing bid prices per share of our common stock, as reported by the Pink Sheets(R) quotation service. The over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

HOLDERS

     The number of record holders of our voting common stock at November 30, 2001 was approximately 1,321. This number does not include beneficial owners of our common stock held in the name of a nominee.

DIVIDENDS

     We have not paid a cash dividend since the first quarter of fiscal 1994. Our credit facilities place restrictions on dividend payments. For a more detailed discussion, see Note 8, "Credit Facilities" of the Notes to Consolidated Financial Statements in Item 8 of this report.

RECENT SALES OF UNREGISTERED EQUITY SECURITIES

     We did not sell any unregistered equity securities during 2001.

ITEM 6. SELECTED FINANCIAL DATA
(IN MILLIONS, EXCEPT PER SHARE DATA)

-----------------------------------------------------------------------------------------------------------------------
OPERATIONS SUMMARY                                      2001          2000(a)        1999(b)          1998        1997
--------------------------------------------------------------------------------------------------------------------------
Total revenue                                         $4,059.5       $3,103.9       $2,304.4        $1,907.9     $1,687.0
Gross profit (loss)                                      115.6          (81.6)(c)      124.1           101.0         96.5
Operating income (loss)                                   18.3       (1,351.5)          85.5            73.2         70.0
Net income (loss)                                        (85.0)        (859.4)          48.3            37.6         32.0
Income (loss) per common share--basic                    (1.62)        (16.41)           .92             .70          .59
Shares used to compute basic income per
   common share                                           52.5           52.4           52.7            53.9         54.0
--------------------------------------------------------------------------------------------------------------------------
FINANCIAL POSITION SUMMARY
--------------------------------------------------------------------------------------------------------------------------
Current assets                                        $1,203.0       $1,581.3      $   595.7        $  534.2    $   495.1
Total assets                                           2,140.4        2,656.0        1,267.0           904.0        861.2
Current liabilities                                      627.1        1,969.6          437.9           398.4        387.2
Liabilities subject to compromise                      1,928.2             --             --              --           --
Long-term debt                                              --          692.9          100.0              --           --
Minority interests                                        76.5           79.7          103.1            20.6          3.6
Redeemable preferred stock                                  --             --             --              --         18.0
Stockholders' equity (deficit)                          (551.5)        (464.9)         403.1           370.9        343.1
--------------------------------------------------------------------------------------------------------------------------

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

(c) Gross profit (loss) during the year ended December 1, 2000 includes the impact of adjustments of $141.0 million to the preliminary allocation of the RE&C purchase price to the net assets acquired for items that we believe were additional misstatements, based on additional information we obtained, but that were not included in the arbitration claim, including adjustments to estimates at completion on contracts and increases in self-insurance reserves. See Note 3, "Acquisitions - Acquisition of Raytheon Engineers & Constructors" of the Notes to Consolidated Financial Statements in Item 8 of this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

CONSOLIDATED OPERATIONS

--------------------------------------------------------------------------------------------------------------------------
                                            QUARTER ENDED                                   YEAR ENDED
                                   ------------------------------         ------------------------------------------------
                                   NOVEMBER 30,       DECEMBER 1,         NOVEMBER 30,      DECEMBER 1,        DECEMBER 3,
(IN MILLIONS)                          2001              2000                 2001             2000               1999
--------------------------------------------------------------------------------------------------------------------------
Total revenue                       $1,099.0          $1,033.5              $4,059.5         $3,103.9           $2,304.4
--------------------------------------------------------------------------------------------------------------------------
Cost of revenue                     (1,072.7)         (1,084.5)             (3,943.9)        (3,044.5)          (2,180.3)
Changes to estimates on
   acquired contracts                     --            (141.0)                   --           (141.0)               --
--------------------------------------------------------------------------------------------------------------------------
Total cost of revenue               (1,072.7)         (1,225.5)             (3,943.9)        (3,185.5)          (2,180.3)
--------------------------------------------------------------------------------------------------------------------------
Gross profit (loss)                     26.3            (192.0)                115.6            (81.6)             124.1
General and administrative
   expenses                            (13.1)            (13.5)                (56.9)           (37.8)             (26.0)
Goodwill amortization                   (3.6)             (3.6)                (14.6)           (25.2)             (12.6)
Integration and merger costs            (1.2)             (5.2)                (18.8)           (15.3)                --
Impairment of arbitration claim           --            (444.1)                   --           (444.1)                --
Impairment of acquired assets             --            (747.5)                   --           (747.5)                --
Restructuring costs                     (7.0)               --                  (7.0)              --                 --
Investment income                         .8               5.1                   9.2             10.9                3.4
Interest expense                        (9.7)            (20.7)                (56.8)           (38.4)              (7.6)
Other income (expense), net             (4.0)             (6.6)                (10.5)            (5.3)               9.7
Reorganization items                   (34.9)               --                 (56.5)              --                 --
Income tax (expense) benefit            12.9             551.6                  26.8            534.3              (33.9)
Minority interests                      (6.6)             (2.9)                (15.5)            (9.4)              (8.8)
--------------------------------------------------------------------------------------------------------------------------
Net income (loss)                   $  (40.1)         $ (879.4)             $  (85.0)        $ (859.4)          $   48.3
==========================================================================================================================

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

     WGI is a global engineering and construction company serving clients through five operating units: Power, Infrastructure & Mining, Industrial/Process, Government and Petroleum & Chemicals. See "Business --Operating Units" in Item 1 of this report for a thorough description of the segments.

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

     During 2001, numerous factors impacted our results of operations, but the largest factor was our dispute with the Sellers surrounding the RE&C acquisition that led to our bankruptcy filing on May 14, 2001. See Note 4, "Reorganization Case and Fresh-start Reporting" of the Notes to Consolidated Financial Statements in Item 8 of this report. The bankruptcy adversely impacted our ability to win new contracts. However, it also enabled us to relieve ourselves of significant liabilities in the form of debt, warranty obligations, lease obligations, and obligations on contracts acquired from the Sellers.

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

     There are three unique aspects of our approach to new work bookings and backlog:

    o GOVERNMENT CONTRACTS--Most of our government contracts cover several years. However, they are subject to annual appropriations by Congress. To account for the risk that future amounts may not be appropriated, we only include the most immediate two years of forecast revenue in our backlog. Therefore, as time passes and appropriations occur, additional new work bookings are recorded on existing government contracts.

    o MINING CONTRACTS--Mining contracts are entered into for varying periods of time up to the life of the resource. For new work bookings and backlog purposes, we limit the amount recorded to five years. Similarly to government contracts, as time passes, we recognize additional new work bookings as commitments for that future work are firmed up.

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

     REVENUE RECOGNITION is generally measured on the "percentage-of-completion" method for construction-type contracts, on the "units performed" method for fixed-unit-price contracts, and as work is performed and award and other fees are earned for cost-type and operation and maintenance type contracts. There are various means of determining revenue under the percentage-of-completion method. Most of our fixed-price contracts use a cost-to-cost approach, where revenue is earned in proportion to costs incurred divided by total expected costs to be incurred. However, if a project includes significant materials or equipment costs, we require that the percentage-of-completion method be based on labor hours, labor dollars or some other appropriate approximation of physical completion rather than on a strict percentage of costs incurred. Also, we generally do not recognize any profit on fixed-price contracts until the project is at least 20% complete.

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

     o JOINT VENTURES--Much of our work on large construction projects is performed through joint ventures with one or more partners. The accounting treatment depends on our ownership percentage of the joint venture. For those where our ownership exceeds 50% or we control the joint venture by contract terms or other means, the assets, liabilities and results of operations of the joint venture are fully consolidated in our financial statements and the minority interests of third parties are separately deducted in our financial statements. For those where the ownership is 50% or less, we report our pro rata portion of revenue and costs but the balance sheet reflects only our net percentage investment in the project.

      o PARTIALLY-OWNED SUBSIDIARY COMPANIES--Again, the accounting treatment depends on our ownership percentage of the subsidiary company. For those where the ownership exceeds 50%, the assets, liabilities and results of operations of the subsidiary company are fully consolidated in our financial statements and the minority interests of third parties are separately deducted in our financial statements. However, where the ownership is 50% or less, we reflect our proportion of the net income in the results of operations as equity in earnings of mining ventures and our investment on the balance sheet as our net percentage investment in the subsidiary company.

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

     ESTIMATED COSTS TO COMPLETE LONG-TERM CONTRACTS is comprised of provisions for losses on contracts, reclamation reserves on mining contracts and reserves for punch-list costs, demobilization and warranty costs on contracts that have achieved substantial completion and reserves for audit and contract closing adjustments on U.S. government contracts.

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

     PENSION AND POST-RETIREMENT BENEFIT PLANS include certain plans for which we assumed sponsorship through the Westinghouse Businesses acquisition, including contributory defined benefit pension plans that cover employees of WGSG. We make actuarially computed contributions as necessary to adequately fund benefits for these plans. We are also the sponsors of an unfunded plan to provide health care benefits for employees of WGSG who retired before July 1, 1993, including their surviving spouses and dependent children. We also provide benefits under company-sponsored retiree health care and life insurance plans for substantially all employees of WGSG. We also provide benefits under company-sponsored retiree health care to approximately 260 retired employees and provide a life insurance plan for substantially all retirees of RE&C. The retiree health care plans require retiree contributions and contain other cost sharing features. The retiree life insurance plan provides basic coverage on a noncontributory basis.

2001 COMPARED TO 2000

REVENUE AND GROSS PROFIT

     Revenue for the year ended November 30, 2001 increased 31% from the year ended December 1, 2000 to $4,059.5. The increase was due to the inclusion of a full year's revenue of RE&C operations compared to five months in 2000.

     Cost of revenue for the year ended December 1, 2000 includes $141 million in charges for items related to the acquisition of RE&C that were identified subsequent to the initial purchase price allocation based on additional information we obtained, but that were not included in the arbitration claim. See Note 3, "Acquisitions - Acquisition of Raytheon Engineers & Constructors," of the Notes to Consolidated Financial Statements in Item 8 of this report. These amounts are comprised of the following:

-----------------------------------------------------------------------------------------------------------------------
IN MILLIONS
-----------------------------------------------------------------------------------------------------------------------
Adjustments to estimates at completion on performance contracts                                               $113.3
Adjustments to self-insurance reserves                                                                          21.1
Other                                                                                                            6.6
-----------------------------------------------------------------------------------------------------------------------
Total adjustments                                                                                             $141.0
=======================================================================================================================

     Exclusive of the $141.0 million in charges discussed above, gross profit increased $56.2 million from $59.4 million in 2000 to $115.6 million in 2001. The increase was attributable to the recognition of normal profit on contracts from the RE&C acquisition of $87.2 million in 2001 compared to $50.2 million in 2000 as a result of a full year of revenue on projects to which the normal profit relates. The recognition of normal profit has no impact on our cash flows. In addition, gross profit for 2000 included a $20.3 million provision related to the Summitville environmental matter. Operating unit overhead included in cost of revenue increased 19.5% from 2001 compared to 2000 due to the inclusion of a full year of indirect costs associated with the RE&C business in 2001 compared to five months of comparable indirect costs in 2000. Operating unit overhead was initially structured to support a $5 billion revenue organization envisioned at the time of the RE&C acquisition. During the last half of 2001, steps were taken to reduce operating overhead to support lower expected future revenue. Our gross profit (loss) as a percent of revenue was 2.4% and 2.8% for the quarter and year ended November 30, 2001, respectively, and (18.6)% and (2.6)% for the comparable periods of 2000.

     Our gross margins often vary between periods due to inherent risks and rewards on fixed-price contracts causing unexpected gains and losses on contracts. Gross margins may also vary between periods due to changes in the mix and timing of contracts executed by us, which contain various risk and profit profiles and are subject to uncertainties inherent in the estimation process.

     At November 30, 2001, backlog of $3,547.5 million was comprised of $1,500.9 million (42%) of revenue from cost-type contracts and $2,046.6 million (58%) of revenue from fixed-price and fixed-unit-price contracts and our share of revenue from mining ventures. During 2001, we reversed previously recorded backlog of $1,020.6 million. This reversal was principally due to the suspension of work in two large construction projects located in Massachusetts that were part of the RE&C acquisition. See Note 3, "Acquisitions - Acquisition of Raytheon Engineers & Constructors" of the Notes to Consolidated Financial Statements in Item 8 of this report.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses for the quarter and year ended November 30, 2001 increased $.4 million and $19.1 million compared to 2000. The increase relates to a full year of general and administrative costs associated with the acquisition of RE&C. Certain actions taken during 2001 should reduce general and administrative expenses in 2002 by $12 to $16 million.

GOODWILL AMORTIZATION

     For the year ended November 30, 2001, goodwill amortization decreased $10.6 million as compared to 2000, to $14.6 million. The decrease in goodwill was principally due to the impairment, in the fourth quarter of 2000, of goodwill related to the acquisition of RE&C.

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 BUSINESS COMBINATIONS and No. 142 GOODWILL AND OTHER INTANGIBLE ASSETS. These statements will be effective for our fiscal year 2002. Under the new rules, goodwill will no longer be amortized, but will be subject to annual impairment tests.

INTEGRATION AND MERGER COSTS

     As a result of the acquisition of RE&C on July 7, 2000, we incurred significant costs associated with the integration and merger of the two companies. For the quarter and year ended November 30, 2001, those costs were $1.2 million and $18.8 million, respectively, versus $5.2 million and $15.3 million for the comparable periods in 2000. In 2001 and 2000, the costs were primarily incurred for accounting, legal and financial advisory fees.

IMPAIRMENT OF ACQUIRED ASSETS

     During the fourth quarter of 2000, we recognized asset impairment losses of $444.1 million and $747.5 million for our inability to collect our purchase price adjustment from the Sellers and for impairment of goodwill and other assets acquired as a part of the RE&C transaction, respectively. There were no such charges in 2001.

RESTRUCTURING COSTS

     During the fourth quarter of 2001, we initiated restructuring actions to improve operational effectiveness and efficiency and reduce expenses worldwide relative to employment levels and excess facilities resulting from the proposed plan of reorganization during the pendency of our bankruptcy. Restructuring costs for the year include a pre-tax charge for termination benefits of $2.4 million for employees notified as of November 30, 2001, an impairment charge of $4.1 million for nonrecoverable asset values and enhanced pension benefits of $.5 million. The severance costs represent expected reductions in work force for 687 employees representing management, professional, administrative and operational overhead. Actual reductions in work force are 538 through November 30, 2001. In December 2001 and during the quarter ended March 29, 2002, additional restructuring charges were accrued of $6.6 million for 657 additional employee terminations and facility closure costs of $19.7 million.

INVESTMENT INCOME

     Investment income for the quarter and year ended November 30, 2001 decreased $4.3 million and $1.7 million, respectively, from the comparable periods in 2000 due to a significant decrease in cash balances.

INTEREST EXPENSE

     Interest expense includes three components: amortization of fees associated with our lines of credit, fees on letters of credit, and interest expense. Interest expense for the quarter ended November 30, 2001 decreased $11.0 million over the comparable period of 2000 due to a cessation of accrual of interest expense at the date of our bankruptcy filing. Had we continued to accrue interest expense, we would have recognized an additional $20.9 million and $48.2 million during the quarter and year ended November 30, 2001, respectively. Had we recognized all contractual interest expense during 2001, interest expense would have exceeded amounts recognized during 2000 due to the impact of a full year of interest expense and fees on the debt and credit line fees related to the acquisition of RE&C.

OTHER INCOME (EXPENSE), NET

     Other income (expense) was $(4.0) million and $(10.5) million, respectively, for the quarter and year ended November 30, 2001 compared to $(6.6) million for the quarter and $(5.3) million, respectively, for the comparable period in 2000. Other income (expense) for the fourth quarter of 2000 included $(6.2) million related to the MK Gold Corporation litigation settlement. Other income (expense) for the fourth quarter of 2001 included $(3.5) million for costs associated with our office destroyed in the World Trade Center terrorist attacks. See Note 13, "Contingencies and Commitments - Other" of the Notes to Consolidated Financial Statements in Item 8 of this report for a description of the MK Gold litigation settlement.

REORGANIZATION ITEMS

     As a result of bankruptcy, we incurred charges of $91.1 million associated with the process of filing a plan of reorganization, offset by a net gain from liquidation of insolvent foreign subsidiaries of $34.5 million. The costs incurred included accounting, legal and financial advisory fees of $54.7 million and charges for asset impairment of assets of rejected contracts of $36.4 million. See Note 4, "Reorganization and Fresh-start Reporting" of the Notes to Consolidated Financial Statements in Item 8 of this report.

INCOME TAX EXPENSE

     The effective tax rate for the quarter and year ended November 30, 2001 was 27.8% compared to 38.6% for the comparable periods of 2000. The primary reason for the decrease in the effective tax rate for 2001 was the impact of nondeductible expenses, mainly reorganization costs, reducing the tax deductible loss. This accounted for a 11.4% reduction in the effective tax rate.

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

MINORITY INTERESTS

     Minority interests in the income of consolidated subsidiaries for the quarter and year ended November 30, 2001 increased to $6.6 million and $15.5 million, respectively, compared to $2.9 million and $9.4 million for the comparable periods of 2000 due to increases in income from WGSG in 2001. Minority interests consist of the 40% minority interest of BNFL in the income of WGSG and a 35% minority interest in the income of Safe Sites of Colorado, LLC, a subsidiary of WGSG.

2000 COMPARED TO 1999

REVENUE AND GROSS PROFIT

     Revenue for the year ended December 1, 2000 increased 35% to $3,103.9 million compared to $2,304.4 million for the comparable period in 1999. The increase is due to the inclusion of the post-acquisition results of

RE&C, acquired on July 7, 2000, and a full-year of results the Westinghouse Businesses, acquired on March 22, 1999. Revenue for the quarter ended December 1, 2000 increased 53% or $358.7 million over the comparable period in 1999, also due to the consolidation of results of RE&C.

     Cost of revenue for the year ended December 1, 2000 includes $141 million in charges for items related to the acquisition of RE&C that were identified subsequent to the initial purchase price allocation based on additional information we obtained, but that were not included in the arbitration claim. See Note 3, "Acquisitions - Acquisition of Raytheon Engineers & Constructors," of the Notes to Consolidated Financial Statements in Item 8 of this report. These amounts are comprised of the following:

-----------------------------------------------------------------------------------------------------------------------
IN MILLIONS
-----------------------------------------------------------------------------------------------------------------------
Adjustments to estimates at completion on performance contracts                                               $113.3
Adjustments to self-insurance reserves                                                                          21.1
Other                                                                                                            6.6
-----------------------------------------------------------------------------------------------------------------------
Total adjustments                                                                                             $141.0
=======================================================================================================================

     Exclusive of the $141.0 million in charges discussed above, gross profit for the year ended December 1, 2000 decreased 52% to $59.4 million from the previous year primarily due to incremental losses of $47.3 million on five large fixed-price contracts acquired in the RE&C acquisition. These losses resulted from events that arose after the acquisition. In addition, our Infrastructure & Mining operating unit recognized approximately $12.1 million in losses on seven domestic projects and a $4.9 million loss on an international water distribution project. Our Government operating unit recognized a $10.2 million loss on an environmental remediation project. Lastly, a $20.3 million reserve was established for the settlement of the Summitville environmental matters. See
Note 13, "Contingencies and Commitments - Summitville environmental matters" of the Notes to Consolidated Financial Statements in Item 8 of this report. Our gross profit for the quarter and year ended December 1, 2000 included $25.7 and $50.2 million, respectively, for the recognition of normal profit on contracts related to the acquisition of RE&C. The recognition of normal profit had no impact on our cash flows. There was no normal profit in 1999.

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

     In connection with the acquisition of Old MK, we allocated the purchase price of Old MK to the assets and liabilities assumed, including preacquisition contingencies, on the basis of estimated fair values at September 11, 1996. During the fourth quarter of 2000, we reevaluated the likelihood of the future realization of the tax benefits of NOL carryforwards relating to Old MK and concluded, based on available evidence, including the utilization of NOL's upon emergence from bankruptcy in 2002, that it was more likely than not that the tax benefits previously reserved would be realized. This conclusion resulted in a $44.3 million increase in deferred tax assets and a corresponding decrease in recorded goodwill at December 1, 2000.

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

OPERATING UNIT RESULTS
(IN MILLIONS)

------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUE
YEAR ENDED                                            NOVEMBER 30, 2001        DECEMBER 1, 2000         DECEMBER 3, 1999
------------------------------------------------------------------------------------------------------------------------
Power                                                    $   839.4                $   480.7                $     49.2
Infrastructure & Mining                                    1,050.5                    811.0                     770.9
Industrial Process                                           776.4                    728.1                     598.8
Government                                                 1,180.6                    997.8                     887.3
Petroleum & Chemicals                                        218.4                     90.5                        -
Intersegment eliminations and other                           (5.8)                    (4.2)                     (1.8)
------------------------------------------------------------------------------------------------------------------------
Total revenue                                             $4,059.5                 $3,103.9                  $2,304.4
========================================================================================================================

     Operating income (loss) for the operating units was as follows:

------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME (LOSS)
YEAR ENDED                                            NOVEMBER 30, 2001        DECEMBER 1, 2000         DECEMBER 3, 1999
------------------------------------------------------------------------------------------------------------------------
Power                                                        $(8.3)             $     (49.2)                   $  2.1
Infrastructure & Mining                                       52.0                     17.0                      45.7
Industrial/Process                                           (15.1)                     (.7)                     11.4
Government                                                    83.8                    (46.1)                     53.5
Petroleum & Chemicals                                        (11.2)                   (19.1)                       -
Intersegment, impairments and other                          (26.1)                (1,215.5)                     (1.2)
General and administrative expenses                          (56.8)                   (37.9)                    (26.0)
------------------------------------------------------------------------------------------------------------------------
Total operating income (loss)                                $18.3                $(1,351.5)                   $ 85.5
========================================================================================================================

     For purposes of the following comparison, we have excluded the $141 million charge for changes to estimates at completion on acquired contracts, which has been discussed previously, from our 2000 operating unit income (loss) amounts.

------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME (LOSS)
YEAR ENDED                                            NOVEMBER 30, 2001        DECEMBER 1, 2000         DECEMBER 3, 1999
------------------------------------------------------------------------------------------------------------------------
Power                                                        $(8.3)            $        4.3                  $    2.1
Infrastructure & Mining                                       52.0                     20.6                      45.7
Industrial/Process                                           (15.1)                     6.4                      11.4
Government                                                    83.8                     17.2                      53.5
Petroleum & Chemicals                                        (11.2)                    (5.6)                       -
Changes to estimates at completion on
   acquired contracts                                           -                    (141.0)                       -
Intersegment, impairments and other                          (26.1)                (1,215.5)                     (1.2)
General and administrative expenses                          (56.8)                   (37.9)                    (26.0)
------------------------------------------------------------------------------------------------------------------------
Total operating income (loss)                                $18.3                $(1,351.5)                  $  85.5
========================================================================================================================

2001 COMPARED TO 2000

POWER

     Revenue for 2001 was $839.4 million, an increase of 74.6% compared to 2000 due principally to a full year of revenues from the acquisition of RE&C. Approximately $437.1 million of revenue is related to four projects acquired from the Sellers which were originally fixed-price contracts, but which were converted during 2001 to cost-reimbursable contracts. The Sellers remain responsible for the performance of the contracts and as such continues to fund the construction of the projects. We are retained on a cost-reimbursable basis and continue to provide construction management services on the projects.

     Operating income (loss) for 2001 was a loss of $8.3 million compared to income of $4.3 million in 2000. Operating income included recognition of normal profit of $26.4 million in 2001 compared to $21.3 million in 2000. However, upon conversion of the four projects referred to above to cost-reimbursable contracts, the recognition of normal profit was eliminated and the related reserve reclassified to accrued liabilities until the settlement with the Sellers. Only fee income was recognized for the balance of the year. Normal profit on these fixed-price contracts was substantially higher than fees earned on the cost-reimbursable contracts. During 2001, the Power operating unit recognized losses of $11.4 related to the completion of a significant international project which came with the RE&C acquisition and recognized cost overruns of $9.0 on a domestic nuclear facility. In 2000, the operating unit recognized losses of $24.3 million related to the completion and start-up of two power generation projects, one in the United States and one in the United Kingdom. Also, operating unit overhead was $11.9 higher in 2001 than in 2000 reflecting the inclusion of a full year of expenses for the acquired RE&C businesses. However, during the year, the level of these expenses was reduced and the overhead costs for 2002 will be lower.

     New work booked for 2001 was $571.2 million compared to $251.0 million in 2000. Backlog at November 30, 2001 was $472.6 million, a decrease of $1,069.2 compared to December 1, 2000. During the first quarter of 2001, we reversed previously recorded backlog of $801 million due to suspension of work on two large construction projects in Massachusetts that were part of the RE&C acquisition. See Note 3, "Acquisitions - Acquisition of Raytheon Engineers & Constructors" of the Notes to Consolidated Financial Statements in Item 8 of this report.

INFRASTRUCTURE & MINING

     During the third quarter of 2001, we completed the acquisition of an additional 17% of MIBRAG mbH for approximately $17.5 million, increasing its ownership to 50%. We financed the acquisition through dividends from MIBRAG mbH.

     Revenue for 2001 was $1,050.5 million, an increase of $239.5 million compared to 2000 due principally to the acquisition of RE&C, in particular a large hydroelectric dam in the Philippines and a large rail project in New Jersey.

     Operating income for 2001 increased $31.4 million to $52.0 million compared to 2000. Operating profit for 2001 included recognition of normal profit of $42.2 million, primarily on the hydroelectric dam and light rail projects referred to above, compared to $15.3 million during 2000. Operating income for 2000 included a $20.3 million provision to settle the Summitville environmental matter. See Note 13, "Contingencies and Commitments - Summitville environmental matters" of the Notes to Consolidated Financial Statements in Item 8 of this report. Both years' operating income were impacted by the recognition of losses on fixed-price contracts totaling $17.0 million in 2000 and $25.0 million in 2001.

     New work booked for 2001 was $602.3 million compared to $1,249.3 million in 2000. Backlog at November 30, 2001 was $1,360.6 million, a decrease of $486.4 million compared to December 1, 2000.

INDUSTRIAL/PROCESS

     Revenue for 2001 was $776.4 million, an increase of $48.3 million compared to 2000. Revenue increased as a result of a full year of activity from the acquisition of RE&C and the addition of a large telecom project.

     Operating income (loss) for 2001 was a loss of $15.1 million compared to income of $6.4 million in 2000 due to excess personnel costs as new work declined during the year, provisions related to uncollectable receivables on certain contracts, restructuring charges incurred to adjust the size of the operating unit to reflect lower levels of activity expected in 2002 and higher overhead costs reflecting a full year of activity from the acquisition of RE&C.

     New work booked for 2001 was $741.5 million compared to $723.9 million in 2000. Backlog at November 30, 2001 was $405.0 million, a decrease of $126.5 million compared to December 1, 2000.

GOVERNMENT

     Revenue for 2001 was $1,180.6 million, an increase of $182.8 million compared to 2000 due principally to a full year of activity from the acquisition of RE&C.

     Operating income for 2001 was $83.8 million, an increase of $66.6 million compared to 2000 due principally to: (i) increased earnings and higher award fees on certain projects and (ii) reductions in the cost estimates of two large projects as a result of conversion from fixed-price to cost-reimbursable. The same project recorded significant cost overruns during 2000. Our operating income was increased $10.5 million and $9.1 million in 2001 and 2000, respectively, by the recognition of normal profit related to certain fixed-price contracts from the acquisition of RE&C. The operating income rate for 2001 was 7.1% compared to 1.7% in 2000.

     New work booked for 2001 was $1,018.7 million compared to $405.2 million in 2000. Backlog at November 30, 2001 was $1,200.9 million, a decrease of $162.0 million compared to December 1, 2000.

PETROLEUM & CHEMICALS

     Revenue for 2001 was $218.4 million, an increase of $127.9 million compared to 2000, due principally to the incorporation in 2001 of a full year of results for RE&C, while 2000 only reflected results from the date of the acquisition of RE&C on July 7, 2000.

     Operating income for 2001 was a loss of $11.21 million compared to a loss of $5.6 million in 2000. Recognition of normal profit was $7.4 million in 2001 and $4.1 million in 2000. A large international project acquired as part of RE&C experienced significant completion and operational start-up issues and a provision of $9.1 million was recorded in 2001 to cover additional costs on the project.

     New work booked for 2001 was $40.4 million compared to $29.3 million in 2000. Backlog at November 30, 2001 was $108.4 million, a decrease of $267.9 million compared to December 1, 2000. Of the decrease, $89.8 million was attributable to a reduction of backlog caused by the bankruptcy of our subsidiary in The Hague. See Note 4, "Reorganization Case and Fresh-start Reporting - Washington International B.V." of the Notes to Consolidated Financial Statements in Item 8 of this report.

INTERSEGMENT, IMPAIRMENT AND OTHER

   Intersegment, impairment and other for 2001 consisted primarily of integration and merger costs of $18.9 million and corporate restructuring charges of $3.7 million. For 2000, this amount consisted principally of the impairment of arbitration claim ($444.1 million), the impairment of acquired assets ($747.5 million), integration and merger costs ($15.2 million) and amortization of goodwill associated with the acquisition of Old MK ($10.1 million).

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

     Operating income for 2000 was $20.6 million, a decrease of $25.1 million compared to 1999 due principally to the recognition of $12.1 million of losses related to cost overruns on domestic infrastructure and heavy civil projects, a $4.9 million loss from an international project and $20.3 million to establish a reserve related to the Summitville environmental matters. See Note 13, "Contingencies and Commitments - Summitville environmental matters" of the Notes to Consolidated Financial Statements in Item 8 of this report. Operating income in 2000 included approximately $15.3 million of normal profit related to certain fixed-price contracts from the acquisition of RE&C on July 7, 2000. There was no normal profit in 1999. The operating income rate for 2000 was 2.5% compared to 5.9% in 1999.

     New work booked for 2000 was $1,249.3 million compared to $898.6 million in 1999. Backlog at December 1, 2000 was $1,847.0 million, an increase of $835.3 million, including $396.6 million of backlog acquired in the RE&C acquisition, compared to December 3, 1999.

INDUSTRIAL/PROCESS

     Revenue for 2000 was $728.1 million, an increase of $129.35 million compared to 1999 due principally to the acquisition of RE&C.

     Operating income for 2000 was $6.4 million, a decrease of $5.0 million compared to 1999. The decrease was caused primarily by write-offs of acquired accounts receivable and increased insurance costs. Operating income in 2000 was increased $.4 million by the recognition of normal profit related to certain fixed-price contracts from the acquisition of RE&C on July 7, 2000. There was no normal profit in 1999. The operating income rate for 2000 was ..8% compared to 1.9% in 1999.

     New work booked for 2000 was $723.9 million compared to $562.7 million in 1999. Backlog at December 1, 2000 was $531.5 million, an increase of $94.4 million, including $98.6 million of backlog acquired in the RE&C acquisition, compared to December 3, 1999.

GOVERNMENT

     Revenue for 2000 was $997.8 million, an increase of $110.5 million compared to 1999 due principally to the inclusion of a full year of Westinghouse operations and the acquisition of RE&C.

     Operating income for 2000 was $17.2 million, a decrease of $36.3 million compared to 1999 due principally to the recognition of cost overruns on a large fixed-price contract acquired in the RE&C acquisition for a private sector client and on a large environmental remediation project. Most of the overruns were ultimately resolved favorably during 2001 through contract renegotiation, resulting in additional profit recognition. Operating income in 2000 included $9.1 million of normal profit related to certain fixed-price contracts from the acquisition of RE&C on July 7, 2000. There was no normal profit in 1999. The operating income rate for 2000 was $1.7% compared to 6.0% in 1999.

     New work booked for 2000 was $405.2 million compared to $701.2 million in 1999. Backlog at December 1, 2000 was $1,362.9 million, an increase of $247.7 million, including $840.2 million of backlog acquired in the RE&C acquisition, compared to December 3, 1999.

PETROLEUM & CHEMICALS

     We had no revenue or operating income from this segment except that which we acquired in the purchase of RE&C. Revenue for 2000 was $90.5 million. Operating income (loss) for 2000 was $(5.6) million. Operating income in 2000 was negatively impacted by operating losses generated by one of our wholly-owned subsidiaries operating in The Hague, the Netherlands. Operating income in 2000 included $4.1 million of normal profit related to certain fixed-price contracts from the acquisition of RE&C on July 7, 2000. The operating income rate for 2000 was (6.2)%.

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

OPERATING UNIT NEW WORK

     New work for each operating unit is presented below:

--------------------------------------------------------------------------------------------------------------------------
(IN MILLIONS)
YEAR ENDED                                            NOVEMBER 30, 2001        DECEMBER 1, 2000         DECEMBER 3, 1999
--------------------------------------------------------------------------------------------------------------------------
Power                                                      $   571.2                  $   251.0                 $   164.9
Infrastructure & Mining                                        602.3                    1,249.3                     898.6
Industrial/Process                                             741.5                      723.9                     562.7
Government                                                   1,018.7                      405.2                     701.2
Petroleum & Chemicals                                           40.4                       29.3                       -
Other                                                           (5.8)                      (4.2)                     (1.7)
--------------------------------------------------------------------------------------------------------------------------
Total new work                                              $2,968.3                   $2,654.5                  $2,325.7
==========================================================================================================================

FINANCIAL CONDITION AND LIQUIDITY

--------------------------------------------------------------------------------------------------------------------------
LIQUIDITY AND CAPITAL RESOURCES
YEAR ENDED  (IN MILLIONS)                                                   NOVEMBER 30, 2001           DECEMBER 1, 2000
--------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents
   Beginning of period                                                            $393.4                      $  52.5
   End of period                                                                   128.3                        393.4
--------------------------------------------------------------------------------------------------------------------------
YEAR ENDED                                                                  NOVEMBER 30, 2001           DECEMBER 1, 2000
--------------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by:
   Operating activities                                                          $(234.1)                    $    1.4
   Investing activities                                                             10.8                       (179.0)
   Financing activities                                                            (41.8)                       518.5
--------------------------------------------------------------------------------------------------------------------------

     Cash and cash equivalents decreased $265 million from $393 million at December 1, 2000 to $128 million at November 30, 2001. During 2001, the primary reductions in cash were for working capital needs during the pendency of bankruptcy and fees to secure our DIP Facility. At November 30, 2001 and December 1, 2000, cash and cash equivalents included amounts totaling $57.7 million and $19.0 million, respectively, that was restricted for use on the normal operations of our consolidated construction joint ventures, by projects having contractual cash restrictions and our self-insurance programs. For more information on our financing activities, see the comments below and Note 8, "Credit Facilities" of the Notes to Consolidated Financial Statements in Item 8 of this report.

     We received authorization in January 1998 to repurchase, in open market transactions, block trades or otherwise, up to 2 million shares of outstanding common stock and up to 2.765 million of warrants to purchase common stock. As of June 1999, all 2 million shares of common stock had been repurchased. In July 1999, we received authorization to repurchase an additional 2 million shares of our outstanding common stock. As of November 30, 2001, we had not repurchased any shares under the new authorization.

     On March 19, 1999, we replaced our existing bank credit facility with new uncollateralized revolving credit facilities providing an aggregate borrowing capacity of $250 million in order to acquire the Westinghouse Businesses, to provide for general corporate purposes, to support working capital requirements and to support letters of credit and other potential acquisitions. On May 21, 1999, the new credit facilities were increased to $325 million consisting of a $195 million five-year facility, which provided for both revolving borrowings and the issuance of letters of credit, and a $130 million one-year facility, which provided for revolving borrowings. The one-year facility included terms permitting extensions in one-year increments by mutual agreement of the banks and us or converted, at our option, to a term loan having a maturity of one year after the then current expiration of such facility. The facilities' covenants required the maintenance of financial ratios, and placed limitations on guarantees, liens, investments, dividends and other matters. At December 3, 1999, $55 million and $45 million were outstanding on the one-year and five-year facilities, respectively.

     The facilities provided for interest on loans, payable at the conclusion of each interest commitment period not to exceed quarterly, at the applicable LIBOR rate or the base rate, as defined, plus an additional margin. The additional margin ranged from 1.25% to 2.00% for the LIBOR rate and .25% to 1.00% for the base rate, based on the ratio of earnings before interest, taxes, depreciation and amortization to our funded debt. The effective interest rate at December 3, 1999 was 6.98%. On March 19, 1999, we paid $3.7 million in underwriting fees to the banks and were required to pay quarterly commitment and letter of credit fees. Commitment fees were based on the unused portion of the facilities. Letter of credit fees were based on a percentage of the letter of credit amount.

     On July 7, 2000, in order to finance the acquisition of RE&C, refinance existing revolving credit facilities, fund working capital requirements and pay related fees and expenses, we (i) obtained the RE&C Financing Facilities providing for an aggregate of $1 billion of term loans and revolving borrowing capacity consisting of a $100 million Tranche A term loan facility, a $400 million Tranche B term loan facility and $500 million of revolving credit and (ii) issued and sold $300 million aggregate principal amount of Senior Unsecured Notes. On October 5, 2000, we terminated the Tranche A term loan facility to eliminate ongoing related commitment fees. See Note 8, "Credit Facilities - RE&C Financing Facilities and Senior Unsecured Notes" of the Notes to Consolidated Financial Statements in Item 8 of this report.

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

     We announced on March 2, 2001 that we faced severe near-term liquidity problems due to delays in resolving purchase price adjustments in connection with our acquisition of RE&C and due to substantial cost overruns and negative cash flows associated with certain RE&C projects acquired. We also announced that we were in default under certain covenants in our RE&C Financing Facilities and we were unable to secure performance bonds necessary to obtain certain new projects. We funded approximately $250 million of cash flow deficits (i.e., cash disbursements in excess of receipts) generated by RE&C projects between December 2, 2000 and May 14, 2001.

     We announced on March 8, 2001, that we had filed a fraud lawsuit against the Sellers and that we ceased activities on two RE&C contracts (the Mystic and Fore River power projects) with very large negative cash flows. The Sellers remained responsible for the performance of the contracts and as such continued to fund the construction of the projects. We were retained on a cost-reimbursable basis and continue to provide construction management and craft personnel to complete the projects.

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

DIP FACILITY

     On May 14, 2001, we filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code. See Note 4, "Reorganization Case and Fresh-start Reporting" of the Notes to Consolidated Financial Statements in
Item 8 of this report. On the same day, we entered into a Secured Super-Priority Debtor In Possession Revolving Credit Agreement (the "DIP Facility"), with some of our subsidiaries as guarantors, with a commitment of $195 million with the ability to increase the total commitment to $350 million. On June 5, 2001 the DIP Facility lenders approved an increase in the total commitment from $195 million to $220 million. The DIP Facility was to be used (i) to finance the costs of restructuring; and (ii) for ongoing working capital, general corporate purposes and letter of credit issuance. The borrowing rate under the DIP Facility was the prime rate, plus an additional margin of 4.0%. The effective interest rate was 11.0% as of May 2001. The DIP Facility carried other fees, including commitment fees and letter of credit fees, normal and customary for such credit agreements. The credit agreement under which the DIP Facility was made available contained affirmative and negative covenants, reporting covenants and specified events of default typical for a credit agreement governing credit facilities of the size, type and tenor of the DIP Facility. Among the covenants were those limiting our ability and the ability of some of our subsidiaries to incur debt or liens, provide guarantees, make investments and pay dividends. As of January 24, 2002, we had no outstanding debt and $32.8 million of outstanding letters of credit under the DIP Facility. As discussed below, the DIP Facility was replaced by exit financing facilities on January 25, 2002.

     During 2001, cash and cash equivalents declined by $265 million from $393 million to $128 million. The primary use of cash between December 2, 2000 and May 14, 2001 was the $250 million required to fund construction activities on projects acquired from the Sellers that led to the filing of petitions to reorganize under Chapter 11 of the U.S. Bankruptcy Code. Included in the cash and cash equivalents balance at November 30, 2001 was $22.4 million of cash held at our captive insurance subsidiary. A similar amount was reflected as securities available for sale at December 1, 2000, but the securities were converted to cash during 2001.

     During 2001, as the bankruptcy filing caused revenue levels to decline, billed and unbilled receivables also declined, and the payment of some accounts payable were delayed to generate cash to fund operations and capital expenditures until our Plan of Reorganization could be implemented.

     Cash flow during the reorganization, between May 14, 2001 and our emergence from bankruptcy on January 25, 2002, was slightly positive despite the added costs associated with the reorganization and our first-day motion allowing us to pay critical pre-petition subcontractors and suppliers. The primary reason for cash flow being slightly positive was $63 million cash settlement of a claim against the Department of Defense on a chemical demilitarization project in Umatilla, Oregon, in June 2001. During the pendency of the bankruptcy, we borrowed under the DIP Facility only to pay related fees.

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

     We were able to successfully reorganize in the bankruptcy proceedings, and we emerged from bankruptcy on January 25, 2002, when our Plan of Reorganization became effective. In connection with our emergence from bankruptcy protection, we entered into (i) exit financing facilities under the Senior Secured Revolving Credit

Facility providing for an aggregate of $350 million of revolving borrowing and letter of credit capacity, and (ii) exit bonding facilities, providing for up to an aggregate amount of $500 million of surety bonds.

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

     The Senior Secured Revolving Credit Facility was entered into (i) to retire our DIP Facility and repay any DIP Facility balance (of which there was none); (ii) to replace or backstop approximately $122 million in letters of credit issued under our pre-petition RE&C Financing Facilities; (iii) to replace approximately $32.8 million in letters of credit issued under the DIP Facility; (iv) to make payments to the pre-petition senior secured lenders and Mitsubishi Heavy Industries pursuant to our Plan of Reorganization; (v) to finance the costs of restructuring; and (vi) for ongoing working capital, general corporate purposes and letter of credit issuance. The initial borrowing rate under the Senior Secured Revolving Credit Facility is the applicable LIBOR, which has a stated floor of 3%, plus an additional margin of 5.5%. Alternatively, we may choose the prime rate, plus an additional margin of 4.5%. As of January 2002, the effective LIBOR- and prime-based rates were 8.5% and 9.25%, respectively. The Senior Secured Revolving Credit Facility carries other fees, including commitment fees and letter of credit fees, normal and customary for such credit agreements. The Senior Secured Revolving Credit Facility contains affirmative, negative and financial covenants, including minimum net worth, capital expenditures, maintenance of certain financial and operating ratios, and specified events of default which are typical for a credit agreement governing credit facilities of the size, type and tenor of the Senior Secured Revolving Credit Facility. Among the covenants are those limiting our ability and the ability of certain of our subsidiaries to incur debt or liens, provide guarantees, make investment and pay dividends.

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

     On January 2, 2001, Colorado filed a new federal action in Colorado, naming five defendants: Sunoco, ARCO, Asarco, Bechtel and A.O. Smith, alleging that these defendants are jointly and severally liable for costs incurred and to be incurred by Colorado at the Site. On January 12, 2001, Colorado amended this complaint by naming WGI, Washington Contractors Group, Inc., another one of our wholly-owned subsidiaries, and Dennis R. Washington, our chairman, as additional defendants. That case was dismissed on September 14, 2001 on the basis that the statute of limitations had expired and the complaint was untimely.

     The United States and Colorado have estimated that the total response costs incurred and to be incurred at the Site will approximate $150 million. Prior to our bankruptcy filings, neither we nor Mr. Washington were a party to any agreement regarding allocation of responsibility, and neither the United States nor Colorado has made any formal allocation of responsibility among those defendants.

     During the course of our bankruptcy proceedings, we entered into negotiations with the United States, Colorado and Mr. Friedland to settle the issues related to these matters. In December 2001, we entered into settlement agreements with the United States, Colorado and Mr. Friedland. As a result, the United States and Colorado were deemed to have a general unsecured claim against us in the amount of $20.3 million in the bankruptcy proceedings and Mr. Friedland obtained a settlement in the amount of $15 million. In connection with the bankruptcy cases, the general unsecured claim of the United States and Colorado was discharged on the Effective Date pursuant to our Plan of Reorganization. Mr. Friedland has been assigned the right to proceed against insurance carriers under specified insurance policies by which we were insured with respect to claims for defense, contribution or indemnity relating to the Site and to the actions brought by the United States and Colorado. Mr. Friedland has agreed to proceed directly against the insurance carriers and will not enforce or seek the payment of the settlement by us. As a result of this settlement, we recorded a liability of $20.3 million at December 1, 2000.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements, Statement No. 141 BUSINESS COMBINATIONS ("SFAS No. 141") and Statement No. 142 GOODWILL AND OTHER INTANGIBLE ASSETS ("SFAS No. 142"). SFAS No. 141, which is effective for acquisitions initiated after June 30, 2001, prohibits the use of the pooling-of-interest method for business combinations and establishes the accounting and financial reporting requirements for business combinations accounted for by the purchase method. Adoption of this statement had no effect on our financial statements. SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. SFAS No. 142 will become effective for us for our fiscal year beginning December 29, 2001. The adoption of this statement is not expected to have a significant impact on the financial statements due to our adoption of fresh-start reporting on February 1, 2002. Fresh-start reporting revalues all of our assets and liabilities at fair value on that date. See Note 4, "Reorganization Case and Fresh-start Reporting" of the Notes to Consolidated Financial Statements in
Item 8 of this report. The net book value of goodwill was $176.1 million and $265.1 million as of November 30, 2001 and December 1, 2000, respectively, exclusive of goodwill included in assets held for sale at November 30, 2001. See Note 7, "Sales of Businesses and Businesses Held for Sale" of the Notes to Consolidated Financial Statements in Item 8 of this report.

     In July 2001, the FASB issued Statement No. 143 ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS ("SFAS No. 143"). Upon emergence from bankruptcy, we are required to early adopt SFAS No. 143 effective February 1, 2002. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The implementation of SFAS No. 143 will not have a significant impact on our financial statements.

     In August 2001, the FASB issued Statement No. 144 ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS which replaces SFAS No. 121 and APB No. 30, and became effective for us on February 1, 2002. This statement retains the requirements to (i) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (ii) measure an impairment loss as the difference between the carrying amount and fair value of the asset. This statement removes goodwill from its scope, eliminating the requirement to allocate goodwill to long-lived assets to be tested for impairment. This statement requires that a long-lived asset to be abandoned, exchanged for similar productive asset or distributed to owners in a spin-off, be considered held and used until it is disposed of. This statement requires the accounting model for long-lived assets to be disposed of by sale, be used for all long-lived assets, whether previously held and used or newly acquired. Discontinued operations are no longer measured on a net realization value basis, and future operating losses are no longer recognized before they occur. This statement broadens the presentation of discontinued operations in the income statement to include a component of an entity (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. The adoption of this statement will not have a significant effect on our financial statements.

QUARTERLY FINANCIAL DATA
(IN MILLIONS EXCEPT PER SHARE DATA)
-------------------------------------------------------------------------------
Selected quarterly financial data for the years ended November 30, 2001 and December 1, 2000 are presented below.

--------------------------------------------------------------------------------------------------------------------------
2001 QUARTERS ENDED                                        MARCH 2           JUNE 1          AUGUST 31        NOVEMBER 30
--------------------------------------------------------------------------------------------------------------------------
Revenue                                                   $1,016.8           $958.1            $985.6         $1,099.0
Gross profit                                                  43.7             27.6              18.0             26.3
Net income                                                    (2.4)           (10.1)            (32.4)           (40.1)
--------------------------------------------------------------------------------------------------------------------------
Market price
   High                                                      12.30             2.79               .40              .25
   Low                                                        1.37              .91               .06              .03
--------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------
2000 QUARTERS ENDED                                        MARCH 3           JUNE 2         SEPTEMBER 1       DECEMBER 1
--------------------------------------------------------------------------------------------------------------------------
Revenue                                                     $595.4           $583.0            $892.0         $1,033.5
Gross profit                                                  25.2             37.3              47.9           (192.0)(a)
Net income (loss)                                              9.0             11.7               (.7)          (879.4)(a)
--------------------------------------------------------------------------------------------------------------------------
Market price
   High                                                       8.81             9.69             12.06             12.19
   Low                                                        6.25             6.44              6.69              8.25
--------------------------------------------------------------------------------------------------------------------------

(a) As discussed previously, significant adjustments were recorded to these items during the fourth quarter of 2000 resulting from the RE&C acquisition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
(IN MILLIONS)

INTEREST RATE RISK

     Our exposure to market risk for changes in interest rates relates primarily to our short-term investment portfolios and debt obligations. Our short-term investment portfolio consists primarily of highly liquid instruments with maturities of one month or less. As of November 30, 2001, we had $32 million in short-term investments classified as cash equivalents. Of total cash and cash equivalents at November 30, 2001 of $128 million, $57.7 million was restricted for use on the normal operations of our consolidated joint ventures, by projects having contractual cash restrictions and our self-insurance programs.

     From time to time, we effect borrowings under bank credit facilities or otherwise for general corporate purposes, including working capital requirements and capital expenditures. Borrowings under our DIP Facility at November 30, 2001, of which there were none, bear interest at the applicable LIBOR or prime rate, plus an additional margin and, therefore, were subject to fluctuations in interest rates.

FOREIGN CURRENCY RISK

     We conduct our business in various regions of the world. Our operations are, therefore, subject to volatility because of currency fluctuations, inflation changes and changes in political and economic conditions in these countries. We are subject to foreign currency translation and exchange issues, primarily with regard to our mining venture, MIBRAG mbH, in Germany. At November 30, 2001 and December 1, 2000, the cumulative adjustments for translation gains (losses), net of related income tax benefits, were $1.9 million and $(8.6) million, respectively. While we endeavor to enter into contracts with foreign customers with repayment terms in U.S. currency in order to mitigate foreign exchange risk, our revenues and expenses are sometimes denominated in local currencies, and our results of operations may be affected adversely as currency fluctuations affect pricing and operating costs or those of our competitors. We engage from time to time in hedging operations, including forward foreign exchange contracts, to reduce the exposure of our cash flows to fluctuations in foreign currency rates. We do not engage in hedging for speculative investment reasons. We can give no assurances that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

WASHINGTON GROUP INTERNATIONAL, INC., AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

     Consolidated Financial Statements and Financial Statement Schedule as of November 30, 2001 and December 1, 2000, and for each of the three years in the period ended November 30, 2001

                                                                                                                PAGE(S)
              Report of Management                                                                               II-26
              Independent Auditors' Report - Deloitte & Touche LLP                                               II-27
              Report of Independent Accountants - PricewaterhouseCoopers LLP                                     II-28
              Consolidated Statements of Operations                                                              II-29
              Consolidated Statements of Comprehensive Income (Loss)                                             II-30
              Consolidated Balance Sheets                                                                        II-31
              Consolidated Statements of Cash Flows                                                              II-33
              Consolidated Statements of Stockholders' Equity (Deficit)                                          II-34
              Notes to Consolidated Financial Statements                                                    II-35 to II-78
              Schedule II - Valuation, Qualifying and Reserve Accounts                                            S-1

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

The company maintains internal controls designed to provide reasonable assurance that the company's assets are protected from unauthorized use and that all transactions are executed in accordance with established authorizations and recorded properly. The internal controls are supported by written policies and guidelines and are complemented by a staff of internal auditors. Management believes that the internal controls in place at November 30, 2001 provide reasonable assurance that the books and records reflect the transactions of the company and there has been compliance with its policies and procedures.

The company's fiscal 2001 and 2000 consolidated financial statements have been audited by Deloitte & Touche LLP, and the company's fiscal 1999 consolidated financial statements have been audited by PricewaterhouseCoopers LLP, both independent auditors. Management has made available to both independent auditors all of the company's financial records and related data, as well as the minutes of stockholders' and directors' meetings.

  /s/ Stephen G. Hanks                                              /s/ George H. Juetten
------------------------------                                    ---------------------------------
Stephen G. Hanks                                                  George H. Juetten
President and                                                     Executive Vice President and
Chief Executive Officer                                           Chief Financial Officer

June 21, 2002

DELOITTE & TOUCHE LLP
Suite 1800
101 South Capitol Boulevard
Boise, Idaho 83702

Tel: (208) 342-9361
Fax: (208) 342-2199
www.us.deloitte.com

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Washington Group International, Inc. (Debtor-in-Possession)

     We have audited the accompanying consolidated balance sheets of Washington Group International, Inc. and subsidiaries (the "Corporation") (Debtor-in-Possession) as of November 30, 2001 and December 1, 2000, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity (deficit), and cash flows for each of the two years in the period ended November 30, 2001. Our audits also included the consolidated financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Washington Group International, Inc. and subsidiaries as of November 30, 2001 and December 1, 2000, and the results of their operations and their cash flows for each of the two years in the period ended November 30, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 3, on July 7, 2000, the Corporation purchased the capital stock and certain other assets and assumed certain liabilities of Raytheon Engineers & Constructors International, Inc. Subsequent to the purchase, substantial litigation was commenced between the parties. The litigation was settled effective January 25, 2002.

     As discussed in Note 4, the Corporation and certain of its subsidiaries filed for reorganization under Chapter 11 of the Federal Bankruptcy Code on May 14, 2001. Also, as discussed in Note 4, on December 21, 2001, the Bankruptcy Court entered an order confirming the plan of reorganization that became effective after the close of business on January 25, 2002. The accompanying consolidated financial statements and financial statement schedule do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to pre-petition liabilities, the amounts that were allowed for claims or contingencies, or the status and priority thereof; (c) as to stockholder accounts, the effect of any changes that were made in the capitalization of the Corporation; or
(d) as to operations, the effect of any changes that were made in its business.


DELOITTE & TOUCHE LLP


Boise, Idaho
June 21, 2002

REPORT OF INDEPENDENT ACCOUNTANTS

To Board of Directors and Stockholders
of Washington Group International, Inc. (formerly Morrison Knudsen Corporation):

In our opinion, the accompanying consolidated statements of operations, comprehensive income (loss), stockholders' equity (deficit) and cash flows present fairly, in all material respects, the results of operations and cash flows of Washington Group International, Inc. (formerly Morrison Knudsen Corporation) and its subsidiaries (the "Corporation") for the year ended December 3, 1999 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the accompanying financial statement schedule (Schedule II Valuation, Qualifying, and Reserve Accounts) for the year ended December 3, 1999 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Corporation's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 13 to the consolidated financial statements, a subsidiary of the Corporation has been named as a defendant in litigation regarding the Summitville Mine Superfund Site. The outcome of the litigation is not presently determinable and, accordingly, response costs have not been accrued in the accompanying financial statements.


PricewaterhouseCoopers LLP

Boise, Idaho
January 28, 2000

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT PER SHARE DATA)

------------------------------------------------------------------------------------------------------------------------
                                                                          NOVEMBER 30,      DECEMBER 1,       DECEMBER 3,
YEAR ENDED                                                                    2001             2000              1999
------------------------------------------------------------------------------------------------------------------------
Operating revenue                                                         $ 4,041,615       $ 3,090,845      $ 2,291,967
Equity in net income of mining ventures                                        17,890            13,080           12,435
------------------------------------------------------------------------------------------------------------------------
Total revenue                                                               4,059,505         3,103,925        2,304,402
------------------------------------------------------------------------------------------------------------------------
Cost of revenue                                                            (3,943,920)       (3,044,587)      (2,180,315)
Changes to estimates at completion
   on acquired contracts (Note 3)                                                  -           (140,954)              -
------------------------------------------------------------------------------------------------------------------------
Total cost of revenue                                                      (3,943,920)       (3,185,541)      (2,180,315)
------------------------------------------------------------------------------------------------------------------------
Gross profit (loss)                                                           115,585           (81,616)         124,087
General and administrative expenses                                           (56,878)          (37,860)         (25,999)
Goodwill amortization                                                         (14,635)          (25,206)         (12,576)
Integration and merger costs (Note 3)                                         (18,858)          (15,302)              -
Impairment of arbitration claim (Note 3)                                           -           (444,055)              -
Impairment of acquired assets (Note 3)                                             -           (747,491)              -
Restructuring costs (Note 5)                                                   (6,963)               -                -
------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                                        18,251        (1,351,530)          85,512
Investment income                                                               9,278            10,897            3,429
Interest expense (excluding contractual interest expense
   not recorded in 2001 of $48,235) (Note 4)                                  (56,769)          (38,413)          (7,642)
Other income (expense), net                                                   (10,494)           (5,293)           9,681
------------------------------------------------------------------------------------------------------------------------
Income (loss) before reorganization items, income taxes and
   minority interests in income of consolidated subsidiaries                  (39,734)       (1,384,339)          90,980
Reorganization items (Note 4)                                                 (56,479)               -                -
Income tax (expense) benefit                                                   26,765           534,329          (33,911)
Minority interests in income of consolidated subsidiaries                     (15,528)           (9,366)          (8,784)
------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                         $   (84,976)      $  (859,376)     $    48,285
========================================================================================================================
Income (loss) per share
   Basic                                                                  $     (1.62)      $    (16.41)     $       .92
   Diluted                                                                      (1.62)           (16.41)             .91
------------------------------------------------------------------------------------------------------------------------
Common shares used to compute income (loss) per share
   Basic                                                                       52,470            52,381           52,736
   Diluted                                                                     52,470            52,381           52,885
------------------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS)

------------------------------------------------------------------------------------------------------------------------
                                                                          NOVEMBER 30,      DECEMBER 1,      DECEMBER 3,
YEAR ENDED                                                                   2001              2000             1999
------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                          $(84,976)       $(859,376)          $48,285
------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss), net of tax:
   Foreign currency translation adjustments                                   1,851           (8,575)           (6,426)
   Unrealized gains (losses) on marketable securities:
     Unrealized net holding gains (losses) arising during period                474              238              (567)
     Less: Reclassification adjustment for net (gains) losses
     realized in net income                                                    (861)            (116)               36
   Unrealized loss on foreign exchange contracts                                 -            (1,589)               -
   Derivatives designated as cash flow hedges:
     Cumulative effect of adoption of accounting principle                   (1,161)              -                 -
     Loss on settled or terminated contracts                                  2,750               -                 -
   Minimum pension liability adjustment, net                                 (4,630)              89               581
------------------------------------------------------------------------------------------------------------------------
Other comprehensive loss, net of tax                                         (1,577)          (9,953)           (6,376)
------------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                                                $(86,553)       $(869,329)          $41,909
========================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT PER SHARE DATA)

--------------------------------------------------------------------------------------------------------------------------
                                                                                         NOVEMBER 30,         DECEMBER 1,
                                                                                             2001                2000
--------------------------------------------------------------------------------------------------------------------------
ASSETS
--------------------------------------------------------------------------------------------------------------------------


CURRENT ASSETS
Cash and cash equivalents                                                                $  128,315            $  393,433
Securities available for sale, at fair value                                                     -                 38,345
Accounts receivable, including retentions of $45,609 and $41,934                            406,068               575,545
Unbilled receivables                                                                        197,339               257,744
Inventories, net of progress payments of $29,960 in 2000                                     13,706                20,575
Refundable income taxes                                                                       2,524                 3,837
Investments in and advances to construction joint ventures                                   54,723                55,693
Deferred income taxes                                                                       193,346               197,147
Assets held for sale                                                                        154,720                    -
Other                                                                                        52,305                38,956
--------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                      1,203,046             1,581,275
--------------------------------------------------------------------------------------------------------------------------


INVESTMENTS AND OTHER ASSETS
Investments in mining ventures                                                               83,792                66,008
Goodwill, net of accumulated amortization of $31,965 and $28,965                            176,108               265,068
Deferred income taxes                                                                       463,489               404,414
Other                                                                                        42,967                80,671
--------------------------------------------------------------------------------------------------------------------------
Total investments and other assets                                                          766,356               816,161
--------------------------------------------------------------------------------------------------------------------------


PROPERTY AND EQUIPMENT, AT COST
Construction equipment                                                                      289,718               306,401
Land and improvements                                                                         5,146                 8,056
Buildings and improvements                                                                   23,286                37,453
Equipment and fixtures                                                                       88,702                99,851
--------------------------------------------------------------------------------------------------------------------------

Total property and equipment                                                                406,852               451,761
LESS ACCUMULATED DEPRECIATION                                                              (235,859)             (193,215)
--------------------------------------------------------------------------------------------------------------------------
Property and equipment, net                                                                 170,993               258,546
--------------------------------------------------------------------------------------------------------------------------

Total assets                                                                             $2,140,395            $2,655,982
==========================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

--------------------------------------------------------------------------------------------------------------------------
                                                                                         NOVEMBER 30,         DECEMBER 1,
                                                                                             2001                2000
--------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
--------------------------------------------------------------------------------------------------------------------------
LIABILITIES NOT SUBJECT TO COMPROMISE
CURRENT LIABILITIES
Current portion of long-term debt                                                        $       -             $   4,516
Accounts payable and subcontracts payable, including
   retentions of $11,751 and $10,125                                                        180,621               373,080
Billings in excess of cost and estimated earnings on uncompleted contracts                  110,826             1,276,846
Estimated costs to complete long-term contracts                                              77,685                81,595
Accrued salaries, wages and benefits, including compensated absences
   of $9,989 and $49,858                                                                     70,793               126,031
Income taxes payable                                                                            249                 1,466
Other accrued liabilities                                                                    72,156               106,035
Liabilities held for sale                                                                   114,736                    -
--------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                   627,066             1,969,569
--------------------------------------------------------------------------------------------------------------------------
NON-CURRENT LIABILITIES
Long-term debt                                                                                   -                692,874
Self-insurance reserves                                                                      20,337               176,087
Pension and post-retirement benefit obligations                                              39,723               175,856
Environmental remediation obligations                                                            -                  7,983
Other non-current liabilities                                                                    -                 18,783
--------------------------------------------------------------------------------------------------------------------------
Total non-current liabilities                                                                60,060             1,071,583
--------------------------------------------------------------------------------------------------------------------------
LIABILITIES SUBJECT TO COMPROMISE  (Note 4)                                               1,928,219                    -
--------------------------------------------------------------------------------------------------------------------------
CONTINGENCIES AND COMMITMENTS                                                                    -                     -
--------------------------------------------------------------------------------------------------------------------------
MINORITY INTERESTS                                                                           76,515                79,748
--------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $.01, 10,000 shares authorized                                         -                    -
Common stock, par value $.01, authorized 100,000 shares;
   issued 54,486                                                                                545                   545
Capital in excess of par value                                                              250,118               250,112
Stock purchase warrants                                                                       6,550                 6,550
Accumulated deficit                                                                        (764,656)             (679,680)
Treasury stock, 2,019 shares, at cost                                                       (23,192)              (23,192)
Accumulated other comprehensive loss                                                        (20,830)              (19,253)
--------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity (deficit)                                                       (551,465)             (464,918)
--------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity (deficit)                                     $2,140,395            $2,655,982
==========================================================================================================================

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

---------------------------------------------------------------------------------------------------------------------------
YEAR ENDED                                                          NOVEMBER 30, 2001   DECEMBER 1, 2000   DECEMBER 3, 1999
---------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                         $ (84,976)       $(859,376)         $  48,285
Reorganization items                                                         56,479               -                  -
Adjustments to reconcile net income (loss) to cash provided by
     (used in) operating activities:
   Impairment of assets:
     Acquired assets                                                             -           747,491                 -
     Arbitration claim receivable                                                -           444,055                 -
   Changes to estimates at completion on acquired contracts                      -           140,954                 -
   Reorganization items:
     Cash paid for reorganization items                                     (40,958)              -                  -
   Depreciation of property and equipment                                    74,397           48,029             28,904
   Amortization of goodwill                                                  14,590           25,206             12,576
   Amortization of prepaid loan fees                                         20,715            1,776                534
   Normal profit                                                            (87,200)         (50,271)                -
   Deferred income taxes                                                    (54,087)        (546,401)            17,805
   Minority interests in net income of consolidated subsidiaries             25,547           15,361             14,391
   Equity in net income of mining ventures less dividends received              530           (7,256)           (10,662)
   Self-insurance reserves                                                  (24,667)           5,239             (6,239)
   Loss (gain) on sale of assets, net                                        (6,562)             501             (8,771)
   Gain on foreign entity bankruptcies, including cash forfeited of $7,185  (41,729)              -                  -
   Other                                                                     (9,789)          (6,866)             1,961
   Changes in other assets and liabilities, net of effects of business combinations:
     Accounts receivable and unbilled receivables                           167,033          130,415            (48,388)
     Investments in and advances to construction joint ventures                 970              830            (13,037)
     Inventories                                                            (18,157)           2,037             18,672
     Other current assets                                                   (14,322)         (12,114)            (5,937)
     Accounts payable, accrued salaries, wages and benefits,
       other accrued liabilities and subcontracts payable                    21,091         (169,811)             9,861
     Billings in excess of cost and estimated earnings                     (275,076)          48,334            (48,369)
     Estimated costs to complete long-term contracts                         40,502           44,326             (2,045)
     Income taxes                                                             1,585             (989)             1,300
---------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                        (234,084)           1,470             10,841
---------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Property and equipment acquisitions                                         (37,018)         (48,087)           (50,484)
Property and equipment disposals                                             26,178           22,086              3,675
Purchases of securities available for sale                                  (12,224)         (28,523)           (19,714)
Sales and maturities of securities available for sale                        51,347           31,700             23,144
Purchase of businesses, net of cash acquired of $15,790 in 2000                  -          (160,130)          (132,094)
Purchase of equity investment                                               (17,500)              -                  -
Sales of businesses                                                              -                -              25,914
Other investing activities                                                       -             3,966             (1,146)
---------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                          10,783         (178,988)          (150,705)
---------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Proceeds from senior notes, less discount of $2,124                              -           297,302                 -
Proceeds from senior secured credit facilities                                   -           400,000                 -
Proceeds from debtor-in-possession financing                                 16,000               -                  -
Repayment of debtor-in-possession financing                                 (16,000)              -                  -
Net proceeds from (payments on) long-term revolving line of credit           (1,294)        (100,000)           100,000
Financing fees                                                              (16,500)         (28,762)                -
Purchase of treasury stock                                                       -                -             (10,164)
Distributions to minority interests                                         (24,023)         (51,099)           (18,761)
Other financing activities                                                       -             1,035             (3,559)
---------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                         (41,817)         518,476             67,516
---------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                           (265,118)         340,958            (72,348)
Cash and cash equivalents at beginning of period                            393,433           52,475            124,823
---------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                $ 128,315        $ 393,433          $  52,475
===========================================================================================================================

Supplemental disclosure of cash flow information (Note 14)
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(IN THOUSANDS)

--------------------------------------------------------------------------------------------------------------------------
YEAR ENDED                                             NOVEMBER 30, 2001       DECEMBER 1, 2000         DECEMBER 3, 1999
                                                       SHARES     AMOUNT       SHARES     AMOUNT       SHARES       AMOUNT
--------------------------------------------------------------------------------------------------------------------------
COMMON STOCK
Balance at beginning of year                           54,486   $     545      54,359   $     544      54,335    $     544
Shares issued under stock award plan                       -           -          127           1          24           -
Stock purchase warrants converted to
   shares of common stock                                  -           -           -           -           -            -
--------------------------------------------------------------------------------------------------------------------------
Balance at end of year                                 54,486        $545      54,486   $     545      54,359    $     544
==========================================================================================================================

CAPITAL IN EXCESS OF PAR VALUE
Balance at beginning of year                                    $ 250,112               $ 248,720                $ 248,277
Shares issued under stock award plan                                    6                   1,169                      219
Stock purchase warrants converted to
   shares of common stock                                              -                       31                        4
Compensation related to stock plans                                    -                      192                      220
--------------------------------------------------------------------------------------------------------------------------
Balance at end of year                                          $ 250,118               $ 250,112                $ 248,720
==========================================================================================================================

STOCK PURCHASE WARRANTS
Balance at beginning of year                                    $   6,550               $   6,554                $   6,555
Stock purchase warrants converted to
   shares of common stock                                              -                       (4)                      (1)
--------------------------------------------------------------------------------------------------------------------------
Balance at end of year                                          $   6,550               $   6,550                $   6,554
==========================================================================================================================

RETAINED EARNINGS (ACCUMULATED DEFICIT)
Balance at beginning of year                                    $(679,680)              $ 179,696                $ 131,411
Net income (loss)                                                 (84,976)               (859,376)                  48,285
--------------------------------------------------------------------------------------------------------------------------
Balance at end of year                                          $(764,656)              $(679,680)               $ 179,696
==========================================================================================================================

TREASURY STOCK
Balance at beginning of year                           (2,019)  $ (23,192)     (2,009)   $(23,124)       (982)   $ (12,960)
Shares acquired for stock award plan                       -           -          (10)        (68)         -            -
Treasury stock acquisitions                                -           -           -           -       (1,027)     (10,164)
--------------------------------------------------------------------------------------------------------------------------
Balance at end of year                                 (2,019)  $ (23,192)     (2,019)   $(23,192)     (2,009)   $ (23,124)
==========================================================================================================================

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of year                                     $(19,253)              $  (9,300)               $  (2,924)
Foreign currency translation adjustments, net                       1,851                  (8,575)                  (6,426)
Change in unrealized gain (loss) on securities
   available for sale, net                                           (387)                    122                     (531)
Unrealized loss on foreign exchange contracts                          -                   (1,589)                      -
Derivatives designated as cash flow hedges:
   Cumulative effect of adoption of accounting principle           (1,161)                     -                        -
   Loss on settled or terminated contracts                          2,750                      -                        -
Minimum pension liability adjustment, net                          (4,630)                     89                      581
--------------------------------------------------------------------------------------------------------------------------
Balance at end of year                                           $(20,830)               $(19,253)               $  (9,300)
==========================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

WASHINGTON GROUP INTERNATIONAL, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS EXCEPT PER SHARE DATA)

     The terms "we," "us" and "our" as used in this annual report include Washington Group International, Inc. ("WGI") and its consolidated subsidiaries unless otherwise indicated. On May 14, 2001, WGI and several but not all of its subsidiaries filed for Chapter 11 bankruptcy protection. See
Note 14, "Reorganization Case and Fresh-start Reporting."

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

     We have a number of contracts and subcontracts with various agencies of the U.S. government which extend beyond one year and for which government funding has not yet been approved. All contracts with agencies of the U.S. government and some commercial and foreign contracts are subject to unilateral termination at the option of the customer. In the event of a termination, we would not receive projected revenues associated with the terminated portion of such contracts.

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

CLASSIFICATION OF CURRENT ASSETS AND LIABILITIES

     We include in current assets and liabilities amounts realizable and payable under contracts that extend beyond one year. Accounts receivable at November 30, 2001 and December 1, 2000 include approximately $27,496 and

$25,524, respectively, of contract retentions, which are not expected to be collected within one year. At November 30, 2001 and December 1, 2000, accounts receivable include $18,974 and $8,526, respectively, of short-term marketable securities jointly held with customers as contract retentions, the market value of which approximated the carrying amounts. We recognize interest income from marketable securities as earned. Advances from customers are non-interest bearing. Subcontracts payable, billings in excess of costs and estimated earnings on uncompleted contracts and estimated costs to complete long-term contracts each contain amounts that, depending on contract performance, resolution of U.S. government contract audits, negotiations, change orders, claims or changes in facts and circumstances, may not require payment within one year.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consist of liquid securities with remaining maturities of three months or less at the date of acquisition that are readily convertible into known amounts of cash. At November 30, 2001 cash and cash equivalents included amounts totaling $57,672 that were restricted for use on the normal operations of our consolidated construction joint ventures, by projects having contractual cash restrictions and our self-insurance programs. The comparable amount at December 1, 2000 was $18,961.

UNBILLED RECEIVABLES

     Unbilled receivables represent costs incurred under contracts in process that have not yet been invoiced to customers, and arise from the use of the percentage-of-completion method of accounting, cost reimbursement-type contracts and the timing of billings. Substantially all unbilled receivables at November 30, 2001 are expected to be billed and collected within one year.

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

     In 2001 and 2000, because of our operating losses, all options and warrants were antidilutive and, therefore, are excluded from earnings per share calculations. For 1999, the additional weighted-average number of potential outstanding common shares for purposes of computing diluted earnings per share consisted solely of stock options for all periods presented. Stock purchase warrants were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the warrants, and, therefore, the effect would be antidilutive.

     Our emergence from bankruptcy in January 2002 resulted in the cancellation of all of our then outstanding capital stock, stock options and stock purchase warrants and the issuance of new shares of capital stock, stock purchase warrants and stock options. As such, we believe the presentation of income (loss) per share for these canceled instruments is not meaningful. For a detailed discussion of our bankruptcy proceedings and emergence from bankruptcy protection, see Note 4, "Reorganization Case and Fresh-start Reporting."

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements, Statement No. 141 BUSINESS COMBINATIONS ("SFAS No. 141") and Statement No. 142 GOODWILL AND OTHER INTANGIBLE ASSETS ("SFAS No. 142"). SFAS No. 141, which is effective for acquisitions initiated after June 30, 2001, prohibits the use of the pooling-of-interest method for business combinations and establishes the accounting and financial reporting requirements for business combinations accounted for by the purchase method. Adoption of this statement had no effect on our financial statements. SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. SFAS No. 142 will become effective for us for our fiscal year beginning December 29, 2001. The adoption of this statement is not expected to have a significant impact on the financial statements due to our adoption of fresh-start reporting on February 1, 2002. Fresh-start reporting revalues all of our assets and liabilities at fair value on that date. See Note 4, "Reorganization Case and Fresh-start Reporting." The net book value of goodwill was $176,108 and $265,068 as of November 30, 2001 and December 1, 2000, respectively, exclusive of goodwill included in assets held for sale at November 30, 2001. See Note 7, "Sales of Businesses and Businesses Held for Sale."

     In July 2001, the FASB issued Statement No. 143 ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS ("SFAS No. 143"). Upon emergence from bankruptcy, we will be required to early adopt SFAS No. 143 effective February 1, 2002. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The implementation of SFAS No. 143 will not have a significant impact on our financial statements.

     In August 2001, the FASB issued Statement No. 144 ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS which replaces SFAS No. 121 and APB No. 30, which became effective for us on February 1, 2002. This statement retains the requirements to (i) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (ii) measure an impairment loss as the difference between the carrying amount and fair value of the asset. This statement removes goodwill from its scope, eliminating the requirement to allocate goodwill to long-lived assets to be tested for impairment. This statement requires that a long-lived asset to be abandoned, exchanged for similar productive asset or distributed to owners in a spin-off, be considered held and used until it is disposed of. This statement requires the accounting model for long-lived assets to be disposed of by sale, be used for all long-lived assets, whether previously held and used or newly acquired. Discontinued operations are no longer measured on a net realization value basis, and future operating losses are no longer recognized before they occur. This statement broadens the presentation of discontinued operations in the income statement to include a component of an entity (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. The adoption of this statement will not have a significant effect on our financial statements.

RECLASSIFICATIONS

     Certain reclassifications have been made to prior year financial statements to conform to the current year presentation.

2.   ADOPTION OF ACCOUNTING STANDARDS

     Effective December 2, 2000, we adopted FASB Statement No. 133 ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded into other contracts and for hedging activities. Under SFAS No. 133, we are required to recognize derivative instruments, including those embedded into other contracts as either assets or liabilities in our consolidated balance sheets and to measure them at fair value.

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

     Currently, we hedge certain foreign currency transactions denominated in the Philippine peso and the Euro to reduce exposure to change in the U.S. dollar / peso and U.S. dollar / Euro exchange rates. Previously, hedge accounting under generally accepted accounting principles allowed us to account for these forward contracts at spot exchange rates with the related market adjustment made to other comprehensive income. SFAS No. 133 eliminates special hedge accounting for such contracts, requiring us to account for the forward contracts at their fair value (that is, based on the forward exchange rate) with all changes in fair value reported currently in earnings. The adoption of SFAS No. 133 during 2001 resulted in an increase in liabilities of $1,901 and a corresponding pre-tax increase to other comprehensive income classified as a cumulative effect of adoption of accounting principle. The foreign currency contracts were terminated during 2001 in connection with our bankruptcy filing, resulting in a recognized loss of $1,396. We plan to continue our practice of hedging our foreign currency contracts because such an approach economically reduces the risks.

     During the first quarter of 2001, we entered into an interest rate swap to reduce interest rate risk on our long-term debt obligations. The swap was designated as a cash flow hedge of variable rate debt obligations under SFAS No. 133. The interest rate swap was recorded at fair value with changes in fair value recorded in other comprehensive income. As of the first quarter of 2001, we recorded the fair value of the swap as a liability of $1,826 with a corresponding pre-tax entry to other comprehensive income. The swap was terminated during the second quarter of 2001 in connection with our bankruptcy filing, resulting in a recognized loss of $2,425.

     In the ordinary course of business in executing construction, construction management, operations management and mining services, we enter into fixed-price contracts for future purchases of commodities from our suppliers. The nature of the terms and conditions of the contracts are considered normal purchases of inventory and have no financial statement impact under SFAS No. 133.

     During the first quarter of 2001, we adopted Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 101 ("SAB 101") which summarizes the SEC staff's position on selected revenue recognition issues. The implementation of SAB 101 did not have a significant impact on our results of operations or financial position.

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

     We have accounted for the acquisition of the Westinghouse Businesses as a purchase business combination. The results of our operations, financial position and cash flows include WGS and WGES on a consolidated basis from the acquisition date with BNFL's 40% minority interest in WGS and WGES and a third party's 35% minority interest in Safe Sites of Colorado LLC, a subsidiary of WGES, reflected in a single minority interest line item in our consolidated financial statements. The aggregate purchase price was allocated to the net assets we acquired on the basis of estimates of fair values with the excess recorded as goodwill, as follows:

--------------------------------------------------------------------------------------------------------------------------
Working capital                                                                                                 $   (2,188)
Investments and other assets                                                                                         8,405
Property, plant and equipment                                                                                       25,496
Post-retirement benefit obligation                                                                                 (27,000)
Pension liabilities                                                                                                (55,908)
Other non-current liabilities and minority interests                                                               (15,054)
Goodwill                                                                                                           273,860
--------------------------------------------------------------------------------------------------------------------------
Total acquisition costs                                                                                            207,611
Less BNFL portion of total acquisition costs                                                                       (83,044)
--------------------------------------------------------------------------------------------------------------------------
WGI portion of total acquisition costs                                                                            $124,567
==========================================================================================================================

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

--------------------------------------------------------------------------------------------------------------------------
YEAR ENDED                                                                                              DECEMBER 3, 1999
--------------------------------------------------------------------------------------------------------------------------
Revenue                                                                                                       $2,327,884
Net income                                                                                                        46,333
Basic income per share                                                                                               .88
Diluted income per share                                                                                             .88
--------------------------------------------------------------------------------------------------------------------------

ACQUISITION OF RAYTHEON ENGINEERS & CONSTRUCTORS

     On July 7, 2000, pursuant to a stock purchase agreement dated April 14, 2000 (the "Stock Purchase Agreement"), we purchased from Raytheon and RECI (collectively with Raytheon, the "Sellers") the capital stock of the subsidiaries of RECI, and specified other assets of RECI and we assumed specified liabilities of RECI. The businesses that we purchased, hereinafter called "RE&C", provide engineering, design, procurement, construction, operation, maintenance and other services on a worldwide basis. We financed the acquisition by obtaining new senior secured facilities (the "RE&C Financing Facilities") and issuing senior unsecured notes due July 1, 2010 (the "Senior Unsecured Notes"). See Note 8, "Credit Facilities" for a more detailed description of the RE&C Financing Facilities and the Senior Unsecured Notes.

     The purchase price paid at the closing of the acquisition on July 7, 2000 was $53,000 in cash and the assumption of net liabilities originally estimated at $450,000. We also incurred acquisition costs of $7,705. The cash portion of the purchase price paid at closing was determined based upon a formula contained in the Stock Purchase Agreement and represented the estimated amount of the Adjusted Non-Current Net Assets and Adjusted Net Working Capital (as the terms are defined in the Stock Purchase Agreement) that we acquired, valued as of April 30, 2000. The amounts of Adjusted Non-Current Net Assets and Adjusted Net Working Capital were subject to post-closing finalization, including an audit by independent accountants, and other adjustments to the price paid at closing. In addition, the Stock Purchase Agreement contained a provision requiring us to either pay the Sellers or to be paid by the Sellers, the net amount of cash the Sellers either advanced to or withdrew from RE&C between April 30, 2000 and July 7, 2000. After closing, we paid the Sellers $84,400 representing the net amount of cash advanced or paid by the Sellers for the use or benefit of RE&C between April 30, 2000 and July 7, 2000.

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

     RECI retained, among other assets, all of its interest in and rights with respect to some of the existing contracts. In addition, the Stock Purchase Agreement provided that the contracts related to four specified construction projects would be transferred to RECI, and RE&C would enter into subcontracts to perform, on a cost-reimbursed basis, all of RECI's obligations under the contracts. Because the customer consents required to transfer the four contracts to RECI could not be obtained as of closing, we agreed to remain the contract party and continued to be directly obligated to the customers and other third parties under the contracts relating to the four projects. Accordingly, we and the Sellers agreed that the Sellers would provide us with full indemnification with respect to any risks associated with those contracts, which arrangement accomplished the original intent of the Stock Purchase Agreement. Under the Stock Purchase Agreement, we agreed that we would complete the four specified projects for the Sellers' account and the Sellers agreed to reimburse our costs to do so and to share equally with us any positive variance between actual costs and estimated costs. The Sellers also agreed to indemnify us against any losses, claims or liabilities under the contracts relating to such projects, except losses, claims or liabilities resulting from our gross negligence or willful misconduct, against which we would indemnify the Sellers.

     The Stock Purchase Agreement did not contain a fixed purchase price at closing for the transaction, but rather, as noted above, provided that the purchase price would be adjusted post-closing upward or downward based on the effect on a formula that would be applied to an audited RE&C April 30, 2000 balance sheet to be prepared by the Sellers and audited by the Sellers' independent accountants. After closing, we extended the delivery date for the final audited RE&C balance sheet for April 30, 2000 to January 14, 2001.

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

     The normal profit reserve has been reduced as work has been performed on the affected projects. The reduction results in reductions to cost of revenue and corresponding increases in gross profit, but has no effect on cash. The establishment of and decreases in cost of revenue for the periods indicated are as follows:

--------------------------------------------------------------------------------------------------------------------------
NORMAL PROFIT RESERVE
--------------------------------------------------------------------------------------------------------------------------
July 7, 2000 balance                                                                                              $233,135
Cost of revenue (decrease)                                                                                         (50,271)
--------------------------------------------------------------------------------------------------------------------------
December 1, 2000 balance                                                                                           182,864
Adjustments on reformed and rejected contracts (see below)                                                         (53,376)
Cost of revenue (decrease)                                                                                         (87,200)
--------------------------------------------------------------------------------------------------------------------------
November 30, 2001 balance                                                                                        $  42,288
==========================================================================================================================

     An audited RE&C April 30, 2000 balance sheet was not delivered by Sellers, and therefore, on February 27, 2001, we filed a lawsuit against the Sellers seeking specific performance of the purchase price adjustment provisions of the Stock Purchase Agreement. On March 8, 2001, we amended our complaint to also seek money damages for misstatements and omissions allegedly made by the Sellers. Our lawsuit seeking specific performance was successful, and we and the Sellers thereafter commenced an arbitration proceeding before an independent accountant approved by the court to determine the purchase price adjustment. A significant arbitration claim was ultimately filed against the Sellers, as discussed below.

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

     On March 2, 2001 we announced that we faced severe near-term liquidity problems as a result of our acquisition of RE&C. On March 9, 2001, because of those liquidity problems, we suspended work on two large construction projects located in Massachusetts that were part of the acquisition. The Sellers had provided the customer with parent performance guarantees on those two contracts, and the guarantees remained in effect after closing. Those performance guarantees required the Sellers to complete the work on the contracts in the event RE&C (owned by us as of July 7, 2000) did not complete them. The contracts were fixed-price in nature and our review of cost estimates indicated that there were substantial unrecognized future costs in excess of future contract revenues that were not reflected in RECI's Acquisition Date EAC's.

     Upon our suspension of work, the Sellers undertook performance of those contracts pursuant to the outstanding performance guarantees. We, however, were obligated under the Stock Purchase Agreement to indemnify the Sellers for losses they incurred under those guarantees. The Sellers also assumed obligations under other contracts, primarily in the RE&C power generation construction business unit, which resulted in significant additional indemnification obligations by us to the Sellers. As a result of costs they incurred to perform under the parent guarantees, the Sellers filed a claim against us in the bankruptcy process for approximately $940,000. As further discussed below, this claim was ultimately settled without payment to the Sellers in connection with our emergence from bankruptcy protection. See Note 4, "Reorganization Case and Fresh-start Reporting." Until such settlement, we retained all liabilities related to the contracts, including normal profit reserves, on our balance sheet as accrued liabilities included in liabilities subject to compromise.

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

     On December 21, 2001, the bankruptcy court entered an order confirming the Second Amended Joint Plan of Reorganization of Washington Group International, Inc., et al., as modified (the "Plan of Reorganization"). The Plan of Reorganization became effective and we emerged from bankruptcy protection on January 25, 2002 (the "Effective Date").

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

     In addition, under a services agreement entered into as a part of the Raytheon Settlement, the Sellers will direct the process for resolving pre-petition claims asserted against us in the bankruptcy case relating to any contract or project that we rejected and that involved some form of support arrangement from the Sellers. We will assist the Sellers in settling or litigating various claims related to those rejected projects. We will also complete work as requested by the Sellers on those rejected projects, and will be reimbursed on a cost-reimbursable basis.

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

     We have made adjustments to the preliminary purchase price allocation of the RE&C acquisition price to the net assets acquired that was included in the unaudited quarterly information at September 1, 2000, including the following, as a result of completing our review:

     o We have made adjustments for amounts that were recorded as part of and subsequent to the initial preliminary purchase price allocation, as a result of additional information we obtained that supported that some of the July 7, 2000 balances were materially misstated based on generally accepted accounting principles and were, therefore, included in our purchase price adjustment arbitration claim against the Sellers. In the lawsuits and purchase price adjustment arbitration claim referred to above, we asserted that the Sellers should have recorded these as adjustments in the RE&C financial statements prior to the acquisition. The adjustments primarily relate to provisions for anticipated losses on fixed-price contracts that were not recorded in the RE&C financial statements prior to the acquisition. We recorded these amounts as a $444,055 arbitration claim receivable from the Sellers. However, as noted above, under the terms of the Raytheon Settlement we subsequently agreed to dismiss all litigation against the Sellers related to the acquisition and to discontinue the purchase price adjustment and binding arbitration process. Therefore, we wrote off the receivable from the Sellers as an asset impairment during 2000.

     o We also have made adjustments for items that were identified subsequent to the initial purchase price allocation that we believe were additional misstatements, based on additional information we obtained, but that were not included in the arbitration claim. Cost of revenue included adjustments to estimates at completion on contracts and increases in self-insurance reserves. The impairment of assets was primarily unrecoverable accounts receivable. These amounts totaled $144,481 and were charged to operations in the three months ended December 1, 2000 as follows:

--------------------------------------------------------------------------------------------------------------------------
Cost of revenue                                                                                                  $(140,954)
Impairment of assets                                                                                                (4,685)
Other                                                                                                                1,158
--------------------------------------------------------------------------------------------------------------------------
Total                                                                                                            $(144,481)
==========================================================================================================================

     Because we cannot determine the final impact of the matters discussed above on the pre-acquisition RE&C financial statements or the pro forma adjustments that would be appropriate for the year ended December 1, 2000, unaudited pro forma consolidated results of operations as if the acquisition of RE&C had taken place on December 4, 1999 have not been presented.

     We have accounted for the acquisition of the RE&C as a purchase business combination. The results of our operations, financial position and cash flows include the operations of RE&C on a consolidated basis from the July 7, 2000 acquisition date. We have made an allocation of the aggregate purchase price to the net assets we acquired, with the remainder recorded as goodwill, on the basis of estimates of fair values after adjustments for the arbitration claim against the Sellers and adjustments charged to operations, as follows:

----------------------------------------------------------------------------------------------------------------------------
Working capital                                                                                                  $(958,636)
Arbitration claim receivable                                                                                       444,055
Investments and other assets                                                                                        42,633
Property and equipment                                                                                             139,868
Pension and post-retirement benefit obligations                                                                    (16,427)
Deferred income taxes                                                                                              (83,222)
Other non-current liabilities                                                                                      (88,351)
Goodwill                                                                                                           680,210
----------------------------------------------------------------------------------------------------------------------------
Total acquisition costs, net of cash acquired of $15,790                                                         $ 160,130
============================================================================================================================

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

     As a result of the foregoing events, and the substantial negative cash flows of RE&C, we analyzed for impairment the assets acquired in the acquisition of RE&C, including goodwill. Based upon the results of our analysis, we have taken a charge against income during the quarter ended December 1, 2000 for the following impairments of acquired assets:

----------------------------------------------------------------------------------------------------------------------------
Goodwill, net of accumulated amortization of $8,727                                                               $671,483
Indemnification amounts receivable from the Sellers under the Stock Purchase Agreement:
   Billed and unbilled receivables on closed contracts                                                              46,562
   Partial indemnification of loss on government contract                                                           25,115
   Reimbursement for restructuring costs                                                                             3,026
   Reimbursement of legal fees                                                                                       1,305
----------------------------------------------------------------------------------------------------------------------------
Impairment of assets                                                                                              $747,491
============================================================================================================================

     As a result of the acquisition, we incurred significant costs associated with the integration and merger of the two companies. They consisted primarily of incremental costs for legal, accounting, consulting and other fees, including business consulting, promotion and systems integration. For the quarter and year ended November 30, 2001, those costs were $1,209 and $18,858, respectively, versus $5,246 and $15,302 for the comparable periods in 2000.

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

     Under Chapter 11, certain claims against a debtor in existence prior to the filing of a petition for relief under the federal bankruptcy laws ("Pre-petition Claims") are stayed while the debtor continues business operations as a debtor-in-possession. Each of our Debtors in this case continued to operate its business and manage its property as a debtor-in-possession during the pendency of the case. Subsequent to the filing date, additional Pre-petition Claims resulted from the rejection of executory contracts, including leases, and from the resolution of claims for contingencies and other disputed amounts. The Pre-petition Claims are reflected in balance sheets as of dates between May 14, 2001 and February 1, 2002 as "liabilities subject to compromise." Secured claims, primarily representing liens on the Debtors' assets related to the RE&C Financing Facilities, were also stayed during the pendency of the bankruptcy.

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

     As of May 14, 2001, we obtained a Secured Super-Priority Debtor in Possession Revolving Credit Facility (the "DIP Facility") with a commitment of $195,000 that was available to provide both ongoing funding and to support letters of credit. On June 5, 2001, the DIP Facility lenders approved an increase in the total commitment from $195,000 to $220,000. See Note 8, "Credit Facilities - DIP Facility." The DIP Facility was available and utilized as needed throughout the pendency of the bankruptcy, had no outstanding balance at November 30, 2001 and was replaced by a secured $350,000 30-month revolving credit facility (the "Senior Secured Revolving Credit Facility") entered into on January 25, 2002. For a detailed discussion of the Senior Secured Revolving Facility, see Note 8, "Credit Facilities - Senior Secured Revolving Credit Facility."

     On December 21, 2001, the bankruptcy court entered an order confirming the Plan of Reorganization. Substantially all liabilities of the Debtors as of the date of the bankruptcy filing were subject to settlement under our Plan of Reorganization.

     During the pendency of the bankruptcy, we continued to negotiate with the Sellers a settlement of our outstanding litigation with respect to the RE&C acquisition. As a result of those negotiations, we entered into the Raytheon Settlement.

     The Plan of Reorganization became effective and the Debtors emerged from bankruptcy protection on the Effective Date. Our Plan of Reorganization provided for the following upon the Effective Date:

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

     o We entered into a registration rights agreement with each holder of a secured claim who received New Common Stock and requested to be a party to such agreement.

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

     o The holders of $300,000 of Senior Unsecured Notes and all other unsecured creditors were to receive a pro rata share of 5,000 shares of the New Common Stock and a pro rata share of 8,520 fully vested stock warrants to purchase additional shares of New Common Stock. The stock warrants expire if unexercised four years after the Effective Date. A reorganization plan committee has been established to evaluate and resolve objections to disputed claims of unsecured creditors and to determine each unsecured creditor's pro rata share of shares and warrants. The warrants consist of three tranches as follows:

----------------------------------------------------------------------------------------------------------------------------
                                                                          NUMBER OF SHARES       STRIKE PRICE PER SHARE
         Tranche A                                                               3,086                     $28.50
         Tranche B                                                               3,527                     $31.74
         Tranche C                                                               1,907                     $33.51
============================================================================================================================

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

     o The chairman of our board of directors, Mr. Dennis R. Washington, was granted stock options to purchase shares of New Common Stock in three tranches. The first tranche expires five years after the Effective Date. The remaining tranches expire four years after the Effective Date. One-third of each tranche vested on the Effective Date, one-third of each tranche will vest on the first anniversary of the Effective Date and the final third of each tranche will vest on the second anniversary of the Effective Date. However, all options immediately vest if Mr. Washington is removed from his position as chairman for reasons other than death or disability or if we undergo a change of control. We also agreed with Mr. Washington that our amended certificate of incorporation and bylaws would permit his accumulation of up to 40% of the fully diluted shares of New Common Stock in open market or privately-negotiated transactions, including exercise of the stock options, and that we would take no action inconsistent with those provisions. The number of shares and respective strike prices for each tranche are as follows:

----------------------------------------------------------------------------------------------------------------------------
                                                                          NUMBER OF SHARES       STRIKE PRICE PER SHARE
         Tranche A                                                                 1,389                   $24.00
         Tranche B                                                                   882                   $31.74
         Tranche C                                                                   953                   $33.84
============================================================================================================================

     o We adopted fresh-start reporting as of February 1, 2002 as discussed below.

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

WASHINGTON INTERNATIONAL B.V.

     As a result of our filing for protection under Chapter 11 of the U.S. Bankruptcy Code, the board of directors of Washington International B.V., one of our wholly-owned subsidiaries located in The Hague, the Netherlands,

("BV"), determined that BV would have insufficient funds to continue operations in the same manner as it had prior to our bankruptcy filing. The determination was made based on the existing financial condition of BV and the fact that our DIP Facility contained terms that prohibited the additional commitment of our resources for BV operations.

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

     Following discussions with the interested parties, it became clear that a sale of the business was not feasible. On June 21, 2001, the trustee transformed the suspension of payments to a procedure of insolvency and a curator was appointed to take over all management responsibilities and to liquidate the BV estate. The curator has been managing the estate since that date and we have cooperated and will continue to cooperate with the curator to resolve various intercompany issues, including third party intellectual property rights, foreign intercompany loans and other matters.

     During the second quarter of 2001, as a result of the insolvency and liquidation of BV, we wrote off $30,652 of assets, $64,517 of liabilities and $1,904 of foreign currency translation losses, resulting in a net gain of $31,961 from the discharge of liabilities, which is included in reorganization items.

WASHINGTON INTERNATIONAL, LLC

     Washington International, LLC, a Delaware limited liability company and wholly-owned subsidiary of Washington International Holding Limited, a United Kingdom wholly-owned subsidiary of WGI, filed for protection under the U.S. Bankruptcy Code in connection with our Chapter 11 filing. Washington International Holding Limited did not file for bankruptcy protection and, therefore, was not a debtor in our bankruptcy proceedings in the United States. Washington International, LLC conducted business primarily in the United Kingdom. On December 5, 2001, Washington E&C Limited, also a United Kingdom wholly-owned subsidiary of Washington International Holding Limited, purchased specified contracts, constituting the ongoing business of Washington International, LLC, for $250. At that time, Washington International, LLC ceased conducting business and on February 20, 2002, a "Winding Up" order was made under the insolvency laws of England and Wales against Washington International, LLC. Washington International, LLC is now under the control of a liquidator pursuant to the insolvency laws of England and Wales, and we no longer have any control over its activities. Once the winding up process is complete, Washington International, LLC will be dissolved and will cease to exist. Creditors of Washington International, LLC will not receive any shares of the New Common Stock or stock warrants to be distributed to the unsecured creditors of the Debtors.

     Upon adoption of liquidation basis accounting in the quarter ending November 30, 2001, Washington International, LLC had assets of $9,208, liabilities of $12,155 and $364 of foreign currency translation losses, resulting in a net gain of $2,583, which is included in reorganization items.

REORGANIZATION ITEMS

     Reorganization items for the year ended November 30, 2001 consisted of the following:

----------------------------------------------------------------------------------------------------------------------------
Professional fees and other expenses related to bankruptcy proceedings                                             $54,663
Impairment of assets of rejected contracts                                                                          36,360
Net gain from liquidation of insolvent subsidiaries                                                                (34,544)
----------------------------------------------------------------------------------------------------------------------------
Total reorganization items                                                                                         $56,479
============================================================================================================================

LIABILITIES SUBJECT TO COMPROMISE

     At November 30, 2001, liabilities subject to compromise consisted of the following:

----------------------------------------------------------------------------------------------------------------------------
Current liabilities
   Current portion of long-term debt                                                                         $       4,000
   Accounts payable and subcontracts payable                                                                        66,989
   Billings in excess of cost and estimated earnings on uncompleted contracts                                      213,637
   Estimated costs to complete long-term contracts                                                                  30,199
   Accrued salaries, wages and benefits, including compensated absences                                             40,608
   Other accrued liabilities                                                                                       509,249
----------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                                          864,682
----------------------------------------------------------------------------------------------------------------------------
Non-current liabilities
   Long-term debt, less current portion                                                                            863,940
   Self-insurance reserves                                                                                         105,023
   Pension and post-retirement obligations                                                                          80,729
   Environmental remediation obligations                                                                             3,975
   Other non-current liabilities                                                                                     9,870
----------------------------------------------------------------------------------------------------------------------------
Total non-current liabilities                                                                                    1,063,537
----------------------------------------------------------------------------------------------------------------------------
Total liabilities subject to compromise                                                                         $1,928,219
============================================================================================================================

     During the pendency of our bankruptcy proceedings, we ceased accruing interest on our long-term debt. Contractual interest expense during 2001 not recorded was $48,235.

FRESH-START REPORTING

     As of February 1, 2002, we adopted fresh-start reporting pursuant to the guidance provided by the American Institute of Certified Public Accountants Statement of Position 90-7 FINANCIAL REPORTING BY ENTITIES IN REORGANIZATION UNDER THE BANKRUPTCY CODE. In connection with the adoption of fresh-start reporting, a new entity has been created for financial reporting purposes. The effective date of our emergence from bankruptcy is considered to be the close of business on February 1, 2002 for financial reporting purposes. In the tables below, the periods presented through February 1, 2002 have been designated "Predecessor Company" and the period ending subsequent to February 1, 2002 has been designated "Successor Company."

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

     o Discounted cash flow valuation is a forward-looking approach that relates the value of an asset or business to the present value of expected future cash flows to be generated by that asset or business. The discount rate used to arrive at present values is a function of the risk inherent in estimated cash flows, with investors requiring higher rates of return for riskier assets and lower rates for assets with less expected risk.

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

     Different weights were placed on each of these analyses and judgments were made as to the relative significance of each in determining an indicated enterprise value range. The weighted valuation methodologies resulted in an enterprise value range for the consolidated businesses. The total enterprise value was determined by applying valuation metrics against the various risks and opportunities identified to each business segment. Our reorganization value represented the value of the reorganized consolidated entity. This value was viewed as the fair value of our capital, comprising the value of long-term capital investment, including both long-term debt and equity, and the approximate amount a willing buyer would have paid for our net assets immediately after the reorganization was completed.

     The calculated reorganization value was based upon a variety of estimates and assumptions about circumstances and events, not all of which have taken place to date. These estimates and assumptions are inherently subject to significant economic and competitive uncertainties beyond our control, including but not limited to, our ability to obtain and perform new contracts profitably.

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

     The reorganization and the adoption of fresh-start reporting resulted in the following adjustments to our consolidated balance sheet as of February 1, 2002:

----------------------------------------------------------------------------------------------------------------------------
                                          PREDECESSOR COMPANY                                           SUCCESSOR COMPANY
                                             BALANCE SHEET            DEBT           FRESH-START          BALANCE SHEET
                                           FEBRUARY 1, 2002         DISCHARGE        ADJUSTMENTS        FEBRUARY 1, 2002
----------------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
Cash and cash equivalents                   $   147,450         $  (19,249) (a)    $        -               $   128,201
Accounts receivable                             351,316                 -                 (418) (h)             350,898
Deferred income taxes                           104,828                 -                   -                   104,828
Assets held for sale                            154,237                 -               33,582  (i)             187,819
Other                                           310,242                 -               (9,578) (h)             300,664
----------------------------------------------------------------------------------------------------------------------------
Total current assets                          1,068,073            (19,249)             23,586                1,072,410
----------------------------------------------------------------------------------------------------------------------------
NON-CURRENT ASSETS
Investments in mining ventures                   88,968                 -              (20,268) (h)              68,700
Goodwill, Predecessor Company                   174,909                 -             (174,909) (f)                  -
Goodwill, Successor Company                          -                  -              402,352  (g)             402,352
Deferred income taxes                           575,012           (343,539) (b)       (193,766) (k)              37,707
Property and equipment, net                     161,241                 -               (2,589) (h)             158,652
Other assets                                     39,156             12,626  (c)         (8,231) (h)              43,551
----------------------------------------------------------------------------------------------------------------------------
Total non-current assets                      1,039,286           (330,913)              2,589                  710,962
----------------------------------------------------------------------------------------------------------------------------
Total assets                                 $2,107,359          $(350,162)            $26,175               $1,783,372
============================================================================================================================
CURRENT LIABILITIES
Accounts payable and subcontracts payable   $   191,609         $   35,960  (d)     $       69  (h)         $   227,638
Billings in excess of cost and estimated
   earnings on uncompleted contracts             87,201            170,573  (d)          9,101  (h)             266,875
Estimated costs to complete long-term
   contracts                                     75,252             23,887  (d)           (575) (h)              98,564
Accrued salaries, wages and benefits             88,220             42,256  (d)             -                   130,476
Other accrued liabilities                       120,672             17,656  (d)           (228) (h)             138,100
Liabilities held for sale                       108,670                 -               10,691  (i)             119,361
Income taxes payable                                516                 -                   -                       516
----------------------------------------------------------------------------------------------------------------------------
Total current liabilities                       672,140            290,332              19,058                  981,530
----------------------------------------------------------------------------------------------------------------------------
NON-CURRENT LIABILITIES
Revolving credit facility                            -              40,000  (a)             -                    40,000
Self-insurance reserves                          30,598              7,580  (d)             -                    38,178
Pension and post-retirement obligations          32,132             75,633  (d)        (12,122) (j)              95,643
----------------------------------------------------------------------------------------------------------------------------
Total non-current liabilities                    62,730            123,213             (12,122)                 173,821
----------------------------------------------------------------------------------------------------------------------------
LIABILITIES SUBJECT TO COMPROMISE             1,880,900         (1,880,900) (d)             -                        -
----------------------------------------------------------------------------------------------------------------------------
MINORITY INTERESTS                               77,649                 -                  372  (h)              78,021
----------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock                                        545                250  (d)           (545) (l)                 250
Capital in excess of par value                  250,118            521,103  (d)       (250,118) (l)             521,103
Stock purchase warrants                           6,550             28,647  (d)         (6,550) (l)              28,647
Retained earnings (accumulated deficit)        (799,813)           567,193  (e)        232,620  (l)                  -
Treasury stock                                  (23,192)                -               23,192  (l)                  -
Accumulated other comprehensive
   income (loss)                                (20,268)                -               20,268  (l)                  -
----------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity (deficit)           (586,060)         1,117,193              18,867                  550,000
----------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders'
   equity (deficit)                          $2,107,359          $(350,162)            $26,175               $1,783,372
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

     On May 14, 2001, all liabilities of the Debtors were reclassified as liabilities subject to compromise. The resolution of liabilities subject to compromise was as follows:

----------------------------------------------------------------------------------------------------------------------------
                                                 PREDECESSOR COMPANY                                      SUCCESSOR COMPANY
                                                 LIABILITIES SUBJECT    LIABILITIES        CASH PAID       LIABILITIES NOT
RESOLUTION OF LIABILITIES                           TO COMPROMISE       COMPROMISED           AT             COMPROMISED
SUBJECT TO COMPROMISE                             FEBRUARY 1, 2002   (DEBT DISCHARGED)     EMERGENCE      FEBRUARY 1, 2002
----------------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
Accounts payable and subcontracts payable         $     63,827        $     (23,367)      $  (4,500)          $  35,960
Billings in excess of cost and estimated
   earnings on uncompleted contracts                   181,446              (10,873)             -              170,573
Estimated costs to complete long-term contracts         27,380               (3,493)             -               23,887
Accrued salaries, wages and benefits                    42,441                 (185)             -               42,256
Other accrued liabilities                              489,110             (471,454)             -               17,656
----------------------------------------------------------------------------------------------------------------------------
Total current liabilities                              804,204             (509,372)         (4,500)            290,332
----------------------------------------------------------------------------------------------------------------------------
NON-CURRENT LIABILITIES
Long-term debt, including accrued interest             888,899             (868,899)        (20,000)                 -
Self-insurance reserves                                 97,036              (89,456)             -                7,580
Pension and post-retirement obligations                 77,781               (2,148)             -               75,633
Environmental liabilities                                3,970               (3,970)             -                   -
Other liabilities                                        9,010               (9,010)             -                   -
----------------------------------------------------------------------------------------------------------------------------
Total non-current liabilities                        1,076,696             (973,483)        (20,000)             83,213
----------------------------------------------------------------------------------------------------------------------------
Total                                               $1,880,900          $(1,482,855)       $(24,500)           $373,545
============================================================================================================================

5.   RESTRUCTURING CHARGES

     During the fourth quarter of 2001, we initiated restructuring actions to improve operational effectiveness and efficiency and reduce expenses worldwide relative to employment levels and excess facilities consistent with the Plan of Reorganization. A liability was recorded in other accrued liabilities with a corresponding charge to restructuring costs of $6,963 for employee termination benefits, impairment charges and enhanced pension benefits. The severance costs represent expected reductions in work force for 687 employees representing management, professional, administrative and operational overhead. Actual reductions in work force were 538 through November 30, 2001. Additional charges of $6,596 for 657 additional employee terminations and $19,667 for facility closure costs were accrued in December 2001 and during the quarter ended March 29, 2002.

     During 2000, as part of the acquisition of RE&C, we established a restructuring liability of $28,264 for closure and consolidation of office facilities, some of which were already contemplated by the Sellers.

     The following presents restructuring charges accrued and costs incurred:

----------------------------------------------------------------------------------------------------------------------------
YEAR ENDED                                                                  NOVEMBER 30, 2001           DECEMBER 1, 2000
----------------------------------------------------------------------------------------------------------------------------
Accrued liability at beginning of year                                           $24,331                     $      -
Liability recorded in RE&C acquisition                                                -                          28,264
Charges and liabilities accrued:
   Severance and other employee related costs                                      6,963                             -
Cash expenditures                                                                (13,373)                        (3,933)
----------------------------------------------------------------------------------------------------------------------------
Accrued restructuring liability at end of year                                   $17,921                        $24,331
============================================================================================================================

6.   VENTURES

CONSTRUCTION JOINT VENTURES

     We participate in joint ventures that are formed to bid, negotiate and complete specific projects. We generally participate in joint ventures as the sponsor and manager of projects. The size, scope and duration of joint-venture projects vary among periods. The tables below exclude consolidated joint ventures.

----------------------------------------------------------------------------------------------------------------------------
COMBINED FINANCIAL POSITION OF CONSTRUCTION JOINT VENTURES
YEAR ENDED                                                                    NOVEMBER 30, 2001         DECEMBER 1, 2000
----------------------------------------------------------------------------------------------------------------------------
Current assets                                                                       $223,376                  $385,990
Property and equipment, net                                                             4,609                     2,961
Current liabilities                                                                  (102,572)                 (166,303)
----------------------------------------------------------------------------------------------------------------------------
Net assets                                                                           $125,413                  $222,648
============================================================================================================================

----------------------------------------------------------------------------------------------------------------------------
COMBINED RESULTS OF OPERATIONS OF CONSTRUCTION JOINT VENTURES
YEAR ENDED                                            NOVEMBER 30, 2001        DECEMBER 1, 2000         DECEMBER 3, 1999
----------------------------------------------------------------------------------------------------------------------------
Revenue                                                   $559,017                   $908,089                  $802,940
Cost of revenue                                           (537,457)                  (729,972)                 (741,005)
----------------------------------------------------------------------------------------------------------------------------
Gross profit                                             $  21,560                   $178,117                 $  61,935
============================================================================================================================
----------------------------------------------------------------------------------------------------------------------------
WGI'S SHARE OF RESULTS OF OPERATIONS OF CONSTRUCTION JOINT VENTURES
YEAR ENDED                                            NOVEMBER 30, 2001        DECEMBER 1, 2000         DECEMBER 3, 1999
----------------------------------------------------------------------------------------------------------------------------
Revenue                                                   $211,275                   $278,247                  $262,265
Cost of revenue                                           (205,741)                  (238,716)                 (243,110)
----------------------------------------------------------------------------------------------------------------------------
Gross profit                                            $    5,534                  $  39,531                 $  19,155
============================================================================================================================

MINING VENTURES:

     At November 30, 2001, we held ownership interests in two incorporated mining ventures, MIBRAG mbH (50%) and Westmoreland Resources, Inc. ("Westmoreland Resources") (20%) which are accounted for under the equity method. We provide contract mining services to these ventures. Effective March 28, 2001, we increased our ownership interest in MIBRAG mbH from 33% to 50% by purchasing the additional interests for approximately $17,500, which was funded through the reinvestment of dividend distributions from MIBRAG mbH. We are currently in litigation with Westmoreland Resources concerning the contract mining services we provide to it. See Note 13, "Contingencies and Commitments - Other."

----------------------------------------------------------------------------------------------------------------------------
COMBINED FINANCIAL POSITION OF MINING VENTURES                                NOVEMBER 30, 2001         DECEMBER 1, 2000
----------------------------------------------------------------------------------------------------------------------------
Current assets                                                                       $175,403                  $158,094
Non-current assets                                                                    147,639                   141,152
Property and equipment, net                                                           483,662                   487,230
Current liabilities                                                                   (76,931)                  (60,259)
Long-term debt, non-recourse to parents                                              (262,998)                 (272,096)
Other non-current liabilities                                                        (249,005)                 (245,275)
----------------------------------------------------------------------------------------------------------------------------
Net assets                                                                           $217,770                  $208,846
============================================================================================================================

----------------------------------------------------------------------------------------------------------------------------
COMBINED RESULTS OF OPERATIONS OF MINING VENTURES
YEAR ENDED                                            NOVEMBER 30, 2001        DECEMBER 1, 2000         DECEMBER 3, 1999
----------------------------------------------------------------------------------------------------------------------------
Revenue                                                   $315,261                   $284,241                  $334,090
Costs and expenses                                        (276,249)                  (243,448)                 (294,576)
----------------------------------------------------------------------------------------------------------------------------
Net income                                               $  39,012                  $  40,793                 $  39,514
============================================================================================================================

     Undistributed earnings from mining ventures totaled $108,815 at November 30, 2001.

7.   SALES OF BUSINESSES AND BUSINESSES HELD FOR SALE

     During the year ended December 3, 1999, we sold a foreign non-core subsidiary and a domestic subsidiary engaged in the concrete and aggregate business. The $8,730 pretax gain on the sale of these businesses was recognized as other income. Operations of the subsidiaries resulted in revenue of $11,985 and net losses of $481 for 1999. Proceeds from the sales of both businesses totaled $25,914.

     In November 2001, we and BNFL agreed to pursue the sale of the Electro-Mechanical Division ("EMD") of our Westinghouse Businesses. EMD designs and manufactures components for the U.S. Navy, nuclear power utilities and other industries. We are in discussions with potential buyers and anticipate that a sale will be completed in 2002. Operating results for EMD are included as part of the Government operating unit in Note 12, "Operating Segment, Geographic and Customer Information."

     During 2001, we elected to pursue the sale of the process technology development portion of our petroleum and chemical business (the "Technology Center"). We are in discussions with potential buyers, and anticipate that a sale will be completed in 2002. Operating results for the Technology Center are included as part of the Petroleum & Chemicals operating unit in Note 12, "Operating Segment, Geographic and Customer Information."

     For financial reporting purposes, the assets and liabilities of businesses held for sale have been classified as "Assets held for sale" and "Liabilities held for sale" in the Consolidated Balance Sheets. The table below provides detail of the assets and liabilities of EMD and the Technology Center as of November 30, 2001.

----------------------------------------------------------------------------------------------------------------------------
ASSETS
----------------------------------------------------------------------------------------------------------------------------
Accounts receivable and unbilled receivables                                                                   $ 25,742
Inventories                                                                                                      25,029
Goodwill                                                                                                         74,368
Property and equipment, net of accumulated depreciation                                                          28,700
Other assets                                                                                                        881
----------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS HELD FOR SALE                                                                                     $154,720
============================================================================================================================
----------------------------------------------------------------------------------------------------------------------------
LIABILITIES
----------------------------------------------------------------------------------------------------------------------------
Accounts payable and subcontracts payable                                                                      $ 11,426
Billings in excess of cost and estimated earnings on uncompleted contracts                                       28,515
Estimated costs to complete long-term contracts                                                                  13,441
Accrued salaries, wages and benefits, including compensated absences                                              5,788
Other accrued liabilities                                                                                           458
Pension and post-retirement benefit obligations                                                                  45,238
Self-insurance reserves                                                                                           2,843
Other liabilities                                                                                                 7,027
----------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES HELD FOR SALE                                                                                $114,736
============================================================================================================================

     Operating results of businesses held for sale are as follows:

----------------------------------------------------------------------------------------------------------------------------
COMBINED RESULTS OF OPERATIONS
YEAR ENDED                                              NOVEMBER 30, 2001       DECEMBER 1, 2000        DECEMBER 3, 1999
----------------------------------------------------------------------------------------------------------------------------
Revenue                                                      $171,876                $125,396                 $79,206
Net income (loss)                                                (231)                  3,342                   1,823
----------------------------------------------------------------------------------------------------------------------------

8.   CREDIT FACILITIES

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

     On July 7, 2000, in order to finance the acquisition of RE&C, refinance existing revolving credit facilities, fund working capital requirements and pay related fees and expenses, we (i) obtained the RE&C Financing Facilities, providing for an aggregate of $1,000,000 of term loans and revolving borrowing capacity and (ii) issued and sold $300,000 aggregate principal amount of Senior Unsecured Notes. The terms of the RE&C Financing Facilities and Senior Unsecured Notes are briefly summarized below.

RE&C FINANCING FACILITIES

     The RE&C Financing Facilities provided for, on the terms and subject to the conditions stated in the RE&C Financing Facilities: (i) two senior secured term loan facilities in an aggregate principal amount of up to $500,000, including a multi-draw Tranche A term loan facility in an aggregate principal amount of $100,000 that matured July 7, 2005 and a Tranche B term loan facility in an aggregate principal amount of $400,000 that matured July 7, 2007, and (ii) a five-year senior secured revolving credit facility in an aggregate principal amount of up to $500,000, all of which was available for letters of credit. Initial borrowings under the RE&C Financing Facilities totaled $400,000, representing the full amount available under the Tranche B term loan facility. The initial borrowing rate under the Tranche B term loan facility was the applicable LIBOR plus an additional margin of 3.25%. The effective interest rate was 9.87% at December 1, 2000. The borrowing rate, when utilized, under the Tranche A term loan facility and the senior secured revolving credit facility was the applicable LIBOR plus an additional margin of 2.75% for an effective interest rate of 9.37% at December 1, 2000. The additional margins, which were determined based on an agreed pricing grid, could increase or decrease from time to time as the ratio of debt to EBITDA (as such term is defined in the RE&C Financing Facilities) increased or decreased. The credit agreement under which the RE&C Financing Facilities were made available contained affirmative, negative and financial covenants and specified events of default which are typical for a credit agreement governing credit facilities of the size, type and tenor of the RE&C Financing Facilities. Among the covenants were those limiting our ability and the ability of certain of our subsidiaries to incur debt or liens, provide guarantees, make investments and pay dividends or repurchase shares. On October 5, 2000, we terminated the Tranche A term loan facility to eliminate ongoing related commitment fees.

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

DIP FACILITY

     On May 14, 2001, we filed a voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code. See Note 4, "Reorganization Case and Fresh-start Reporting." On the same day, we entered into the DIP Facility with some of our subsidiaries as guarantors, for a commitment of $195,000 with the ability to increase the total commitment to $350,000. On June 5, 2001 the DIP Facility lenders approved an increase in the total commitment from $195,000 to $220,000. The DIP Facility was to be used (i) to finance the costs of restructuring; and
(ii) for ongoing working capital, general corporate purposes and letter of credit issuance. The borrowing rate under the DIP Facility was the prime rate, plus an additional margin of 4.0%. The effective interest rate was 11.0% as of May 2001. The DIP Facility carried other fees, including commitment fees and letter of credit fees, normal and customary for such credit agreements. The credit agreement under which the DIP Facility was made available contained affirmative and negative covenants, reporting covenants and specified events of default typical for a credit agreement governing credit facilities of the size, type and tenor of the DIP Facility. Among the covenants were those limiting our ability and the ability of some of our subsidiaries to incur debt or liens, provide guarantees, make investments and pay dividends. As of January 24, 2002, we had no outstanding debt and $32,800 of outstanding letters of credit under the DIP Facility. As discussed below, the DIP Facility was replaced by the Senior Secured Revolving Credit Facility on January 25, 2002.

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

     The Senior Secured Revolving Credit Facility was entered into (i) to retire our DIP Facility and to repay any DIP Facility balance (of which there was none); (ii) to replace or backstop approximately $122,000 letters of credit issued under our pre-petition RE&C Financing Facilities; (iii) to replace approximately $32,800 letters of credit issued under the DIP Facility; (iv) to make payments to the pre-petition senior secured lenders and Mitsubishi Heavy Industries pursuant to our Plan of Reorganization; (v) to finance the costs of restructuring; and (vi) for ongoing working capital, general corporate purposes and letter of credit issuance. The initial borrowing rate under the Senior Secured Revolving Credit Facility is the applicable LIBOR, which has a stated floor of 3%, plus an additional margin of 5.5%. Alternatively, we may choose the prime rate, plus an additional margin of 4.5%. As of January 2002, the effective LIBOR- and prime-based rates were 8.5% and 9.25%, respectively. The Senior Secured Revolving Credit Facility carries other fees including commitment fees and letter of credit fees normal and customary for such credit agreements. The Senior Secured Revolving Credit Facility contains affirmative, negative and financial covenants, including minimum net worth, capital expenditures, maintenance of certain financial and operating ratios, and specifies events of default, which are typical for a credit agreement governing credit facilities of the size, type and tenor of the Senior Secured Revolving Credit Facility. Among the covenants are those limiting our ability and the ability of some of our subsidiaries to incur debt or liens, provide guarantees, make investments and pay dividends.

9.   TAXES ON INCOME

     The components of the U.S. federal, state and foreign income tax expense (benefit) were as follows:

----------------------------------------------------------------------------------------------------------------------------
YEAR ENDED                                            NOVEMBER 30, 2001        DECEMBER 1, 2000         DECEMBER 3, 1999
----------------------------------------------------------------------------------------------------------------------------
Currently payable
   U.S. federal                                       $         -               $          -                   $  3,279
   State                                                       649                        222                       716
   Foreign                                                   4,967                      3,723                     3,885
----------------------------------------------------------------------------------------------------------------------------
Current                                                      5,616                      3,945                     7,880
----------------------------------------------------------------------------------------------------------------------------
Deferred
   U.S. federal                                            (23,917)                  (450,778)                   19,988
   State                                                    (8,728)                   (88,081)                    4,966
   Foreign                                                     264                        585                     1,077
----------------------------------------------------------------------------------------------------------------------------
Deferred                                                   (32,381)                  (538,274)                   26,031
============================================================================================================================
Income tax expense (benefit)                              $(26,765)                 $(534,329)                  $33,911
============================================================================================================================

     The components of the deferred tax assets and liabilities and the related valuation allowances were as follows:

----------------------------------------------------------------------------------------------------------------------------
DEFERRED TAX ASSETS AND LIABILITIES                                            NOVEMBER 30, 2001        DECEMBER 1, 2000
----------------------------------------------------------------------------------------------------------------------------
Deferred tax assets
   RE&C goodwill                                                                     $244,561                  $258,800
   Employee benefit plans                                                              51,049                    46,092
   Estimated loss accruals                                                            163,952                   157,290
   Revenue recognition                                                                  2,257                    11,355
   Alternative minimum tax                                                             18,802                    18,802
   Foreign tax credit                                                                  11,149                     7,861
   Joint ventures                                                                       5,985                     3,818
   Self-insurance reserves                                                             49,753                    55,207
   Loss carryforwards                                                                 186,117                   118,390
   Valuation allowance                                                                (44,675)                  (44,585)
----------------------------------------------------------------------------------------------------------------------------
Total deferred tax assets                                                             688,950                   633,030
----------------------------------------------------------------------------------------------------------------------------
Deferred tax liabilities
   Depreciation                                                                        (6,431)                   (8,536)
   Investment in affiliates                                                           (14,835)                   (5,910)
   Other, net                                                                         (10,849)                  (17,023)
----------------------------------------------------------------------------------------------------------------------------
Total deferred tax liabilities                                                        (32,115)                  (31,469)
----------------------------------------------------------------------------------------------------------------------------
Total deferred tax assets, net                                                       $656,835                  $601,561
============================================================================================================================

     At November 30, 2001, we had consolidated regular tax net operating loss ("NOL") carryforwards for federal, state and foreign tax purposes of approximately $347,748, $271,580 and $145,654, respectively. The federal NOL's expire in years 2009 through 2021 and the state NOL's expire in years 2002 through 2016. The foreign NOL's primarily consist of losses incurred on two construction projects in the United Kingdom which were acquired as part of the RE&C acquisition. We also had a federal capital loss carry forward of $3,077. In addition, we had $18,802 of federal alternative minimum tax credits at November 30, 2001 which carry forward indefinitely and $11,149 of foreign tax credits which currently have no expiration date. The federal and state NOL's, federal capital loss and federal alternative minimum tax credits will be substantially eliminated due to the 2002 bankruptcy restructuring. Foreign NOL's will not be impacted.

     The $44,675 valuation allowance reduces the deferred tax assets associated with the foreign NOL carryforwards to a level which we believe will, more likely than not, be realized based on estimated future taxable income. The increase of $90 in the valuation allowance at November 30, 2001 reflects the uncertainty regarding the future utilization of current year foreign net operating losses. The valuation allowance for the 2000 year reflected both an increase of $43,264 and a decrease of $40,666. The net change in valuation allowance at December 1, 2000 resulted from an evaluation of the likelihood of the future utilization of the NOL's of Old MK and foreign NOL's which were part of the acquisition of RE&C. The valuation allowance relating to the NOL's of Old MK was reduced by $40,666 with an equivalent reduction to goodwill. The reduction in the valuation allowance for the NOL's of Old MK reflects that the federal and state NOL's will be substantially utilized to offset the gain on cancellation of debt that was recognized on emergence from bankruptcy. See Note 4, "Reorganization Case and Fresh-start Reporting." The valuation allowance related to foreign NOL's includes $12,023 that was established as part of the acquisition of RE&C and was increased by $31,241 at December 1, 2000 to reduce the deferred tax asset associated with the foreign NOL's to a level that we believe, more likely than not, will be realized based on future foreign taxable income. The net decrease of $50,000 in the valuation allowance at December 3, 1999 resulted from an evaluation of the likelihood of the future realization of deductible temporary differences and utilization of NOL's of Old MK with an equivalent reduction to goodwill. The reduction in deferred tax liabilities related to investments in affiliates for 2000 is due to losses incurred by foreign subsidiaries, currency translation losses and Subpart F income recognized for U.S. federal income tax purposes.

     Years prior to 1994 are closed to examination for federal tax purposes. We believe that adequate provision has been made for probable tax assessments for all open tax years.

     Income tax expense (benefit) differed from income taxes at the U.S. federal statutory tax rate of 35% as follows:

----------------------------------------------------------------------------------------------------------------------------
YEAR ENDED                                             NOVEMBER 30, 2001       DECEMBER 1, 2000         DECEMBER 3, 1999
----------------------------------------------------------------------------------------------------------------------------
Tax at federal statutory rate                                $(33,675)              $(484,519)                  $31,843
Expense (benefit) for:
   State taxes, net of federal expense (benefit)               (5,251)                (57,108)                    3,693
   Foreign taxes, net of federal expense (benefit)              1,173                 (27,531)                   (2,810)
   Valuation allowance                                             90                  31,241                        -
   Nondeductible expenses, net                                 10,973                     184                     1,298
   Other                                                          (75)                  3,404                      (113)
----------------------------------------------------------------------------------------------------------------------------
Income tax expense                                           $(26,765)              $(534,329)                  $33,911
============================================================================================================================

     State taxes, net of federal benefit, include the impact of the cumulative effect of the state tax rate changes caused by to the impact of recent acquisitions. These acquisitions significantly impacted our state apportionment factors that had a corresponding impact on our deferred state tax assets and liabilities. Foreign taxes for the year ended November 30, 2001 include a benefit for current year losses in certain foreign jurisdictions. A full valuation allowance has been placed against the resulting foreign NOL's. Nondeductible expenses, net was principally comprised of nondeductible reorganization expenses and the nondeductible portion of meals and entertainment expenses.

     Income (loss) before reorganization items, income taxes and minority interests is comprised of the following:

----------------------------------------------------------------------------------------------------------------------------
YEAR ENDED                                             NOVEMBER 30, 2001       DECEMBER 1, 2000         DECEMBER 3, 1999
----------------------------------------------------------------------------------------------------------------------------
U.S. source                                                 $(156,471)            $(1,361,729)                  $62,267
Foreign source                                                116,737                 (22,610)                   28,713
----------------------------------------------------------------------------------------------------------------------------
Income (loss) before reorganization items,
   income taxes and minority interests                     $  (39,734)            $(1,384,339)                  $90,980
============================================================================================================================

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

     Through the Westinghouse Businesses acquisition, we assumed sponsorship of contributory defined benefit pension plans which cover employees of Westinghouse Government Services Group ("WGSG"), which is comprised of the Westinghouse Businesses acquired by us. We make actuarially computed contributions as necessary to adequately fund benefits for these plans. As of December 1, 2000 and November 30, 2001, plan assets were invested in a WGSG master pension trust that invested primarily in publicly traded common stocks, bonds, government securities and cash equivalents. The portion of the unfunded obligation for these plans expected to be sold as part of EMD has been reclassified as part of liabilities held for sale. See Note 7, "Sales of Businesses and Businesses Held for Sale."

SUPPLEMENTAL RETIREMENT PLANS

     We have an unfunded supplemental retirement plan for key executives of WGSG providing for periodic payments upon retirement. Benefits from this plan are based on salary and years of service and are reduced by benefits earned from certain other pension plans in which the executives participate. Benefits from this plan were frozen effective July 1, 2001, resulting in a curtailment gain of $4,382. The portion of the unfunded obligation for this plan expected to be sold as part of EMD has been reclassified as part of liabilities held for sale. See
Note 7, "Sales of Businesses and Businesses Held for Sale."

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

     We provide benefits under company sponsored retiree health care and life insurance plans for substantially all employees of WGSG. The portion of the unfunded obligation for these plans expected to be sold as part of EMD has been reclassified as part of liabilities held for sale. See Note 7, "Sales of Businesses and Businesses Held for Sale." We also provide benefits under company sponsored retiree health care to approximately 260 retired employees and provide a life insurance plan for substantially all retirees of RE&C. The retiree health care plans require retiree contributions and contain other cost sharing features. The retiree life insurance plans provide basic coverage on a noncontributory basis.

     The actuarial assumptions used to determine costs and benefit obligations for the U.S. plans are as follows:

-----------------------------------------------------------------------------------------------------------------------
                                           PENSION BENEFITS                              POST-RETIREMENT BENEFITS
                                -------------------------------------------   ------------------------------------------
                                NOVEMBER 30,    DECEMBER 1,     DECEMBER 3,    NOVEMBER 30    DECEMBER 1,     DECEMBER 3,
YEAR ENDED                          2001           2000            1999           2001           2000            1999
-----------------------------------------------------------------------------------------------------------------------
Discount rate                       7.0%           7.8%           7.5%            7.0%           7.8%            7.5%
Compensation increases              4.0%           4.0%           4.0%              -              -               -
Expected return on assets           9.0%           8.0%           8.0%              -              -               -
-----------------------------------------------------------------------------------------------------------------------

     Experience gains and losses, as well as the effects of changes in actuarial assumptions and plan provisions, are amortized over the average future service period of employees.

     The components of net pension and post-retirement costs for the U.S. plans are as follows:

----------------------------------------------------------------------------------------------------------------------------
                                             PENSION BENEFITS                             POST-RETIREMENT BENEFITS
                                ------------------------------------------    ----------------------------------------------
                                NOVEMBER 30,    DECEMBER 1,     DECEMBER 3,   NOVEMBER 30,    DECEMBER 1,     DECEMBER 3,
YEAR ENDED                          2001           2000            1999           2001           2000            1999
----------------------------------------------------------------------------------------------------------------------------
Service cost                       $4,717        $ 4,121          $3,458        $   701         $   392        $   265
Interest cost                      11,369         10,597           8,608          5,523           4,693          3,425
Expected return on assets          (7,947)        (6,979)         (3,189)            -               -              -
Recognized net actuarial
   gain                                -          (2,063)              -             -           (1,238)          (479)
Amortization of prior
   service cost (credit)               21             21               -         (2,087)           (391)          (383)
Settlement                             -              -                -           (391)             -              -
----------------------------------------------------------------------------------------------------------------------------
Net periodic pension cost          $8,160        $ 5,697          $8,877         $3,746          $3,456         $2,828
============================================================================================================================

     Reconciliation of beginning and ending balances of benefit obligations and fair value of plan assets and the funded status of the U.S. plans are as follows:

----------------------------------------------------------------------------------------------------------------------------
                                                        PENSION BENEFITS                       POST-RETIREMENT BENEFITS
                                               -----------------------------------         ------------------------------
                                                      NOVEMBER 30,      DECEMBER 1,        NOVEMBER 30,       DECEMBER 1,
YEAR ENDED                                               2001              2000                2001              2000
----------------------------------------------------------------------------------------------------------------------------
Benefit obligation at beginning of period              $149,712          $160,343            $74,433           $60,484
Service cost                                              4,717             4,121                702               392
Interest cost                                            11,369            10,597              5,523             4,693
Participant contributions                                   903               603              1,013                -

Benefit payments                                        (10,939)           (9,868)            (7,145)           (5,468)
Actuarial (gain) loss                                    22,605             1,216              7,528            (1,348)
Amendments                                               (4,382)               -                  -                 -
Acquisitions                                                 -            (17,300)                -             15,680
----------------------------------------------------------------------------------------------------------------------------
Benefit obligation at end of period                    $173,985          $149,712            $82,054           $74,433
============================================================================================================================

----------------------------------------------------------------------------------------------------------------------------
                                                        PENSION BENEFITS                       POST-RETIREMENT BENEFITS
                                               -----------------------------------         ------------------------------
                                                      NOVEMBER 30,      DECEMBER 1,        NOVEMBER 30,       DECEMBER 1,
YEAR ENDED                                               2001              2000                2001              2000
----------------------------------------------------------------------------------------------------------------------------
Fair value of plan assets at beginning of period        $86,320           $85,490        $        _           $     -
Actual return on plan assets                             (2,891)           (1,176)                _                 -
Company contributions                                    16,738            11,271              6,132             5,468
Participant contributions                                   903               603              1,013                -
Benefit payments                                        (10,939)           (9,868)            (7,145)           (5,468)
----------------------------------------------------------------------------------------------------------------------------
Fair value of plan assets at end of period              $90,131           $86,320              $       -       $     -
============================================================================================================================

----------------------------------------------------------------------------------------------------------------------------
                                                        PENSION BENEFITS                       POST-RETIREMENT BENEFITS
                                               -----------------------------------         ------------------------------
                                                      NOVEMBER 30,      DECEMBER 1,        NOVEMBER 30,       DECEMBER 1,
YEAR ENDED                                               2001              2000                2001              2000
----------------------------------------------------------------------------------------------------------------------------
Funded status (obligations less fair
   value of plan assets)                               $(83,854)         $(63,392)          $(82,054)         $(74,433)
Unrecognized net actuarial (gain) loss                   26,649            (6,785)            (6,856)          (16,472)
Unrecognized prior service credit                            -                  -             (3,127)           (3,517)
Unrecognized net transition amount                          213               234                                   -
----------------------------------------------------------------------------------------------------------------------------
Accrued benefit cost                                   $(56,992)         $(69,943)          $(92,037)         $(94,422)
============================================================================================================================

     Amounts recognized in the balance sheet for the U.S. plans are as follows:

----------------------------------------------------------------------------------------------------------------------------
                                                        PENSION BENEFITS                       POST-RETIREMENT BENEFITS
                                               -----------------------------------         ------------------------------
                                                      NOVEMBER 30,      DECEMBER 1,        NOVEMBER 30,       DECEMBER 1,
YEAR ENDED                                               2001              2000                2001              2000
----------------------------------------------------------------------------------------------------------------------------
Accrued benefit liability                              $(35,257)         $(69,943)         $  (3,583)         $(94,422)
Liabilities subject to compromise                       (12,550)               -             (64,944)               -
Accumulated other comprehensive loss                      7,578                -                  -                 -
Minority interest in other comprehensive loss             4,757                -                  -                 -
Liabilities held for sale                               (21,520)               -             (23,510)               -
----------------------------------------------------------------------------------------------------------------------------
Net amount recognized                                  $(56,992)         $(69,943)          $(92,037)         $(94,422)
============================================================================================================================

     At November 30, 2001, the benefit obligation for each pension and post-retirement benefit plan disclosed above exceeded the fair value of plan assets. Upon our emergence from bankruptcy, we applied fresh-start reporting that required the elimination of all unrecognized amounts as described above. See Note 4, "Reorganization Case and Fresh-start Reporting" for disclosure of the effect of the elimination.

     An annual rate increase of 11.5% in the per capita cost of health care benefits was assumed, gradually declining to 5.5% in the year 2006 and continuing thereafter at that rate over the projected payout period of the benefits. The health care cost trend rate assumption has a significant effect on the accumulated projected benefit obligation. The effect of a 1% change in this assumption would be as follows:

---------------------------------------------------------------------------------------------------------------------------
                                                                                              POST-RETIREMENT BENEFITS
                                                                                           ------------------------------
                                                                                           NOVEMBER 30,       DECEMBER 1,
YEAR ENDED                                                                                     2001              2000
----------------------------------------------------------------------------------------------------------------------------
Effect on total of service and interest cost
   1% point increase                                                                         $   438           $   456
   1% point decrease                                                                            (411)             (375)
Effect on accumulated projected benefit obligation
   1% point increase                                                                           5,009             5,360
   1% point decrease                                                                          (4,840)           (4,697)
----------------------------------------------------------------------------------------------------------------------------

DEFERRED COMPENSATION PLANS

     We adopted a deferred compensation plan effective January 1, 1998 for the benefit of executive officers and key employees. The unfunded plan allowed participants to elect to defer salary and bonus subject to certain limits. The plan was terminated and assets were distributed to participants in March 2001. The net cost of this plan was $102 in 2001, $317 in 2000 and $221 in 1999.

OTHER RETIREMENT PLANS

     We sponsor a number of defined contribution retirement plans. Participation in these plans is available to substantially all salaried employees and to certain groups of hourly employees. Our cash contributions to these plans are based on either a percentage of employee contributions or on a specified amount per hour depending on the provisions of each plan. The net cost of these plans was $36,368 in 2001, $24,310 in 2000 and $13,767 in 1999.

MULTIEMPLOYER PENSION PLANS

     We participate in and make contributions to numerous construction-industry multiemployer pension plans. Generally, the plans provide defined benefits to substantially all employees covered by collective bargaining agreements. Under the Employee Retirement Income Security Act, a contributor to a multiemployer plan is liable, upon termination or withdrawal from a plan, for its proportionate share of a plan's unfunded vested liability. We currently have no intention of withdrawing from any of the multiemployer pension plans in which we participate. The net cost of these plans was $42,452 in 2001, $30,420 in 2000 and $18,874 in 1999.

11.  TRANSACTIONS WITH AFFILIATES

     We purchased goods and services from and participated in joint ventures with affiliates of a principal stockholder who is also chairman of the board of directors, and was president and chief executive officer, of WGI (the "Principal Stockholder") as follows:

----------------------------------------------------------------------------------------------------------------------------
YEAR ENDED                                            NOVEMBER 30, 2001        DECEMBER 1, 2000         DECEMBER 3, 1999
----------------------------------------------------------------------------------------------------------------------------
Capital expenditures                                        $  299                     $1,201                    $4,428
Lease and maintenance of corporate aircraft                  3,370                      4,555                     3,308
Parts, rentals, overhauls and repairs                        1,436                      5,100                     6,487
Administrative support services                                250                        178                     1,227
Revenue recognized from joint ventures                          -                         -                         500
Profit recognition from joint ventures                          -                         -                         236
----------------------------------------------------------------------------------------------------------------------------

     We performed construction services, mined and sold ballast, sold an aircraft and realized gains on sales of equipment to affiliates of the Principal Stockholder as follows:

----------------------------------------------------------------------------------------------------------------------------
YEAR ENDED                                            NOVEMBER 30, 2001        DECEMBER 1, 2000         DECEMBER 3, 1999
----------------------------------------------------------------------------------------------------------------------------
Construction services                                     $      -                  $     -                     $   171
Ballast sales                                                1,931                        450                     1,328
Sale of construction equipment and aircraft                    630                      6,500                        -
Gain on sales of equipment, net                                314                         -                         12
----------------------------------------------------------------------------------------------------------------------------

     Insurance, surety bonds and financial advisory services were purchased by us from firms owned by or affiliated with persons who were members of our board of directors at the time of purchase as follows:

----------------------------------------------------------------------------------------------------------------------------
YEAR ENDED                                            NOVEMBER 30, 2001        DECEMBER 1, 2000         DECEMBER 3, 1999
----------------------------------------------------------------------------------------------------------------------------
Insurance premiums paid, net                               $17,333                    $11,879                    $9,350
Insurance fees                                               1,048                      1,250                     1,250
Financial advisory services                                    536                      4,311                       567
----------------------------------------------------------------------------------------------------------------------------

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

     In January 1998, we entered into an agreement with an insurance brokerage firm owned by a then member of our board of directors for insurance and bond services. The agreement was effective January 1, 1998 and expired December 31, 2000. Pursuant to the agreement, the brokerage firm received an annual fixed fee of $1,150, which was paid in equal quarterly installments. All insurance commissions earned on policies purchased for us were credited 100% against the fee. The insurance brokerage firm retains 50% of all surety commissions in excess of $250 during each calendar year. In 1999, our board of directors approved an amendment to the agreement to increase the annual fee payable to the brokerage firm to $1,250, effective January 1, 1999. A new agreement, effective January 1, 2001, was approved by our board of directors in January 2001. The new agreement reduced the fixed fee to $850 and eliminated the provision allowing the retention of any surety commissions.

12.  OPERATING SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION

     We operate through five operating units, each of which comprised a separate reportable business segment: Power, Infrastructure & Mining, Industrial/Process, Government and Petroleum & Chemicals. The reportable segments were separately managed, served different markets and customers, and differed in their expertise, technology and resources necessary to perform their services. The presentation of operating unit information for the years ended December 1, 2000 and December 3, 1999 have been reclassified to conform to the presentation for the year ended November 30, 2001.

     Power provides engineering, construction and operations and maintenance services in both nuclear and fossil power markets for turnkey new power plant construction, plant expansion, retrofit and modification, decontamination and decommissioning, general planning, siting and licensing and environmental permitting.

     Infrastructure & Mining provides diverse engineering and construction and construction management services for highways and bridges, airports and seaports, tunnels and tube tunnels, railroad and transit lines, water storage and transport, water treatment, site development, mine operations and hydroelectric facilities. The operating unit generally performs as a general contractor or as a joint venture partner with other contractors on domestic and international projects.

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



------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUE
YEAR ENDED                                            NOVEMBER 30, 2001        DECEMBER 1, 2000         DECEMBER 3, 1999
------------------------------------------------------------------------------------------------------------------------
Power                                                  $   839,434                $   480,748              $     49,236
Infrastructure & Mining                                  1,050,462                    810,957                   770,863
Industrial/Process                                         776,429                    728,073                   598,812
Government                                               1,180,627                    997,813                   887,319
Petroleum & Chemicals                                      218,416                     90,557                        -
Corporate and other                                         (5,861)                    (4,223)                   (1,828)
------------------------------------------------------------------------------------------------------------------------
Total consolidated net revenues                         $4,059,505                 $3,103,925                $2,304,402
========================================================================================================================


------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME (LOSS)
YEAR ENDED                                            NOVEMBER 30, 2001        DECEMBER 1, 2000         DECEMBER 3, 1999
------------------------------------------------------------------------------------------------------------------------
Gross profit (loss)
   Power                                                  $ (8,136)             $     (49,196)                $   2,133
   Infrastructure & Mining                                  52,267                     17,911                    45,786
   Industrial/Process                                      (12,256)                      (574)                   11,412
   Government                                               97,622                    (31,951)                   63,828
   Petroleum & Chemicals                                   (10,804)                   (19,121)                       -
   Corporate and other                                      (3,108)                     1,315                       928
------------------------------------------------------------------------------------------------------------------------
Total gross profit (loss)                                  115,585                    (81,616)                  124,087
------------------------------------------------------------------------------------------------------------------------
General and administrative expenses                        (56,878)                   (37,860)                  (25,999)
------------------------------------------------------------------------------------------------------------------------
Impairment of arbitration claim (corporate and other)           -                    (444,055)                       -
------------------------------------------------------------------------------------------------------------------------
Impairment of acquired assets (corporate and other)             -                    (747,491)                       -
------------------------------------------------------------------------------------------------------------------------
Goodwill amortization
   Power                                                        -                          -                         -
   Infrastructure & Mining                                    (271)                      (865)                     (118)
   Industrial/Process                                         (252)                       (81)                       -
   Government                                              (13,667)                   (14,159)                  (10,363)
   Petroleum & Chemicals                                        -                          -                         -
   Corporate and other                                        (445)                   (10,101)                   (2,095)
------------------------------------------------------------------------------------------------------------------------
Total goodwill amortization                                (14,635)                   (25,206)                  (12,576)
------------------------------------------------------------------------------------------------------------------------
Integration and merger costs
   Power                                                        -                          -                         -
   Infrastructure & Mining                                      -                         (50)                       -
   Industrial/Process                                           -                          -                         -
   Government                                                   -                         (30)                       -
   Petroleum & Chemicals                                        -                          -                         -
   Corporate and other                                     (18,858)                   (15,222)                       -
------------------------------------------------------------------------------------------------------------------------
Total integration and merger costs                         (18,858)                   (15,302)                       -
------------------------------------------------------------------------------------------------------------------------
Restructuring charges
   Power                                                      (137)                        -                         -
   Infrastructure & Mining                                     (38)                        -                         -
   Industrial/Process                                       (2,610)                        -                         -
   Government                                                 (115)                        -                         -
   Petroleum & Chemicals                                      (367)                        -                         -
   Corporate and other                                      (3,696)                        -                         -
------------------------------------------------------------------------------------------------------------------------
Total restructuring charges                                 (6,963)                        -                         -
------------------------------------------------------------------------------------------------------------------------
Operating income (loss)
   Power                                                    (8,273)                   (49,196)                    2,133
   Infrastructure & Mining                                  51,958                     16,996                    45,668
   Industrial/Process                                      (15,118)                      (655)                   11,412
   Government                                               83,840                    (46,140)                   53,465
   Petroleum & Chemicals                                   (11,171)                   (19,121)                       -
   Corporate and other                                     (82,985)                (1,253,414)                  (27,166)
------------------------------------------------------------------------------------------------------------------------
Total operating income (loss)                              $18,251                $(1,351,530)                  $85,512
========================================================================================================================

-------------------------------------------------------------------------------------------------------------------------
ASSETS AS OF                                                                                            NOVEMBER 30, 2001
-------------------------------------------------------------------------------------------------------------------------
   Power                                                                                                    $   115,206
   Infrastructure & Mining                                                                                      514,138
   Industrial/Process                                                                                           163,404
   Government                                                                                                   505,252
   Petroleum & Chemicals                                                                                          2,691
   Corporate and other                                                                                          839,704
-------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                                 $2,140,395
=========================================================================================================================

-------------------------------------------------------------------------------------------------------------------------
CAPITAL EXPENDITURES
YEAR ENDED                                            NOVEMBER 30, 2001        DECEMBER 1, 2000         DECEMBER 3, 1999
-------------------------------------------------------------------------------------------------------------------------
Power                                                     $    229                  $     284                $       -
Infrastructure & Mining                                     18,034                     32,500                    30,077
Industrial/Process                                           1,199                      5,481                     4,239
Government                                                  12,024                      7,817                     7,837
Petroleum & Chemicals                                           -                         231                        -
Corporate and other                                          5,532                      1,774                     8,331
-------------------------------------------------------------------------------------------------------------------------
Total capital expenditures                                 $37,018                    $48,087                   $50,484
=========================================================================================================================


------------------------------------------------------------------------------------------------------------------------
DEPRECIATION AND GOODWILL AMORTIZATION
YEAR ENDED                                            NOVEMBER 30, 2001        DECEMBER 1, 2000         DECEMBER 3, 1999
------------------------------------------------------------------------------------------------------------------------
Power                                                     $  2,947                   $  1,394                 $      23
Infrastructure & Mining                                     48,698                     31,155                    16,218
Industrial/Process                                           5,593                      5,766                     5,762
Government                                                  21,235                     20,485                    14,338
Petroleum & Chemicals                                           -                         541                        -
Corporate and other                                         10,514                     13,894                     5,139
-----------------------------------------------------------------------------------------------------------------------
Total depreciation and amortization                        $88,987                    $73,235                   $41,480
=======================================================================================================================

INVESTMENT IN EQUITY METHOD INVESTEES

     At November 30, 2001 and December 1, 2000, we had $83,792 and $66,008, respectively, in investments accounted for by the equity method. We recorded earnings totaling $17,890, $13,080 and $12,435 in 2001, 2000 and 1999,
respectively. These investments were held and reported as part of the Infrastructure & Mining segment.

GEOGRAPHIC AREAS

     Geographic data regarding our revenue is shown below. Geographical disclosures of long-lived assets were impracticable.

------------------------------------------------------------------------------------------------------------------------
GEOGRAPHIC DATA
YEAR ENDED                                            NOVEMBER 30, 2001        DECEMBER 1, 2000         DECEMBER 3, 1999
------------------------------------------------------------------------------------------------------------------------
Revenue
   United States                                        $3,416,825                 $2,684,295                $2,079,132
   International                                           642,680                    419,630                   225,270
------------------------------------------------------------------------------------------------------------------------
Total revenue                                           $4,059,505                 $3,103,925                $2,304,402
========================================================================================================================

     Revenue from international operations in 2001, 2000 and 1999 were in numerous geographic areas without significant concentration.

MAJOR CUSTOMERS

     Ten percent or more of our total revenues for one or more of the three years in the period ended November 30, 2001 were derived from contracts and subcontracts performed by the Industrial/Process and Government segments with the following customers:


------------------------------------------------------------------------------------------------------------------------
YEAR ENDED                                            NOVEMBER 30, 2001        DECEMBER 1, 2000         DECEMBER 3, 1999
------------------------------------------------------------------------------------------------------------------------
Department of Energy                                      $218,700                   $341,500                  $493,856
Department of Defense                                      695,181                    412,526                   250,155
------------------------------------------------------------------------------------------------------------------------

13.  CONTINGENCIES AND COMMITMENTS

SUMMITVILLE ENVIRONMENTAL MATTERS

     From July 1985 to June 1989, Industrial Constructors Corp. ("ICC"), one of our wholly-owned subsidiaries, performed various contract mining and construction services at the Summitville mine near Del Norte, Colorado. In 1996, the United States and the State of Colorado commenced an action under the Comprehensive Environmental Response, Compensation and Liability Act in the U.S. District Court for the District of Colorado against Mr. Robert Friedland, a PRP, to recover the response costs incurred and to be incurred at the Summitville Mine Superfund Site (the "Site"). No other parties were named as defendants in the original complaints in this action. On April 30, 1999, Friedland filed a third-party complaint naming ICC and nine other defendants, alleging that such defendants are jointly and severally liable for the response costs and requesting that the response costs be equitably allocated. In October 1999, the United States and Colorado amended their complaints to add direct claims against ICC and other parties.

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

OTHER ENVIRONMENTAL MATTERS

     We were identified as a PRP and were contingently liable for remediation liabilities in connection with Old MK's former transit business. We were obligated to indemnify the buyer of the transit business for remediation costs and have therefore accrued a $3,000 liability. Our obligations under this indemnification were discharged in our bankruptcy proceedings on the Effective Date of our Plan of Reorganization.

     We are responsible for decontaminating and decommissioning a nuclear licensed site owned and operated by EMD, part of the Government operating unit, a business held for sale. During 2001, one facility underwent decontamination and decommissioning at a total cost of $8,000, of which the U.S. Navy paid 75% and we paid 25%. In April 2002, we presented a claim to the U.S. Navy requesting funding for the decontamination and decommissioning of the remaining site. Although we do not have a commitment from the U.S. Navy to pay for such future costs, we expect that, as in the past, the U.S. Navy will share in the responsibility for such costs. At November 30, 2001, we accrued $701 for what we currently estimate to be our share of the future decontamination and decommissioning costs at this site.

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

LETTERS OF CREDIT

     In the normal course of business, we cause letters of credit to be issued in connection with contract performance obligations that are not required to be reflected in the balance sheet. We are obligated to reimburse the issuer of such letters of credit for any payments made thereunder. At November 30, 2001 and December 1, 2000, $177,247 and $253,927, respectively, in face amount of letters of credit were outstanding. We have pledged cash and cash equivalents as collateral for our reimbursement obligations with respect to $22,410 in face amount of specified letters of credit that were outstanding at November 30, 2001. At November 30, 2001, $122,040 of the outstanding letters of credit were issued under the $500,000 RE&C Financing Facilities and $32,782 of outstanding letters of credit were issued under the DIP Facility described in Note 8, "Credit Facilities."

     In connection with a 1989 sale of Old MK's ownership interest in a shipbuilding subsidiary, we assumed a guarantee of port facility bonds of $21,000 through 2002. The former subsidiary collateralized the bonds with some of its assets and has established a sinking fund for the bonds. This guarantee was rejected during our bankruptcy process without liability to us.

LONG-TERM LEASES

     Total rental and long-term lease payments for real estate and equipment charged to operations in 2001, 2000 and 1999 were $74,718, $85,520 and $60,561, respectively. Future minimum rental payments under operating leases, some of which contain renewal or escalation clauses, with remaining noncancelable terms in excess of one year at November 30, 2001 were as follows:

--------------------------------------------------------------------------------------------------------------------------
YEAR ENDING                                                  REAL ESTATE                 EQUIPMENT                   TOTAL
--------------------------------------------------------------------------------------------------------------------------
January 3, 2003                                               $  30,230                    $2,431                $  32,661
January 2, 2004                                                  27,260                     1,680                   28,940
December 31, 2004                                                25,103                     1,063                   26,166
December 30, 2005                                                24,121                       922                   25,043
December 29, 2006                                                23,694                       962                   24,656
Thereafter                                                       38,967                        -                    38,967
--------------------------------------------------------------------------------------------------------------------------
Totals                                                         $169,375                    $7,058                 $176,433
==========================================================================================================================

     The table above represents obligations existing for the respective periods after adjustment for approximately $250,808 of future lease obligations that were rejected, eliminated or renegotiated during the bankruptcy process through reformation of the related lease.

OTHER

     In May 1998, Leucadia National Corporation filed an action against us and some of our officers and directors in the U.S. District Court for the District of Utah. The complaint alleged fraud in the sale of shares of MK Gold Corporation ("MK Gold") by Old MK to Leucadia and sought rescission of the sale and restitution of $22,500. Leucadia contended that we knew or believed that a non-competition agreement between us and MK Gold was unenforceable and failed to disclose that belief to Leucadia. The non-competition agreement is the subject of separate litigation between MK Gold and WGI. MK Gold was seeking alleged damages of up to $10,000. On January 5, 1999, the two cases were consolidated for trial. In April 2001, we entered into a settlement agreement with Leucadia and MK Gold and, as a result, (i) the litigation was dismissed and the parties granted one another mutual releases; (ii) we paid to MK Gold $1,500;
(iii) we issued a promissory note to MK Gold for $10,000; and (iv) we agreed to extend the term of the non-competition agreement through 2006. We recorded the charge for this settlement in November 2000. In our bankruptcy proceedings, the non-competition agreement and the extension thereof contained in the settlement agreement were rejected and terminated and amounts due to MK Gold under the promissory note were treated as a general unsecured claim and were discharged on the Effective Date pursuant to our Plan of Reorganization.

     Some current and former officers, employees and directors of WGI were named defendants in an action filed by two former participants in the Old MK 401(k) Plan and Employee Stock Ownership Plan in the U.S. District Court for the District of Idaho. The complaint alleges, among other things, that the defendants breached certain fiduciary duties. On July 12, 2000, the court denied plaintiffs' motion to reconsider a prior summary judgment in favor of specified defendants and granted summary judgment with respect to specified other defendants with the result that WGI and all current and former officers, employees and directors have been dismissed from the action. The court also certified the case as a class action. The remaining defendants in this proceeding are the two plan committees and two companies (to which we had indemnification obligations that were discharged in our bankruptcy proceedings) involved in administration of the plans.

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

14.  SUPPLEMENTAL CASH FLOW INFORMATION

--------------------------------------------------------------------------------------------------------------------------
YEAR ENDED                                              NOVEMBER 30, 2001       DECEMBER 1, 2000          DECEMBER 3, 1999
--------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                                                   $31,975               $20,376                    $4,934
Income taxes paid, net                                            7,125                 8,816                     9,379
==========================================================================================================================
SUPPLEMENTAL NONCASH INVESTING ACTIVITIES
Investment in foreign subsidiaries adjusted for
   cumulative translation adjustments, net of
   income tax benefit                                            $1,851               $(8,575)                  $(6,426)
==========================================================================================================================
Business combinations:
   Fair value of assets                                              -             $1,651,653                  $415,074
   Liabilities assumed                                               -             (1,491,523)                 (282,980)
--------------------------------------------------------------------------------------------------------------------------
Total cash paid, including acquisition costs
   of $7,705 and $6,551                                              -            $   160,130                  $132,094
==========================================================================================================================

15.  COMPREHENSIVE INCOME (LOSS)

     Comprehensive income for the years ended November 30, 2001, December 1, 2000 and December 3, 1999 was as follows:

---------------------------------------------------------------------------------------------------------------------------
                                                                               BEFORE-TAX      TAX (EXPENSE)     NET-OF-TAX
FOR YEAR ENDED NOVEMBER 30, 2001                                                 AMOUNT         OR BENEFIT         AMOUNT
---------------------------------------------------------------------------------------------------------------------------
Foreign currency translation adjustments                                         $2,849            $  (998)       $ 1,851
---------------------------------------------------------------------------------------------------------------------------
Unrealized gains (losses) on marketable securities:
   Unrealized net holding gains (losses) arising during period                      775               (301)           474
   Less: Reclassification adjustment for net (gains) losses
     realized in net income                                                      (1,411)               550           (861)
---------------------------------------------------------------------------------------------------------------------------
Net unrealized gains (losses)                                                      (636)               249           (387)
---------------------------------------------------------------------------------------------------------------------------
Derivatives designated as cash flow hedges:
   Cumulative effect of adoption of accounting principle                         (1,901)               740         (1,161)
   Loss on settled or terminated contracts                                        4,502             (1,752)         2,750
---------------------------------------------------------------------------------------------------------------------------
Net derivative activity                                                           2,601             (1,012)         1,589
---------------------------------------------------------------------------------------------------------------------------
Minimum pension liability adjustment, net of minority interests                  (7,578)             2,948         (4,630)
---------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss)                                               $(2,764)            $1,187        $(1,577)
===========================================================================================================================

---------------------------------------------------------------------------------------------------------------------------
                                                                               BEFORE-TAX      TAX (EXPENSE)     NET-OF-TAX
FOR YEAR ENDED DECEMBER 1, 2000                                                  AMOUNT         OR BENEFIT         AMOUNT
---------------------------------------------------------------------------------------------------------------------------
Foreign currency translation adjustments                                       $(12,113)            $3,538        $(8,575)
---------------------------------------------------------------------------------------------------------------------------
Unrealized gains (losses) on marketable securities:
   Unrealized net holding gains (losses) arising during period                      398               (160)           238
   Less: Reclassification adjustment for net (gains) losses
     realized in net income                                                        (194)                78           (116)
---------------------------------------------------------------------------------------------------------------------------
Net unrealized gains (losses)                                                       204                (82)           122
---------------------------------------------------------------------------------------------------------------------------
Unrealized loss on foreign exchange contracts                                    (2,601)             1,012         (1,589)
---------------------------------------------------------------------------------------------------------------------------
Minimum pension liability adjustment                                                146                (57)            89
---------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss)                                              $(14,364)            $4,411        $(9,953)
===========================================================================================================================

---------------------------------------------------------------------------------------------------------------------------
                                                                               BEFORE-TAX      TAX (EXPENSE)     NET-OF-TAX
FOR YEAR ENDED DECEMBER 3, 1999                                                  AMOUNT         OR BENEFIT         AMOUNT
---------------------------------------------------------------------------------------------------------------------------
Foreign currency translation adjustments                                       $(10,485)            $4,059        $(6,426)
----------------------------------------------------------------------------------------------------------------------------
Unrealized gains (losses) on marketable securities:
   Unrealized net holding gains (losses) arising during period                     (930)               363           (567)
   Less: Reclassification adjustment for net (gains) losses
     realized in net income                                                          60                (24)            36
---------------------------------------------------------------------------------------------------------------------------
Net unrealized gains (losses)                                                      (870)               339           (531)
---------------------------------------------------------------------------------------------------------------------------
Minimum pension liability adjustment                                                950               (369)           581
---------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss)                                              $(10,405)            $4,029        $(6,376)
===========================================================================================================================

     The accumulated balances related to each component of other comprehensive income (loss) were as follows:

---------------------------------------------------------------------------------------------------------------------------
                                                                                              MINIMUM          ACCUMULATED
                                              FOREIGN     UNREALIZED            NET           PENSION             OTHER
                                             CURRENCY   GAINS (LOSSES)      DERIVATIVE       LIABILITY        COMPREHENSIVE
                                               ITEMS     ON SECURITIES       ACTIVITY       ADJUSTMENT        INCOME (LOSS)
---------------------------------------------------------------------------------------------------------------------------
Balance at November 30, 1998               $  (3,050)        $796            $    -         $   (670)          $  (2,924)
Other comprehensive income (loss)             (6,426)        (531)                -              581              (6,376)
---------------------------------------------------------------------------------------------------------------------------
Balance at December 3, 1999                   (9,476)         265                 -              (89)             (9,300)
Other comprehensive income (loss)             (8,575)         122             (1,589)             89              (9,953)
---------------------------------------------------------------------------------------------------------------------------
Balance at December 1, 2000                  (18,051)         387             (1,589)             -              (19,253)
Other comprehensive income (loss)              1,851         (387)             1,589          (4,630)             (1,577)
---------------------------------------------------------------------------------------------------------------------------
Balance at November 30, 2001                $(16,200)      $   -             $    -          $(4,630)           $(20,830)
===========================================================================================================================

16.  CAPITAL STOCK, STOCK PURCHASE WARRANTS AND STOCK COMPENSATION PLAN

     As discussed in Note 4, "Reorganization Case and Fresh-start Reporting," our Plan of Reorganization canceled all of the then outstanding shares of capital stock, stock purchase warrants and stock options as of January 25, 2002, and new capital stock, stock purchase warrants and stock options were issued. The following was the status of these shares, warrants and options as of November 30, 2001 prior to our filing for and emergence from bankruptcy protection.

CAPITAL STOCK

     Pursuant to our certificate of incorporation, we had the authority to issue 100,000 shares of common stock and 10,000 shares of preferred stock. Preferred stock could be issued at any time or from time to time in one or more series with such designations, powers, preferences and rights, qualifications, limitations and restrictions thereon as determined by our board of directors.

STOCK PURCHASE WARRANTS

     At November 30, 2001, we had outstanding stock purchase warrants giving rights to acquire 2,865 shares of our old common stock at an exercise price of $12.00 per share. All such warrants were scheduled to expire in March 2003.

STOCK REPURCHASE PROGRAM

     In January 1998, our board of directors authorized the purchase, from time to time, of up to 2,000 shares of our common stock and up to 2,765 of our stock purchase warrants. As of June 1999, 2,000 shares had been repurchased. In July 1999, our board of directors authorized the purchase of an additional 2,000 shares of our common stock. As of November 30, 2001, no shares had been repurchased under the new authorization.

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

     Non-employee directors could elect to forego receipt in cash of certain fees earned during any year in return for an option with a grant price equal to 80% of the fair market value of our common stock, vesting quarterly during the year with a term period of up to ten years as determined by our board of directors. Non-employee directors elected options for 95, 85 and 83 shares in lieu of fees earned in 2001, 2000 and 1999, respectively.

     On April 11, 1997, our stockholders adopted the 1997 Stock Option and Incentive Plan for Non-employee Directors (the "1997 Plan") which provided for grants in the form of nonqualified stock options and restricted stock awards. Grant prices per share for stock options were at fair market value at the date of grant. The number of shares available for grant as options and restricted stock awards was 500 shares, of which no more than 100 shares could be awarded as restricted. Grants of nonqualified stock options and restricted stock awards to the non-employee directors under the 1997 Plan did not preclude grants under the 1994 Plan. Options were subject to terms and conditions determined by our board of directors and had a term not exceeding 10 years from the date of grant. Option activity under our stock plans is summarized as follows:

--------------------------------------------------------------------------------------------------------------------------
                                  NOVEMBER 30, 2001               DECEMBER 1, 2000                 DECEMBER 3, 1999
--------------------------------------------------------------------------------------------------------------------------
                                             WEIGHTED-                        WEIGHTED-                        WEIGHTED-
                              NUMBER          AVERAGE          NUMBER          AVERAGE           NUMBER         AVERAGE
                            OF OPTIONS    EXERCISE PRICE     OF OPTIONS    EXERCISE PRICE      OF OPTIONS   EXERCISE PRICE
--------------------------------------------------------------------------------------------------------------------------
Outstanding at
   beginning of year            7,638          $8.73             4,824          $9.78             2,084         $ 9.15
Granted                           636           9.46             3,427           7.32             3,054          10.20
Canceled                         (857)          9.33              (480)          9.30              (290)          9.86
Exercised                          --             --              (133)          8.58               (24)          8.49
--------------------------------------------------------------------------------------------------------------------------
Outstanding at
   end of year                  7,417          $8.72             7,638          $8.73             4,824         $ 9.78
==========================================================================================================================
Exercisable at end
   of year                      2,476          $8.36             1,516          $8.81             1,234         $ 8.46
Shares available
   for grant                    2,663             --             2,442             --             3,404             --
--------------------------------------------------------------------------------------------------------------------------

     The terms and conditions of restricted stock awards issued to key employees were determined by our board of directors. Upon termination of employment, shares that remained subject to restriction were forfeited. At November 30, 2001, there were no restricted shares outstanding. No restricted stock awards were made in 2001, 2000 and 1999.

STOCK-BASED COMPENSATION

     We adopted the disclosure-only provisions of the Financial Accounting Standards Board Statement No. 123 ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS No. 123") issued in October 1995. Accordingly, compensation cost has been recorded based only on the intrinsic value of the options granted. We recognized $4, $192 and $219 of compensation cost in 2001, 2000 and 1999, respectively, for stock-based compensation awards. If we had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income (loss) would have been adjusted to the pro forma amounts as follows:

-----------------------------------------------------------------------------------------------------------------------
                                                      NOVEMBER 30, 2001        DECEMBER 1, 2000         DECEMBER 3, 1999
-----------------------------------------------------------------------------------------------------------------------
Net income (loss)
   As reported                                            $(84,976)                 $(859,376)                  $48,285
   Pro forma                                               (89,098)                  (865,333)                   46,161
-----------------------------------------------------------------------------------------------------------------------
Net income (loss) per share
   As reported    - basic                                   $(1.62)                  $(16.41)                      $.92
                  - diluted                                  (1.62)                   (16.41)                       .91
   Pro forma      - basic                                    (1.70)                   (16.52)                       .88
                  - diluted                                  (1.70)                   (16.52)                       .87
-----------------------------------------------------------------------------------------------------------------------

     The pro forma amounts set forth above reflect the portion of the estimated fair value of awards earned in 2001, 2000 and 1999 based on the vesting period of the options.

     The Black-Scholes option valuation model was used to estimate the fair value of the options for purposes of the pro forma presentation set forth above.

     The following assumptions were used in the valuation and no dividends were assumed:

----------------------------------------------------------------------------------------------------------------------------
                                                                 2001                       2000                      1999
----------------------------------------------------------------------------------------------------------------------------
Average expected life (years)                                      5                          5                         5
Expected volatility                                             40.7%                      40.2%                     35.7%
Risk-free interest rate                                          5.7%                       6.1%                      5.5%
Weighted-average fair value:
   Exercise price equal to market price at grant                $3.71                      $2.99                     $3.35
   Exercise price less than market price at grant                4.44                       3.67                      3.97
----------------------------------------------------------------------------------------------------------------------------

     The assumptions used in the Black-Scholes option valuation model are highly subjective, particularly as to stock price volatility of the underlying stock, and can materially affect the resulting valuation.

     The following table summarizes information regarding options that were outstanding at November 30, 2001:

--------------------------------------------------------------------------------------------------------------------------
                                             OPTIONS OUTSTANDING                                 OPTIONS EXERCISABLE
                          -------------------------------------------------------         --------------------------------
                                                                 WEIGHTED-AVERAGE
                                         WEIGHTED-AVERAGE            REMAINING                          WEIGHTED-AVERAGE
PRICE RANGE               NUMBER          EXERCISE PRICE         CONTRACTUAL LIFE         NUMBER         EXERCISE PRICE
--------------------------------------------------------------------------------------------------------------------------
Below $7.38               2,809              $  7.04                   8.05                  860            $  6.66
$7.38 - $10.25            4,213                 9.66                   4.52                1,400               9.04
Above $10.25                395                10.66                   7.15                  216              10.78
-----------------------------------------------------------------------------------------------------------------------

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

17. FINANCIAL INSTRUMENTS

     The estimated fair values of financial instruments at November 30, 2001 were determined by us, using available market information and valuation methodologies believed to be appropriate. However, judgment is necessary in interpreting market data to develop the estimates of fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.

     The carrying amounts and estimated fair values of certain financial instruments at November 30, 2001 and December 1, 2000 were as follows:

--------------------------------------------------------------------------------------------------------------------------
                                                              NOVEMBER 30, 2001                   DECEMBER 1, 2000
--------------------------------------------------------------------------------------------------------------------------
                                                         CARRYING             FAIR            CARRYING             FAIR
                                                          AMOUNT              VALUE            AMOUNT              VALUE
--------------------------------------------------------------------------------------------------------------------------
FINANCIAL ASSETS
Customer retentions                                       $45,609            $43,184            $41,934           $40,024

FINANCIAL LIABILITIES
Subcontract retentions                                     11,751             11,126             10,125             9,664
--------------------------------------------------------------------------------------------------------------------------

     The fair value of other financial instruments, including those included in assets and liabilities held for sale, was comprised of (i) cash and cash equivalents, accounts receivable excluding customer retentions, unbilled receivables and accounts and subcontracts payable excluding retentions which approximate cost because of the immediate or short-term maturity and (ii) customer retentions, subcontract retentions and customer advances estimated by discounting expected cash flows at rates currently available to us for instruments with similar risks and maturities. As discussed in Note 4, "Reorganization Case and Fresh-start Reporting," a significant amount of our liabilities, including all of our outstanding debt, were liabilities subject to compromise at November 30, 2001. As such, fair values for these liabilities are not meaningful.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Following the commencement of the bankruptcy cases in 2001, PricewaterhouseCoopers LLP informed us that it had concluded that it was not a "disinterested person" with respect to the Debtors and, accordingly, could not continue to serve as independent public accountants of the Debtors during the pendency of the bankruptcy proceedings. In addition, PricewaterhouseCoopers LLP notified us that they could give no assurance that they would be able to act as our independent public accountants following the Debtors' emergence from bankruptcy protection. As a result, on October 3, 2001, we dismissed PricewaterhouseCoopers LLP and selected Deloitte & Touche LLP as our independent public accountants. For a more detailed discussion, see our current report on Form 8-K filed October 3, 2001

     During the fiscal year ended November 30, 2001, there were no disagreements with accountants on accounting and financial disclosure matters.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Certain information with respect to our board of directors as of April 30, 2002, including business experience for the past five years and all positions held by them with the registrant, is set forth below. The authorized number of directors for our board of directors is eleven, and the directors are divided into three classes. Class I consists of three directors who will hold office until the annual meeting of stockholders to be held in 2003, Class II consists of four directors who will hold office until the annual meeting of stockholders to be held in 2004, and Class III consists of four directors who will hold office until the annual meeting of stockholders to be held in 2005.

                                                        PRINCIPAL OCCUPATION AND                                   DIRECTOR
  CLASS                 NAME                 BUSINESS EXPERIENCE FOR PREVIOUS FIVE YEARS                 AGE        SINCE
---------      ----------------------   ----------------------------------------------------------       ---       --------
Class III      David H. Batchelder      Chairman and Chief Executive Officer of Batchelder &             52         1993
                                        Partners, Inc. (investment advisory and consulting firm)
                                        and Managing Member of Relational Investors LLC (general
                                        partner of active investment fund), San Diego, CA. Mr.
                                        Batchelder also serves as a director of Apria Healthcare
                                        Group, Inc. and Nuevo Energy Company.

Class III      Michael R. D'Appolonia   Principal and President, Nightingale & Associates, LLC           53         2002
                                        (restructuring consultants), Stamford, CT. Formerly
                                        Chief Executive Officer of McCulloch Corporation (lawn
                                        and garden equipment manufacturer), Tucson, AZ;
                                        President and Chief Executive Officer of Halston
                                        Borghese, Inc. (manufacturer and distributor of
                                        fragrances and cosmetics), New York, NY; and Simmons
                                        Upholstered Furniture, Inc. (manufacturer of residential
                                        furniture), St. Louis, MO.

Class I        William J. Flanagan      Managing Partner of Skarven, LLC (market design and              59         2002
                                        market information technology application), New York,
                                        NY. Formerly President and Chief Executive Officer of
                                        Independent Market Services, LLC (market design and
                                        trading technology implementation), New York, NY; Senior
                                        Managing Director of Cantor Fitzgerald, L.P. (brokerage
                                        services), New York, NY; and Commander-in-Chief of the
                                        United States Atlantic Fleet, United States Navy,
                                        Norfolk, VA.

Class III      C. Scott Greer           Chairman, President and Chief Executive Officer of               51         2002
                                        Flowserve Corporation (flow management industry
                                        services), Irving, TX. Formerly President of United
                                        Technologies Automotive, Inc. (manufacturer of
                                        automotive systems), Hartford, CT; and President and
                                        Chief Operating Officer of Echlin Incorporated (supplier
                                        of automotive products), Branford, CT.

Class II       Stephen G. Hanks         President and Chief Executive Officer of Washington              51         2001
                                        Group International, Inc. and member of the Office of
                                        the Chairman. Formerly President and formerly Executive
                                        Vice President, Chief Legal Officer and Secretary of
                                        Washington Group International, Inc.

                                     III-1

                                                        PRINCIPAL OCCUPATION AND                                   DIRECTOR
  CLASS                 NAME                 BUSINESS EXPERIENCE FOR PREVIOUS FIVE YEARS                 AGE        SINCE
---------      ----------------------   ----------------------------------------------------------       ---       --------
Class I        William H. Mallender     Retired. Formerly Chairman of the Board and Chief                66         2002
                                        Executive Officer of Talley Industries, Inc. (design,
                                        manufacture and supply of defense, aerospace, industrial
                                        and commercial products and services and development of
                                        Phoenix area real estate), Phoenix, AZ; Chairman of the
                                        Board of IPB Aircraft Ltd. (aircraft technology),
                                        London, England; Chairman of IBP Aerospace Group, Inc.
                                        (solid propellant actuated ejection seats), East
                                        Hartford, CT; and Co-Owner and Vice Chairman of Alpha
                                        Engineering Associates (heavy construction equipment
                                        dealer), Temecula, CA.

Class II       Michael P. Monaco        Business Consultant in New York, NY. Formerly Chairman           54         2002
                                        and Chief Executive Officer of Accelerator, LLC
                                        (outsource service provider), New York, NY; and Vice
                                        Chairman of Cendant Corporation and  Chairman and Chief
                                        Executive Officer of its Direct Marketing Division
                                        (travel and real estate services), New York, NY.

Class II       Cordell Reed             Retired. Formerly Senior Vice President of Commonwealth          64         2002
                                        Edison Company (electrical service provider), Chicago, IL.

Class II       Bettina M. Whyte         Principal of Jay Alix & Associates (crisis management),          53         2002
                                        New York, NY. Formerly Principal of Price Waterhouse
                                        LLC (accounting), Houston, TX.

Class III      Dennis K. Williams       Chairman, President and Chief Executive Officer of IDEX          45         2002
                                        Corporation (manufacturer of pump products and other
                                        engineered products), Northbrook, IL. Formerly
                                        President and Chief Executive Officer of GE Power
                                        Systems Industrial Products (manufacturer of industrial
                                        systems), Florence, Italy.

Class I        Dennis R. Washington     Chairman of Washington Group International, Inc.                 67         1996
                                        Founder and principal shareholder of Washington
                                        Corporations (interstate trucking and repair and sale of
                                        machinery equipment), Missoula, Montana; and founder
                                        and/or principal stockholder or partner in entities, the
                                        principal businesses of which include rail
                                        transportation, shipping, barging and ship assist,
                                        mining, heavy construction, environmental remediation
                                        and real estate development. Mr. Washington's principal
                                        business is to make, manage and hold investments in
                                        operating entities. Formerly, Chairman, President and
                                        Chief Executive Officer of Washington Group
                                        International, Inc.

                                     III-2

EXECUTIVE OFFICERS

         Certain information with respect to our executive officers as of April 30, 2002, including all positions held by them with us, is set forth below. Our executive officers are elected by our board of directors for terms of one year and until their successors are elected and qualified.

                                              POSITION WITH REGISTRANT AND                                     OFFICER
        NAME                         BUSINESS EXPERIENCE FOR PREVIOUS FIVE YEARS                       AGE      SINCE
-------------------------   ----------------------------------------------------------------------     ---     -------
Dennis R. Washington(1)     Chairman                                                                    67      1999

Stephen G. Hanks(2)         President and Chief Executive Officer                                       51      1996

Charles R. Oliver(3)        Senior Executive Vice President and Chief Operating Officer                 58      2001

Stephen M. Johnson(4)       Senior Executive Vice President and Chief Business Development Officer      50      2001

George H. Juetten(5)        Executive Vice President and Chief Financial Officer                        54      2001

G. Bretnell Williams(6)     Executive Vice President and President of Washington Services               72      2001

Ralph R. DiSibio(7)         Executive Vice President and President of Energy                            60      2001

Ambrose L. Schwallie(8)     Executive Vice President and President of Defense                           54      1999

Guy M. Stricklin(9)         Executive Vice President and President of Infrastructure                    57      2001

Greg P. Therrien(10)        Executive Vice President and President of Industrial/Process                44      2001

Thomas H. Zarges(11)        Executive Vice President and President of Power                             54      1996

Reed N. Brimhall(12)        Senior Vice President and Controller                                        48      1999

Larry L. Myers(13)          Senior Vice President--Human Resources                                     47      2001

Richard D. Parry(14)        Senior Vice President and General Counsel                                   49      2001

Frank S. Finlayson(15)      Vice President and Treasurer                                                41      1997

Cynthia M. Stinger(16)      Vice President--Government Affairs                                         46      2002

Craig G. Taylor(17)         Secretary                                                                   45      2000

(1) For certain biographical information regarding Mr. Washington, see "DIRECTORS" above.

(2) For certain biographical information regarding Mr. Hanks, see "DIRECTORS" above.

(3) Mr. Oliver is a member of the Office of the Chairman. He formerly served the registrant as Senior Executive Vice President and Chief Business Development Officer. He also formerly served Fluor Daniel, Inc. (engineering and construction) in various group president positions related to sales, strategic planning, project development and project finance.

(4) Mr. Johnson is a member of the Office of the Chairman. He formerly served the registrant as Senior Vice President. He also formerly served as Senior Vice President of Global Development, Marketing and Strategy for Fluor Corporation (engineering, procurement, construction, and maintenance services) and as Vice President of Sales for Fluor Daniel, Inc. (engineering and construction). Mr. Johnson is also a member of the Board of Directors of North-South American Trading Company (NSAT) of Montreal, Quebec, Canada.

(5) Mr. Juetten is a member of the Office of the Chairman. He formerly served Dresser Industries, Inc. (supplier of products and services for oil and natural gas industry) as Senior Vice President and Chief Financial Officer, and as Vice President and Controller.

(6) Mr. Williams formerly served the registrant as President and Chief Executive Officer of Industrial/Process and as Executive Vice President of Industrial/Process.

(7) Mr. DiSibio formerly served the registrant as Executive Vice President of Business Development-Power. He also formerly served Parsons Power Group as President.

(8) Mr. Schwallie formerly served the registrant as Executive Vice President and President and Chief Executive Officer of MK Government Services Group. He also formerly served as President of Westinghouse Savannah River Company (defense program contract services).

(9) Mr. Stricklin formerly served Flatiron Structures Company as President of Design/Build Division.

(10) Mr. Therrien formerly served the registrant as Executive Vice President-Operations of Industrial/Process, Senior Vice President-Automotive/Manufacturing/Buildings of Industrial/Process, and Vice President-Automotive Industrial Manufacturing of Industrial/Process.

                                     III-3

(11) Mr. Zarges formerly served the registrant as President and Chief Executive Officer of Industrial/Process Group and MK Engineers and Constructors and as Senior Vice President-Operations.

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

(14) Mr. Parry formerly served the registrant as Vice President -Legal.

(15) Mr. Finlayson formerly served the registrant as Vice President of Project Finance.

(16) Ms. Stinger formerly served GPU Inc. as Vice President of Government Affairs and President of the GPU Foundation.

(17) Mr. Taylor formerly served the registrant as Associate General Counsel.

                                     III-4

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table summarizes all plan and non-plan compensation awarded or paid to, or earned by, each individual who acted as our chief executive officer during the last fiscal year and our other four most highly compensated executive officers (collectively, the "Named Executives") (as well as David L. Myers, for whom disclosure would have been provided but for the fact that he was not serving as an executive officer at the end of the last completed fiscal year) during the fiscal years indicated:

                                                  ANNUAL COMPENSATION                   AWARDS
                                                  -------------------                   ------
                                                                        OTHER ANNUAL       SECURITIES
                                                  SALARY     BONUS      COMPENSATION       UNDERLYING         ALL OTHER
NAME AND PRINCIPAL POSITION               YEAR       ($)       ($)           ($)       OPTIONS/ SARS (#)(1)   COMP. ($)
---------------------------------------- ------  ---------  --------  ---------------  -------------------    -----------
Stephen G. Hanks                         2001       524,616   300,000        24,577(2)                        47,920(3)
President and Chief Executive Officer    2000       410,769   200,000        22,049(4)           300,000      35,744
                                         1999       322,692   200,000        21,8735              50,000      10,290

Vincent L. Kontny                        2001       463,654   397,583                                          8,500(6)
Chief Operating Officer                  2000       285,577   200,000                            200,000       8,500
                                         1999

Ambrose L. Schwallie                     2001       367,708   187,500         12,354(7)                        5,103(8)
Executive Vice President and President   2000       338,747   175,000         10,911(9)          180,000       6,148
and Chief Executive Officer of           1999       203,822   284,375         10,250(10)          50,000       3,941
Government

Thomas H. Zarges                         2001       436,539   220,000         32,340(11)          25,000     253,635(12)
Executive Vice President and President   2000       411,539   175,000         16,228(13)         180,000      25,283
and Chief Executive Officer of Power     1999       374,616   200,000         15,012(14)          75,000      29,074


Charles R. Oliver                        2001       400,096   225,000                            100,000      43,808(15)
Senior Executive Vice President and      2000
Chief Operating Officer                  1999

David L. Myers                           2001       391,161   300,008                             75,000      72,991(16)
Executive Vice President - Corporate     2000       176,935    50,000      1,539,428(17)                      11,648
Affairs                                  1999


(1) The numbers in this column notwithstanding, effective as of January 25, 2002, all of the above options were canceled pursuant to the Plan of Reorganization; therefore, none of these options are currently exercisable or will become exercisable at any time in the future.

(2) Consists of disability insurance premium of $10,712, imputed income of $810 in connection with an executive term life insurance policy, tax gross-up of $10,916 on the foregoing disability insurance premium and the value of the term life insurance premium, and distribution of $2,139 preferential interest earned on deferred compensation.

(3) Consists of $8,500 matching contributions to Mr. Hanks' 401(k) account, service recognition of $3,102, and $36,318 representing Mr. Hanks' interest in his executive life insurance policy's cash surrender value as projected on an actuarial basis attributable to the 2001 premium.

(4) Consists of disability insurance premium of $10,712, imputed income of $610 in connection with an executive life insurance policy, and tax gross-up of $10,727 on the foregoing disability insurance premium and the value of the term life insurance premium reported in the last column of this table.

(5) Consists of disability insurance premium of $10,712, imputed income of $520 in connection with an executive term life insurance policy, and tax gross-up of $10,641 on the foregoing disability insurance premium and the value of the term life insurance premium.

                                     III-5

(6) Consists of $8,500 matching contribution to Mr. Kontny's 401(k) account.

(7) Consists of perquisite allowance of $8,000 and $4,354 for personal financial planning service.

(8) Consists of $5,103 matching contribution to Mr. Schwallie's 401(k) account.

(9) Consists of imputed income of $661 in connection with executive life insurance, $8,000 perquisite allowance and $2,250 for personal financial planning services.

(10) Consists of perquisite allowance of $8,000 and $2,250 for personal financial planning services.

(11) Consists of disability insurance premium of $7,441, imputed income of $889 in connection with an executive term life insurance policy, tax gross-up of $6,309 on the foregoing disability insurance premium and the value of the term life insurance premium, reimbursement for $9,000 of incidental expenses in connection with relocation, and distribution of $8,701 preferential interest earned on deferred compensation.

(12) Consists of $8,500 matching contributions to Mr. Zarges' 401(k) account, relocation incentive payment of $142,323, tax gross-up of $81,852 on foregoing relocation incentive payment, imputed income of $1,937 with respect to relocation, tax gross-up of $1,648 on foregoing imputed income, and $17,375 representing Mr. Zarges' interest in his executive life insurance policy's cash surrender value as projected on an actuarial basis attributable to the 2001 premium.

(13) Consists of disability insurance premium of $7,342, imputed income of $780 in connection with an executive life insurance policy, and tax gross-up of $8,106 on the foregoing disability insurance premium and the value of the term life insurance premium reported in the last column of this table.

(14) Consists of disability insurance premium of $7,153, imputed income of $720 in connection with an executive term life insurance policy and tax gross-up of $7,139 on the foregoing disability insurance premium and the value of the term life insurance premium.

(15) Consists of $8,500 matching contribution to Mr. Oliver's 401(k) account, imputed income of $18,468 with respect to relocation, and tax gross-up of $16,840 on the foregoing imputed income.

(16) Consists of $8,500 matching contribution to Mr. Myers' 401(k) account, imputed income of $33,820 with respect to relocation, and tax gross-up of $30,671 on the foregoing imputed income.

(17) Consists of imputed income of $842 with respect to a life insurance policy and $1,706 with respect to relocation, as well as $1,536,880 in connection with retention and change in control arrangements with former employer.

OPTION GRANTS

     The following table summarizes pertinent information concerning individual grants of options to purchase our common stock during fiscal year 2001, including a theoretical grant date present value for each grant:

                                         PERCENT
                                        OF TOTAL
                           NUMBER OF    OPTIONS/
                          SECURITIES      SARS
                          UNDERLYING   GRANTED TO   EXERCISE
                           OPTIONS/     EMPLOYEES    OR BASE
                           SARS         IN FISCAL     PRICE    MARKET PRICE  EXPIRATION
           NAME           GRANTED(#)      YEAR      ($/SHARE)   ($/SHARE)       DATE       0%($)     5%($)     10%($)
---------------------   ------------- ------------ ----------  ------------  ----------  -------   -------   ---------
Stephen G. Hanks                 0           N/A         N/A         N/A          N/A        0         N/A         N/A

Vincent L. Kontny                0           N/A         N/A         N/A          N/A        0         N/A         N/A

Ambrose L. Schwallie             0           N/A         N/A         N/A          N/A        0         N/A         N/A

Thomas H. Zarges(1)         25,000          5.14       $9.75       $9.75      1/25/2011      0     153,293     388,475

Charles R. Oliver(1)       100,000         20.58       $9.75       $9.75      1/25/2006      0     269,375     595,247

David L. Myers(1)           75,000         15.43       $9.75       $9.75      1/25/2011      0     459,879   1,165,424

(1) Messrs. Zarges' Oliver's, and Myers' options were granted on January 25, 2001. Mr. Oliver's options would have become exercisable in their entirety on January 1, 2003. The options awarded to Messrs. Zarges, and Myers become exercisable in four equal increments on each of the first four anniversaries of the date of grant.

     Effective as of January 25, 2002, all of the above options were canceled pursuant to our Plan of Reorganization; therefore, none of these options are currently exercisable or will become exercisable at any time in the future.


                                     III-6

AGGREGATE OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

     The following table summarizes pertinent information concerning the exercise of options to purchase our common stock during fiscal year 2001 by each of the Named Executives and the fiscal year-end value of unexercised options:

                                                               NUMBER OF SECURITIES        VALUE OF UNEXERCISED,
                                                              UNDERLYING UNEXERCISED     IN-THE-MONEY OPTIONS/SARS
                                                              OPTIONS/SARS AT FISCAL      AT FISCAL YEAR END ($)
                                                                   YEAR END (#)

         NAME             SHARES ACQUIRED   VALUE REALIZED         EXERCISABLE/         EXERCISABLE/ UNEXERCISABLE
                            ON EXERCISE           ($)              UNEXERCISABLE
------------------------ ------------------ ---------------- -------------------------- ----------------------------

Stephen G. Hanks                 0                 0             182,500 / 257,500                 0 / 0
Vincent L. Kontny                0                 0                200,000 / 0                    0 / 0
Ambrose L. Schwallie             0                 0             70,000 / 160,000                  0 / 0
Thomas H. Zarges                 0                 0             207,500 / 222,500                 0 / 0
Charles R. Oliver                0                 0                0 / 100,000                    0 / 0
David L. Myers                   0                 0                0 / 75,000                     0 / 0

     Effective as of January 25, 2002, all of the above options were canceled pursuant to the Plan of Reorganization; therefore, none of these options are currently exercisable or will become exercisable at any time in the future.

PENSION

     Mr. Hanks is entitled to pension benefits payable under the terms of a group annuity contract purchased upon the termination of the Morrison Knudsen Corporation Retirement Plan of 1970. This plan was terminated December 12, 1987. Assuming a five-year certain and life annuity upon normal retirement, Mr. Hanks' total annual benefit at age 65 would be $7,142. For purposes of this benefit, Mr. Hanks has 12 years of credited service with us.

     Mr. Schwallie is eligible for retirement benefits under the Westinghouse Government Services Group Pension Plan (the "WGS Plan"), the Westinghouse Savannah River Company/Bechtel Savannah River, Inc. Pension Plan (the "WSRC Plan") and the Westinghouse Government Services Group Executive Pension Plan (the "WGS Executive Pension Plan") (collectively, the "Westinghouse Pension Plans"). The following table indicates the approximate amounts of annual retirement income that would be payable as of June 30, 2001 to employees who were participants in the Westinghouse Pension Plans:

                                                                     YEARS OF SERVICE
-----------------------------------------      -------------------------------------------------------------
         REMUNERATION ($)                          15           20           25           30           35
                                               ---------    ---------    ---------    ---------    ---------
         200,000                                 40,836       54,448       68,059       81,671       95,283
         225,000                                 45,940       61,254       76,567       91,880      107,194
         250,000                                 51,045       68,059       85,074      102,089      119,104
         300,000                                 61,254       81,671      102,089      122,507      142,925
         400,000                                 81,671      108,895      136,119      163,343      190,566
         450,000                                 91,880      122,507      153,134      183,761      214,387
         500,000                                102,089      136,119      170,149      204,178      238,208
         600,000                                122,507      163,343      204,178      245,014      285,850
         700,000                                142,925      190,566      238,208      285,850      333,491
         800,000                                163,343      217,790      272,238      326,685      381,133

     The WGS Plan and the WSRC Plan are contributory, defined benefit plans designed to provide retirement income related to an employee's salary and years of active service. All of our contributions are actuarially determined. The WGS Executive Pension Plan, which was frozen effective June 30, 2001, provides for

                                    III-7
supplemental pension payments, provided certain eligibility requirements are met. Such payments, when added to the pensions under the WGS Plan and the WSRC Plan as of June 30, 2001, result in a total average pension equal to 1.47% for each year of credited service multiplied by the employee's average annual compensation as defined by the WGS Executive Pension Plan. Average annual compensation is equal to the average of the five highest annualized base salaries plus the average of the five highest annual incentive awards, each in the last ten years of employment prior to June 30, 2001. In the event of retirement prior to age 60, the total annual pension would be reduced by an amount equal to the reduction in the benefits payable under the WGS Plan and the WSRC Plan.

     The amounts presented in the above table are based on straight life annuity amounts and are not subject to any reduction for Social Security benefits but may be offset by amounts payable under certain other pension plans previously sponsored by Westinghouse. As of June 30, 2001, Mr. Schwallie had 29.25 years of credited service under the Westinghouse Pension Plans.

     After the WGS Executive Pension Plan was frozen on June 30, 2001, Mr. Schwallie earned an additional monthly pension benefit under the WGS Plan of $118, or 2% of his eligible compensation from July 1, 2001 through November 30, 2001.

RETENTION AGREEMENTS

     In March of 2001, we entered into retention agreements with Messrs. Hanks, Kontny, Schwallie, Zarges and Oliver, as part of a program to retain key personnel in order to preserve the value of the business and to optimize our financial performance and performance on projects. Each retention agreement provided a retention bonus as well as a severance benefit, payable under certain conditions.

     Under the terms of Mr. Hanks' retention agreement, we agreed to pay to Mr. Hanks a retention bonus equal to 1.5 times his "Target Bonus" (which is defined as 120% of his base salary in effect on March 31, 2001) in three equal installments on each of September 1, 2001, March 1, 2002, and September 1, 2002, each such payment to be payable provided that Mr. Hanks was or is still employed by us on the applicable payment date. Payment of the first installment was postponed until after the Effective Date of our emergence from bankruptcy protection that occurred on January 25, 2002. If Mr. Hanks' employment with us were to terminate before any of the above payment dates due to his death or disability, we would pay to Mr. Hanks, or his estate, a pro rated portion of the payment otherwise due based upon the number of days he remained employed by us since the previous payment date. Mr. Hanks' retention agreement further provides that if we experience a change in control before December 31, 2002, or if Mr. Hanks' employment with us were to be terminated before December 31, 2002 (other than for cause or by reason of his death, disability or voluntary resignation or retirement), we would pay Mr. Hanks an amount equal to the sum of his base salary and his Target Bonus. In addition, Mr. Hanks would receive an amount equal to the pro rated portion of the next retention bonus payment, if any, that would otherwise be payable if Mr. Hanks' employment had not been terminated, based on the number of days he remained employed by us since the previous payment date.

     Under the terms of the retention agreements entered into with Messrs. Kontny, Schwallie, Zarges and Oliver, we agreed to pay each of them individually a retention bonus equal to 1.5 times their individual "Target Bonus" (which is defined as 100% of base salary in effect on March 31, 2001) in three equal installments on each of September 1, 2001, March 1, 2002, and September 1, 2002, each such payment to be payable provided that the executive is still employed by us on the applicable payment date. Payments of the first installments were postponed until after the Effective Date of our emergence from bankruptcy protection, which occurred January 25, 2002. If any such executive's employment with us were to terminate before any of the above payment dates due to his death or disability, we would pay to him, or his estate, a pro rated portion of the payment otherwise due based upon the number of days he remained employed by us since the previous payment date. The retention agreements further provide that if the applicable executive's employment with us is terminated before December 31, 2002 (other than for cause for by reason of his death, disability or voluntary resignation or retirement), or if, following a change in control, such executive's base salary is reduced or he is asked to relocate to a city more than 50 miles from the office or location in which he is based on the date of the change in control and he resigns employment before December 31, 2002, rather than accepting such reduction in base salary or change of location,

                                    III-8
we will pay to him an amount equal to the sum of his base salary and his Target Bonus. In addition, he would receive an amount equal to the pro rated portion of the next retention bonus payment, if any, that would otherwise be payable if his employment had not been terminated, based on the number of days he remained employed by us since the previous payment date.

     Notwithstanding any provision of the retention agreements to the contrary, if any amount or benefit to be paid or provided under any such retention agreement would be an "Excess Parachute Payment" within the meaning of Section 280G of the Internal Revenue Code of 1986, as amended (the "Code"), or any successor provision thereto, the payments and benefits to be paid or provided would be reduced to the minimum extent necessary (but in no event less than zero) so that no portion of any such payment or benefit, as so reduced, constitutes an Excess Parachute Payment; provided, however, that the foregoing reduction would be made only if and to the extent that such reduction would result in an increase in the aggregate payment and benefits to be provided, determined on an after-tax basis (taking into account the excise tax imposed pursuant to Section 4999 of the Code and any tax imposed by any comparable provision of state law, and any applicable federal, state and local income and employment taxes).

                                    III-9

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table shows stock ownership information as of April 30, 2002, for (i) the persons (as the term is used in Section 13(d)(3) of the Exchange Act) known to us to beneficially own more than 5% of our common stock, (ii) each director of WGI, (iii) each of the Named Executives; and
(iv) all our current directors and executive officers as a group:

                                                 COMMON STOCK
                                --------------------------------------------------------
                                 AMOUNT AND NATURE OF      RIGHT TO ACQUIRE     PERCENT
NAME AND ADDRESS                 BENEFICIAL OWNERSHIP      WITHIN 60 DAYS OF      OF
OF BENEFICIAL OWNERS(1)         AS OF  APRIL 30, 2002(2)   APRIL 30,  2002(3)   CLASS(4)
-----------------------         ------------------------   ------------------   --------
DIRECTORS:
---------
David H. Batchelder                 6,667                      6,667                 *
Michael R. D'Appolonia              6,667                      6,667                 *
William J. Flanagan                 6,667                      6,667                 *
C. Scott Greer                      6,667                      6,667                 *
Stephen G. Hanks                   50,000                     50,000                 *
William H. Mallender                6,667                      6,667                 *
Michael P. Monaco                   6,667                      6,667                 *
Cordell Reed                        6,667                      6,667                 *
Bettina M. Whyte                    6,667                      6,667                 *
Dennis K. Williams                  6,667                      6,667                 *
Dennis R. Washington            1,074,701                  1,074,701              4.12%

NAMED EXECUTIVES:
----------------
Stephen G. Hanks                   50,000                     50,000                 *
Vincent L. Kontny(5)                    0                          0                 *
David L. Myers(6)                       0                          0                 *
Charles R. Oliver                  25,000                     25,000                 *
Ambrose L. Schwallie               18,334                     18,334                 *
Thomas H. Zarges                   18,334                     18,334                 *

ALL DIRECTORS AND EXECUTIVE
OFFICERS AS  GROUP
(28 PERSONS)                    1,416,094                  1,416,094              5.36%

----------------
* Indicates that the percentage of shares beneficially owned does not exceed 1% of the class.

(1) Except as otherwise indicated, the mailing address of each person shown is c/o Washington Group International, Inc., 720 Park Boulevard, Boise, Idaho 83712.
(2) For purposes of this table, shares are considered to be "beneficially" owned if the person directly or indirectly has the sole or shared power to vote or direct the voting of the securities or the sole or shared power to dispose of or direct the disposition of the securities, and a person is considered to be the beneficial owner of shares if that person has the right to acquire the beneficial ownership of the shares within 60 days of April 30, 2002. Unless otherwise noted, the beneficial owners have sole voting and dispositive power over their shares listed in this column.
(3) Indicates shares included in the amounts shown to be beneficially owned as of April 30, 2002, by reason of a right to acquire beneficial ownership thereof within 60 days of such date.
(4) The percentages shown are calculated based upon the number of shares of our common stock shown in the second column of this table, which includes shares that the stockholder has the right to acquire beneficial ownership of within 60 days of April 30, 2002.
(5)  Mr. Kontny retired on November 15, 2001.
(6)  Mr. Myers' employment terminated on March 1, 2002.

                                    III-10

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

     On March 15, 2001, BPI entered into a Letter Agreement with us that superseded all previous engagement agreements. Pursuant to the Letter Agreement, BPI agreed to act as our financial advisor in relation to the emerging liquidity crisis and we agreed to pay a monthly retainer fee of $100,000 to BPI, effective January 1, 2001. Accordingly, we paid BPI $500,000 in retainer fees for January through May 2001, which included a $50,000 credit for a first quarter 2001 retainer fee paid under the 1999 Agreement. Upon our filing for bankruptcy protection on May 14, 2001, subsequent retainer fees were not paid. However, under our Plan of Reorganization, the Letter Agreement was assumed and all amounts owing thereunder (i.e., retainer amounts from June 1, 2001 forward) were brought current promptly after the Effective Date of the Plan of Reorganization. Accordingly, in February 2002, we paid BPI $700,000 in retainer fees for June through December 2001. With the consent of both WGI and BPI, the Letter Agreement expired upon the Effective Date of our emergence from bankruptcy protection.

     Terry W. Payne, who was one of our directors during fiscal year 2001, is Chairman and owner of Terry Payne & Co., Inc. ("TPC"), which provides insurance and bonding brokerage services to us and our subsidiaries. In January 1998, our board of directors approved a Professional Services Agreement for insurance brokering services supplied by TPC to us effective January 1, 1998, and expiring December 31, 2000, with automatic renewal annually for 12-month terms thereafter, unless canceled by either party prior to the annual date (the "1998 Professional Services Agreement"). Pursuant to the 1998 Professional Services Agreement, TPC would receive an annual fixed fee of $1,150,000 to be paid in equal quarterly installments with all insurance and surety commissions earned on policies purchased for the registrant to be credited 100% against the fee, except that, should surety commissions exceed $250,000 in any given calendar year, then TPC would credit only 50% of all surety commissions above $250,000 for the remainder of the year. In 1999, our board of directors approved an amendment to the 1998 Professional Services Agreement to increase the annual fixed fee payable to TPC to $1,250,000 per calendar year, effective as of January 1, 1999.

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

     Mr. Washington is the founder and owner of Washington Corporations ("WC"). We chartered a corporate jet from WC and WC Leasing Corporation ("WC Leasing"), a WC wholly-owned subsidiary, in connection with our business. During fiscal year 2001, we paid WC and WC Leasing approximately $3.4 million for such jet usage

                                    III-11
and related maintenance and support services. Also, during fiscal year 2001, we paid WC $250,000 for miscellaneous support services performed in connection with the registrant's business.

     As the pit mine operator at the Pipestone Mine Project in Montana, we sell ballast to Montana Rail Link, Inc., a corporation owned by Mr. Washington. During fiscal year 2001, the registrant realized revenues totaling $1.9 million from such ballast sales.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act and the rules thereunder require our officers and directors and persons who own more than 10% of our outstanding common stock to file reports of ownership and changes in ownership with, among others, the Securities and Exchange Commission and to furnish us with copies.

     Except as disclosed below, based on our review of copies of such forms or written representations from certain reporting persons, we believe that, during fiscal year 2001, all directors, executive officers and beneficial owners of greater than 10% of our outstanding common stock complied with the filing requirements applicable to them.

     Each of our following directors and officers inadvertently failed to timely file a Form 5, Annual Statement of Beneficial Ownership, for fiscal year ended November 30, 2001: David H. Batchelder, George H. Juetten, Larry
L. Myers, Charles R. Oliver, G. Bretnell Williams and Thomas H. Zarges (current directors and officers); R. S. Miller, Dorn Parkinson and Terry W. Payne (former directors); and David L. Myers and James P. O'Donnell (former officers). Each such Form 5 that was not timely filed disclosed one transaction with respect to each of the above listed officers and directors, involving grants in January 2001 of options to purchase our common stock to each above listed director and officer. All of such options were canceled on the Effective Date pursuant to our Plan of Reorganization.

                                    III-12

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)  DOCUMENTS FILED AS A PART OF THIS ANNUAL REPORT OF FORM 10-K.

                                                                                                                  PAGE(S)
     1.       The Consolidated Financial Statements, together with the reports thereon of
              Deloitte & Touche LLP and PricewaterhouseCoopers LLP are included in
              Part II, Item 8 of this report

              Independent Auditors' Report, Deloitte & Touche LLP                                                   II-27

              Report of Independent Accountants, PricewaterhouseCoopers LLP                                         II-28

              Consolidated Statements of Operations for each of the three years in the
                  period ended November 30, 2001                                                                    II-29

              Consolidated Statements of Comprehensive Income (Loss) for each of
                  the three years in the period ended November 30, 2001                                             II-30


              Consolidated Balance Sheets at November 30, 2001 and December 1, 2000                          II-31, II-32

              Consolidated Statements of Cash Flows for each of the three years in the
                  period ended November 30, 2001                                                                    II-33

              Consolidated Statements of Stockholders' Equity (Deficit) for each of the
                  three years in the period ended November 30, 2001                                                 II-34

              Notes to Consolidated Financial Statements                                                   II-35 to II-78

     2.       Financial Statement Schedule as of November 30, 2001                                                    S-1

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

(b)  REPORTS ON FORM 8-K.

              On September 19, 2001, we filed a current report on Form 8-K dated September 18, 2001, reporting that, on September 18,
              2001, we filed with the bankruptcy court a monthly operating report for the month ended August 3, 2001, including certain financial information.

              On October 3, 2001, we filed a current report on Form 8-K dated
              October 3, 2001, reporting the dismissal of PricewaterhouseCoopers LLP as our independent public accountants and the selection of

              Deloitte & Touche LLP as successor independent accountants, subject to the approval of the bankruptcy court.

              On October 15, 2001, we filed a current report on Form 8-K dated October 15, 2001, reporting that we would not timely file our quarterly report on Form 10-Q for the quarterly period ended August 31, 2001 because we needed additional time to prepare the consolidated financial statements and related disclosures required to be included in that quarterly report.

              On October 16, 2001, we filed a current report on Form 8-K dated October 15, 2001, reporting that, on October 15, 2001, we filed with the bankruptcy court a monthly operating report for the month ended August 31, 2001, including certain financial information.

              On November 21, 2001, we filed a current report on Form 8-K dated November 15, 2001, reporting that, on November 15, 2001, we filed with the bankruptcy court a monthly operating report for the month ended September 28, 2001, including certain financial information. We also reported certain executive and organizational changes.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this annual report on Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized on July 9, 2002.

Washington Group International, Inc.

By   /s/  George H. Juetten
--------------------------------------------------------------------------------
     George H. Juetten, Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below on July 9, 2002 by the following persons on our behalf in the capacities indicated.


                                                           Chief Executive Officer and President and Director
   /s/ Stephen G. Hanks                                               (Principal Executive Officer)
-------------------------------------
                                                          Executive Vice President and Chief Financial Officer
   /s/ George H. Juetten                                              (Principal Financial Officer)
-------------------------------------

                                                                  Senior Vice President and Controller
   /s/ Reed N. Brimhall                                              (Principal Accounting Officer)
-------------------------------------


   /s/ Dennis R. Washington*                                              Chairman and Director
-------------------------------------

   /s/ David H. Batchelder*                                                     Director
-------------------------------------

   /s/ Michael R. D'Appolonia *                                                 Director
-------------------------------------

   /s/ William J. Flanagan*                                                     Director
-------------------------------------

   /s/ C. Scott Greer*                                                          Director
-------------------------------------

   /s/ William H. Mallender*                                                    Director
-------------------------------------

   /s/ Michael P. Monaco*                                                       Director
-------------------------------------

   /s/ Cordell Reed*                                                            Director
-------------------------------------

   /s/ Bettina M. Whyte*                                                        Director
-------------------------------------

   /s/ Dennis K. Williams*                                                      Director
-------------------------------------

*Craig G. Taylor, by signing his name hereto, does hereby sign this annual report on Form 10-K on behalf of each of the above-named officers and directors of Washington Group International, Inc., pursuant to powers of attorney executed on behalf of each such officer and director.

By   /s/  Craig G. Taylor
-----------------------------------------
     Craig G. Taylor, Attorney-in-fact

                      WASHINGTON GROUP INTERNATIONAL, INC.
             SCHEDULE II. VALUATION, QUALIFYING AND RESERVE ACCOUNTS
                      FOR THE YEAR ENDED NOVEMBER 30, 2001
                                 (IN THOUSANDS)

           ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLES DEDUCTED IN THE
                     BALANCE SHEET FROM ACCOUNTS RECEIVABLE

                                       Balance at          Provisions                                           Balance at
                                        Beginning          Charged to                                             End of
Year Ended                               of Year           Operations           Other         Deductions           Year
--------------------------------------------------------------------------------------------------------------------------
December 3, 1999                         $  (7,531)       $      (100)         $(171)            $2,669         $  (5,133)
December 1, 2000                            (5,133)           (10,298)             1                160           (15,270)
November 30, 2001                          (15,270)           (21,847)             -             13,216           (23,901)


           DEFERRED INCOME TAX ASSET VALUATION ALLOWANCE DEDUCTED IN THE
                   BALANCE SHEET FROM DEFERRED INCOME TAX ASSET

                                       Balance at          Provisions                                           Balance at
                                        Beginning          Charged to                                             End of
Year Ended                               of Year           Operations           Other         Deductions           Year
--------------------------------------------------------------------------------------------------------------------------
December 3, 1999                          $(91,987)          $      -       $      -             $50,000 (1)      $(41,987)
December 1, 2000                           (41,987)           (31,241)       (12,023) (2)         40,666 (1)       (44,585)
November 30, 2001                          (44,585)               (90)             -                   -           (44,675)


                ESTIMATED COSTS TO COMPLETE LONG-TERM CONTRACTS REFLECTED
                                  IN THE BALANCE SHEET

                                       Balance at          Provisions                                           Balance at
                                        Beginning          Charged to                                             End of
Year Ended                               of Year           Operations           Other         Deductions           Year
--------------------------------------------------------------------------------------------------------------------------
December 3, 1999                          $(34,193)         $ (16,132)      $      -            $18,378         $ (31,947)
December 1, 2000                           (31,947)           (78,676)             -             29,028           (81,595)
November 30, 2001                          (81,595)          (115,492)        13,441 (3)         75,763          (107,883)


             PROVISION FOR FUTURE LOSSES ON JOINT VENTURE CONTRACTS DEDUCTED
         IN THE BALANCE SHEET FROM INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

                                       Balance at          Provisions                                           Balance at
                                        Beginning          Charged to                                             End of
Year Ended                               of Year           Operations           Other         Deductions           Year
--------------------------------------------------------------------------------------------------------------------------
December 3, 1999                           $(5,646)           $(4,517)         $   -             $3,907           $(6,256)
December 1, 2000                            (6,256)            (2,235)           367              5,889            (2,235)
November 30, 2001                           (2,235)            (1,609)             -              2,116            (1,728)


--------------------
(1) Change in valuation allowance related to estimates of the future realization of acquired deductible temporary differences that have been treated as a reduction of goodwill.
(2)  Value of foreign net operating losses acquired in acquisition of RE&C.
(3)  Represents amount transferred to liabilities held for sale.

                      WASHINGTON GROUP INTERNATIONAL, INC.
                                  EXHIBIT INDEX

COPIES OF EXHIBITS WILL BE SUPPLIED UPON REQUEST. EXHIBITS WILL BE PROVIDED AT A FEE OF $.25 PER PAGE REQUESTED.

EXHIBIT
NUMBER          EXHIBIT DESCRIPTION
  2.1     Stock Purchase Agreement dated as of April 14, 2000 among Raytheon
          Company, Raytheon Engineers & Constructors International, Inc. and
          Washington Group International, Inc. ("WGI") (filed as Exhibit 2 to
          WGI's Form 10-Q Quarterly Report for the quarter ended March 3, 2000 and incorporated herein by reference).

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

  4.1     Specimen certificate for WGI's Common Stock (filed as Exhibit 4.1 to
          WGI's Form 10-K Annual Report for fiscal year ended December 1, 2000 and incorporated herein by reference).

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

  4.4.1   Warrant Agreement dated September 11, 1996 among WGI, Batchelder &
          Partners, Inc. and Schroder Wertheim & Co. Incorporated, including the form of certificate attached thereto as Exhibit A for certain warrants to expire on September 11, 2001 (filed as Exhibit 4.6 to WGI's Form
          10-Q Quarterly Report for quarter ended August 31, 1996 and incorporated herein by reference).

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

10.1 Credit Agreement dated as of July 7, 2000, among WGI, the lenders named therein, Credit Suisse First Boston, New York branch, as administrative agent, collateral agent and an issuing bank and as arranger, Bank of Montreal, as syndication agent, and Bank of America, N.A. and U.S. Bank National Association, as documentation agents
          (filed as Exhibit 10.1 to WGI's Form 8-K Current Report filed on July
          13, 2000 and incorporated herein by reference).

10.2 First Amendment dated as of October 16, 2000 to the Credit Agreement dated as of July 7, 2000, among WGI, the lenders named therein, Credit
          Suisse First Boston, as administrative agent, collateral agent and an issuing bank, and Bank of Montreal, as syndication agent (filed as Exhibit 10.2 to WGI's Form 10-K Annual Report for fiscal year ended
          December 1, 2000 and incorporated herein by reference).

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

10.9 Amended and Restated Consortium Agreement between WGI's wholly-owned subsidiary, Washington Group International, Inc., an Ohio corporation, and BNFL USA Group, Inc. (filed as Exhibit 10.3 to WGI's Form 10-Q
          Quarterly Report for quarter ended February 26, 1999and incorporated herein by reference).

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

10.12     A description of WGI's Cash Bonus Program (filed as Exhibit 10.13 to
          WGI's Form 10-K Annual Report for fiscal year ended November 30, 1997 and incorporated herein by reference).#

10.13     WGI's Key Executive Disability Insurance Plan (filed as Exhibit 10.12 to Old MK's Form 10-K Annual Report for year ended December 31, 1992 and incorporated herein by reference).#

10.14     WGI's Key Executive Life Insurance Plan (filed as Exhibit 10.13 to Old
          MK's Form 10-K Annual Report for year ended December 31, 1992 and incorporated herein by reference).#

10.15     Form of WGI's Indemnification Agreement (filed as Exhibit 10.20 to
          WGI's Form 10-K Annual Report for fiscal year ended November 30, 1996 and incorporated herein by reference).# A schedule listing the directors and officers with whom WGI had entered into such agreements as of November 30, 2001 is filed herewith.*

10.16     WGI's Nonqualified Stock Option Plan Agreement with Dennis R.
          Washington dated as of March 22, 1999 (filed as Exhibit 10.4 to WGI's
          Form 10-Q Quarterly Report for quarter ended May 28, 1999 and incorporated herein by reference).#

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

10.19     WGI's letter agreement with Dennis R. Washington dated as of November
          15, 2001 (filed as Exhibit 10.9 to WGI's Form 8-K Current Report filed on February 8, 2002 and incorporated herein by reference).#

10.20     WGI's Retention Agreement with Stephen G. Hanks dated as of March 20,
          2001.#*

10.21     Form of WGI's Retention Agreement.#* A schedule listing the Named
          Executives with whom WGI has entered into such agreements is filed herewith.*

10.22     WGI's letter agreement with Charles R. Oliver dated as of January 5,
          2001.#*

10.23     WGI's letter agreement with Thomas H. Zarges dated as of March 7,
          2001.#*

10.24     WGI's letter agreement with David L. Myers dated as of May 8, 2001.#*

10.25     WGI's letter agreement with Vincent L. Kontny dated as of December 31,
          2001.#*

21.       Subsidiaries of WGI.*

24.       Powers of Attorney.*

----------------

    # Management contract or compensatory plan
    * Filed herewith