Form 10-Q
period 2002-03-29
WASHINGTON GROUP INTERNATIONAL INC
filed 2002-07-10
CIK 906469

Use these links to rapidly review the document
TABLE OF CONTENTS

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q
QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended

March 29, 2002

Commission File Number 1-12054

WASHINGTON GROUP INTERNATIONAL, INC.

A Delaware Corporation
IRS Employer Identification No. 33-0565601

720 PARK BOULEVARD, BOISE, IDAHO 83712
208 / 386-5000

        At May 31, 2002, 25,000,000 shares of the registrant's $.01 par value common stock were outstanding.

        The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and has been subject to such filing requirements for the past 90 days.   ☐  Yes    ☒  No

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☒  Yes    ☐  No

WASHINGTON GROUP INTERNATIONAL, INC.
Quarterly Report on Form 10-Q for the
Quarter Ended March 29, 2002

TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION

PART I
Item 1.	Consolidated Financial Statements and Notes Thereto	I-1
	Statements of operations for the two months ended March 29, 2002, one month ended February 1, 2002 and December 28, 2001, and three months ended March 2, 2001	I-1
	Balance sheets at March 29, 2002 and November 30, 2001	I-2
	Condensed statements of cash flows for the two months ended March 29, 2002, one month ended February 1, 2002 and December 28, 2001, and three months ended March 2, 2001	I-4
	Statements of comprehensive income (loss) for the two months ended March 29, 2002, one month ended February 1, 2002 and December 28, 2001, and three months ended March 2, 2001	I-5
	Notes to Financial Statements	I-6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	I-34
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	I-49
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	II-1
Item 2.	Changes in Securities and Use of Proceeds	II-1
Item 3.	Defaults Upon Senior Securities	II-2
Item 6.	Exhibits and Reports on Form 8-K	II-2
SIGNATURES

PART I.    FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON GROUP INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)
(UNAUDITED)

	Successor Company	Predecessor Company
	Two months ended March 29, 2002	One month ended February 1, 2002	One month ended December 28, 2001	Three months ended March 2, 2001
Operating revenue	$607,030	$349,912	$308,289	$1,015,239
Equity in net income of mining ventures	3,573	3,109	1,258	1,610

Total revenue	610,603	353,021	309,547	1,016,849
Cost of revenue	(579,138)	(338,792)	(308,087)	(973,182)

Gross profit	31,465	14,229	1,460	43,667
General and administrative expenses	(8,058)	(4,180)	(5,443)	(15,605)
Goodwill amortization	—	—	(1,553)	(5,341)
Integration and merger costs	—	—	—	(5,920)
Restructuring charges	—	(625)	(26,262)	—

Operating income (loss)	23,407	9,424	(31,798)	16,801
Investment income	—	400	149	5,052
Interest expense (a)	(4,538)	(1,193)	(603)	(20,604)
Other income (loss), net	2,644	(563)	(473)	(3,498)

Income (loss) before reorganization items, income taxes, minority interests, and extraordinary item	21,513	8,068	(32,725)	(2,249)
Reorganization items (Note 4)	—	(72,057)	(8,148)	—
Income tax (expense) benefit	(9,055)	20,078	14,907	626
Minority interests in consolidated subsidiaries	(2,940)	(1,132)	56	(776)

Income (loss) before extraordinary item	9,517	(45,043)	(25,910)	(2,399)
Extraordinary item—gain on debt discharge, net of tax benefit of $343,539 (Note 4)	—	567,193	—	—

Net income (loss)	$9,517	$522,150	$(25,910)	$(2,399)

Net income per share
Basic and diluted	$.38	—(b )	—(b )	—(b )

Common shares used
Basic and diluted	25,000	—(b )	—(b )	—(b )

The accompanying notes are an integral part of the consolidated financial statements.

(a)
Contractual interest expense not recorded during bankruptcy proceedings for the one month ended February 1, 2002 and the one month ended December 28, 2001 was $7,090 and $6,320, respectively.

(b)
Net income (loss) per share is not presented for these periods, as it is not meaningful because of the revised capital structure of the Successor Company.

WASHINGTON GROUP INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except per share data)

	Successor Company March 29, 2002 (unaudited)	Predecessor Company November 30, 2001
ASSETS
Current assets
Cash and cash equivalents	$105,777	$128,315
Accounts receivable, including retentions of $29,669 and $45,609	361,609	406,068
Unbilled receivables	170,869	197,339
Inventories	10,566	13,706
Refundable income taxes	653	2,524
Investments in and advances to construction joint ventures	41,489	54,723
Deferred income taxes	101,588	193,346
Assets held for sale	181,577	154,720
Other	41,013	52,305

Total current assets	1,015,141	1,203,046

Investments and other assets
Investments in mining ventures	65,244	83,792
Goodwill	400,678	176,108
Deferred income taxes	36,627	463,489
Other assets	43,021	42,967

Total investments and other assets	545,570	766,356

Property and equipment, at cost
Construction equipment	125,041	289,718
Land and improvements	6,505	5,146
Buildings and improvements	10,858	23,286
Equipment and fixtures	18,421	88,702

Total property and equipment	160,825	406,852
Less accumulated depreciation	(10,498)	(235,859)

Property and equipment, net	150,327	170,993

Total assets	$1,711,038	$2,140,395

The accompanying notes are an integral part of the consolidated financial statements.

	Successor Company March 29, 2002 (unaudited)	Predecessor Company November 30, 2001
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable and subcontracts payable, including retentions of $13,219 and $11,751	$211,799	$180,621
Billings in excess of cost and estimated earnings on uncompleted contracts	256,999	110,826
Estimated costs to complete long-term contracts	82,069	77,685
Accrued salaries, wages and benefits, including compensated absences of $48,181 and $9,989	119,200	70,793
Income taxes payable	537	249
Other accrued liabilities	123,373	72,156
Liabilities held for sale	116,841	114,736

Total current liabilities	910,818	627,066

Non-current liabilities
Revolving credit facility	25,000	—
Self-insurance reserves	38,689	20,337
Pension and post-retirement obligations	94,088	39,723
Other non-current liabilities	114	—

Total non-current liabilities	157,891	60,060

Liabilities subject to compromise (Note 4)	—	1,928,219

Contingencies and commitments

Minority interests	82,109	76,515

Stockholders' equity (deficit)
Preferred stock, (Predecessor Company), par value $.01, 10,000 shares authorized	—	—
Common stock, (Predecessor Company), par value $.01, authorized 100,000 shares; issued 54,486	—	545
Preferred stock, (Successor Company), par value $.01, 10,000 shares authorized	—	—
Common stock, (Successor Company), par value $.01, authorized 100,000 shares; issued 25,000	250	—
Capital in excess of par value	521,103	250,118
Stock purchase warrants (Predecessor Company)	—	6,550
Stock purchase warrants (Successor Company)	28,647	—
Retained earnings (accumulated deficit)	9,517	(764,656)
Treasury stock (Predecessor Company), 2,019 shares, at cost	—	(23,192)
Accumulated other comprehensive income	703	(20,830)

Total stockholders' equity (deficit)	560,220	(551,465)

Total liabilities and stockholders' equity (deficit)	$1,711,038	$2,140,395

The accompanying notes are an integral part of the consolidated financial statements.

WASHINGTON GROUP INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(UNAUDITED)

	Successor Company	Predecessor Company
	Two months ended March 29, 2002	One month ended February 1, 2002	One month ended December 28, 2001	Three months ended March 2, 2001
Net income (loss)	$9,517	$522,150	$(25,910)	$(2,399)
Reorganization items	—	36,979	8,148	—
Adjustments to reconcile net income (loss) to cash provided (used) by operating activities
Reorganization items:
Cash paid for reorganization items	—	(38,248)	(11,364)	—
Fresh-start adjustments	—	35,078	—	—
Extraordinary item-gain on debt discharge	—	(567,193)	—	—
Depreciation of property and equipment	10,497	5,612	5,292	17,891
Amortization of goodwill	—	—	1,553	5,341
Amortization of prepaid loan fees	2,641	624	354	1,116
Normal profit	(8,558)	(3,518)	(4,378)	(30,499)
Deferred income taxes	5,525	(10,109)	(13,282)	(1,631)
Minority interests in net income of consolidated subsidiaries	4,763	2,094	(187)	718
Equity in net income of mining ventures less dividends received	3,456	(3,109)	(1,058)	(1,610)
Gain on sale of assets, net	(798)	(227)	(262)	(1,413)
Decrease (increase) in net operating assets	(32,417)	29,219	52,314	(141,756)

Net cash provided (used) by operating activities	(5,374)	9,352	11,220	(154,242)

Investing activities
Property and equipment acquisitions	(5,028)	(3,996)	(977)	(11,292)
Property and equipment disposals	3,653	4,168	142	4,225
Purchases of securities available for sale	—	—	—	(9,239)
Sales and maturities of securities available for sale	—	—	—	15,527

Net cash provided (used) by investing activities	(1,375)	172	(835)	(779)

Financing activities
Payment on senior secured credit facilities	—	(20,000)	—	—
Net payments on long-term revolving line of credit	—	—	—	(1,516)
Financing fees	—	(34,749)	—	—
Net borrowings (repayments) from credit agreement	(15,000)	40,000	—	—
Contributions from (distributions to) minority interests	(675)	(227)	(547)	3,638
Surety fees	—	(4,500)	—	—

Net cash provided (used) by financing activities	(15,675)	(19,476)	(547)	2,122

Increase (decrease) in cash and cash equivalents	(22,424)	(9,952)	9,838	(152,899)
Cash and cash equivalents at beginning of period	128,201	138,153	128,315	393,433

Cash and cash equivalents at end of period	$105,777	$128,201	$138,153	$240,534

Supplemental disclosure of cash flow information:
Interest paid	$1,506	$451	$7	$27,326
Income tax paid (refunded), net	(1,574)	975	304	2,068

The accompanying notes are an integral part of the consolidated financial statements.

WASHINGTON GROUP INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(UNAUDITED)

	Successor Company	Predecessor Company
	Two months ended March 29, 2002	One month ended February 1, 2002	One month ended December 28, 2001	Three months ended March 2, 2001
Net income (loss)	$9,517	$522,150	$(25,910)	$(2,399)

Other comprehensive income, net of tax:
Foreign currency translation adjustments	703	80	482	1,866
Unrealized gains (losses) on marketable securities:
Unrealized net holding gain	—	—	—	110
Derivatives designated as cash flow hedges:
Cumulative effect of adoption of accounting principle	—	—	—	(1,161)
Deferred loss on foreign exchange and interest rate contracts	—	—	—	(1,065)

Other comprehensive income (loss), net of tax	703	80	482	(251)

Comprehensive income (loss)	$10,220	$522,230	$(25,428)	$2,650

The accompanying notes are an integral part of the consolidated financial statements.

WASHINGTON GROUP INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except per share data)

        The terms "we," "us" and "our" as used in this quarterly report include Washington Group International, Inc. ("WGI") and its consolidated subsidiaries unless otherwise indicated. The term "Plan of Reorganization" as used in this quarterly report refers to the Second Amended Joint Plan of Reorganization of Washington Group International, Inc., et al., as modified and confirmed by the U.S. Bankruptcy Court for the District of Nevada on December 21, 2001.

1.    DESCRIPTION OF THE BUSINESS

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

        We are an international provider of a broad range of design, engineering, construction, construction management, facilities and operations management, environmental remediation and mining services to diverse public and private sector clients, including (i) engineering, construction and operations and maintenance services in nuclear and fossil power markets; (ii) diverse engineering and construction and construction management services for the highway and bridge, airport and seaport, dam, tunnel, water resource, railway and commercial building markets; (iii) engineering, design, procurement, construction and construction management services to industrial companies; (iv) contract mining, technical and engineering services for the metals, precious metals, coal, minerals and minerals processes markets; (v) comprehensive nuclear and other environmental and hazardous substance remediation services for governmental and private-sector clients and (vi) weapons and chemical demilitarization programs for governmental and private-sector clients. In providing these services, we enter into three basic types of contracts: fixed-price or lump-sum contracts providing for a fixed price for all work to be performed, fixed-unit-price contracts providing for a fixed price for each unit of work to be performed, and cost-type contracts providing for reimbursement of costs plus a fee. Both anticipated income and economic risk are greater under fixed-price and fixed-unit-price contracts than under cost-type contracts. Engineering, construction management and environmental and hazardous substance remediation contracts are typically awarded pursuant to a cost-type contract.

        We participate in construction joint ventures, often as sponsor and manager of projects, that are formed for the sole purpose of bidding, negotiating and completing specific projects. We also participate in two incorporated mining ventures: Westmoreland Resources, Inc., a coal mining company in Montana, and MIBRAG mbH, a company that operates lignite coal mines and power plants in Germany. On March 22, 1999, we and BNFL Nuclear Services, Inc. ("BNFL"), an unrelated entity, acquired the government and environmental services businesses of CBS Corporation (now Viacom, Inc.). We refer to these businesses as the "Westinghouse Businesses." The Westinghouse Businesses currently constitute our Westinghouse Government Services Group ("WGSG"), which is part of our Defense and Energy & Environment operating units. On July 7, 2000, we purchased from Raytheon Company ("Raytheon") and Raytheon Engineers & Constructors International, Inc. ("RECI") the capital stock of the subsidiaries of RECI, and specified other assets of RECI and we assumed specified liabilities of RECI. The businesses that we purchased provide engineering, design, procurement, construction, operation, maintenance and other services on a worldwide basis. See Note 3, "Acquisition of Raytheon Engineers & Constructors."

2.    BASIS OF PRESENTATION

        The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements include the accounts of WGI and all of its majority-owned subsidiaries and certain construction joint ventures. Investments in non-consolidated construction joint ventures and mining ventures are accounted for using the equity method. For these non-consolidated construction joint ventures, our proportionate share of revenue, cost of revenue and gross profit (loss) is included in the consolidated statements of operations, and equity in net earnings of our incorporated mining ventures is accounted for on the equity method. All significant intercompany transactions and accounts have been eliminated in consolidation.

        These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our annual report on Form 10-K for the fiscal year ended November 30, 2001, which was filed simultaneously with these unaudited interim consolidated financial statements. The comparative balance sheet and related disclosures at November 30, 2001 have been derived from the audited balance sheet and consolidated footnote.

        In our opinion, the accompanying unaudited interim consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.

        The results of operations for the interim periods presented in these unaudited interim consolidated financial statements are not necessarily indicative of results to be expected for the full year, and future operating results may not be comparable to historical operating results as a result of our acquisition of RE&C, as defined below, effective July 7, 2000; our filing for protection under Chapter 11 of the U.S. Bankruptcy code on May 14, 2001; our subsequent emergence therefrom on January 25, 2002; and the implementation of fresh-start reporting on February 1, 2002. See Note 3, "Acquisition of Raytheon Engineers & Constructors" and Note 4, "Reorganization Case and Fresh-start Reporting."

        Effective December 1, 1998, we adopted a 52/53 week fiscal year ending on the Friday closest to November 30. Effective December 1, 2001, we changed our fiscal year to the 52/53 weeks ending on the Friday closest to December 31.

        We have presented consolidated statements of operations, comprehensive income (loss) and cash flows for the one month ended December 28, 2001 in our accompanying consolidated financial statements. Operating results for the one month period ended December 29, 2000 follows:

Total revenue	$293,586
Gross profit (loss)	(4,541)
Income tax benefit	5,465
Net loss	(14,521)
Net loss per share (basic and diluted)	(.28)

        The changes in the reporting periods have not materially affected comparability between the reporting periods presented. Other events however, including our bankruptcy proceedings and our adoption of fresh-start reporting, have materially affected comparability among the reporting periods presented.

        The preparation of our consolidated financial statements in conformity with generally accepted accounting principles necessarily requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and costs during the reporting periods. Actual results could differ from those estimates. On an ongoing basis, we review our estimates based on information that is currently available. Changes in facts and circumstances may cause us to revise estimates.

3.    ACQUISITION OF RAYTHEON ENGINEERS & CONSTRUCTORS

        On July 7, 2000, pursuant to a stock purchase agreement dated April 14, 2000 (the "Stock Purchase Agreement"), we purchased from Raytheon and RECI (collectively with Raytheon, the "Sellers") the capital stock of the subsidiaries of RECI and specified other assets of RECI, and we assumed specified liabilities of RECI. The businesses that we purchased, hereinafter called "RE&C", provide engineering, design, procurement, construction, operation, maintenance and other services on a worldwide basis. We financed the acquisition by obtaining new senior secured facilities (the "RE&C Financing Facilities") and issuing senior unsecured notes due July 1, 2010 (the "Senior Unsecured Notes"). See Note 8, "Credit Facilities—RE&C Financing Facilities" for a more detailed description of the terms of the RE&C Financing Facilities and Senior Unsecured Notes.

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

        The Stock Purchase Agreement provided that the Sellers would retain all non-restricted cash and cash equivalents held by RE&C at the close of business on April 30, 2000 (the "Cut-Off Date Cash Balances"). At closing, for purposes of administrative convenience, RE&C kept all cash held by it ($15,790), and we paid the Sellers an additional $30,800 for the cash balances on April 30, 2000. That amount was subject to post-closing verification by us and adjustment in the event it was not equal to the Cut-Off Date Cash Balances held by RE&C. We subsequently verified the amount and no adjustment was required. In total, we paid net cash of $160,130 for the RE&C acquisition.

        RECI retained, among other assets, all of its interest in and rights with respect to some of the existing contracts. In addition, the Stock Purchase Agreement provided that the contracts related to four specified construction projects would be transferred to RECI, and RE&C would enter into subcontracts to perform, on a cost-reimbursed basis, all of RECI's obligations under those contracts. Because the customer consents required to transfer the four contracts to RECI could not be obtained as of closing, we agreed to remain the contract party and continued to be directly obligated to the customers and other third parties under the contracts relating to the four projects. Accordingly, we and the Sellers agreed that the Sellers would provide us with full indemnification with respect to any risks associated with those contracts, which arrangement accomplished the original intent of the Stock Purchase Agreement. Under the Stock Purchase Agreement, we agreed that we would complete the four specified projects for the Sellers' account and the Sellers agreed to reimburse our costs and to share equally with us any positive variance between actual costs and estimated costs. The Sellers also agreed to indemnify us against any losses, claims or liabilities under the contracts relating to such projects, except losses, claims or liabilities resulting from our gross negligence or willful misconduct, against which we would indemnify the Sellers.

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

Normal profit reserve
July 7, 2000 balance	$233,135
Cost of revenue (decrease)	(50,271)

December 1, 2000 balance	182,864
Adjustments on reformed and rejected contracts (see below)	(53,376)
Cost of revenue (decrease)	(87,200)

November 30, 2001 balance	42,288
Cost of revenue (decrease)	(4,378)

December 28, 2001 balance	37,910
Increase from fresh-start reporting	9,101
Cost of revenue (decrease)	(3,518)

February 1, 2002 balance	43,493
Cost of revenue (decrease)	(8,558)

March 29, 2002 balance	$34,935

        An audited RE&C April 30, 2000 balance sheet was not delivered by Sellers, and therefore, on February 27, 2001, we filed a lawsuit against the Sellers seeking specific performance of the purchase price adjustment provisions of the Stock Purchase Agreement. On March 8, 2001, we amended our complaint to also seek money damages for misstatements and omissions allegedly made by the Sellers. Our lawsuit seeking specific performance was successful, and we and the Sellers thereafter commenced an arbitration proceeding to determine the purchase price adjustment. A significant arbitration claim was ultimately filed against the Sellers, as discussed below.

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

        Upon our suspension of work, the Sellers undertook performance of those contracts pursuant to the outstanding performance guarantees. We, however, were obligated under the Stock Purchase Agreement to indemnify the Sellers for losses they incurred under those guarantees. The Sellers also assumed obligations under other contracts, primarily in the RE&C power generation construction business unit, that resulted in significant additional indemnification obligations by us to the Sellers. As a result of costs it incurred to perform under the parent guarantees, the Sellers filed a claim against us in the bankruptcy process for approximately $940,000. As further discussed below, this claim was ultimately settled without payment to the Sellers in connection with the completion of our Plan of Reorganization. See Note 4, "Reorganization Case and Fresh-start Reporting." Until such settlement, we retained all liabilities related to the contracts, including normal profit reserves, on our balance sheet as accrued liabilities included in liabilities subject to compromise.

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

        Under the Raytheon Settlement, the Sellers agreed that, with respect to their bankruptcy claim, the Sellers would be considered unpaid, unsecured creditors having rights in the unsecured creditor class, but that, upon completion of our reorganization, they would waive any rights to receive any distributions to be given to unsecured creditors with allowed claims. In exchange, we agreed to dismiss all litigation against the Sellers related to the acquisition, and to discontinue the purchase price adjustment and binding arbitration process. We released all claims based on any act occurring prior to our emergence from bankruptcy protection, including all claims against the Sellers, their affiliates and directors, officers, employees, agents and specified professionals. The Sellers released all claims based on any act occurring prior to our emergence from bankruptcy protection, including any claims related to any contracts or projects not assumed by us during the bankruptcy cases, against us and our directors, officers, employees, agents and professionals. No cash was exchanged as a result of the settlement.

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

        While this settlement eliminated our ability to continue to seek to collect our arbitration claim, it was necessary because the Sellers' large unsecured claims in the bankruptcy were substantially impeding our reorganization process. Without this settlement, a successful emergence from Chapter 11 would have been delayed or impossible.

        We have made adjustments to the preliminary purchase price allocation of the RE&C acquisition price to the net assets acquired that was included in the unaudited quarterly information at September 1, 2000, including the following, as a result of completing our review:

  •
  We made adjustments for amounts that were recorded as part of and subsequent to the initial, preliminary purchase price allocation, as a result of additional information we obtained that supported our contention that some of the July 7, 2000 balances were materially misstated based on generally accepted accounting principles and were, therefore, included in our purchase price adjustment arbitration claim against the Sellers. In the lawsuits and arbitration claim referred to above, we asserted that the Sellers should have recorded these as adjustments in the RE&C financial statements prior to the acquisition. The adjustments primarily relate to provisions for anticipated losses on fixed-price contracts that were not recorded in the RE&C financial statements prior to the acquisition. We recorded these amounts as a $444,055 arbitration claim receivable from the Sellers. However, as noted above, under the terms of the Raytheon Settlement, we subsequently agreed to dismiss all litigation against the Sellers related to the acquisition and to discontinue the purchase price adjustment and binding arbitration process. Therefore, we wrote off the receivable from the Sellers as an asset impairment during 2000.

  •
  We made adjustments for items that were identified subsequent to the initial purchase price allocation that we believed were additional misstatements, based on additional information that we obtained, but that were not included in the arbitration claim. Cost of revenue included adjustments to estimates at completion on contracts and increases in self-insurance reserves. The impairment of assets was primarily unrecoverable accounts receivable. These amounts totaled $144,481 and were charged to operations in the three months ended December 1, 2000 as follows:

Cost of revenue	$(140,954)
Impairment of assets	(4,685)
Other	1,158

Total	$(144,481)

        We accounted for the acquisition of RE&C as a purchase business combination. The results of our operations, financial position and cash flows include the operations of RE&C from the July 7, 2000 acquisition date. We made an allocation of the aggregate purchase price to the net assets we acquired, with the remainder recorded as goodwill, on the basis of estimates of fair values after adjustments for the arbitration claim against the Sellers and adjustments charged to operations, as follows:

Working capital	$(958,636)
Arbitration claim receivable	444,055
Investments and other assets	42,633
Property and equipment	139,868
Pension and post-retirement benefit obligations	(16,427)
Deferred income taxes	(83,222)
Other non-current liabilities	(88,351)
Goodwill	680,210

Total acquisition costs, net of cash acquired of $15,790	$160,130

        Of the 23 major RE&C projects that had significant contract adjustments discussed above, 7 are now complete and 5 were eliminated in the insolvency proceedings of Washington International B.V. See Note 4, "Reorganization Case and Fresh-start Reporting." Of the remaining projects, 6 have undergone reformation of the contracts to terms and conditions that permitted us to continue working on the original project and 5 are continuing under the original terms and conditions. Most of the projects will be completed by the end of 2002, and the remaining projects in 2003.

        As a result of the foregoing events and the substantial negative cash flows of RE&C, we analyzed for impairment the assets acquired in the acquisition of RE&C, including goodwill. Based upon the results of our analysis, we recorded a charge against income during the quarter ended December 1, 2000 for the following impairments of acquired assets:

Goodwill, net of accumulated amortization of $8,727	$671,483
Indemnification amounts receivable from the Sellers under the Stock Purchase Agreement:
Billed and unbilled receivables on closed contracts	46,562
Partial indemnification of loss on government contract	25,115
Reimbursement for restructuring costs	3,026
Reimbursement of legal fees	1,305

Impairment of assets	$747,491

        As a result of the acquisition, we incurred significant costs associated with the integration and merger of the two companies. They consisted primarily of legal, accounting, consulting and other fees representing external, incremental costs directly related to the acquisition including business consulting, promotion and systems integration. For the quarter ended March 2, 2001, those costs were $5,920.

4.    REORGANIZATION CASE AND FRESH-START REPORTING

Reorganization case

        On May 14, 2001, because of severe near-term liquidity issues, WGI and several but not all of its direct and indirect domestic subsidiaries (the "Debtors") filed voluntary petitions to reorganize under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Nevada. The various individual bankruptcy cases were administered jointly.

        Under Chapter 11, certain claims against a debtor in existence prior to the filing of a petition for relief under the federal bankruptcy laws ("Pre-petition Claims") are stayed while the debtor continues business operations as a debtor-in-possession. Each of the Debtors in this case continued to operate its business and manage its property as a debtor-in-possession during the pendency of the case. Subsequent to the filing date additional Pre-petition Claims resulted from the rejection of executory contracts, including leases, and from the resolution of claims for contingencies and other disputed amounts. The Pre-petition Claims are reflected in the balance sheets as of dates between May 14, 2001 and February 1, 2002 as "liabilities subject to compromise." Secured claims, primarily representing liens on the Debtors' assets related to the RE&C Financing Facilities, were also stayed during the pendency of the bankruptcy.

        The Debtors received approval from the bankruptcy court under first-day orders to pay and did pay specified pre-petition obligations, including employee wages and benefits, foreign vendors, tax obligations and critical vendor obligations.

        Our ability to continue as a going-concern during the pendency of the bankruptcy was dependent upon obtaining sufficient debtor-in-possession financing to enable us to continue operations while in bankruptcy, the confirmation of a plan of reorganization by the bankruptcy court, and resolution of disputes between the Sellers and us. For a discussion of these disputes, see Note 3, "Acquisition of Raytheon Engineers & Constructors."

        As of May 14, 2001, we obtained a Secured Super-Priority Debtor in Possession Revolving Credit Facility (the "DIP Facility") with a commitment of $195,000 that was available to provide both ongoing funding and to support letters of credit. On June 5, 2002, the DIP Facility lenders approved an increase in the total commitment from $195,000 to $220,000. See Note 8, "Credit Facilities—DIP Facility." The DIP Facility was available and utilized as needed throughout the pendency of the bankruptcy, had no outstanding balance at November 30, 2001 and was replaced by a secured $350,000, 30-month revolving credit facility (the "Senior Secured Revolving Credit Facility"), entered into on January 25, 2002. For a detailed discussion on the Senior Secured Revolving Credit Facility, see Note 8, "Credit Facilities—Senior Secured Revolving Credit Facility."

        On December 21, 2001, the bankruptcy court entered an order confirming our Plan of Reorganization. Substantially all liabilities of the Debtors as of the date of the bankruptcy filing were subject to settlement under our Plan of Reorganization.

        During the pendency of the bankruptcy, we continued to negotiate with the Sellers a settlement of our outstanding litigation with respect to the RE&C acquisition. As a result of those negotiations we entered into the Raytheon Settlement.

        The Plan of Reorganization became effective and the Debtors emerged from bankruptcy protection on January 25, 2002 (the "Effective Date"). Our Plan of Reorganization provided for the following upon the Effective Date:

  •
  All of our equity securities (common stock, stock purchase warrants and stock options) existing prior to the Effective Date were canceled and extinguished.

  •
  $570,000 of secured debt under the RE&C Financing Facilities was exchanged for $20,000 in cash and 20,000 shares of the new common stock of reorganized WGI (the "New Common Stock"), as discussed further below. See Note 8, "Credit Facilities."

  •
  We entered into a registration rights agreement with each holder of a secured claim who received New Common Stock and requested to be a party to such agreement.

  •
  Vendor and subcontractor claims directly related to contracts we assumed during bankruptcy or upon emergence from bankruptcy that were not paid as critical vendor payments were to be paid in cash in a cure amount equal to the total claim.

  •
  Each holder of an unsecured claim at or under $5 (five thousand dollars) is to receive cash in an amount equal to its total unsecured claim ("Convenience Class Payments").

  •
  Accounts payable and subcontracts payable that were not related to core payments or Convenience Class Payments were discharged.

  •
  The holders of $300,000 of Senior Unsecured Notes and all other unsecured creditors were to receive a pro rata share of 5,000 shares of the New Common Stock and a pro rata share of 8,520 fully vested stock warrants to purchase additional shares of New Common Stock. The stock warrants expire if unexercised four years after the Effective Date. A reorganization plan committee has been established to evaluate and resolve objections to disputed claims of unsecured creditors and to determine each unsecured creditor's pro rata share of shares and warrants. The warrants consist of three tranches, as follows:

	Number of shares	Strike price per share
Tranche A	3,086	$28.50
Tranche B	3,527	$31.74
Tranche C	1,907	$33.51
  •
  Specified members of management and designated employees were granted nonqualified stock options pursuant to a management option plan to purchase an aggregate total of 1,389 shares of the New Common Stock, subject to dilution, with a term of 10 years and a strike price of $24.00 per share. In addition, options to purchase another 1,389 shares of the New Common Stock may be granted after the Effective Date at strike prices to be established by our board of directors.

  •
  The chairman of our board of directors, Mr. Dennis R. Washington, was granted three tranches of stock options to purchase shares of New Common Stock. The first tranche expires five years after the Effective Date. The remaining tranches expire four years after the Effective Date. One-third of each tranche vested on the Effective Date, one-third of each tranche will vest on the first anniversary of the Effective Date and the final third of each tranche will vest on the second anniversary of the Effective Date. However, all options immediately vest if Mr. Washington is removed from his position as chairman for reasons other than death or disability or if we undergo a change of control. We also agreed with Mr. Washington that our amended certificate of incorporation and bylaws would permit his accumulation of up to 40% of the fully diluted shares of New Common Stock in open market or privately negotiated transactions, including exercise of the stock options, and that we would take no action inconsistent with those provisions. The number of shares and respective strike prices for each tranche are as follows:

	Number of shares	Strike price per share
Tranche A	1,389	$24.00
Tranche B	882	$31.74
Tranche C	953	$33.84
  •
  We adopted fresh-start reporting as of February 1, 2002, as discussed below.

  •
  We filed an amended and restated certificate of incorporation and adopted amended and restated bylaws and established a new board of directors.

        On January 25, 2002, we entered into the Senior Secured Revolving Credit Facility to fund our working capital requirements. The Senior Secured Revolving Credit Facility bears variable interest at 5.5% above LIBOR or 4.5% above the prime rate, at our choice. It is comprised of a $208,350 revolver and a $141,650 credit-linked note. Repayments are made on a pro rata basis between the revolver and the credit-linked note. The credit-linked note can be utilized for letters of credit or funded borrowings as needed. We are required to meet various financial covenants contained in the Senior Secured Revolving Credit Facility. $28,800 in letters of credit remains outstanding from previous credit facilities until they expire, primarily in 2002.

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

        On May 21, 2001, the BV board of directors directed management to consider strategic restructuring alternatives including the filing of a petition for suspension of payment under Dutch law. In May 29, 2001, the suspension of payment was granted and a trustee was appointed pursuant to Dutch law. Under the joint management of the trustee and the BV management, all payments to third parties were temporarily postponed while the trustee and management attempted to pursue strategic alternatives, including the sale of the business to various potentially interested parties. From the date of the trustee's appointment through June 21, 2001, the trustee and management gathered facts and attempted to sell the business to several interested parties.

        Following discussions with the interested parties, it became clear that a sale of the business was not feasible. On June 21, 2001, the trustee transformed the suspension of payment to a procedure of insolvency and a curator was appointed to take over all management responsibilities and to liquidate the BV estate. The curator has been managing the estate since that date and we have cooperated and will continue to cooperate with the curator to resolve various intercompany issues, including third party intellectual property rights, foreign intercompany loans and other matters.

        During the second quarter of 2001, as a result of the insolvency and liquidation of BV, we wrote off $30,652 of assets, $64,517 of liabilities and $1,904 of foreign currency translation losses, resulting in a net gain of $31,961 from the discharge of liabilities.

Washington International, LLC

        Washington International, LLC, a Delaware limited liability company and wholly-owned subsidiary of Washington International Holding Limited, a United Kingdom wholly-owned subsidiary of WGI, filed for protection under the U.S. Bankruptcy Code in connection with our Chapter 11 filing. Washington International Holding Limited did not file for bankruptcy protection and, therefore was not a debtor in our bankruptcy proceedings in the United States. Washington International, LLC conducted business primarily in the United Kingdom. On December 5, 2001, Washington E&C Limited, also a United Kingdom wholly-owned subsidiary of Washington International Holding Limited, purchased specified contracts, constituting the ongoing business of Washington International, LLC, for $250. At that time Washington International, LLC ceased conducting business, and on February 20, 2002, a "Winding Up" order was made under the insolvency laws of England and Wales against Washington International, LLC. Washington International, LLC is now under the control of a liquidator pursuant to the insolvency laws of England and Wales, and we no longer have any control over its activities. Once the winding up process is complete, Washington International, LLC will be dissolved and will cease to exist. Creditors of Washington International, LLC will not receive any shares of the New Common Stock or stock warrants to be distributed to the unsecured creditors of the Debtors.

        Upon adoption of liquidation basis accounting in the quarter ended November 30, 2001, Washington International, LLC had assets of $9,208, liabilities of $12,155 and $364 of foreign currency translation losses, resulting in a net gain of $2,583.

        Reorganization items include the following:

	One month ended February 1, 2002	One month ended December 28, 2001
Professional fees and other expenses related to the bankruptcy proceedings	$36,072	$8,148
Impairment of assets of rejected projects	907	—
Adjustments of assets and liabilities to fair value	35,078	—

Total reorganization items	$72,057	$8,148

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

  •
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

  •
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

  •
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

        The reorganization and the adoption of fresh-start reporting resulted in the following adjustments to our consolidated balance sheet as of February 1, 2002:

	Predecessor Company balance sheet February 1, 2002	Debt discharge		Fresh-start adjustments		Successor Company balance sheet February 1, 2002
Current assets
Cash and cash equivalents	$147,450	$(19,249	)(a)	$—		$128,201
Accounts receivable	351,316	—		(418	)(h)	350,898
Deferred income taxes	104,828	—		—		104,828
Assets held for sale	154,237	—		33,582	(i)	187,819
Other	310,242	—		(9,578	)(h)	300,664

Total current assets	1,068,073	(19,249)		23,586		1,072,410

Non-current assets
Investments in mining ventures	88,968	—		(20,268	)(h)	68,700
Goodwill, Predecessor Company	174,909	—		(174,909	)(f)	—
Goodwill, Successor Company	—	—		402,352	(g)	402,352
Deferred income taxes	575,012	(343,539	)(b)	(193,766	)(k)	37,707
Property and equipment, net	161,241	—		(2,589	)(h)	158,652
Other assets	39,156	12,626	(c)	(8,231	)(h)	43,551

Total non-current assets	1,039,286	(330,913)		2,589		710,962

Total assets	$2,107,359	$(350,162)		$26,175		$1,783,372

Current liabilities
Accounts payable and subcontracts payable	$191,609	$35,960	(d)	$69	(h)	$227,638
Billings in excess of cost and estimated earnings on uncompleted contracts	87,201	170,573	(d)	9,101	(h)	266,875
Estimated costs to complete long-term contracts	75,252	23,887	(d)	(575	)(h)	98,564
Accrued salaries, wages and benefits	88,220	42,256	(d)	—		130,476
Other accrued liabilities	120,672	17,656	(d)	(228	)(h)	138,100
Liabilities held for sale	108,670	—		10,691	(i)	119,361
Income taxes payable	516	—		—		516

Total current liabilities	672,140	290,332		19,058		981,530

Non-current liabilities
Revolving credit facility	—	40,000	(a)	—		40,000
Self-insurance reserves	30,598	7,580	(d)	—		38,178
Pension and post-retirement obligations	32,132	75,633	(d)	(12,122	)(j)	95,643

Total non-current liabilities	62,730	123,213		(12,122)		173,821

Liabilities subject to compromise	1,880,900	(1,880,900	)(d)	—		—

Minority interests	77,649	—		372	(h)	78,021

Stockholders' equity (deficit)
Common stock	545	250	(d)	(545	)(l)	250
Capital in excess of par value	250,118	521,103	(d)	(250,118	)(l)	521,103
Stock purchase warrants	6,550	28,647	(d)	(6,550	)(l)	28,647
Retained earnings (accumulated deficit)	(799,813)	567,193	(e)	232,620	(l)	—
Treasury stock	(23,192)	—		23,192	(l)	—
Accumulated other comprehensive income (loss)	(20,268)	—		20,268	(l)	—

Total stockholders' equity (deficit)	(586,060)	1,117,193		18,867		550,000

Total liabilities and stockholders' equity (deficit)	$2,107,359	$(350,162)		$26,175		$1,783,372

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

•
$373,545 of unsecured liabilities were retained by us and $4,500 was paid at emergence.

•
$926,288 in unsecured obligations were exchanged for 5,000 shares of New Common Stock and 8,520 warrants. The unsecured obligations include $300,000 of Senior Unsecured Notes and approximately $415,000 related to specified Power operating unit projects that were subject to guarantees by the Sellers. See Note 3, "Acquisitions—Acquisition of Raytheon Engineers & Constructors."

•
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

        On May 14, 2001, all liabilities of the Debtors were reclassified as liabilities subject to compromise. The resolution of liabilities subject to compromise was as follows:

Resolution of liabilities subject to compromise	Predecessor Company liabilities subject to compromise February 1, 2002	Liabilities compromised (debt discharged)	Cash paid at emergence	Successor Company liabilities not compromised February 1, 2001
Current liabilities
Accounts payable and subcontracts payable	$63,827	$(23,367)	$(4,500)	$35,960
Billings in excess of cost and estimated earnings on uncompleted contracts	181,446	(10,873)	—	170,573
Estimated costs to complete long-term contracts	27,380	(3,493)	—	23,887
Accrued salaries, wages and benefits	42,441	(185)	—	42,256
Other accrued liabilities	489,110	(471,454)	—	17,656

Total current liabilities	804,204	(509,372)	(4,500)	290,332

Non-current liabilities
Long-term debt, including accrued interest	888,899	(868,899)	(20,000)	—
Self-insurance reserves	97,036	(89,456)	—	7,580
Pension and post-retirement obligations	77,781	(2,148)	—	75,633
Environmental liabilities	3,970	(3,970)	—	—
Other liabilities	9,010	(9,010)	—	—

Total non-current liabilities	1,076,696	(973,483)	(20,000)	83,213

Total	$1,880,900	$(1,482,855)	$(24,500)	$373,545

5.    RESTRUCTURING CHARGES

        During 2001, we initiated restructuring actions to improve operational effectiveness and efficiency and reduce expenses worldwide relative to employment levels and excess facilities resulting from the proposed Plan of Reorganization. A liability was recorded in other accrued liabilities with a corresponding pre-tax charge to restructuring of $6,963 for employee termination benefits. These severance costs represent expected reductions in work force for 687 employees representing management, professional, administrative and operational overhead.

        In December 2001 and during the quarter ended March 29, 2002, restructuring charges for termination benefits of $7,221 for an additional 596 employees and facility closures of $19,666 were accrued in other current liabilities. Of the total reduction in work force of 1,283, actual reductions are 998 through March 29, 2002.

        The following presents restructuring charges accrued and costs incurred:

Period ended	March 29, 2002
Accrued liability at beginning of period	$17,921
Charges and liabilities accrued:
Severance and other employee related costs	7,221
Facility closures and related costs	19,666
Cash expenditures	(11,091)
Liabilities discharged in bankruptcy	(14,155)

Accrued restructuring liability at end of period	$19,562

        As part of the Plan of Reorganization, restructuring liabilities of $14,155 representing the remaining balance recorded as part of the acquisition of RE&C and consisting of non-cancelable lease obligations were discharged.

6.    VENTURES

Construction joint ventures

        We participate in joint ventures that are formed to bid, negotiate and complete specific projects. We generally participate in joint ventures as the sponsor and manager of the projects. The size, scope and duration of joint-venture projects vary among periods.

Combined financial position of construction joint ventures	March 29, 2002	November 30, 2001
Current assets	$205,521	$223,376
Property and equipment, net	5,519	4,609
Current liabilities	(118,922)	(102,573)

Net assets	$92,118	$125,412

	Successor Company	Predecessor Company
Combined results of operations of construction joint ventures	Two months ended March 29, 2002	One month ended February 1, 2002	One month ended December 28, 2001	Three months ended March 2, 2001
Revenue	$134,376	$47,118	$46,519	$214,743
Cost of revenue	(115,013)	(40,204)	(43,229)	(178,853)

Gross profit	$19,363	$6,914	$3,290	$35,890

	Successor Company	Predecessor Company
WGI's share of results of operations of construction joint ventures	Two months ended March 29, 2002	One month ended February 1, 2002	One month ended December 28, 2001	Three months ended March 2, 2001
Revenue	$56,002	$19,455	$25,248	$94,473
Cost of revenue	(46,945)	(17,198)	(22,993)	(80,435)

Gross profit	$9,057	$2,257	$2,255	$14,038

Mining ventures

        At March 29, 2002, we held ownership interests in two incorporated mining ventures: MIBRAG mbH (50%) and Westmoreland Resources, Inc. ("Westmoreland Resources") (20%), which are accounted for under the equity method. We provide contract mining services to these ventures. We currently are in litigation with Westmoreland Resources concerning the contract mining services we provide to it. See Note 13, "Contingencies and Commitments—Other."

Combined financial position of mining ventures	March 29, 2002	November 30, 2001
Current assets	$148,358	$175,403
Non-current assets	127,312	147,639
Property and equipment, net	382,866	483,662
Current liabilities	(58,158)	(76,931)
Long-term debt, non-recourse to parents	(228,663)	(262,998)
Other non-current liabilities	(224,929)	(249,005)

Net assets	$146,786	$217,770

	Successor Company	Predecessor Company
Combined results of operations of mining ventures	Two months ended March 29, 2002	One month ended February 1, 2002	One month ended December 28, 2001	Three months ended March 2, 2001
Revenue	$52,760	$28,512	$25,465	$80,682
Costs and expenses	(45,084)	(22,564)	(22,827)	(75,038)

Net income	$7,676	$5,948	$2,638	$5,644

        Undistributed earnings from mining ventures totaled $107,802 at March 29, 2002.

7.    BUSINESSES HELD FOR SALE

        In November 2001, we and BNFL agreed to pursue the sale of the electro-mechanical division ("EMD") of our Westinghouse Businesses. EMD designs and manufactures components for the U.S. Navy, nuclear power utilities and other industries. We are in discussions with potential buyers and anticipate that a sale will be completed in 2002. Operating results for EMD are included as part of the Energy & Environment operating unit in Note 12, "Operating Segment, Geographic and Customer Information."

        During 2001, we elected to pursue the sale of the process technology development portion of our petroleum and chemical business (the "Technology Center"). We are in discussions with potential buyers, and anticipate that a sale will be completed in 2002. Operating results for the Technology Center are included as part of "Intersegment and other" in Note 12, "Operating Segment, Geographic and Customer Information."

        For financial reporting purposes, the assets and liabilities of businesses held for sale have been classified as "Assets held for sale" and "Liabilities held for sale" in the Consolidated Balance Sheets.

The table below provides detail of the assets and liabilities of EMD and the Technology Center as of March 29, 2002 and November 30, 2001.

ASSETS	March 29, 2002	November 30, 2001
Accounts receivable and unbilled receivables	$23,563	$25,742
Inventory	19,571	25,029
Goodwill	107,948	74,368
Property and equipment, net of accumulated depreciation	30,195	28,700
Other assets	300	881

Total assets held for sale	$181,577	$154,720

LIABILITIES
Accounts payable and subcontracts payable	$8,481	$11,426
Billings in excess of cost and estimated earnings on uncompleted contracts	22,180	28,515
Estimated costs to complete long-term contracts	13,873	13,441
Accrued salaries, wages and benefits, including compensated absences	6,498	5,788
Other accrued liabilities	127	458
Pension and post-retirement benefit obligations	55,020	45,238
Self-insurance reserves	2,690	2,843
Other liabilities	7,972	7,027

Total liabilities held for sale	$116,841	$114,736

        During the fresh-start reporting process, assets and liabilities held for sale were adjusted to estimated fair values based upon estimated fair value of the EMD and Technology Center businesses. Goodwill at March 29, 2002 in the above table includes the net increase in fair value over the amounts allocated to identifiable assets and liabilities.

        Operating results of the businesses held for sale are as follows:

	Successor Company	Predecessor Company
	Two months ended March 29, 2002	One month ended February 1, 2002	One month ended December 28, 2001	Three months ended March 2, 2001
Revenue	$32,098	$17,088	$16,413	$34,202
Net income (loss)	1,637	960	22	(642)

8.    CREDIT FACILITIES

RE&C Financing Facilities and Senior Unsecured Notes

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

        On July 7, 2000, in order to finance the acquisition of RE&C, refinance existing revolving credit facilities, fund working capital requirements and pay related fees and expenses, we (i) obtained the RE&C Financing Facilities, providing for an aggregate of $1,000,000 of term loans and revolving borrowing capacity and (ii) issued and sold $300,000 aggregate principal amount of the Senior Unsecured Notes. Our obligations under the RE&C Financing Facilities and the Senior Unsecured Notes were discharged upon our emergence from bankruptcy on January 25, 2002.

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

Senior Secured Revolving Credit Facility

        In connection with our emergence from bankruptcy protection on January 25, 2002, we entered into: (i) the Senior Secured Revolving Credit Facility, providing for an aggregate of $350,000 of revolving borrowing and letter of credit capacity, and (ii) exit bonding facilities, providing for an aggregate penal amount of $500,000 of surety bonds. The Senior Secured Revolving Credit Facility provides for an amount up to $350,000 in the aggregate of loans and other financial accommodations allocated pro rata between two facilities as follows: a Tranche A facility in the amount of $208,350 and a Tranche B facility in the amount of $141,650. The scheduled termination date for the Senior Secured Revolving Credit Facility is thirty months from January 24, 2002, and it may be increased up to a total of $375,000 with the approval of the lenders.

        The Senior Secured Revolving Credit Facility was entered into (i) to retire our DIP Facility and to repay any DIP Facility balance (of which there was none); (ii) to replace or backstop approximately $122,000 letters of credit issued under our pre-petition RE&C Financing Facilities; (iii) to replace approximately $32,800 letters of credit issued under the DIP Facility; (iv) to make payments to the pre-petition senior secured lenders and Mitsubishi Heavy Industries pursuant to our Plan of Reorganization; (v) to finance the costs of restructuring; and (vi) for ongoing working capital, general corporate purposes and letter of credit issuance. The initial borrowing rate under the Senior Secured Revolving Credit Facility is the applicable LIBOR, which has a stated floor of 3%, plus an additional margin of 5.5%. Alternatively, we may choose the prime rate, plus an additional margin of 4.5%. As of January 2002, the effective LIBOR- and prime-based rates were 8.5% and 9.25%, respectively. The Senior Secured Revolving Credit Facility carries other fees including commitment fees and letter of credit fees normal and customary for such credit agreements. The Senior Secured Revolving Credit Facility contains affirmative, negative and financial covenants, including minimal net worth, capital expenditures, maintenance of certain financial and operating ratios, and specifies events of default, which are typical for a credit agreement governing credit facilities of the size, type and tenor of the Senior Secured Revolving Credit Facility. Among the covenants are those limiting our ability and the ability of some of our subsidiaries to incur debt or liens, provide guarantees, make investments and pay dividends.

9.    TAXES ON INCOME

        The effective tax rates for the one month ended December 28, 2001, the one month ended February 1, 2002 and the two months ended March 29, 2002 was 36.5%, 38.2% and 42.1%, respectively. This compares to an effective tax rate of 27.8% for the quarter ended March 2, 2001. The main difference between the federal tax rate of 35% and the effective tax rates for the various periods is state taxes and the impact of nondeductible items, mainly reorganization expenses.

10.  CAPITAL STOCK, STOCK PURCHASE WARRANTS AND STOCK COMPENSATION PLAN

Capital stock

        Our emergence from bankruptcy in January 2002 resulted in the cancellation of all of our then-outstanding stock, stock options and stock purchase warrants and the issuance of new shares of stock, stock purchase warrants and stock options. As such, although required by generally accepted accounting principles, we believe the presentation of income (loss) per share for these canceled instruments is not meaningful and therefore is not presented in the accompanying financial statements for periods prior to February 1, 2002.

Stock purchase warrants

        At November 30, 2001, we had outstanding stock purchase warrants giving rights to acquire 2,865 shares of our old common stock at an exercise price of $12.00 per share. All such warrants were scheduled to expire in March 2003.

        At March 29, 2002, we had outstanding stock purchase warrants giving rights to acquire 8,520 shares of our New Common Stock, including warrants to purchase 3,086 shares at an exercise price of $28.50 per share, warrants to purchase 3,527 shares at an exercise price of $31.74 per share, and warrants to purchase 1,907 shares at an exercise price of $33.51 per share. All of these warrants expire on January 25, 2006. At March 29, 2002, all of these warrants were held by the distribution agent under our Plan of Reorganization for distribution to our former unsecured creditors.

Management option plan

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

11.  ADOPTION OF ACCOUNTING STANDARDS

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, Business Combinations ("SFAS No. 141"), and Statement No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS No. 141, which is effective for acquisitions initiated after June 30, 2001, prohibits the use of the pooling-of-interest method for business combinations and establishes the accounting and financial reporting requirements for business combinations accounted for by the purchase method. Adoption of this statement had no effect on our financial statements. SFAS No. 142 requires that an intangible asset that was or is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. SFAS No. 142 became effective for us for our fiscal year beginning December 29, 2001. The adoption of this statement did not have a significant impact on the financial statements due to our adoption of fresh-start reporting on February 1, 2002. See Note 4, "Reorganization Case and Fresh-start Reporting." Fresh-start reporting revalued all of our assets and liabilities to fair value on that date. At the date of adoption of the statement, the net book value of goodwill was $174,909 (not including amount included in assets held for sale) and was being amortized at an annual rate of approximately $15 million.

        In July 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). Upon emergence from bankruptcy, we were required to early adopt SFAS No. 143 on February 1, 2002. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of this statement did not have a significant impact on our financial statements.

        In August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). SFAS No. 144, which replaces SFAS No. 121 and APB No. 30, became effective for us on February 1, 2002. This statement retains the requirements to (i) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows, and (ii) measure an impairment loss as the difference between the carrying amount and fair value of the asset. This statement removes goodwill from its scope, eliminating the requirement to allocate goodwill to long-lived assets to be tested for impairment. SFAS No. 144 also requires that a long-lived asset to be abandoned, exchanged for a similar productive asset or distributed to owners in a spin-off, be considered held and used until it is disposed of. The accounting model for long-lived assets to be disposed of by sale must be used for all long-lived assets, whether previously held and used or newly acquired. Discontinued operations are no longer measured on a net realizable value basis, and future operating losses are no longer recognized before they occur. SFAS No. 144 also broadens the presentation of discontinued operations in the income statement to include a component of an entity (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the remainder of that entity. The adoption of this statement did not have a significant effect on our operating results.

12.  OPERATING SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION

        Beginning December 29, 2001, we reorganized our business to operate through six operating units, each of which comprise a separate reportable business segment: Power, Infrastructure, Mining, Industrial/Process, Energy & Environment and Defense. The reportable segments are separately managed, serve different markets and customers, and differ in their expertise, technology and resources necessary to perform their services.

        Power provides engineering, construction and operations and maintenance services in both fossil and nuclear power markets for turnkey new power plant construction, plant expansion, retrofit and modification, decontamination and decommissioning, general planning, siting and licensing and environmental permitting.

        Infrastructure provides diverse engineering and construction and construction management services on highways and bridges, airports and seaports, tunnels and tube tunnels, railroad and transit lines, water storage and transport, water treatment, site development and hydroelectric facilities. The operating unit generally performs as a general contractor or as a joint venture partner with other contractors on domestic and international projects.

        Mining provides contract-mining, engineering, resource evaluation, geologic modeling, mine planning, simulation modeling, equipment selection, production scheduling and operations management to coal, industrial minerals and metals markets worldwide. The operating unit currently operates six mines that produce a total of four different industrial minerals in North and South America and Europe. Mining contracts are typically two- to three-year contracts that are normally renewed in subsequent bidding cycles throughout the useful life of the mine, which can range from 20 to 30 years. Mining contracts are largely fixed-price or fixed-unit-price in nature.

        Industrial/Process provides engineering, design, procurement, construction services and total facilities management for general manufacturing, pharmaceutical and biotechnology, process, metals processing, institutional buildings, food and consumer products, automotive, aerospace, telecommunications and pulp and paper industries.

        Energy & Environment provides services to the U.S. Department of Energy, which is responsible for maintaining the nation's nuclear weapons stockpile and performing environmental cleanup and remediation. The Energy & Environment operating unit also provides the U.S. government with construction, contract management, supply-chain management, quality assurance, administrative, and environmental cleanup and restoration services. In addition, the operating unit, through EMD, supplies high reliability specialty pumps and drive systems for the U.S. Navy's nuclear-powered fleet. Energy & Environment provides safety management consulting and waste and environmental technology and engineered products, including radioactive waste containers and technical support services. We plan to sell EMD as a part of our strategy to exit all non-service businesses. See Note 7, "Businesses Held for Sale."

        Defense services the Department of Defense, which is responsible for handling U.S. biological and chemical weaponry. The operating unit serves as lead contractor for four of the U.S. Army's six chemical weapons destruction facilities. The facilities are designed to incinerate chemical weapons that have been stored in underground bunkers for several years. In addition, the operating unit provides chemical demilitarization services, funded by the U.S. government, to the Ukraine via a joint venture and has recently been awarded significant participation in the Cooperative Threat Reduction Integrated Contract. The contract is financed by Congress to protect and safely destroy weapons of mass destruction located in the former Soviet Union.

        The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate performance and allocate resources based on segment operating income. Segment operating income is total segment revenue reduced by segment cost of revenue and goodwill amortization related to the acquisition of the Westinghouse Businesses. No other significant goodwill amortization is allocated to the segments. Corporate and other expense consists principally of general and administrative expenses.

	Successor Company	Predecessor Company
Revenue	Two months ended March 29, 2002	One month ended February 1, 2002	One month ended December 28, 2001	Three months ended March 2, 2001
Power	$163,790	$85,551	$67,487	$240,383
Infrastructure	138,890	79,924	71,784	230,287
Mining	12,156	8,435	5,431	24,069
Industrial/Process	111,724	66,377	66,667	267,449
Defense	97,707	62,107	56,358	137,203
Energy & Environment	86,608	50,357	41,544	112,170

Total segments	610,875	352,751	309,271	1,011,,561
Corporate and other	(272)	270	276	5,288

Total consolidated revenues	$610,603	$353,021	$309,547	$1,016,849

	Successor Company	Predecessor Company
Operating income (loss)	Two months ended March 29, 2002	One month ended February 1, 2002	One month ended December 28, 2001	Three months ended March 2, 2001
Gross profit (loss)
Power	$6,282	$199	$1,049	$8,720
Infrastructure	8,586	2,978	3,305	10,465
Mining	3,566	3,259	685	3,446
Industrial/Process	1,054	596	(3,173)	9,147
Defense	3,575	1,956	1,976	6,935
Energy & Environment	10,175	5,568	325	5,705
Corporate and other	(1,773)	(327)	(2,707)	(751)

Total gross profit	31,465	14,229	1,460	43,667

Corporate general and administrative expense	(8,058)	(4,180)	(5,443)	(15,605)

Goodwill amortization
Power	—	—	—	—
Infrastructure	—	—	—	—
Mining	—	—	(23)	(68)
Industrial/Process	—	—	—	(68)
Defense	—	—	—	—
Energy & Environment	—	—	(1,139)	(3,416)
Corporate and other	—	—	(391)	(1,789)

Total goodwill amortization	—	—	(1,553)	(5,341)

Integration and merger costs, corporate	—	—	—	(5,920)

Restructuring charges
Power	—	—	(7,804)	—
Infrastructure	—	—	(1,021)	—
Mining	—	—	—	—
Industrial/Process	—	—	(12,634)	—
Defense	—	—	(49)	—
Energy & Environment	—	—	(4,092)	—
Corporate and other	—	(625)	(662)	—

Total restructuring charges	—	(625)	(26,262)	—

Operating income (loss)
Power	6,282	199	(6,755)	8,720
Infrastructure	8,586	2,978	2,284	10,465
Mining	3,566	3,259	662	3,378
Industrial/Process	1,054	595	(15,807)	9,079
Defense	3,575	1,956	1,927	6,935
Energy & Environment	10,175	5,568	(4,906)	2,289
Corporate and other	(9,831)	(5,131)	(9,203)	(24,065)

Total operating income (loss)	$23,407	$9,424	$(31,798)	$16,801

13.  CONTINGENCIES AND COMMITMENTS

Summitville environmental matters

        From July 1985 to June 1989, Industrial Constructors Corp. ("ICC"), one of our wholly-owned subsidiaries, performed various contract mining and construction services at the Summitville mine near Del Norte, Colorado. In 1996, the United States and the State of Colorado commenced an action under the Comprehensive Environmental Response, Compensation and Liability Act in the U.S. District Court for the District of Colorado against Mr. Robert Friedland, a potentially responsible party (a "PRP"), to recover the response costs incurred and to be incurred at the Summitville Mine Superfund Site (the "Site"). No other parties were named as defendants in the original complaints in this action. On April 30, 1999, Friedland filed a third-party complaint naming ICC and nine other defendants, alleging that those defendants are jointly and severally liable for the response costs and requesting that the response costs be equitably allocated. In October 1999, the United States and Colorado amended their complaints to add direct claims against ICC and other parties.

        On December 22, 2000, the United States and Colorado entered into a Settlement Agreement and Consent Decree wherein Friedland agreed to pay $27,500 in exchange for various promises by the United States and Colorado, including dismissal of Friedland from the action filed in 1996.

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

        We are responsible for decontaminating and decommissioning a nuclear licensed site owned and operated by EMD. During 2001, one facility underwent decontamination and decommissioning at a total cost of $8,000, of which the U.S. Navy paid 75% and we paid 25%. In April 2002, we presented a claim to the U.S. Navy requesting funding for the decontamination and decommissioning of the remaining site. Although we do not have a commitment from the U.S. Navy to pay for such future costs, we expect that, as in the past, the U.S. Navy will share in responsibility for such costs. At March 29, 2002 and November 30, 2001 we had an accrual of $711 and $701, respectively, for our estimated share of the future decontamination and decommissioning costs at this site.

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

Letters of credit

        In the normal course of business, we cause letters of credit to be issued in connection with contract performance obligations that are not required to be reflected in the balance sheet. We are obligated to reimburse the issuer of such letters of credit for any payments made thereunder. At March 29, 2002, $187,440 in face amount of letters of credit was outstanding. Of this total, $137,584 in letters of credit was issued under the $350,000 Senior Secured Revolving Credit Facility and reduces the amount available thereunder. Letters of credit outstanding under the RE&C Financing Facilities, which do not reduce the amount available under the Senior Secured Revolving Credit Facility, total $27,432. The remaining letters of credit outstanding, which are collateralized by cash and cash equivalents and do not reduce the amount available under the Senior Secured Revolving Credit Facility, are related to Broadway Insurance Company, a wholly-owned captive Bermuda insurance subsidiary, and total $22,410.

        In connection with a 1989 sale of Old MK's ownership interest in a shipbuilding subsidiary, we assumed a guarantee of port facility bonds of $21,000 through 2002. The former subsidiary collateralized the bonds with some of its assets and has established a sinking fund for the bonds. This guarantee was rejected during our bankruptcy process without liability to us.

Other

        In May 1998, Leucadia National Corporation filed an action against us and some of our officers and directors in the U.S. District Court for the District of Utah. The complaint alleged fraud in the sale of shares of MK Gold Corporation ("MK Gold") by Old MK to Leucadia and sought rescission of the sale and restitution of $22,500. Leucadia contended that we knew or believed that a non-competition agreement between us and MK Gold was unenforceable and failed to disclose that belief to Leucadia. The non-competition agreement was the subject of separate litigation between MK Gold and WGI. MK Gold was seeking alleged damages of up to $10,000. On January 5, 1999, the two cases were consolidated for trial. In April 2001, we entered into a settlement agreement with Leucadia and MK Gold and, as a result, (i) the litigation was dismissed and the parties granted one another mutual releases; (ii) we paid to MK Gold $1,500; (iii) we issued a promissory note to MK Gold for $10,000 and (iv) we agreed to extend the term of the non-competition agreement through 2006. In our bankruptcy proceedings the non-competition agreement and the extension thereof contained in the settlement agreement were rejected and terminated and amounts due to MK Gold under the promissory note were treated as a general unsecured claim and were discharged on the Effective Date pursuant to our Plan of Reorganization.

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q and other reports and statements filed by Washington Group International, Inc. (formerly Morrison Knudsen Corporation) from time to time with the Securities and Exchange Commission (collectively, "SEC Filings") contain or may contain forward-looking statements. When used in SEC Filings, the words "may," "will," "anticipate," "believe," "estimate," "expect," "future," "intend," "plan," "could," "should," "potential" or "continue" or the negative or other variations thereof, as well as other statements regarding matters that are not historical fact, are or may constitute forward-looking statements. In particular, statements relating to awards of new contracts, estimates of future capital expenditures, expectations with respect to the impact of contingencies, and liquidity are forward-looking statements. Such forward-looking statements are necessarily based on various assumptions and estimates and are inherently subject to various risks and uncertainties including, in addition to any risks and uncertainties disclosed in the text surrounding such statements or elsewhere in the SEC Filings, risks and uncertainties relating to the possible invalidity of the underlying assumptions and estimates and possible changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions and actions taken or omitted to be taken by third parties, including our customers, suppliers, business partners and competitors and legislative, regulatory, judicial and other governmental authorities and officials. Should our assumptions or estimates prove to be incorrect, or should one or more of these risks or uncertainties materialize, actual amounts, results, events and circumstances may vary significantly from those reflected in such forward-looking statements.

OVERVIEW

        Washington Group International, Inc. ("WGI") is a global engineering and construction company serving clients through six operating units: Power, Infrastructure, Mining, Industrial/Process, Defense, and Energy & Environment.

        We are subject to numerous factors which impact our ability to win new work. The Power operating unit is dependent on the domestic demand for new power generating facilities and the modification of existing power facilities. Infrastructure is impacted by the availability of public sector funding for transportation projects and availability of bonding. Mining is affected by demand for coal and other extractive resources. The Industrial/Process operating unit is impacted in general by the growth prospects in the U.S. economy and more directly by the capital spending plans of its large customer base. The Defense and Energy & Environment operating units are almost entirely dependent on the spending levels of the U.S. government, in particular, the Departments of Energy and Defense.

        We believe the following accounting issues and policies are the most significant to a complete understanding of our results of operations.

        New work bookings represent the monetary value of a contract entered into with clients that are binding on both parties and reflect the revenue expected to be recognized from that contract.

        Backlog represents the total accumulation of new work bookings less the amount of revenue recognized to date on contracts at a specific point in time; therefore, it comprises the total value of awarded contracts that are not complete and the revenue that is expected to be reflected over the remaining life of the projects in process. Backlog is the key predictor of future earnings potential. Although backlog reflects business that we consider to be firm, cancellations or scope adjustments may occur. We have adjusted backlog to reflect project cancellations, deferrals and revisions in scope and cost, both upward and downward known at the reporting date; however, future contract cancellations or modifications may reduce backlog and future revenues. We have a significant number of clients that consistently extend or add to the scope of existing contracts. We do not include any estimate of this ongoing work in backlog.

        There are three unique aspects of our approach to new work bookings and backlog:

  •
  Government contracts—Most of our government contracts cover several years. However, they are subject to annual appropriations by Congress. To account for the risk that future amounts may not be appropriated, we only include the most immediate two years of forecast revenue in our backlog. Therefore, as time passes and appropriations occur, additional new work bookings are recorded on existing government contracts.

  •
  Mining contracts—Mining contracts are entered into for varying periods of time up to the life of the resource. For new work bookings and backlog purposes, we limit the amount recorded to five years. Similarly to government contracts, as time passes, we recognize additional new work bookings as commitments for that future work are firmed up.

  •
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

        Revenue recognition is generally measured on the "percentage-of-completion" method for construction-type contracts, and as work is performed and award and other fees are earned for cost-type and operation and maintenance type contracts. There are various means of determining revenue under the percentage-of-completion method. Most of our fixed-price contracts use a cost-to-cost approach, where revenue is earned in proportion to costs incurred divided by total expected costs to be incurred. However, if a project includes significant materials or equipment costs, we require that the percentage-of-completion method be based on labor hours, labor dollars or some other appropriate approximation of physical completion rather than on a strict percentage of costs incurred. Also, we generally do not recognize any profit on fixed-price contracts until the project is at least 20% complete.

        With respect to award fees associated with U.S. government contracts, we only recognize an estimated award fee based on historical performance until the client has confirmed the final award fee at year-end. This approach can result in significant amounts of profit recognition in the fourth quarter on projects in our Defense and Energy & Environment operating units. Performance-based incentive fees are recognized when actually awarded by the client.

        Revenue recognition for construction and engineering contracts also depends on whether the contract or project is determined to be an "at risk" or an "agency" relationship between the client and us. Determination of the relationship is based on characteristics of the contract or the relationship with the client. For "at risk" relationships, the gross revenue and the costs of goods, services, payroll, benefits, non-income tax and other costs are recognized in the income statement. For "agency" relationships, where we act as an agent for our client, only fee revenue is recognized, meaning that direct project costs and the related reimbursement from the client have been netted.

        Joint ventures and equity investments are utilized when certain contracts are executed jointly through partnerships and joint ventures with unrelated third parties.

  •
  Joint ventures—Much of our work on large construction projects is performed through joint ventures with one or more partners. The accounting treatment depends on our ownership percentage of the joint venture. For those where our ownership exceeds 50% or we control the joint venture by contract terms or other means, the assets, liabilities and results of operations of the joint venture are fully consolidated in our financial statements, and the minority interests of third parties are separately deducted in our financial statements. For those where the ownership is 50% or less, we report our pro rata portion of revenue and costs but the balance sheet reflects only our net percentage investment in the project.

  •
  Partially-owned subsidiary companies—Again, the accounting treatment depends on our ownership percentage of the subsidiary company. For those where the ownership exceeds 50%, the assets, liabilities and results of operations of the subsidiary company are fully consolidated in our financial statements, and the minority interests of third parties are separately deducted in our financial statements. However, where the ownership is 50% or less, we reflect our proportion of the net income in the results of operations as equity in earnings of mining ventures and our investment on the balance sheet as our net percentage investment in the subsidiary company.

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

        Change orders and claims are common on construction contracts when changes occur once contract performance is underway. These changes are to be documented and terms agreed with the client before the work is performed. Also, costs may be incurred in addition to amounts originally estimated under the assumption that the customer will agree to pay for such additional costs. Change orders are included on total estimated contract revenue when it is probable that the change order will result in a bona fide addition to contract value and can be reliably estimated. If it is probable that the change order will result in the contract price exceeding the related costs incurred, that the excess over cost can be reliably estimated and if realization is assured beyond a reasonable doubt, the original contract price is adjusted to the probable revised contract amount as the costs are recognized. Claims are included on total estimated contract revenue, only to the extent that contract costs related to the claim have been incurred, when it is probable that the claim will result in a bona fide addition to contract value and can be reliably estimated. No profit is recognized on claims until final settlement occurs. This can lead to a situation where losses are recognized when costs are incurred before client agreement is obtained and subsequent income recognized when signed agreements are negotiated.

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

        Government contract costs are incurred under certain of our contracts, primarily in the Defense and Energy & Environment operating units. We have contracts with the U.S. government that contain provisions requiring compliance with the U.S. Federal Acquisition Regulation and U.S. Cost Accounting Standards. The allowable costs we charge to those contracts are subject to adjustments upon audit and negotiation by various agencies of the U.S. government. Audits and negotiations of indirect costs are substantially complete through 1999. Audits of 2000 indirect costs are in progress. We are also in the process of preparing cost impact statements as required under the U.S. Cost Accounting Standards for 1999 through 2001, which are subject to audit and negotiation. We have also prepared and submitted to the U.S. government cost impact statements for 1989 through 1995 for which we believe no adjustments are necessary. We believe that the results of the indirect cost audits and negotiations and the cost impact statements will not result in a material change to our financial position, results of operations or cash flows.

        Pension and post-retirement benefit plans include certain plans for which we assumed sponsorship through (i) the acquisition of the government and environmental services businesses of CBS Corporation (now Viacom, Inc.) by BNFL Nuclear Services, Inc. ("BNFL") and us, which businesses are referred to as the "Westinghouse businesses"; and (ii) our acquisition from Raytheon Engineers & Constructors International, Inc. ("RECI") of the capital stock of the subsidiaries of RECI, and specified other assets of RECI, and our assumption of specified liabilities of RECI, which acquired businesses are referred to as "RE&C." We assumed sponsorship of contributory defined benefit pension plans, which cover employees of the Westinghouse Government Services Group ("WGSG"). We make actuarially computed contributions as necessary to adequately fund benefits for these plans. We are also the sponsors of an unfunded plan to provide health care benefits for employees of WGSG who retired before July 1, 1993, including their surviving spouses and dependent children. We also provide benefits under company-sponsored retiree health care and life insurance plans for substantially all employees of WGSG. We also provide benefits under company sponsored retiree health care to approximately 260 retired employees and provide a life insurance plan for substantially all retirees of RE&C. The retiree health care plans require retiree contributions and contain other cost sharing features. The retiree life insurance plan provides basic coverage on a noncontributory basis.

        Goodwill will no longer be amortized, but will be subject to annual impairment tests under the new rules issued in June 2001, by the Financial Accounting Standards Board in Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. These statements will be effective for our fiscal year 2002. Effective February 1, 2002, in conjunction with fresh-start reporting, we adjusted all of our assets and liabilities to estimated fair value.

        Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") is used to provide information regarding our ability to service our debt. EBITDA is not a measure of operating performance computed in accordance with generally accepted accounting principles ("GAAP"), and should not be considered as a substitute for earnings from operations, net income or loss, cash flows from operating activities or other statements of operations or cash flow data prepared in conformity with GAAP, or as a measure of profitability or liquidity. In addition, EBITDA may not be comparable to similarly titled measures of other companies.

        Our calculation of EBITDA represents earnings before interest, taxes, depreciation and amortization, normal profit and exclusion of certain other non-recurring gains and losses. Components of the EBITDA are presented below:

EBITDA (in millions) Three months ended	March 29, 2002
Net income	$531.7
Reorganization items, net of tax of $23.7	48.4
Net gain in bankruptcy	(567.2)

Net income, after adjustments for bankruptcy items	12.9
Taxes	12.7
Interest expense	5.7
Depreciation and amortization	16.1
Normal profit	(12.0)

Total	$35.4

REORGANIZATION CASE AND FRESH-START REPORTING

        On May 14, 2001, WGI and several but not all of its direct and indirect subsidiaries filed voluntary petitions to reorganize under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Nevada (Case No. BK-N-01-31627). The various legal entities that filed for bankruptcy are collectively referred to hereafter as the "Debtors." The individual bankruptcy cases were administered jointly. Each of the Debtors continued to operate its business and manage its property as a debtor-in-possession pursuant to sections 1107 and 1108 of the U.S. Bankruptcy Code during the pendency of the cases. For a more detailed discussion, see our current report on Form 8-K filed May 29, 2001.

        Prior to May 14, 2001, our common stock was listed on the New York Stock Exchange and traded under the ticker symbol "WNG." On May 14, 2001, the exchange suspended trading of our common stock, and on July 6, 2001, our common stock was delisted by the exchange.

        Shortly after the commencement of the bankruptcy cases, the committee representing our secured lenders and Dennis R. Washington began negotiations regarding Mr. Washington's continued involvement with us during the bankruptcy cases and after our emergence from bankruptcy protection. The result of these negotiations was an agreement, embodied in our Plan of Reorganization, as defined below, that provided that in exchange for Mr. Washington's agreement to render ongoing services to us and to remain as chairman of our board of directors, Mr. Washington would be granted options to purchase shares of our common stock to be issued in connection with our emergence from bankruptcy protection. For a more detailed discussion, see our current report on Form 8-K filed January 4, 2002.

        On December 21, 2001, the bankruptcy court entered an order confirming the Second Amended Joint Plan of Reorganization of Washington Group International, Inc., et al., as modified (the "Plan of Reorganization"). For a more detailed discussion, see our current report on Form 8-K filed January 4, 2002.

        On January 25, 2002 (the "Effective Date"), we emerged from bankruptcy protection pursuant to our Plan of Reorganization. We also entered into a secured $350 million, 30-month revolving credit facility to fund our working capital requirements and obtained bonding capacity to take on new projects. Under our Plan of Reorganization, on the Effective Date, all our equity securities existing prior to the Effective Date were canceled and extinguished; we issued an aggregate 25,000,000 shares of our $.01 par value common stock; we issued warrants to purchase an additional aggregate 8,520,424 shares of common stock; we filed an amended and restated certificate of incorporation and adopted amended and restated bylaws; we adopted new stock option plans and granted options under those plans for an aggregate 4,613,000 shares of common stock, including options granted to Dennis R. Washington to purchase an aggregate 3,224,100 shares of common stock; and we entered into various other agreements. Our new common stock currently trades in the over-the-counter market and is quoted on the Pink Sheets® quotation service under the ticker symbol "WGII." For a more detailed discussion, see our current report on Form 8-K filed February 8, 2002.

        During the pendency of the bankruptcy cases, we continued to negotiate with Raytheon and RECI (collectively with Raytheon, the "Sellers") a settlement of our outstanding litigation with respect to the RE&C acquisition. As a result of those negotiations, we reached a settlement regarding the issues and disputes between the parties, which settlement was incorporated into our Plan of Reorganization (the "Raytheon Settlement").

        Under the Raytheon Settlement, the Sellers agreed that, with respect to their bankruptcy claim, the Sellers would be considered unpaid, unsecured creditors having rights in the unsecured creditor class, but that, upon completion of our reorganization, they would waive any rights to receive any distributions to be given to unsecured creditors with allowed claims. In exchange, we agreed to dismiss all litigation against the Sellers related to the acquisition, and to discontinue the purchase price adjustment and binding arbitration process. We released all claims based on any act occurring prior to our emergence from bankruptcy protection, including all claims against the Sellers, their affiliates and their directors, officers, employees, agents and specified professionals. The Sellers released all claims based on any act occurring prior to our emergence from bankruptcy protection, including any claims related to any contracts or projects not assumed by us during the bankruptcy cases, against us and our directors, officers, employees, agents and professionals. No cash was exchanged as a result of the settlement.

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

        As of February 1, 2002, we adopted fresh-start reporting pursuant to the guidance provided by the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. In connection with the adoption of fresh-start reporting, a new entity has been created for financial reporting purposes. The effective date of our emergence from bankruptcy protection is considered to be the close of business on February 1, 2002 for financial reporting purposes. The periods presented prior to February 1, 2002 have been designated "Predecessor Company" and the period ending subsequent to February 1, 2002 has been designated "Successor Company."

        These events are discussed in greater detail in Note 3, "Acquisition of Raytheon Engineers and Constructors," Note 4, "Reorganization Case and Fresh-start Reporting" of the Notes to Consolidated Financial Statements in Item 1 of this report and are discussed in our annual reports on Form 10-K for the fiscal years ended December 1, 2000 and November 30, 2001, which are being filed contemporaneously with this report.

YEAR-END CHANGE AND TRANSITION PERIOD

        We have changed our fiscal year from a 52/53 week year ending on the Friday closest to the end of November to a 52/53 week year ending on the Friday closest to December 31. This change became effective on December 29, 2001. As a result of this change, we have presented interim financial results for the one month period ended December 28, 2001. Operations were affected in the month of December by normally lower activities during the holiday season. A $26.3 million charge was recognized associated with our restructuring including reductions in staff and closing of offices.

BACKGROUND

New Work and Backlog

        During fiscal 2001, most of which was impacted first by the announcement of our problems with the RE&C acquisition and the impending liquidity crisis, and by our filing for bankruptcy protection, we were able to book new work of $2,968.3 million. However, our backlog fell from $5,659.4 million at December 1, 2000 to $3,547.5 million at November 30, 2001. The reduction in backlog occurred because revenue of $4,059.5 million in 2001 exceeded new work by approximately $1,091.2 million, and we reduced backlog by $1,020.6 million primarily because of the suspension of work on two power plants in Massachusetts ($800 million), the bankruptcy and liquidation of a foreign subsidiary company (see Note 4, "Reorganization Case and Fresh-start Reporting—Washington International B.V." of the Notes to Consolidated Financial Statements in Item 1 of this report) ($90 million), and the cancellation of a contract as a result of a revision of the client's capital expenditure program in our Industrial/Process operating unit ($90 million). Our Power and Infrastructure operating units were also impacted the most during this time because they were unable to book new large projects during the period of uncertainty.

        It is important to note that during this period, no contracts of any significance were canceled by clients due to our financial difficulties, and in fact, many clients renewed or extended contracts or expanded the scope of existing contracts, which contributed significantly to the $2,968.3 million of new work booked.

Integration of RE&C

        While we were operating under the protection of the bankruptcy court, we continued both to integrate the RE&C business with WGI, and to restructure the way we do business to focus on our key markets and reduce the overall cost structure. The following major initiatives were undertaken during 2001:

  •
  Restructure our organization to be market-focused, which led to the modification of our organizational structure to six operating units.

  •
  Establish operations centers in Princeton, New Jersey, and Denver, Colorado, to take advantage of economies-of-scale and reduce our overall engineering costs. Engineers in those operations centers support all operating units rather than an individual operating unit thereby increasing overall utilization.

  •
  Close 25 offices around the country to eliminate unnecessary overhead costs.

  •
  Establish a corporate business development function to coordinate sales efforts and focus on fewer but more significant prospects.

        These efforts culminated in a reduction of some 1,200 salaried employees, which together with the office closings, are expected to reduce the overall cost structure by approximately $100 million when compared to 2001, most of which will result in improved gross profit from the operating units.

Contract Renegotiation

        Of the 23 major RE&C projects that had significant contract adjustments, 7 are now complete and 5 were eliminated in the insolvency proceedings of Washington International B.V. Of the remaining projects, 6 have undergone reformation of the contracts to terms and conditions that permitted us to continue working on the original project and 5 are continuing under the original terms and conditions. Most of the projects will be completed by the end of 2002, and the remaining projects in 2003.

RESULTS OF OPERATIONS

        Beginning on December 29, 2001 we changed the operating units of our business. The process technology development portion of our petroleum and chemicals business (the "Technology Center") is being held for sale; the remainder of the Petroleum & Chemicals operating unit has been combined with the Industrial/Process operating unit. The Infrastructure & Mining operating unit has been split into two operating units: "Infrastructure" and "Mining." The Government operating unit has been split into two operating units: "Defense" and "Energy & Environment."

        On January 25, 2002, we emerged from Chapter 11 bankruptcy proceedings and implemented fresh-start reporting effective February 1, 2002. Accordingly, all assets and liabilities at the Effective Date were adjusted to reflect their respective fair values. The consolidated financial statements after that date are those of a new reporting entity and are not comparable to the pre-emergence periods. However, for purposes of this discussion, the two months ended March 29, 2002 (post-emergence) were combined with the month ended February 1, 2002 (pre-emergence) and reorganization items are presented as bankruptcy-related items, net of tax. The first quarter of fiscal 2001 is presented as the three months ended March 2, 2001. Due to the differing time periods covered in the first quarters of each year and the bankruptcy occurring in the intervening period, the data is not comparable. The following table is included solely for use in analysis of results of operations, and to complement management's discussion and analysis.

RESULTS OF OPERATIONS (in millions) QUARTER ENDED MARCH 29, 2002 COMPARED TO QUARTER ENDED MARCH 2, 2001	2002	2001
Backlog
Beginning backlog	$3,378.7	$5,659.4
New work	967.0	1,088.2
De-bookings	—	(839.2)
Revenue	(963.6)	(1,016.8)

Ending backlog	$3,382.2	$4,891.6

Revenue	$963.6	$1,016.8

Gross profit	$45.7	$43.6
General and administrative expenses	(12.3)	(15.6)
Goodwill amortization	—	(5.3)
Integration and merger costs	—	(5.9)
Restructuring charges	(.6)	—

Operating income	32.8	16.8
Investment income	.4	5.1
Interest expense	(5.7)	(20.6)
Other income (loss), net	2.2	(3.5)

Income (loss) before income taxes, minority interests and bankruptcy-related items	29.7	(2.2)
Income tax (expense) benefit	(12.7)	.6
Minority interests in consolidated subsidiaries	(4.1)	(.8)

Income (loss) before bankruptcy-related items	12.9	(2.4)
Reorganization items, net of tax of $23.7	(48.4)	—
Extraordinary item: debt discharge, net of tax of $343.5	567.2	—

Net income (loss)	$531.7	$(2.4)

New work, revenue and backlog

        During the first quarter of 2002 the operating units recorded $967 million of new work, including $74.3 million from EMD, virtually equal to revenue recognized. This was the first quarter since the RE&C acquisition that new work bookings exceeded revenue. New work bookings during the last three quarters of 2001 averaged $626.7 million. Revenue of $963.6 million was approximately the same as each of the last three quarters of 2001.

        At March 29, 2002, backlog of $3,382.2 million, including $287.0 million from EMD, was comprised of $1,494.9 million (44%) from cost-type contracts and $1,887.3 million (56%) from fixed-price contracts and our share from mining ventures. Because we limit reporting of new work on government contracts to two years, the reported backlog excludes $1,087.2 million of contract value for work on government contracts beyond this two year period.

        Gross profit for the quarter was $45.7 million led by strong performance in the Defense, Energy & Environment and Mining operating units together with the cost savings associated with our restructuring efforts described above.

        Included in gross profit for the first quarter of 2002 is the recognition of $12.0 million of normal profit. Normal profit of $30.5 million was recognized in the first quarter of 2001.

General and administrative expenses

        General and administrative expenses for the first quarter of 2002 were $12.3 million compared to $15.6 million for the first quarter of 2001. We reduced our general and administrative costs as part of the restructuring and expect the annual costs to be between $11 million and $12 million lower in the current fiscal year than the prior fiscal year which was $56.9 million.

Integration and merger costs

        Integration and merger costs were $5.9 million for the first quarter of 2001. These costs related to the integration of RE&C into our business and were principally comprised of legal, accounting and other consulting services. There were no such costs in 2002.

Investment income

        Low interest rates combined with lower excess cash balances following our reorganization resulted in only $0.4 million of investment income for the current quarter as compared to $5.1 million in the prior year quarter.

Interest expense

        Interest expense for the three month period ended March 29, 2002 is $5.7. Interest expense is comprised of $3.1 million of amortization of bank fees paid at closing and $2.6 cash interest expense. The cash interest expense consists of letter of credit fees, interest on funded debt, commitment fees on undrawn and unissued funds and fronting fees.

Other income, net

        During the first quarter of 2002 an insurance carrier that provides our employee long-term disability coverage converted from a mutual insurance company to a stock company. In connection with the demutualization we received a $2.8 million distribution which we recorded as a gain following the insurance company's initial public offering during this quarter.

Income tax expense

        The effective tax rates for the one month ended December 28, 2001, the one month ended February 1, 2002 and the two months ended March 29, 2002, was 36.5%, 38.2% and 42.1%, respectively. This compares to an effective tax rate of 27.8% for the quarter ended March 2, 2001. The components of the effective tax rate for the various periods are shown in the table below:

	Successor Company	Predecessor Company
	Two months ended March 29, 2002	One month ended February 1, 2002	One-month ended December 28, 2001	Three months ended March 2, 2001
Federal tax	35.0%	35.0%	35.0%	35.0%
State tax	4.2	2.8	3.9	5.5
Nondeductible items	1.9	.4	(3.1)	(14.4)
Foreign tax	1.0	—	—	(1.3)
Goodwill	—	—	.7	3.0

Effective tax rate	42.1%	38.2%	36.5%	27.8%

        When the effective tax rate is applied to a loss before taxes, a tax benefit results. In these periods, nondeductible expenses decrease the effective tax rate. When the effective tax rate is applied to income before taxes, a tax expense results. In these periods, nondeductible expenses increase the effective tax rate.

        Income recognized upon the cancellation of debt in the bankruptcy restructuring was offset by a net operating loss ("NOL") carryover, capital loss carryover, federal tax credit carryovers, such as the alternative minimum tax credit, and reduction in the tax basis of depreciable and amortizable assets. Cash tax payments for 2002 and later years are anticipated to be substantially less than the related tax provision reported in the financial statements. While the NOL carryover for federal and state income taxes will be substantially utilized after 2002 as a result of the cancellation of debt in the bankruptcy restructuring, there will continue to be substantial tax deductions for goodwill amortization. Goodwill, for tax purposes, has a remaining 13.5 year life at the beginning of 2002, and annual amortization is expected to be at least $40 million.

        Deferred tax assets such as the NOL carryover and certain tax credit carryovers were substantially utilized by the cancellation of debt recognized upon our emergence from bankruptcy. Deferred tax assets were also reduced because we adopted fresh-start accounting for financial reporting purposes. The main impact on deferred taxes as a result of fresh-start accounting was that the deferred tax asset that had been previously recorded for the difference between the financial reporting and the tax bases in goodwill was eliminated. This elimination and the other changes associated with fresh-start accounting reduced the net deferred tax assets by $193.8 million. The remainder of the change to deferred tax assets from the balance shown at the end of 2001 was associated with the cancellation of debt.

Minority interests

        Most of the minority interest relates to BNFL's 40% ownership of our Westinghouse Businesses, which are included in the Energy & Environment operating unit.

Reorganization items

        During the period ended February 1, 2002, we recognized, as part of fresh-start reporting, charges that aggregated $35.1 million for adjustments to reflect all assets and liabilities at their respective fair values. Other reorganization charges during the period ended March 29, 2002 totaled $37.0 million and represent mainly professional fees incurred in connection with the bankruptcy proceedings. The tax benefit related to these items is $23.7 million.

Extraordinary item

        During the first quarter of 2002 an extraordinary gain was recorded, comprised of $1,460.7 million for the discharge of liabilities that resulted from our Plan of Reorganization, offset by New Common Stock and warrants issued of $550 million and income taxes of $343.5 million.

OPERATING UNIT RESULTS
(In millions)

Revenue Quarter ended	March 29, 2002	March 2, 2001
Power	$249.3	$240.4
Infrastructure	218.8	230.3
Mining	20.6	24.1
Industrial/Process	178.1	267.4
Defense	159.8	137.2
Energy & Environment	137.0	112.1
Intersegment and other	—	5.3

Total revenue	$963.6	$1,016.8

Operating income Quarter ended	March 29, 2002	March 2, 2001
Power	$6.5	$8.7
Infrastructure	11.6	10.5
Mining	6.8	3.4
Industrial/Process	1.6	9.1
Defense	5.5	6.9
Energy & Environment	15.7	2.3
Intersegment and other	(2.7)	(8.5)
General and administrative expenses	(12.2)	(15.6)

Total operating income	$32.8	$16.8

Power

        Revenue for the first quarter of 2002 was $249.3 million and operating income was $6.5 million. Approximately $117.3 million of revenue and $3.9 million of operating income is related to four projects purchased in the RE&C acquisition which were originally fixed-price contracts, but which were converted during 2001 to cost reimbursable contracts (the "Reformed Contracts"). The Sellers remain responsible for the performance of the contracts and as such continue to fund the construction of the projects. We are retained by the Sellers on a cost-reimbursable basis and continue to provide construction management on the projects. Operating income for 2002 included the recognition of $.8 million of normal profit.

        New work bookings during the first quarter of 2002 were $183.5 million with the majority of this coming from extensions and scope increases on existing contracts including $108.6 million from the Reformed Contracts. Future trends for new work are difficult to predict due to the large size and uncertain timing of awards. Backlog was $361.7 million at March 29, 2002 and declined from the prior year due to revenue recognized during that period, exceeding the relatively low level of new awards during our bankruptcy.

        Revenue for the first quarter of 2001 was $240.4 million and operating income was $8.7 million. Operating income included the recognition of $12.5 million of normal profit on $210 million of revenue from certain contracts acquired in the RE&C acquisition. New work bookings during the quarter were $167.1 million and $801.0 million of previously recorded backlog was reversed due to the suspension of work on two RE&C power projects in Massachusetts. Backlog was $667.5 million at March 2, 2001.

Infrastructure

        Revenue for the first quarter of 2002 was $218.8 million and operating income was $11.6 million. Approximately $89.3 million of revenue and normal profit of $10.0 million was recognized on projects acquired in the RE&C acquisition. The remaining revenue relates to construction projects, most of which were obtained before our bankruptcy filing, and engineering services.

        New work bookings during the first quarter of 2002 were $229.6 million with $151.7 million coming from additional client funding on our New Jersey light rail project. Relatively little new work was booked during bankruptcy and the unit's backlog declined from the prior year by $462.8 million to $1,069.8 million at March 29, 2002. However, with our emergence from bankruptcy and restoration of bonding capacity, we are pursuing several large fixed-price construction projects in our traditional markets.

        Revenue for the first quarter of 2001 was $230.3 million and operating income was $10.5 million. Operating income included the recognition of $13.4 million of normal profit related to the same projects as above. New work bookings during the quarter were $228.0 million with $146.6 million coming from additional client funding on our New Jersey light rail project. Backlog was $1,532.6 million at March 2, 2001.

Mining

        Revenue for the first quarter of 2002 was $20.6 million and operating income was $6.8 million. During 2001, we purchased an additional 17% interest in MIBRAG mbH ("MIBRAG"), a coal mining operation in Germany, bringing our total ownership to 50%. The MIBRAG mining operation produced and delivered substantially more coal than in the prior year and generated $6.5 million of operating income in the first quarter of 2002. New work bookings during the quarter were $37.5 million, mainly from existing contract mining projects. Backlog was $278.6 million at March 29, 2002.

        Revenue for the first quarter of 2001 was $24.1 million and operating income was $3.4 million. Our 33% investment in MIBRAG generated $1.7 million of the unit operating income. New work bookings during the quarter were $7.8 million, mainly from extensions to existing contract mining projects. Backlog was $257.6 million at March 2, 2001.

Industrial/Process

        Revenue for the first quarter of 2002 was $178.1 million and operating income was $1.6 million. The downturn of the fiber optics, telecommunications and aerospace markets affected capital spending by key clients. However, our operations and maintenance and process industries revenues have remained stable throughout the bankruptcy period. Operating income included the recognition of $1.3 million of normal profit. Industrial/Process also incurred $3 million in costs due to under-utilization of engineering resources as it continues to reorganize to confront market conditions. New work booked during the quarter was $177.8 million, which was up from the bankruptcy period. Backlog at March 29, 2002 was $461.3 million.

        Revenue for the first quarter of 2001 was $267.4 million and operating income was $9.1 million. Operating income included the recognition of $1.6 million of normal profit related to certain projects acquired in the RE&C acquisition. New work booked during the quarter included $107.9 million in the telecommunications market and total bookings were $333.2 million. Backlog at March 2, 2001 was $968.4 million.

Defense

        Revenue for the first quarter of 2002 was $159.8 million and operating income was $5.5 million. Chemical demilitarization activity was very strong in the quarter, accounting for $128.3 million of revenue. Strong performance led to incentive award fees which contributed to operating income for the quarter. New work booked during the quarter was $164.6 million including significant scope expansions on chemical demilitarization contracts and new defense threat reduction projects in the former Soviet Union. Backlog at March 29, 2002 was $499.7 million and declined from the prior year as we approach completion of the construction phase and enter the operations and maintenance phase on the last two chemical demilitarization projects.

        Revenue for the first quarter of 2001 was $137.2 million and operating income was $6.9 million. Operating income included the recognition of $3.0 million of normal profit on certain contracts acquired from RE&C. New work booked during the first quarter of 2001 was $112.6 million. Backlog at March 2, 2001 was $678.1 million.

Energy & Environment

        Revenue for the first quarter of 2002 was $137.0 million and operating income was $15.7 million. Results included $43.3 million of revenue and $7.4 million operating income from EMD which is currently being held for sale. Operating income improved in the first quarter due to the receipt and recognition of award fees on Department of Energy management contracts. New work booked during the quarter was $174.4 million including $74.3 million from EMD. Backlog at March 29, 2002 was $711.1 million including $287.0 million for EMD.

        Revenue for the first quarter of 2001 was $112.1 million and operating income was $2.3 million. The quarter's results include $27.6 million of revenue and $.1 million of operating income from EMD. New work booked during the quarter was $239.4 million including $79.1 million from EMD. Backlog at March 2, 2001 was $787.4 million including $281.3 million for EMD.

Intersegment and other

        For the first quarter of 2001, intersegment and other includes goodwill amortization of $5.3 million and integration and merger costs of $5.9 million. There were no such expenses in the first quarter of 2002.

OPERATING UNIT NEW WORK

        New work for each operating unit, which represents additions to backlog for the period, is presented below:

(In millions) Quarter ended	March 29, 2002	March 2, 2001
Power	$183.5	$167.1
Infrastructure	229.6	228.0
Mining	37.5	7.8
Industrial/Process	177.8	333.2
Defense	164.6	112.6
Energy & Environment	174.4	239.4
Other	(.4)	.1

Total new work	$967.0	$1,088.2

FINANCIAL CONDITION AND LIQUIDITY

Liquidity and capital resources (In millions)	March 29, 2002	March 2, 2001
Cash and cash equivalents
Beginning of period	$138.2	$393.4
End of period	105.8	240.5
	Quarter ended
	March 29, 2002	March 2, 2001
Net cash provided (used) by:
Operating activities	$4.0	$(154.2)
Investing activities	(1.2)	(.8)
Financing activities	(35.2)	2.1

        We have three principal sources of near-term liquidity: (1) cash generated by operations; (2) existing cash and cash equivalents; and (3) revolving loan borrowings under our Senior Secured Revolving Credit Facility. In the three months ended March 29, 2002, we generated $4 million of net cash from our operating activities. Payments were made upon the emergence from bankruptcy of approximately $70 million on January 25, 2002 to fund up-front fees for the Senior Secured Revolving Credit Facility, payment to the secured lenders, creditors and insurance premiums. This was funded with available cash and an initial borrowing under the Senior Secured Revolving Credit Facility of $40 million. Borrowings under the facility were reduced to $25 million by the end of the quarter.

        Cash and cash equivalents decreased $32.4 million to $105.8 million at March 29, 2002 from $138.2 million at December 28, 2001. $85.7 million of cash was restricted for use on the operations of our consolidated construction joint ventures, by projects having contractual cash restriction and our self-insurance programs.

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

BACKLOG

        Backlog of all uncompleted contracts at March 29, 2002 was $3,382.2 million and $4,891.6 million at March 2, 2001. New work awarded in the quarter ended March 29, 2002 totaled $967 million and was $1,088.2 million for the quarter ended March 2, 2001.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
(In millions of dollars)

Interest rate risk

        Our exposure to market risk for changes in interest rates relates primarily to our short-term investment portfolio and debt obligations. Our short-term investment portfolio consists primarily of highly liquid instruments with maturities of one month or less. As of March 29, 2002, we had $35 million in short-term investments classified as cash equivalents. Of total cash and cash equivalents at March 29, 2002 of $106 million, $86 million was restricted for use on the operations of our consolidated joint ventures, by projects having contractual cash restrictions and our self-insurance programs.

        From time to time, we effect borrowings under our Senior Secured Revolving Credit Facility or otherwise for general corporate purposes, including working capital requirements and capital expenditures. Borrowings under our Senior Secured Revolving Credit Facility bear interest at the applicable LIBOR or prime rate, plus an additional margin and, therefore, are subject to fluctuations in interest rates. As of March 29, 2002, we had $25 million outstanding under our Senior Secured Revolving Credit Facility. As such, our exposure to interest rate risk was not significant.

Foreign currency risk

        We conduct our business in various regions of the world. Our operations are, therefore, subject to volatility because of currency fluctuations, inflation changes and changes in political and economic conditions in these countries. We are subject to foreign currency translation and exchange issues, primarily with regard to our mining venture, MIBRAG, in Germany. At March 29, 2002, the cumulative adjustments for translation losses net of related income tax benefits were $.7 million. While we endeavor to enter into contracts with foreign customers with repayment terms in U.S. currency in order to mitigate foreign exchange risk, our revenues and expenses are sometimes denominated in local currencies, and our results of operations may be affected adversely as currency fluctuations affect pricing and operating costs or those of our competitors. We engage from time to time in hedging operations, including forward foreign exchange contracts, to reduce the exposure of our cash flows to fluctuations in foreign currency rates. We do not engage in hedging for speculative investment reasons. We can give no assurances that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

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

        We also incorporate by reference the information regarding legal proceedings set forth under the caption "Other" in Note 13, "Contingencies and Commitments" of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

        The information set forth in Note 4, "Reorganization Case and Fresh-start Reporting" of the Notes to Condensed Consolidated Financial Statements regarding our equity securities existing prior to the Effective Date and the New Common Stock and the stock warrants and stock options to purchase new common stock of reorganized WGI ("New Common Stock") issued or granted on the Effective Date is incorporated by reference in response to this Item 2.

        Section 1145(a)(1) of the U.S. Bankruptcy Code exempts the offer and sale of securities under a plan of reorganization from registration under both the Securities Act of 1933 and state securities laws if three principal requirements are satisfied: (i) the securities must be issued under a plan of reorganization by the debtor, its successor under the plan or an affiliate participating in a joint plan with the debtor; (ii) the recipients of the securities must hold a pre-petition or administrative expense claim against the debtor or an interest in the debtor and (iii) the securities must be issued entirely in exchange for the recipient's claim against or interest in the debtor or principally in such exchange and partly for cash or property. Section 1145(a)(2) of the U.S. Bankruptcy Code exempts the offer of a security through any warrant that is sold in the manner specified in Section 1145(a)(1) and the sale of a security upon the exercise of such a warrant. We believe that the offer and sale of New Common Stock and stock warrants to purchase New Common Stock under the Plan of Reorganization satisfy the requirements of Section 1145(a)(1) of the U.S. Bankruptcy Code, and, therefore, the New Common Stock and stock warrants to purchase New Common Stock are exempt from registration under the Securities Act of 1933 and state securities laws in connection with their offer and sale under the Plan of Reorganization. Similarly, the offer of New Common Stock through the stock warrants and the sale of New Common Stock upon the exercise of the stock warrants satisfy the requirements of Section 1145(a)(2) of the U.S. Bankruptcy Code and, therefore, are exempt from registration under the Securities Act of 1933 and state securities laws.

        On the Effective Date, we issued the 5 million shares of New Common Stock for unsecured creditors to Wells Fargo Bank Minnesota, N.A., as disbursing agent and trustee. Pursuant to the Plan of Reorganization, a reorganization plan committee was established to evaluate and prosecute objections to disputed claims of unsecured creditors and to determine each unsecured creditor's pro rata share of New Common Stock and warrants. Pending the distribution of these shares to the unsecured creditors pursuant to the Plan of Reorganization, the disbursing agent and trustee will vote those shares in any election of directors of WGI for the nominees recommended by our board of directors and, with respect to any other matter, as recommended by our board of directors, unless the reorganization plan committee directs it to vote the shares in proportion to the votes cast or abstentions claimed by all other stockholders eligible to vote in that election or on that matter.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        As a result of the commencement of the bankruptcy cases, we were in default under the agreements and indentures governing our senior debt, including the RE&C Financing Facilities and the Senior Unsecured Notes. However, claims for amounts due under those agreements and indentures were stayed during the bankruptcy cases and discharged upon our emergence from bankruptcy on January 25, 2002.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

    Filed in Part I

    None

    Filed in Part II

    The Exhibits to this quarterly report on Form 10-Q are listed in the Exhibit Index contained elsewhere in this quarterly report.

  (b)
  Reports on Form 8-K

    On December 28, 2001, we filed a current report on Form 8-K dated December 13, 2001, reporting that, on December 13, 2001, we filed with the bankruptcy court a monthly operating report for the month ended November 2, 2001, including certain financial information.

    On January 4, 2002, we filed a current report on Form 8-K dated December 21, 2001, reporting that, on December 21, 2001, the bankruptcy court entered an order confirming our Plan of Reorganization.

    On January 30, 2002, we filed a current report on Form 8-K dated January 25, 2002, reporting that, on January 25, 2002, we emerged from bankruptcy pursuant to the Plan of Reorganization. We also reported that we had entered into a $350 million, 30-month revolving credit facility to fund our working capital requirements and had obtained bonding capacity to take on new projects.

    On February 4, 2002, we filed a current report on Form 8-K dated January 14, 2002, reporting that, on January 14, 2002, we filed with the bankruptcy court a monthly operating report for the month ended November 30, 2001, including certain financial information.

    On February 8, 2002, we filed a current report on Form 8-K dated January 25, 2002, reporting certain actions taken in connection with our emergence from bankruptcy pursuant to our Plan of Reorganization. We also reported a change in our fiscal year end and the issuance of a press release updating financial projections that had been filed with the bankruptcy court and the Securities and Exchange Commission in August 2001 in connection with our bankruptcy proceedings.

    On February 19, 2002, we filed a current report on Form 8-K dated February 8, 2002, reporting that, on February 8, 2002, we filed with the bankruptcy court a monthly operating report for the month ended December 28, 2001, including certain financial information.

    On March 7, 2002, we filed a current report on Form 8-K dated February 28, 2002, reporting that we did not timely file our annual report on Form 10-K for the fiscal year ended November 30, 2001 because we needed additional time to prepare the consolidated financial statements and related disclosures required to be included in that annual report.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASHINGTON GROUP INTERNATIONAL, INC.
/s/ GEORGE H. JUETTEN George H. Juetten Executive Vice President and Chief Financial Officer, in his respective capacities as such
Date: July 9, 2002

WASHINGTON GROUP INTERNATIONAL, INC.
EXHIBIT INDEX

Copies of exhibits will be supplied upon request. Exhibits will be provided at a fee of $.25 per page requested.

Exhibit Number	Exhibit Description
2.1	Second Amended Joint Plan of Reorganization of Washington Group International, Inc. ("WGI"), et al. (filed as Exhibit 99.1 to WGI's Form 8-K Current Report filed on August 2, 2001 and incorporated herein by reference).
2.2	Modification to Second Amended Joint Plan of Reorganization of WGI, et al. (filed as Exhibit 99.1 to WGI's Form 8-K Current Report filed on August 31, 2001 and incorporated herein by reference).
2.3	Second Modification to Second Amended Joint Plan of Reorganization of WGI, et al. (filed as Exhibit 2.3 to WGI's Form 8-K Current Report filed on January 4, 2002 and incorporated herein by reference).
2.4	Third Modification to Second Amended Joint Plan of Reorganization of WGI, et al. (filed as Exhibit 2.4 to WGI's Form 8-K Current Report filed on January 4, 2002 and incorporated herein by reference)
3.1	Amended and Restated Certificate of Incorporation of WGI (filed as Exhibit 3.1 to WGI's Form 8-K Current Report filed on February 8, 2002 and incorporated herein by reference).
3.2	Amended and Restated Bylaws of WGI (filed as Exhibit 3.2 to WGI's Form 8-K Current Report filed on February 8, 2002 and incorporated herein by reference).
4.1	Specimen certificate of WGI's Common Stock (filed as Exhibit 4.1 to WGI's Form 8-K Current Report filed on February 8, 2002 and incorporated herein by reference).
4.2
Warrant Agreement, dated as of January 25, 2002, between WGI and Wells Fargo Bank Minnesota, N.A., as warrant agent (filed as Exhibit 4.3 to WGI's Form 8-K Current Report filed on February 8, 2002 and incorporated herein by reference).
4.3	Form of Tranche A Warrant Certificate of WGI (filed as Exhibit 4.4 to WGI's Form 8-K Current Report filed on February 8, 2002 and incorporated herein by reference).
4.4	Form of Tranche B Warrant Certificate of WGI (filed as Exhibit 4.5 to WGI's Form 8-K Current Report filed on February 8, 2002 and incorporated herein by reference).
4.5	Form of Tranche C Warrant Certificate of WGI (filed as Exhibit 4.6 to WGI's Form 8-K Current Report filed on February 8, 2002 and incorporated herein by reference).
4.6
Registration Rights Agreement dated as of January 25, 2002, among WGI and certain parties identified therein (filed as Exhibit 4.2 to WGI's Form 8-K Current Report filed on February 8, 2002 and incorporated herein by reference).
4.7
Rights Agreement dated as of June 21, 2002, by and between WGI and Wells Fargo Bank Minnesota, National Association, as rights agent (filed as Exhibit 4.1 to WGI's Registration Statement on Form 8-A filed on June 24, 2000).

10.1
Credit Agreement dated as of January 24, 2002, among WGI, Credit Suisse First Boston, as administrative agent, collateral monitoring agent, lead arranger and book manager, ABLECO Finance LLC, as documentation agent, and certain lenders and issuers identified therein (filed as Exhibit 10.1 to WGI's Form 8-K Current Report filed on February 8, 2002 and incorporated herein by reference).
10.2
Pledge and Security Agreement dated as of January 24, 2002, among WGI, certain subsidiaries of WGI identified therein and Credit Suisse First Boston, as administrative agent (filed as Exhibit 10.2 to WGI's Form 8-K Current Report filed on February 8, 2002 and incorporated herein by reference).
10.3
Underwriting and Continuing Indemnity Agreement dated as of January 24, 2002, between WGI and Federal Insurance Company, as surety (filed as Exhibit 10.3 to WGI's Form 8-K Current Report filed on February 8, 2002 and incorporated herein by reference).
10.4
Trust and Disbursing Agreement dated as of January 25, 2002, among WGI, the Official Unsecured Creditors' Committee and Wells Fargo Bank Minnesota, N.A., as disbursing agent (filed as Exhibit 10.4 to WGI's Form 8-K Current Report filed on February 8, 2002 and incorporated herein by reference).
10.5
Settlement Agreement dated as of January 23, 2002, among WGI, Raytheon Company and Raytheon Engineers & Constructors International, Inc. (filed as Exhibit 10.5 to WGI's Form 8-K Current Report filed on February 8, 2002 and incorporated herein by reference).
10.6
Agreement for Consulting and Professional Services dated as of January 23, 2002, among WGI, Raytheon Company and Raytheon Engineers & Constructors International, Inc. (filed as Exhibit 10.6 to WGI's Form 8-K Current Report filed on February 8, 2002 and incorporated herein by reference).
10.7	WGI Equity and Performance Incentive Plan (filed as Exhibit 10.7 to WGI's Form 8-K Current Report filed on February 8, 2002 and incorporated herein by reference).#
10.8	WGI Equity and Performance Incentive Plan - California (filed as Exhibit 10.8 to WGI's Form 8-K Current Report filed on February 8, 2002 and incorporated herein by reference).#
10.9	Description of WGI's additional retention and incentive arrangements.#*
10.10
Letter Agreement dated as of November 15, 2001, between WGI and Dennis R. Washington (filed as Exhibit 10.9 to WGI's Form 8-K Current Report filed on February 8, 2002 and incorporated herein by reference).#
10.11
Form of Indemnification Agreement (filed as Exhibit 10.10 to WGI's Form 8-K Current Report filed on February 8, 2002 and incorporated herein by reference).# A schedule listing the directors and officers with whom WGI has entered into such agreements is filed herewith.#*

#
Management contract or compensatory plan

*
Filed herewith