Form 10-Q
period 2002-06-28
WASHINGTON GROUP INTERNATIONAL INC
filed 2002-08-12
CIK 906469

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended

June 28, 2002

Commission File Number 1-12054

WASHINGTON GROUP INTERNATIONAL, INC.

A Delaware Corporation
IRS Employer Identification No. 33-0565601

720 PARK BOULEVARD, BOISE, IDAHO 83712
208 / 386-5000

        At June 28, 2002, 25,000,000 shares of the registrant's $.01 par value common stock were outstanding.

        The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and has been subject to such filing requirements for the past 90 days.

Yes ☐ No ☒

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

WASHINGTON GROUP INTERNATIONAL, INC.
Quarterly Report on Form 10-Q for the
Quarter Ended June 28, 2002

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PAGE
PART I
Item 1.	Consolidated Financial Statements and Notes Thereto
	Statements of Operations for the Three Months Ended June 28, 2002 and June 1, 2001, Five Months Ended June 28, 2002, One Month Ended February 1, 2002 and Six Months Ended June 1, 2001	I-1
	Balance Sheets at June 28, 2002, February 1, 2002 and November 30, 2001	I-2
	Condensed Statements of Cash Flows for the Five Months Ended June 28, 2002, One Month Ended February 1, 2002 and Six Months Ended June 1, 2001	I-4
	Statements of Comprehensive Income (Loss) for the Three Months Ended June 28, 2002 and June 1, 2001, Five Months Ended June 28, 2002, One Month Ended February 1, 2002 and Six Months Ended June 1, 2001	I-5
	Notes to Financial Statements	I-6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	I-37
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	I-58
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	II-1
Item 6.	Exhibits and Reports on Form 8-K	II-2
SIGNATURES

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON GROUP INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)
(UNAUDITED)

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three months ended June 28, 2002	Three months ended June 1, 2001	Five months ended June 28, 2002	One month ended February 1, 2002	Six months ended June 1, 2001
Operating revenue	$960,507	$954,107	$1,567,537	$349,912	$1,969,346
Equity in net income of mining ventures	4,493	3,953	8,066	3,109	5,563

Total revenue	965,000	958,060	1,575,603	353,021	1,974,909
Cost of revenue	(919,284)	(930,463)	(1,498,422)	(338,792)	(1,903,645)

Gross profit	45,716	27,597	77,181	14,229	71,264
General and administrative expenses	(11,547)	(15,129)	(19,605)	(4,180)	(30,734)
Goodwill amortization	—	(1,865)	—	—	(7,206)
Integration and merger costs	—	(12,424)	—	—	(18,344)
Restructuring charges	—	—	—	(625)	—

Operating income (loss)	34,169	(1,821)	57,576	9,424	14,980
Investment income	172	2,652	172	400	7,704
Interest expense (a)	(7,461)	(16,124)	(11,999)	(1,193)	(36,728)
Other income (loss), net	132	(2,485)	2,775	(563)	(5,983)

Income (loss) before reorganization items, income taxes, minority interests and extraordinary item	27,012	(17,778)	48,524	8,068	(20,027)
Reorganization items (Note 4)	—	8,919	—	(72,057)	8,919
Income tax (expense) benefit	(12,260)	2,464	(21,315)	20,078	3,090
Minority interests in consolidated subsidiaries	(5,516)	(3,704)	(8,456)	(1,132)	(4,480)

Income (loss) before extraordinary item	9,236	(10,099)	18,753	(45,043)	(12,498)
Extraordinary item—gain on debt discharge, net of tax of $343,539 (Note 4)	—	—	—	567,193	—

Net income (loss)	$9,236	$(10,099)	$18,753	$522,150	$(12,498)

Net income per share
Basic and diluted	$.37	— (b )	$.75	— (b )	— (b )

Common shares used
Basic and diluted	25,000	— (b )	25,000	— (b )	— (b )

The accompanying notes are an integral part of the consolidated financial statements.

  (a)
  Contractual interest expense not recorded during bankruptcy proceedings for the one month ended February 1, 2002 and the three and six months ended June 1, 2001 was $7,090, $4,712 and $4,712, respectively.
  (b)
  Net income (loss) per share is not presented for these periods, as it is not meaningful because of the revised capital structure of the Successor Company.

WASHINGTON GROUP INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except per share data)

	Successor Company		Predecessor Company
	June 28, 2002	February 1, 2002	November 30, 2001
	(Unaudited)	(Fresh-start)
ASSETS
Current assets
Cash and cash equivalents	$100,271	$128,201	$128,315
Accounts receivable, including retentions of $26,867, $33,822 and $45,609	298,430	350,898	406,068
Unbilled receivables	157,632	195,869	197,339
Inventories	11,406	11,479	13,706
Refundable income taxes	984	2,924	2,524
Investments in and advances to construction joint ventures	38,674	46,820	54,723
Deferred income taxes	97,646	104,828	193,346
Assets held for sale	186,481	187,819	154,720
Other	35,389	43,572	52,305

Total current assets	926,913	1,072,410	1,203,046

Investments and other assets
Investments in mining ventures	78,391	68,700	83,792
Goodwill	395,489	402,352	176,108
Deferred income taxes	34,962	37,707	463,489
Other assets	38,181	43,551	42,967

Total investments and other assets	547,023	552,310	766,356

Property and equipment, at cost
Construction equipment	123,484	124,341	289,718
Land and improvements	5,427	5,746	5,146
Buildings and improvements	12,898	10,857	23,286
Equipment and fixtures	22,285	17,708	88,702

Total property and equipment	164,094	158,652	406,852
Less accumulated depreciation	(24,419)	—	(235,859)

Property and equipment, net	139,675	158,652	170,993

Total assets	$1,613,611	$1,783,372	$2,140,395

The accompanying notes are an integral part of the consolidated financial statements.

	Successor Company		Predecessor Company
	June 28, 2002	February 1, 2002	November 30, 2001
	(Unaudited)	(Fresh-start)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable and subcontracts payable, including retentions of $17,263, $17,164 and $11,751	$193,654	$227,638	$180,621
Billings in excess of cost and estimated earnings on uncompleted contracts	198,892	266,875	110,826
Estimated costs to complete long-term contracts	82,976	98,564	77,685
Accrued salaries, wages and benefits, including compensated absences of $46,145, $42,775 and $9,989	112,551	130,476	70,793
Income taxes payable	559	516	249
Other accrued liabilities	98,299	129,742	72,156
Liabilities held for sale	121,045	119,361	114,736

Total current liabilities	807,976	973,172	627,066

Non-current liabilities
Long-term debt	—	40,000	—
Self-insurance reserves	50,697	46,536	20,337
Pension and post-retirement obligations	96,093	95,643	39,723
Other non-current liabilities	112	—	—

Total non-current liabilities	146,902	182,179	60,060

Liabilities subject to compromise (Note 4)	—	—	1,928,219

Contingencies and commitments

Minority interests	83,605	78,021	76,515

Stockholders' equity (deficit)
Preferred stock (Predecessor Company), par value $.01, 10,000 shares authorized	—	—	—
Common stock (Predecessor Company), par value $.01, authorized 100,000 shares; issued 54,486	—	—	545
Preferred stock (Successor Company), par value $.01, 10,000 shares authorized	—	—	—
Common stock (Successor Company), par value $.01, authorized 100,000 shares; issued 25,000	250	250	—
Capital in excess of par value	521,103	521,103	250,118
Stock purchase warrants (Predecessor Company)	—	—	6,550
Stock purchase warrants (Successor Company)	28,647	28,647	—
Retained earnings (accumulated deficit)	18,753	—	(764,656)
Treasury stock (Predecessor Company), 2,019 shares, at cost	—	—	(23,192)
Accumulated other comprehensive income (loss)	6,375	—	(20,830)

Total stockholders' equity (deficit)	575,128	550,000	(551,465)

Total liabilities and stockholders' equity (deficit)	$1,613,611	$1,783,372	$2,140,395

The accompanying notes are an integral part of the consolidated financial statements.

WASHINGTON GROUP INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(UNAUDITED)

	Successor Company	Predecessor Company
	Five months ended June 28, 2002	One month ended February 1, 2002	Six months ended June 1, 2001
Net income (loss)	$18,753	$522,150	$(12,498)
Reorganization items	—	36,979	8,919
Adjustments to reconcile net income (loss) to cash provided (used) by operating activities
Reorganization items:
Cash paid for reorganization items	(8,513)	(38,248)	(6,919)
Fresh-start adjustments	—	35,078	—
Extraordinary item-gain on debt discharge	—	(567,193)	—
Depreciation of property and equipment	26,830	5,612	35,449
Amortization of goodwill	—	—	7,206
Amortization of prepaid loan fees	5,042	624	2,233
Normal profit	(24,263)	(3,518)	(49,822)
Deferred income taxes	13,356	(10,109)	(14,919)
Minority interests in income of consolidated subsidiaries	13,532	2,094	7,330
Equity in net income of mining ventures less dividends received	(78)	(3,109)	12,365
Gain on sale of assets, net	(769)	(227)	(4,083)
Gain on foreign entity bankruptcies, including cash forfeited of $7,185	—	—	(39,146)
Decrease (increase) in net operating assets and other	(17,354)	24,719	(241,094)

Net cash provided (used) by operating activities	26,536	4,852	(294,979)

Investing activities
Property and equipment acquisitions	(11,947)	(3,996)	(20,553)
Property and equipment disposals	5,429	4,168	9,746
Purchases of securities available for sale	—	—	(12,224)
Sales and maturities of securities available for sale	—	—	51,347
Purchase of equity investment	—	—	(17,500)

Net cash provided (used) by investing activities	(6,518)	172	10,816

Financing activities
Payment on senior secured credit facilities	—	(20,000)	—
Net payments on long-term revolving line of credit	—	—	(1,516)
Financing and bonding fees	—	(34,749)	—
Net borrowings (repayments) from credit agreement	(40,000)	40,000	—
Distributions to minority interests	(7,948)	(227)	(8,278)

Net cash used by financing activities	(47,948)	(14,976)	(9,794)

Decrease in cash and cash equivalents	(27,930)	(9,952)	(293,957)
Cash and cash equivalents at beginning of period	128,201	138,153	393,433

Cash and cash equivalents at end of period	$100,271	$128,201	$99,476

Supplemental disclosure of cash flow information:
Interest paid	$6,559	$451	$30,018
Income tax paid, net	687	975	4,837

The accompanying notes are an integral part of the consolidated financial statements.

WASHINGTON GROUP INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(UNAUDITED)

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three months ended June 28, 2002	Three months ended June 1, 2001	Five months ended June 28, 2002	One month ended February 1, 2002	Six months ended June 1, 2001
Net income (loss)	$9,236	$(10,099)	$18,753	$522,150	$(12,498)

Other comprehensive income, net of tax:
Foreign currency translation adjustments	5,672	(5,183)	6,375	80	(3,317)
Unrealized gains (losses) on marketable securities:
Unrealized net holding gains arising during period	—	115	—	—	474
Less reclassification adjustment for net gains realized in net income	—	(612)	—	—	(861)
Amounts reclassified to net income in fresh-start reporting	—	—	—	20,268	—
Derivatives designated as cash flow hedges:
Cumulative effect of adoption of accounting principle	—	—	—	—	(1,161)
Deferred loss on foreign exchange and interest rate contracts	—	1,059	—	—	1,583

Other comprehensive income (loss), net of tax	5,672	(4,621)	6,375	20,348	(3,282)

Comprehensive income (loss)	$14,908	$(14,720)	$25,128	$542,498	$(15,780)

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

        We are an international provider of a broad range of design, engineering, construction, construction management, facilities and operations management, environmental remediation and mining services to diverse public and private sector clients, including (i) engineering, construction and operations and maintenance services in nuclear and fossil power markets; (ii) diverse engineering and construction and construction management services for the highway and bridge, airport and seaport, dam, tunnel, water resource, railway and commercial building markets; (iii) engineering, design, procurement, construction and construction management services to coal, minerals and minerals processes markets; (v) comprehensive nuclear and other environmental and hazardous substance remediation services for governmental and private-sector clients and (vi) weapons and chemical demilitarization programs for governmental and private-sector clients. In providing these services, we enter into three basic types of contracts: fixed-price or lump-sum contracts providing for a fixed price for all work to be performed, fixed-unit-price contracts providing for a fixed price for each unit of work to be performed and cost-type contracts providing for reimbursement of costs plus a fee. Both anticipated income and economic risk are greater under fixed-price and fixed-unit-price contracts than under cost-type contracts. Engineering, construction management and environmental and hazardous substance remediation contracts are typically awarded pursuant to a cost-type contract.

        We participate in construction joint ventures, often as sponsor and manager of projects that are formed for the sole purpose of bidding, negotiating and completing specific projects. We also participate in two incorporated mining ventures: Westmoreland Resources, Inc., a coal mining company in Montana, and MIBRAG mbH, a company that operates lignite coal mines and power plants in Germany. On March 22, 1999, we and BNFL Nuclear Services, Inc. ("BNFL"), an unrelated entity, acquired the government and environmental services businesses of CBS Corporation (now Viacom, Inc.). We refer to these businesses as the "Westinghouse Businesses." The Westinghouse Businesses currently constitute our Westinghouse Government Services Group ("WGSG"), which is part of our Defense and Energy & Environment operating units. On July 7, 2000, we purchased from Raytheon Company ("Raytheon") and Raytheon Engineers & Constructors International, Inc. ("RECI") the capital stock of the subsidiaries of RECI, and specified other assets of RECI and we assumed specified liabilities of RECI. The businesses that we purchased provide engineering, design, procurement, construction, operation, maintenance and other services on a worldwide basis.

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

        These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our annual report on Form 10-K for the fiscal year ended November 30, 2001 and with the audited consolidated balance sheet and related notes as of February 1, 2002 filed on July 19, 2002 as a Current Report on Form 8-K. The comparative balance sheet and related disclosures at November 30, 2001 and February 1, 2002 have been derived from the audited balance sheet and consolidated footnotes referred to above.

        In our opinion, the accompanying unaudited interim consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.

        The results of operations for the interim periods presented in these unaudited interim consolidated financial statements are not necessarily indicative of results to be expected for the full year, and future operating results may not be comparable to historical operating results as a result of our acquisition of RE&C, as described below, effective July 7, 2000; our filing for protection under Chapter 11 of the U.S. Bankruptcy Code on May 14, 2001; our subsequent emergence therefrom on January 25, 2002; and the implementation of fresh-start reporting on February 1, 2002. See Note 3, "Acquisition of Raytheon Engineers & Constructors" and Note 4, "Reorganization Case and Fresh-start Reporting."

        Effective December 1, 1998, we adopted a 52/53 week fiscal year ending on the Friday closest to November 30. Effective December 1, 2001, we changed our fiscal year to the 52/53 weeks ending on the Friday closest to December 31.

        The changes in the reporting periods have not materially affected comparability between the reporting periods presented. Other events, however, including our bankruptcy proceedings and our adoption of fresh-start reporting, have materially affected comparability among the reporting periods presented.

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

        Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

3. ACQUISITION OF RAYTHEON ENGINEERS & CONSTRUCTORS

        On July 7, 2000, pursuant to a stock purchase agreement dated April 14, 2000 (the "Stock Purchase Agreement"), we purchased from Raytheon and RECI (collectively with Raytheon, the "Sellers") the capital stock of the subsidiaries of RECI and specified other assets of RECI, and we assumed specified liabilities of RECI. The businesses that we purchased, hereinafter called "RE&C", provide engineering, design, procurement, construction, operation, maintenance and other services on a worldwide basis. We financed the acquisition by obtaining new senior secured financing facilities (the "RE&C Financing Facilities") and issuing senior unsecured notes due July 1, 2010 (the "Senior Unsecured Notes"). See Note 8, "Credit Facilities—RE&C Financing Facilities" for a more detailed description of the terms of the RE&C Financing Facilities and Senior Unsecured Notes.

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

        Our review of the RE&C contracts and the purchase price allocation process continued thereafter and, based on the results of that review, we expected that, as a result of the purchase price adjustment process, the purchase price of RE&C would be adjusted downward by a significant amount. Subsequent to the quarter ended September 1, 2000, we completed the review and made additional adjustments to the contracts we had acquired, resulting from a more accurate determination of the actual contract status at the acquisition date.

        The normal profit reserve has been reduced as work has been performed on the affected projects. The reduction results in reductions to cost of revenue and corresponding increases in gross profit, but has no effect on cash.

        The establishment of and decreases in cost of revenue for the periods indicated are as follows:

Normal profit reserve
July 7, 2000 balance	$233,135
Cost of revenue (decrease)	(50,271)

December 1, 2000 balance	182,864
Adjustments on reformed and rejected contracts (see below)	(53,376)
Cost of revenue (decrease)	(87,200)

November 30, 2001 balance	42,288
Cost of revenue (decrease)	(4,378)

December 28, 2001 balance	37,910
Increase from fresh-start reporting	9,101
Cost of revenue (decrease)	(3,518)

February 1, 2002 balance	43,493
Cost of revenue (decrease)	(8,558)

March 29, 2002 balance	34,935
Cost of revenue (decrease)	(15,705)

June 28, 2002 balance	$19,230

        An audited RE&C April 30, 2000 balance sheet was not delivered by the Sellers, and therefore, on February 27, 2001, we filed a lawsuit against the Sellers seeking specific performance of the purchase price adjustment provisions of the Stock Purchase Agreement. On March 8, 2001, we amended our complaint to also seek money damages for misstatements and omissions allegedly made by the Sellers. Our lawsuit seeking specific performance was successful, and we and the Sellers thereafter commenced an arbitration proceeding to determine the purchase price adjustment. A significant arbitration claim was ultimately filed against the Sellers, as discussed below.

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

        On March 2, 2001, we announced that we faced severe near-term liquidity problems as a result of our acquisition of RE&C. On March 9, 2001, because of those liquidity problems, we suspended work on two large construction projects located in Massachusetts that were part of the acquisition. The Sellers had provided the customer with parent performance guarantees on those two contracts and the guarantees remained in effect after closing. Those performance guarantees required the Sellers to complete the work on the contracts in the event RE&C (owned by us as of July 7, 2000) did not complete them. The contracts were fixed-price in nature and our review of cost estimates indicated that there were substantial unrecognized future costs in excess of future contract revenues that were not reflected in RECI's Acquisition Date EAC's.

        Upon our suspension of work, the Sellers undertook performance of those contracts pursuant to the outstanding performance guarantees. We, however, were obligated under the Stock Purchase Agreement to indemnify the Sellers for losses they incurred under those guarantees. The Sellers also assumed obligations under other contracts, primarily in the RE&C power generation construction business unit that resulted in significant additional indemnification obligations by us to the Sellers. As a result of costs it incurred to perform under the parent guarantees, the Sellers filed a claim against us in the bankruptcy process for approximately $940,000. As further discussed below, this claim was ultimately settled without payment to the Sellers in connection with the completion of our Plan of Reorganization. See Note 4, "Reorganization Case and Fresh-start Reporting." Until such settlement, we retained all liabilities related to the contracts, including normal profit reserves, on our balance sheet as accrued liabilities included in liabilities subject to compromise.

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

        We made adjustments to the preliminary purchase price allocation of the RE&C acquisition price to the net assets acquired that was included in the unaudited quarterly information at September 1, 2000, including the following, as a result of completing our review:

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

        We accounted for the acquisition of RE&C as a purchase business combination. The results of our operations, financial position and cash flows include the operations of RE&C from the July 7, 2000 acquisition date. We made an allocation of the aggregate purchase price to the net assets we acquired, with the remainder recorded as goodwill, on the basis of estimates of fair values after adjustments for the arbitration claim against the Sellers and adjustments charged to operations as follows:

Working capital	$(958,636)
Arbitration claim receivable	444,055
Investments and other assets	42,633
Property and equipment	139,868
Pension and post-retirement benefit obligations	(16,427)
Deferred income taxes	(83,222)
Other non-current liabilities	(88,351)
Goodwill	680,210

Total acquisition costs, net of cash acquired of $15,790	$160,130

        Of the twenty-three major RE&C projects that had significant contract adjustments discussed above, seven are now complete and five were eliminated in the insolvency proceedings of Washington International B.V. See Note 4, "Reorganization Case and Fresh-start Reporting." Of the remaining projects, six have undergone reformation of the contracts to terms and conditions that permitted us to continue working on the original project and five are continuing under the original terms and conditions. Five of the continuing projects are in the final stages of completion and, of the remainder, two are expected to be completed by the end of 2002 and the remaining projects in 2003.

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

        As a result of the acquisition, we incurred significant costs associated with the integration and merger of the two companies. They consisted primarily of legal, accounting, consulting and other fees representing external, incremental costs directly related to the acquisition, including business consulting, promotion and systems integration. For the three and six months ended June 1, 2001, those costs were $12,424 and $18,344, respectively.

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

        Our ability to continue as a going-concern during the pendency of the bankruptcy was dependent upon obtaining sufficient debtor-in-possession financing to enable us to continue operations while in bankruptcy, the confirmation of a plan of reorganization by the bankruptcy court and resolution of disputes between the Sellers and us. For a discussion of these disputes, see Note 3, "Acquisition of Raytheon Engineers & Constructors."

        As of May 14, 2001, we obtained a Secured Super-Priority Debtor in Possession Revolving Credit Facility (the "DIP Facility") with a commitment of $195,000 that was available to provide both ongoing funding and to support letters of credit. On June 5, 2002, the DIP Facility lenders approved an increase in the total commitment from $195,000 to $220,000. See Note 8, "Credit Facilities—DIP Facility." The DIP Facility was available and utilized as needed throughout the pendency of the bankruptcy, had no outstanding balance at November 30, 2001 and was replaced by a secured $350,000, 30-month revolving credit facility (the "Senior Secured Revolving Credit Facility") entered into on January 25, 2002. For a detailed discussion on the Senior Secured Revolving Credit Facility, see Note 8, "Credit Facilities—Senior Secured Revolving Credit Facility."

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
  •
  Specified members of management and designated employees were granted nonqualified stock options pursuant to a management option plan to purchase an aggregate total of 1,389 shares of the New Common Stock, subject to dilution, with a term of 10 years and a strike price of $24.00 per share. One-third of the stock options vested on the Effective Date, one-third will vest on the first anniversary of the Effective Date and the final third will vest on the second anniversary of the Effective Date. In addition, options to purchase another 1,389 shares of the New Common Stock may be granted after the Effective Date at strike prices to be established by our board of directors.

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

        On January 25, 2002, we entered into the Senior Secured Revolving Credit Facility to fund our working capital requirements. The Senior Secured Revolving Credit Facility bears variable interest at 5.5% above LIBOR or 4.5% above the prime rate, at our choice. It is comprised of a $208,350 revolver and a $141,650 credit-linked note. Repayments are made on a pro rata basis between the revolver and the credit-linked note. The credit-linked note can be utilized for letters of credit or funded borrowings as needed. We are required to meet various financial covenants contained in the Senior Secured Revolving Credit Facility. $20,630 in letters of credit remain outstanding from previous credit facilities until they expire, primarily in 2002.

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

        On May 21, 2001, the BV board of directors directed management to consider strategic restructuring alternatives, including the filing of a petition for suspension of payment under Dutch law. In May 29, 2001, the suspension of payment was granted and a trustee was appointed pursuant to Dutch law. Under the joint management of the trustee and the BV management, all payments to third parties were temporarily postponed while the trustee and management attempted to pursue strategic alternatives, including the sale of the business to various potentially interested parties. From the date of the trustee's appointment through June 21, 2001, the trustee and management gathered facts and attempted to sell the business to several interested parties.

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

Washington International, LLC

        Washington International, LLC, a Delaware limited liability company and wholly-owned subsidiary of Washington International Holding Limited, a United Kingdom wholly-owned subsidiary of WGI, filed for protection under the U.S. Bankruptcy Code in connection with our Chapter 11 filing. Washington International Holding Limited did not file for bankruptcy protection and, therefore, was not a debtor in our bankruptcy proceedings in the United States. Washington International, LLC conducted business primarily in the United Kingdom. On December 5, 2001, Washington E&C Limited, also a United Kingdom wholly-owned subsidiary of Washington International Holding Limited, purchased specified contracts, constituting the ongoing business of Washington International, LLC, for $250. At that time, Washington International, LLC ceased conducting business, and on February 20, 2002, a "Winding Up" order was made under the insolvency laws of England and Wales against Washington International, LLC. Washington International, LLC is now under the control of a liquidator pursuant to the insolvency laws of England and Wales, and we no longer have any control over its activities. Once the winding up process is complete, Washington International, LLC will be dissolved and will cease to exist. Creditors of Washington International, LLC will not receive any shares of the New Common Stock or stock warrants to be distributed to the unsecured creditors of the Debtors.

        Upon adoption of liquidation basis accounting in the quarter ended November 30, 2001, Washington International, LLC had assets of $9,208, liabilities of $12,155 and $364 of foreign currency translation losses, resulting in a net gain of $2,583.

Reorganization items

        Reorganization items include the following:

	One month ended February 1, 2002	Three and six months ended June 1, 2001
Professional fees and other expenses related to the bankruptcy proceedings	$36,072	$13,504
Impairment of assets of rejected projects	907	9,538
Adjustments of assets and liabilities to fair value	35,078	—
Net gain from liquidation of insolvent subsidiary	—	(31,961)

Total reorganization items	$72,057	$(8,919)

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

        Different weights were placed on each of these analyses, and judgments were made as to the relative significance of each in determining an indicated enterprise value range. The weighted valuation methodologies resulted in an enterprise value range for the consolidated businesses. The total enterprise value was determined applying valuation metrics against the various risks and opportunities identified to each business segment. Our reorganization value represented the value of the reorganized consolidated entity. This value was viewed as the fair value of our capital, comprising the value of long-term capital investment, including both long-term debt and equity, and the approximate amount a willing buyer would have paid for our net assets immediately after the reorganization was completed.

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

        The reorganization and the adoption of fresh-start reporting resulted in the following adjustments to our consolidated balance sheet as of February 1, 2002:

	Predecessor Company balance sheet February 1, 2002	Debt discharge		Fresh-start adjustments		Successor Company balance sheet February 1, 2002
Current assets
Cash and cash equivalents	$147,450	$(19,249	)(a)	$—		$128,201
Accounts receivable	351,316	—		(418	)(h)	350,898
Deferred income taxes	104,828	—		—		104,828
Assets held for sale	154,237	—		33,582	(i)	187,819
Other	310,242	—		(9,578	)(h)	300,664

Total current assets	1,068,073	(19,249)		23,586		1,072,410

Non-current assets
Investments in mining ventures	88,968	—		(20,268	)(h)	68,700
Goodwill, Predecessor Company	174,909	—		(174,909	)(f)	—
Goodwill, Successor Company	—	—		402,352	(g)	402,352
Deferred income taxes	575,012	(343,539	)(b)	(193,766	)(k)	37,707
Property and equipment, net	161,241	—		(2,589	)(h)	158,652
Other assets	39,156	12,626	(c)	(8,231	)(h)	43,551

Total non-current assets	1,039,286	(330,913)		2,589		710,962

Total assets	$2,107,359	$(350,162)		$26,175		$1,783,372

Current liabilities
Accounts payable and subcontracts payable	$191,609	$35,960	(d)	$69	(h)	$227,638
Billings in excess of cost and estimated earnings on uncompleted contracts	87,201	170,573	(d)	9,101	(h)	266,875
Estimated costs to complete long-term contracts	75,252	23,887	(d)	(575	)(h)	98,564
Accrued salaries, wages and benefits	88,220	42,256	(d)	—		130,476
Other accrued liabilities	112,314	17,656	(d)	(228	)(h)	129,742
Liabilities held for sale	108,670	—		10,691	(i)	119,361
Income taxes payable	516	—		—		516

Total current liabilities	663,782	290,332		19,058		973,172

Non-current liabilities
Revolving credit facility	—	40,000	(a)	—		40,000
Self-insurance reserves	38,956	7,580	(d)	—		46,536
Pension and post-retirement obligations	32,132	75,633	(d)	(12,122	)(j)	95,643

Total non-current liabilities	71,088	123,213		(12,122)		182,179

Liabilities subject to compromise	1,880,900	(1,880,900	)(d)	—		—

Minority interests	77,649	—		372	(h)	78,021

Stockholders' equity (deficit)
Common stock	545	250	(d)	(545	)(l)	250
Capital in excess of par value	250,118	521,103	(d)	(250,118	)(l)	521,103
Stock purchase warrants	6,550	28,647	(d)	(6,550	)(l)	28,647
Retained earnings (accumulated deficit)	(799,813)	567,193	(e)	232,620	(l)	—
Treasury stock	(23,192)	—		23,192	(l)	—
Accumulated other comprehensive income (loss)	(20,268)	—		20,268	(l)	—

Total stockholders' equity (deficit)	(586,060)	1,117,193		18,867		550,000

Total liabilities and stockholders' equity (deficit)	$2,107,359	$(350,162)		$26,175		$1,783,372

Debt discharge:

(a)
Reflects payment of $24,500 in payments to creditors under the Plan of Reorganization and $34,749 in deferred financing costs for the Senior Secured Revolving Credit Facility and deferred bonding fees. These emergence costs necessitated a $40,000 draw under the Senior Secured Revolving Credit Facility.

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

(c)
Reflects the write-off of $22,123 in fees on the RE&C Financing Facilities and the Senior Unsecured Notes, and the payment of $34,749 of deferred financing costs for the Senior Secured Revolving Credit Facility and deferred bonding fees.

(d)
Of the $1,880,900 of liabilities subject to compromise:

•
We retained $373,545 of unsecured liabilities, and $4,500 was paid at emergence.

•
We exchanged $926,288 in unsecured obligations for 5,000 shares of New Common Stock and 8,520 warrants. The unsecured obligations include $300,000 of Senior Unsecured Notes and approximately $415,000 related to specified Power operating unit projects that were subject to guarantees by the Sellers. See Note 3, "Acquisitions—Acquisition of Raytheon Engineers & Constructors."

•
We exchanged $576,567 in secured obligations, including accrued interest, for 20,000 shares of New Common Stock, and $20,000 in cash paid on the Effective Date.

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

        On May 14, 2001, all liabilities of the Debtors were reclassified as liabilities subject to compromise. The resolution of liabilities subject to compromise was as follows:

Resolution of liabilities subject to compromise	Predecessor Company liabilities subject to compromise February 1, 2002	Liabilities compromised (debt discharged)	Cash paid at emergence	Successor Company liabilities not compromised February 1, 2002
Current liabilities
Accounts payable and subcontracts payable	$63,827	$(23,367)	$(4,500)	$35,960
Billings in excess of cost and estimated earnings on uncompleted contracts	181,446	(10,873)	—	170,573
Estimated costs to complete long-term contracts	27,380	(3,493)	—	23,887
Accrued salaries, wages and benefits	42,441	(185)	—	42,256
Other accrued liabilities	489,110	(471,454)	—	17,656

Total current liabilities	804,204	(509,372)	(4,500)	290,332

Non-current liabilities
Long-term debt, including accrued interest	888,899	(868,899)	(20,000)	—
Self-insurance reserves	97,036	(89,456)	—	7,580
Pension and post-retirement obligations	77,781	(2,148)	—	75,633
Environmental liabilities	3,970	(3,970)	—	—
Other liabilities	9,010	(9,010)	—	—

Total non-current liabilities	1,076,696	(973,483)	(20,000)	83,213

Total	$1,880,900	$(1,482,855)	$(24,500)	$373,545

5. RESTRUCTURING CHARGES

        During the fourth quarter of 2001, we initiated restructuring actions to improve operational effectiveness and efficiency and reduce expenses worldwide relative to employment levels and excess facilities consistent with the Plan of Reorganization. A liability was recorded in other accrued liabilities with a corresponding charge to restructuring costs for employee termination benefits, impairment charges and enhanced pension benefits. The severance costs represent expected reductions in work force for 1,283 employees representing management, professional, administrative and operational overhead. Actual reductions in work force were 1,025 through June 28, 2002.

        During 2000, as part of the acquisition of RE&C, we established a restructuring liability for closure and consolidation of office facilities, some of which were already contemplated by the Sellers. As part of the Plan of Reorganization in January 2002, restructuring liabilities of $14,155 representing the remaining balance recorded as part of the acquisition of RE&C and consisting of non-cancelable lease obligations were discharged.

        The following presents restructuring charges accrued and costs incurred:

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three months ended June 28, 2002	Three months ended June 1, 2001	Five months ended June 28, 2002	One month ended February 1, 2002	Six months ended June 1, 2001
Accrued liability at beginning of period	$19,562	$21,498	$24,718	$44,072	$24,331
Charges and liabilities accrued:
Severance and other employee costs	—	—	—	625	—
Cash expenditures	(4,181)	(2,225)	(9,337)	(5,824)	(5,058)
Liabilities discharged in bankruptcy	—	—	—	(14,155)

Accrued restructuring liability at end of period	$15,381	$19,273	$15,381	$24,718	$19,273

6. VENTURES

Construction joint ventures

        We participate in non-consolidated joint ventures that are formed to bid, negotiate and complete specific projects. The non-consolidated joint ventures are measured on the consolidated balance sheet as equity method investments, and our proportionate share of revenue, cost of revenue and gross profit is included in the income statement. The size, scope and duration of joint-venture projects vary among periods.

	Successor Company
Combined financial position of construction joint ventures	June 28, 2002	February 1, 2002	Predecessor Company November 30, 2001
		(Fresh-start)
Current assets	$180,766	$195,557	$223,376
Property and equipment, net	5,042	6,229	4,609
Current liabilities	(121,391)	(111,620)	(102,573)

Net assets	$64,417	$90,166	$125,412

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
Combined results of operations of construction joint ventures	Three months ended June 28, 2002	Three months ended June 1, 2001	Five months ended June 28, 2002	One month ended February 1, 2002	Six months ended June 1, 2001
Revenue	$103,913	$147,606	$274,644	$43,721	$337,180
Cost of revenue	(96,188)	(138,229)	(259,034)	(42,419)	(315,584)

Gross profit	$7,725	$9,377	$15,610	$1,302	$21,596

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
Combined results of operations of construction joint ventures	Three months ended June 28, 2002	Three months ended June 1, 2001	Five months ended June 28, 2002	One month ended February 1, 2002	Six months ended June 1, 2001
Revenue	$42,913	$54,872	$113,599	$18,096	$138,119
Cost of revenue	(40,879)	(52,236)	(108,456)	(17,641)	(129,042)

Gross profit	$2,034	$2,636	$5,143	$455	$9,077

Mining ventures

        At June 28, 2002, we held ownership interests in two incorporated mining ventures: MIBRAG mbH (50%) and Westmoreland Resources, Inc. ("Westmoreland Resources") (20%), which are accounted for under the equity method. We provide contract mining services to these ventures. We currently are in litigation with Westmoreland Resources concerning the contract mining services we provide. See Note 13, "Contingencies and Commitments—Other."

	Successor Company		Predecessor Company
Combined financial position of mining ventures	June 28, 2002	February 1, 2002	November 30, 2001
		(Fresh-start)
Current assets	$174,432	$145,827	$175,403
Non-current assets	148,043	125,927	147,639
Property and equipment, net	436,324	381,161	483,662
Current liabilities	(68,223)	(49,730)	(76,931)
Long-term debt, non-recourse to parents	(260,787)	(226,431)	(262,998)
Other non-current liabilities	(257,088)	(222,079)	(249,005)

Net assets	$172,701	$154,675	$217,770

		Predecessor Company
	Successor Company Five months ended June 28, 2002
Combined results of operations of mining ventures		One month ended February 1, 2002	Six months ended June 1, 2001
Revenue	$133,617	$28,512	$158,031
Costs and expenses	(117,452)	(22,564)	(139,830)

Net income	$16,165	$5,948	$18,201

7. BUSINESSES HELD FOR SALE

        In November 2001, we and BNFL agreed to pursue the sale of the electro-mechanical division ("EMD") of our Westinghouse Businesses. EMD designs and manufactures components for the U.S. Navy, nuclear power utilities and other industries. We are in discussions with potential buyers and anticipate that a sale will be completed in 2002. Operating results for EMD are included as part of the Energy & Environment operating unit in Note 10, "Operating Segment, Geographic and Customer Information."

        During 2001, we elected to pursue the sale of the process technology development portion of our petroleum and chemical business (the "Technology Center"). We are in discussions with potential buyers, and anticipate that a sale will be completed in 2002. Operating results for the Technology Center are included as part of the "Intersegment and other" in Note 10, "Operating Segment, Geographic and Customer Information."

        For financial reporting purposes, the assets and liabilities of businesses held for sale have been classified as "Assets held for sale" and "Liabilities held for sale" in the Consolidated Balance Sheets.

The table below provides detail of the assets and liabilities of EMD and the Technology Center as of June 28, 2002, February 1, 2002 and November 30, 2001.

		Predecessor Company
	Successor Company
	June 28, 2002	February 1, 2002	November 30, 2001
		(Fresh-start)
Assets
Accounts receivable and unbilled receivables	$28,739	$26,088	$25,742
Inventory	18,547	23,151	25,029
Goodwill	107,949	107,949	74,368
Property and equipment, net of accumulated depreciation	31,246	29,978	28,700
Other assets	—	653	881

Total assets held for sale	$186,481	$187,819	$154,720

Liabilities
Accounts payable and subcontracts payable	$9,357	$8,033	$11,426
Billings in excess of cost and estimated earnings on
Uncompleted contracts	22,156	26,281	28,515
Estimated costs to complete long-term contracts	16,711	13,515	13,441
Accrued salaries, wages and benefits, including compensated absences	6,933	6,809	5,788
Other accrued liabilities	611	849	458
Pension and post-retirement benefit obligations	55,020	55,155	45,238
Self-insurance reserves	2,640	2,785	2,843
Other liabilities	7,617	5,934	7,027

Total liabilities held for sale	$121,045	$119,361	$114,736

        During the fresh-start reporting process, assets and liabilities held for sale were adjusted to estimated fair values based upon estimated fair value of the EMD and Technology Center businesses. Goodwill at June 28, 2002 and February 1, 2002 in the above table includes the net increase in fair value over the amounts allocated to identifiable assets and liabilities.

        Operating results of the businesses held for sale are as follows:

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three months ended June 28, 2002	Three months ended June 1, 2001	Five months ended June 28, 2002	One month ended February 1, 2002	Six months ended June 1, 2001
Revenue	$46,183	$49,215	$78,282	$17,088	$83,416
Net income (loss)	(361)	(737)	1,282	960	(1,379)

8. CREDIT FACILITIES

RE&C Financing Facilities and Senior Unsecured Notes

        On March 19, 1999, we replaced our existing bank credit facility with new uncollateralized revolving credit facilities providing an aggregate borrowing capacity of $250,000 in order to acquire the

Westinghouse Businesses, to provide for general corporate purposes, to support working capital requirements and to support letters of credit and other potential acquisitions. On May 21, 1999, the new credit facilities were increased to $325,000 consisting of a $195,000 five-year facility, which provided for both revolving borrowings and the issuance of letters of credit, and a $130,000 one-year facility, which provided for revolving borrowings. The one-year facility included terms permitting extensions in one-year increments by mutual agreement of the banks and us or converted, at our option, to a term loan having a maturity of one year after the then current expiration of such facility. The facilities' covenants required the maintenance of financial ratios and placed limitations on guarantees, liens, investments, dividends and other matters. At December 3, 1999, $55,000 and $45,000 were outstanding on the one-year and five-year facilities, respectively.

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

DIP Facility

        On May 14, 2001, we filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code. See Note 4, "Reorganization Case and Fresh-start Reporting." On the same day, we entered into the DIP Facility with some of our subsidiaries as guarantors, for a commitment of $195,000 with the ability to increase the total commitment to $350,000. On June 5, 2001, the DIP Facility lenders approved an increase in the total commitment from $195,000 to $220,000. The DIP Facility was to be used (i) to finance the costs of restructuring and (ii) for ongoing working capital, general corporate purposes and letter of credit issuance. The borrowing rate under the DIP Facility was the prime rate, plus an additional margin of 4.0%. The effective interest rate was 11.0% as of May 2001. The DIP Facility carried other fees, including commitment fees and letter of credit fees, normal and customary for such credit agreements. The credit agreement under which the DIP Facility was made available contained affirmative and negative covenants, reporting covenants and specified events of default typical for a credit agreement governing credit facilities of the size, type and tenor of the DIP Facility. Among the covenants were those limiting our ability and the ability of some of our subsidiaries to incur debt or liens, provide guarantees, make investments and pay dividends. As of January 24, 2002, we had no outstanding debt and $32,800 of outstanding letters of credit under the DIP Facility. As discussed below, the DIP Facility was replaced by the Senior Secured Revolving Credit Facility on January 25, 2002.

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

9. STOCKHOLDER RIGHTS PLAN

        On June 21, 2002, our board of directors adopted a stockholder rights plan under which we issued one right for each outstanding share of our common stock. The rights expire in 2012 unless they are earlier redeemed, exchanged or amended by the board of directors. The board also adopted a Three-Year Independent Director Evaluation ("TIDE") policy with respect to the plan. Under the TIDE policy, a committee comprised solely of independent directors will review the plan at least once every three years to determine whether to modify the plan in light of all relevant factors.

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

        If a person or group acquires 15% or more, with certain exceptions, of our common stock, or if we are acquired in a merger or other business combination, each right then exercisable would entitle its holder to purchase, at the exercise price of $125 (one hundred twenty-five dollars) per right, shares of our common stock, or the surviving company's stock if we are not the surviving company, with a market value equal to twice the right's exercise price.

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

10. OPERATING SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION

        Our business operates through six operating units, each of which comprises a separate reportable business segment: Power, Infrastructure, Mining, Industrial/Process, Energy & Environment and Defense. The reportable segments are separately managed, serve different markets and customers, and differ in their expertise, technology and resources necessary to perform their services.

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

        Energy & Environment provides services to the U.S. Department of Energy, which is responsible for maintaining the nation's nuclear weapons stockpile and performing environmental cleanup and remediation. The operating unit also provides the U.S. government with construction, contract management, supply-chain management, quality assurance, administrative and environmental cleanup and restoration services. In addition, the operating unit, through EMD, supplies high reliability specialty pumps and drive systems for the U.S. Navy's nuclear-powered fleet. Energy & Environment provides safety management consulting and waste and environmental technology and engineered products, including radioactive waste containers and technical support services. We plan to sell EMD as a part of our strategy to exit this manufacturing portion of our business. See Note 7, "Businesses Held for Sale."

        Defense services the U.S. Department of Defense ("DOD"), which is responsible for handling U.S. biological and chemical weaponry. The operating unit serves as lead contractor for four of the U.S. Army's six chemical weapons destruction facilities. The facilities are designed to incinerate chemical weapons that have been stored in underground bunkers for several years. In addition, the operating unit provides chemical demilitarization services, funded by the U.S. government, to the Ukraine via a joint venture and has recently been awarded significant participation in the Cooperative Threat Reduction Integrated Contract. The contract is financed by Congress to protect and safely destroy weapons of mass destruction located in the former Soviet Union.

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

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
Total revenue	Three months ended June 28, 2002	Three months ended June 1, 2001	Five months ended June 28, 2002	One month ended February 1, 2002	Six months ended June 1, 2001
Power	$269,504	$157,127	$433,295	$85,551	$397,510
Infrastructure	188,698	220,139	327,588	79,924	450,426
Mining	23,060	24,793	35,216	8,435	48,862
Industrial/Process	168,275	263,441	276,554	64,271	512,818
Defense	139,954	138,713	237,661	62,107	275,916
Energy & Environment	174,238	151,506	260,846	50,357	263,676

Total segments	963,729	955,719	1,571,160	350,645	1,949,208
Corporate and other	1,271	2,341	4,443	2,376	25,701

Total consolidated revenues	$965,000	$958,060	$1,575,603	$353,021	$1,974,909

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
Operating income (loss)	Three months ended June 28, 2002	Three months ended June 1, 2001	Five months ended June 28, 2002	One month ended February 1, 2002	Six months ended June 1, 2001
Gross profit (loss)
Power	$6,019	$2,806	$12,302	$199	$11,526
Infrastructure	2,838	7,286	11,524	3,028	17,932
Mining	6,386	6,350	9,852	3,209	9,615
Industrial/Process	2,290	3,825	4,064	631	16,485
Defense	6,568	7,384	10,143	1,956	14,319
Energy & Environment	21,425	10,098	31,600	5,568	15,803
Corporate and other	190	(10,152)	(2,304)	(362)	(14,416)

Total gross profit	45,716	27,597	77,181	14,229	71,264

Corporate general and administrative expense	(11,547)	(15,129)	(19,605)	(4,180)	(30,734)

Goodwill amortization
Power	—	—	—	—	—
Infrastructure	—	—	—	—	—
Mining	—	(67)	—	—	(135)
Industrial/Process	—	(7)	—	—	(14)
Defense	—	—	—	—	—
Energy & Environment	—	(3,417)	—	—	(6,833)
Corporate and other	—	1,626	—	—	(224)

Total goodwill amortization	—	(1,865)	—	—	(7,206)

Integration and merger costs, corporate	—	(12,424)	—	—	(18,344)

Restructuring charges, corporate	—	—	—	(625)	—

Operating income (loss)
Power	6,019	2,806	12,302	199	11,526
Infrastructure	2,838	7,286	11,524	3,028	17,932
Mining	6,386	6,283	9,852	3,209	9,480
Industrial/Process	2,290	3,818	4,064	631	16,471
Defense	6,568	7,384	10,143	1,956	14,319
Energy & Environment	21,425	6,681	31,600	5,568	8,970
Corporate and other	(11,357)	(36,079)	(21,909)	(5,167)	(63,718)

Total operating income (loss)	$34,169	$(1,821)	$57,576	$9,424	$14,980

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

12. TAXES ON INCOME

        The effective tax rates for the one month ended February 1, 2002, the three months ended June 28, 2002 and the five months ended June 28, 2002 were 38.2%, 45.4% and 44.0%, respectively. This compares to an effective tax rate of 27.8% for the three and six months ended June 1, 2001. The components of the effective tax rate for the various periods are shown in the table below:

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three months ended June 28, 2002	Three months ended June 1, 2001	Five months ended June 28, 2002	One month ended February 1, 2002	Six months ended June 1, 2001
Federal tax rate	35.0%	35.0%	35.0%	35.0%	35.0%
State tax	5.0	5.5	4.3	2.8	5.5
Nondeductible items	3.6	(14.4)	3.1	.4	(14.4)
Foreign tax	1.8	(1.3)	1.6	—	(1.3)
Goodwill	—	3.0	—	—	3.0

Effective tax rate	45.4%	27.8%	44.0%	38.2%	27.8%

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

        On December 22, 2000, the United States and Colorado entered into a Settlement Agreement and Consent Decree wherein Friedland agreed to pay $27,500 in exchange for various promises by the United States and State of Colorado, including dismissal of Friedland from the action filed in 1996.

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

        We are responsible for decontaminating and decommissioning a nuclear licensed site owned and operated by EMD. During 2001, one facility underwent decontamination and decommissioning at a total cost of $8,000, of which the U.S. Navy paid 75% and we paid 25%. In April 2002, we presented a claim to the U.S. Navy requesting funding for the decontamination and decommissioning of the remaining site. Although we do not have a commitment from the U.S. Navy to pay for such future costs, we expect that, as in the past, the U.S. Navy will share in responsibility for such costs. At June 28, 2002, February 1, 2002 and November 30, 2001, we had accruals of $813, $1,154 and $701, respectively, for our estimated share of the future decontamination and decommissioning costs at this site.

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

Letters of credit

        In the normal course of business, we cause letters of credit to be issued in connection with contract performance obligations that are not required to be reflected in the balance sheet. We are obligated to reimburse the issuer of such letters of credit for any payments made thereunder. At June 28, 2002, $172,890 in face amount of letters of credit was outstanding. Of this total, $129,851 in letters of credit was issued under the $350,000 Senior Secured Revolving Credit Facility and reduces the amount available thereunder. Letters of credit outstanding under the RE&C Financing Facilities, which do not reduce the amount available under the Senior Secured Revolving Credit Facility, total $20,630. The remaining letters of credit outstanding, which are collateralized by cash and cash equivalents and do not reduce the amount available under the Senior Secured Revolving Credit Facility, are related to Broadway Insurance Company, a wholly-owned captive Bermuda insurance subsidiary, and total $22,409.

        In connection with a 1989 sale of Old MK's ownership interest in a shipbuilding subsidiary, we assumed a guarantee of port facility bonds of $21,000 through 2002. The former subsidiary collateralized the bonds with some of its assets and has established a sinking fund for the bonds. This guarantee was rejected during our bankruptcy process without liability to us.

Other

        In May 1998, Leucadia National Corporation filed an action against us and some of our officers and directors in the U.S. District Court for the District of Utah. The complaint alleged fraud in the sale of shares of MK Gold Corporation ("MK Gold") by Old MK to Leucadia and sought rescission of the sale and restitution of $22,500. Leucadia contended that we knew or believed that a non-competition agreement between us and MK Gold was unenforceable and failed to disclose that belief to Leucadia. The non-competition agreement was the subject of separate litigation between MK Gold and WGI. MK Gold was seeking alleged damages of up to $10,000. On January 5, 1999, the two cases were consolidated for trial. In April 2001, we entered into a settlement agreement with Leucadia and MK Gold and, as a result, (i) the litigation was dismissed and the parties granted one another mutual releases; (ii) we paid to MK Gold $1,500; (iii) we issued a promissory note to MK Gold for $10,000 and (iv) we agreed to extend the term of the non-competition agreement through 2006. The cost of the settlement was recognized in 2000. In our bankruptcy proceedings, the non-competition agreement and the extension thereof contained in the settlement agreement were rejected and terminated and amounts due to MK Gold under the promissory note were treated as a general unsecured claim and were discharged on the Effective Date pursuant to our Plan of Reorganization.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This quarterly report on Form 10-Q and other reports and statements filed by Washington Group International, Inc. (formerly Morrison Knudsen Corporation) from time to time with the Securities and Exchange Commission (collectively, "SEC Filings") contain or may contain forward-looking statements. When used in SEC Filings, the words "may," "will," "anticipate," "believe," "estimate," "expect," "future," "intend," "plan," "could," "should," "potential" or "continue" or the negative or other variations thereof, as well as other statements regarding matters that are not historical fact, are or may constitute forward-looking statements. In particular, statements relating to awards of new contracts, estimates of future capital expenditures, expectations with respect to the impact of contingencies and liquidity are forward-looking statements. Such forward-looking statements are necessarily based on various assumptions and estimates and are inherently subject to various risks and uncertainties including, in addition to any risks and uncertainties disclosed in the text surrounding such statements or elsewhere in the SEC Filings, risks and uncertainties relating to the possible invalidity of the underlying assumptions and estimates and possible changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions and actions taken or omitted to be taken by third parties, including our customers, suppliers, business partners and competitors and legislative, regulatory, judicial and other governmental authorities and officials. Should our assumptions or estimates prove to be incorrect, or should one or more of these risks or uncertainties materialize, actual amounts, results, events and circumstances may vary significantly from those reflected in such forward-looking statements.

OVERVIEW

        Washington Group International, Inc. ("WGI") is a global engineering and construction company serving clients through six operating units: Power, Infrastructure, Mining, Industrial/Process, Defense and Energy & Environment.

        We are subject to numerous factors, which impact our ability to win new work. The Power operating unit is dependent on the domestic demand for new power generating facilities and the modification of existing power facilities. Infrastructure is impacted by the availability of public sector funding for transportation projects and availability of bonding. Mining is affected by demand for coal and other extractive resources. The Industrial/Process operating unit is impacted in general by the growth prospects in the U.S. economy and more directly by the capital spending plans of its large customer base. The Defense and Energy & Environment operating units are almost entirely dependent on the spending levels of the U.S. government, in particular, the Departments of Energy and Defense.

        We believe the following accounting issues and policies are the most significant to a complete understanding of our results of operations.

        New work represents the monetary value of a contract entered into with clients that is binding on both parties and reflect the revenue expected to be recognized from that contract.

        Backlog represents the total accumulation of new work awarded less the amount of revenue recognized to date on contracts at a specific point in time; therefore, it comprises the total value of awarded contracts that are not complete and the revenue that is expected to be reflected over the remaining life of the projects in process. Backlog is the key predictor of future earnings potential. Although backlog reflects business that we consider to be firm, cancellations or scope adjustments may occur. We have adjusted backlog to reflect project cancellations, deferrals and revisions in scope and cost, both upward and downward known at the reporting date; however, future contract cancellations or modifications may reduce backlog and future revenues. We have a significant number of clients that consistently extend or add to the scope of existing contracts. We do not include any estimate of this ongoing work in backlog.

        There are three unique aspects of our approach to new work and backlog:

  •
  Government contracts—Most of our government contracts cover several years. However, they are subject to annual appropriations by Congress. To account for the risk that future amounts may not be appropriated, we only include the most immediate two years of forecast revenue in our backlog. Therefore, as time passes and appropriations occur, additional new work is recorded on existing government contracts.

  •
  Mining contracts—Mining contracts are entered into for varying periods of time up to the life of the resource. For new work and backlog purposes, we limit the amount recorded to five years. Similar to government contracts, as time passes, we recognize additional new work as commitments for that future work are firmed up.

  •
  At risk and agency contracts—The amount of new work and related backlog recognized depends on whether the contract or project is determined to be an "at-risk" or "agency" relationship between the client and us. Determination of the relationship is based on characteristics of the contract or the relationship with the client. For "at-risk" relationships, the expected gross revenue is included in new work and backlog, while in relationships where we act as an agent for our client, only the expected net fee revenue is included in new work and backlog.

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

        With respect to award fees associated with U.S. government contracts, we recognize only an estimated award fee based on historical performance until the client has confirmed the final award fee. Historically, this approach resulted in significant amounts of profit recognition in the fourth quarter on projects in our Defense and Energy and Environment operating units. However, fee award mechanisms in current contracts are such that the recognition of profit is spread more evenly throughout the year. Performance-based incentive fees are recognized when actually awarded by the client.

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

  •
  Joint ventures—Much of our work on large construction projects is performed through joint ventures with one or more partners. The accounting treatment depends on our ownership percentage of the joint venture. For those where our ownership exceeds 50% or we control the joint venture by contract terms or other means, the assets, liabilities and results of operations of the joint venture are fully consolidated in our financial statements, and the minority interests of third parties are separately deducted in our financial statements. For those where the ownership is 50% or less, we report our pro rata portion of revenue and costs, but the balance sheet reflects only our net percentage investment in the project.

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

        Normal profit is an accounting concept that results from the requirement that an acquiring company record at fair value all contracts, including construction contracts, of an acquiree in process at the date of the acquisition. As such, an asset for favorable contracts or a liability for unfavorable contracts is recorded in purchase accounting. These assets or liabilities are then reduced based on revenues recorded over the remaining contract lives effectively resulting in the recognition of a reasonable or normal profit margin on contract activity performed by us subsequent to the acquisition. Because of the acquisition of RE&C and the below market profit status of many of the significant acquired contracts, we recorded significant liabilities in purchase accounting. The reduction of these liabilities has a significant impact on our recorded net income, but has no impact on our cash flows.

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

        Estimated costs to complete long-term contracts is comprised of provisions for losses on contracts, reclamation reserves on mining contracts and reserves for punch-list costs, demobilization and warrant costs on contracts that have achieved substantial completion and reserves for audit and contract closing adjustments on U.S. government contracts.

        General and administrative expenses include executive salaries and corporate headquarters functions such as legal services, human resources and finance and accounting.

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

        Government contract costs are incurred under certain of our contracts, primarily in the Defense and Energy & Environment operating units. We have contracts with the U.S. government that contain provisions requiring compliance with the U.S. Federal Acquisition Regulation and the U.S. Cost Accounting Standards. The allowable costs we charge to those contracts are subject to adjustment upon audit and negotiation by various agencies of the U.S. government. Audits and negotiations of indirect costs are substantially complete through 1999. Audits of 2000 indirect costs are in progress. We are also in the process of preparing cost impact statements as required under the U.S. Cost Accounting Standards for 1999 through 2001, which are subject to audit and negotiation. We have also prepared and submitted to the U.S. government cost impact statements for 1989 through 1995 for which we believe no adjustments are necessary. We believe that the results of the indirect cost audits and negotiations and the cost impact statements will not result in a material change to our financial position, results of operations or cash flows.

        Pension and post-retirement benefit plans include certain plans for which we assumed sponsorship through (i) the acquisition of the government and environmental services businesses of CBS Corporation (now Viacom, Inc.) by BNFL Nuclear Services, Inc. ("BNFL") and us, which businesses are referred to as the "Westinghouse Businesses"; and (ii) our acquisition from Raytheon Engineers & Constructors International Inc. ("RECI") of the capital stock of the subsidiaries of RECI, and specified other assets of RECI, and our assumption of specified liabilities of RECI, which acquired businesses are referred to as "RE&C." We assumed sponsorship of contributory defined benefit pension plans that cover employees of the Westinghouse Government Services Group ("WGSG"). We make actuarially computed contributions as necessary to adequately fund benefits for these plans. We are also the sponsors of an unfunded plan to provide health care benefits for employees of WGSG who retired before July 1, 1993, including their surviving spouses and dependent children. We also provide benefits under company-sponsored retiree health care and life insurance plans for substantially all employees of WGSG. We also provide benefits under company-sponsored retiree health care to approximately 260 retired employees and provide a life insurance plan for substantially all retirees of RE&C. The retiree health care plans require retiree contributions and contain other cost sharing features. The retiree life insurance plan provides basic coverage on a noncontributory basis.

        Goodwill will no longer be amortized, but will be subject to annual impairment tests under the new rules issued in June 2001 by the Financial Accounting Standards Board in Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). These statements are effective for our fiscal year 2002. Effective February 1, 2002, in conjunction with fresh-start reporting, we adjusted all of our assets and liabilities to estimated fair value. In addition, our income tax attributes include tax deductible goodwill in excess of financial statement goodwill. The tax value of goodwill arising from the acquisition of the RE&C businesses continues to generate tax deductible amortization although financial statement goodwill is no longer amortized. Thus, as goodwill amortization is deducted for income tax purposes, a book/tax difference is created. Financial statement goodwill is affected by this difference because the tax effect of the amortization generated by tax goodwill in excess of financial statement goodwill results in a decrease in financial statement goodwill.

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

        Our calculation of EBITDA represents earnings before interest, taxes, depreciation and amortization, normal profit and exclusion of certain other non-recurring gains and losses. Components of EBITDA are presented below:

EBITDA (in millions)	Three months ended June 28, 2002	Six months ended June 28, 2002
Net income	$9.2	$540.9
Reorganization items, net of tax of $23.7	—	48.4
Net gain in bankruptcy	—	(567.2)

Net income, after adjustments for bankruptcy items	9.2	22.1
Taxes	12.3	24.9
Interest expense	7.5	13.2
Depreciation*	16.3	32.4
Normal profit	(15.7)	(27.7)

Total	$29.6	$64.9

*
Depreciation includes $7.4 million and $15.3 million of depreciation on equipment used on a large construction project in the Philippines. We intend to sell the equipment upon completion of the project later this year.

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

        On January 25, 2002 (the "Effective Date"), we emerged from bankruptcy protection pursuant to our Plan of Reorganization. We also entered into a secured $350 million, 30-month revolving credit facility to fund our working capital requirements and obtained bonding capacity to take on new projects. Under our Plan of Reorganization, on the Effective Date, all our equity securities existing prior to the Effective Date were canceled and extinguished; we issued an aggregate 25,000,000 shares of our $.01 par value common stock; we issued warrants to purchase an additional aggregate 8,520,424 shares of common stock; we filed an amended and restated certificate of incorporation and adopted amended and restated bylaws; we adopted new stock option plans and granted options under those plans for an aggregate 4,613,000 shares of common stock, including options granted to Dennis R. Washington to purchase an aggregate 3,224,100 shares of common stock; and we entered into various other agreements. Our new common stock currently trades in the over-the-counter market and is quoted on the NASD Bulletin Board under the ticker symbol "WGII." For a more detailed discussion, see our current report on Form 8-K filed February 8, 2002.

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

        As of February 1, 2002, we adopted fresh-start reporting pursuant to the guidance provided by the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. In connection with the adoption of fresh-start reporting, a new entity has been created for financial reporting purposes. The effective date of our emergence from bankruptcy protection is considered to be the close of business on February 1, 2002 for financial reporting purposes. The periods presented prior to February 1, 2002 have been designated "Predecessor Company" and the periods ending subsequent to February 1, 2002 have been designated "Successor Company."

        These events are discussed in greater detail in Note 3, "Acquisition of Raytheon Engineers and Constructors," Note 4, "Reorganization Case and Fresh-start Reporting" of the Notes to Consolidated Financial Statements in Item 1 of this report and are discussed in our annual reports on Form 10-K for the fiscal years ended December 1, 2000 and November 30, 2001.

YEAR-END CHANGE

        We have changed our fiscal year from a 52/53 week year ending on the Friday closest to the end of November to a 52/53 week year ending on the Friday closest to December 31. This change became effective on December 29, 2001.

BACKGROUND

New Work and Backlog

        During fiscal 2001, most of which was impacted first by the announcement of our problems with the RE&C acquisition and impending liquidity crisis, and by our filing for bankruptcy protection, we were able to book new work of $2,968.3 million. However, our backlog fell from $5,659.4 million at December 1, 2000 to $3,547.5 million at November 30, 2001. The reduction in backlog occurred because revenue recognized of $4,059.5 million in 2001 exceeded new work by approximately $1,091.2 million, and we reduced backlog by $1,020.6 million primarily because of the suspension of work on two power plants in Massachusetts ($800 million), the bankruptcy and liquidation of a foreign subsidiary company (see Note 4, "Reorganization Case and Fresh-start Reporting—Washington International B.V." of the Notes to Consolidated Financial Statements in Item 1 of this report) ($90 million), and the cancellation of a contract as a result of a revision of the client's capital expenditure program in our Industrial/Process operating unit ($90 million). Our Power and Infrastructure operating units were also impacted the most during this time because they were unable to book new large projects during the period of uncertainty.

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

  •
  Establish operations centers in Princeton, New Jersey, and Denver, Colorado, to take advantage of economies-of-scale and reduce our overall engineering costs. Engineers in those operations centers support all operating units rather than an individual operating unit, thereby increasing overall utilization.

  •
  Close 25 offices around the country to eliminate unnecessary overhead costs.

  •
  Establish a corporate business development function to coordinate sales efforts and focus on fewer but more significant prospects.

        These efforts culminated in a reduction of 1,283 salaried employees, which together with the office closings, are expected to reduce the overall cost structure by approximately $100 million when compared to 2001, most of which will result in improved gross profit from the operating units.

Contract Renegotiation

        Of the twenty-three major RE&C projects that had significant contract adjustments, seven are now complete and five were eliminated in the insolvency proceedings of Washington International B.V. Of the remaining projects, six have undergone reformation of the contracts to terms and conditions that permitted us to continue working on the original project and five are continuing under the original terms and conditions. Five of the continuing projects are in the final stages of completion, and of the remainder, two are expected to be completed by the end of 2002 and the remaining projects in 2003.

RESULTS OF OPERATIONS

        Beginning on December 29, 2001, we changed the operating units of our business. The process technology development portion of our petroleum and chemicals business (the "Technology Center") is being held for sale and, together with the remainder of the Petroleum & Chemicals operating unit, has been combined with the Industrial/Process operating unit. The Infrastructure & Mining operating unit has been split into two operating units: "Infrastructure" and "Mining." The Government operating unit has been split into two operating units: "Defense" and "Energy & Environment."

        On January 25, 2002, we emerged from Chapter 11 bankruptcy proceedings and implemented fresh-start reporting effective February 1, 2002. Accordingly, all assets and liabilities at the Effective Date were adjusted to reflect their respective fair values. The consolidated financial statements after that date are those of a new reporting entity and are not comparable to the pre-emergence periods. However, for purposes of this discussion, the five months ended June 28, 2002 (post-emergence) were combined with the month ended February 1, 2002 (pre-emergence) and reorganization items are presented as bankruptcy-related items, net of tax. The six months of fiscal 2001 is presented as the six months ended June 1, 2001. Due to the differing time periods covered in the second quarter and six months of each year and the bankruptcy occurring in the intervening period, the data is not comparable. The following table is included solely for use in analysis of results of operations, and to complement management's discussion and analysis.

	Three months ended		Six months ended
RESULTS OF OPERATIONS (In millions)	June 28, 2002	June 1, 2001	June 28, 2002	June 1, 2001
Backlog
Beginning backlog	$3,382.2	$4,891.6	$3,378.7	$5,659.4
New work	720.4	553.1	1,687.5	1,641.3
De-bookings	—	(89.8)	—	(929.0)
Revenue	(965.0)	(958.1)	(1,928.6)	(1,974.9)

Ending backlog	$3,137.6	$4,396.8	$3,137.6	$4,396.8

Total revenue	$965.0	$958.1	$1,928.6	$1,974.9

Gross profit	$45.7	$27.6	$91.4	$71.2
General and administrative expenses	(11.5)	(15.1)	(23.8)	(30.7)
Goodwill amortization	—	(1.9)	—	(7.2)
Integration and merger costs	—	(12.4)	—	(18.3)
Restructuring charges	—	—	(.6)	—

Operating income	34.2	(1.8)	67.0	15.0
Investment income	.2	2.6	.6	7.7
Interest expense	(7.5)	(16.1)	(13.2)	(36.7)
Other income (loss), net	.1	(2.5)	2.2	(6.0)

Income (loss) before income taxes, minority interests and bankruptcy-related items	27.0	(17.8)	56.6	(20.0)
Income tax (expense) benefit	(12.3)	8.4	(24.9)	9.0
Minority interests in consolidated subsidiaries	(5.5)	(3.7)	(9.6)	(4.5)

Income (loss) before bankruptcy-related items	9.2	(13.1)	22.1	(15.5)
Reorganization items, net of tax	—	3.0	(48.4)	3.0
Extraordinary item: debt discharge, net of tax	—	—	567.2	—

Net income (loss)	$9.2	$(10.1)	$540.9	$(12.5)

New work and backlog

        During the three months ended June 28, 2002, we recorded $720.4 million of new work awards; $244.6 million less than revenue recognized. The Power operating unit's new work of $342.9 million was primarily related to continuing work on four contracts originally obtained through the RE&C acquisition and then reformed during our bankruptcy. New work on these contracts resulted in an increase of $301.2 million in new work awards compared to the corresponding quarter's results in 2001. The Power operating unit's new work during the second quarter of 2001 was significantly impacted by the suspension of work on two power plant construction projects in Massachusetts on March 9, 2001 (see Note 3, "Acquisition of Raytheon Engineers and Constructors" of the Notes to Consolidated Financial Statements in Item 1 of this report) and by the subsequent filing for bankruptcy protection on May 14, 2001. During the first quarter of 2002, because we were uncertain about whether we would be retained to complete all of the remaining work on the four reformed contracts, the Power operating unit recorded new work awards only as revenue was actually generated. During the second quarter of 2002, it became apparent that we would be retained through completion of the projects and, therefore, we have recorded the remaining estimated work to complete those projects of $120 million.

        The Infrastructure operating unit recorded $72.7 million in new work during the second quarter. $35.6 million of the new work resulted from engineering work orders and $19.2 million arose from contract modifications.

        The Mining operating unit recorded $17.9 million in new work awards during the second quarter, resulting primarily from additions to current contracts.

        The Industrial/Process operating unit recorded $92.3 million in new work awards during the second quarter from small awards on approximately 25 different contracts. This is a reflection of softness in the markets served by this operating unit, particularly the telecommunications market.

        The Defense operating unit recognized $111.4 million in new work primarily from additions in chemical demilitarization and threat reduction markets.

        The Energy & Environment operating unit recorded $81.6 million in new work during the second quarter. The new work was generated primarily from new work awards at EMD (a business held for sale) of $36.2 million, two environmental contracts and a variety of small commercial contracts.

        Consolidated year-to-date new work awards were $1,687.5 million. The Power operating unit's new work was primarily related to continuing work on four reformed contracts obtained through the RE&C acquisition. The Mining operating unit recognized $55.4 million in new work, mostly on contract extensions and modifications.

        The Industrial/Process operating unit new work awards of $261.4 million for 2002 year-to-date reflected the softness in the economies of their markets. The Defense operating unit recorded $276.0 million in contract additions and extensions, primarily to chemical demilitarization and threat reduction projects resulting from increased federal appropriations for such projects. The Energy & Environment operating unit recorded $256.0 million in new work during the six months ended June 28, 2002 generated primarily from new work awards at EMD (a business held for sale) of $110.5 million, two environmental contracts and a variety of small commercial contracts.

        At June 28, 2002, backlog was $3,137.6 million, down $241.1 million from the beginning of the six month period. Backlog on government contracts includes only two years' worth of the portions of such contracts that are currently funded or which management is highly confident will be funded. The reported backlog excludes approximately $1,100.0 million of contracts in progress for work to be performed beyond the second quarter of 2004.

Revenue

        Revenue for the second quarter was $965.0 million. The Power operating unit's revenue was driven by continuing work on the four reformed contracts obtained through the RE&C acquisition. The pendency of the bankruptcy and the related difficulty in obtaining adequate bonding negatively affected the Infrastructure operating unit's ability to sell new work during 2001, particularly during the latter half of that year. Thus, revenue during the three months ended June 28, 2002 was primarily generated from existing backlog and only minor amounts were derived from new work awards. The Mining operating unit's revenue remained steady as work continued on long-term contracts. The Industrial/Process operating unit's revenue during the three months ended June 28, 2002 was impacted by a combination of the softening of the domestic and international economies, the downturn in the telecommunications market and the winding down of some significant projects that were not replaced during the pendency of our bankruptcy proceedings. The Defense operating unit's revenue for the three months ended June 28, 2002 was favorably impacted by increased scope requirements on four chemical demilitarization projects generating $14.8 million in revenue. Energy & Environment operating unit's second quarter revenue of $174.2 million includes $42.5 million from EMD (a business held for sale). Other significant sources of revenue include major U.S. Department of Energy ("DOE") projects and several environmental projects.

        Revenue for the six months ended June 28, 2002 was $1,928.6 million. The revenue characteristics of the various operating units for the six month period are consistent with those for the second quarter, as described above.

        Revenue for the three and six months ended June 1, 2001 was $958.1 million and $1,974.9 million, respectively. The Power operating unit recognized $157.1 million and $397.5 million during the three and six months, respectively. On March 9, 2001, we suspended work on two large power construction projects located in Massachusetts that were part of the acquisition of the RE&C businesses. Although we were subsequently retained to participate on these two projects, our role during the three and six months ended June 1, 2001 was significantly diminished. As a result, the Power operating unit's revenue during that period was reduced as well. The Infrastructure operating unit's revenue of $220.1 million and $450.4 million was generated predominantly by a dam and powerhouse project in the Philippines, highway construction projects and a light rail construction project. The Industrial/Process operating unit recognized $263.4 million and $512.8 million during the three and six months ended June 1, 2001, which included revenue from the operations of our Netherlands subsidiary. On June 21, 2001, our Netherlands subsidiary was liquidated. See Note 4, "Reorganization Case and Fresh-start Reporting - Washington International B.V." of the Notes to Consolidated Financial Statements in Item 1 of this report. Revenue of $138.7 million and $275.9 million during the three and six months ended June 1, 2001 recognized by the Defense operating unit was produced primarily by chemical demilitarization and projects in the United States and threat reduction projects in the former Soviet Union. The majority of revenue recognized by the Energy & Environment operating unit for the three and six months ended June 1, 2001 were generated by site management and operation projects for the U.S. Department of Energy.

Gross profit

        Gross profit for the three and six months ended June 28, 2002 was $45.7 million and $91.4 million, respectively, and was driven by strong performance in the Power, Defense and Energy & Environment business units resulting from the sources of favorable revenue variances described above. Gross profit during the three and six months ended June 1, 2001 was impacted by the suspension of work on two power construction projects in Massachusetts that resulted in reductions in revenue and gross profit. As a result of restructuring efforts, overhead costs have been reduced in the Power, Industrial/Process, Defense and Energy & Environment operating units by a combined $37.0 million between the six months ended June 28, 2002 and the corresponding period in 2001. Included in gross profit is normal profit of $15.7 million and $27.7 million for the quarter and six months ended June 28, 2002, respectively, primarily related to Infrastructure projects.

        Gross profit for the three and six months ended June 1, 2001 was $27.6 million and $71.2 million, respectively. The Power operating unit's gross profit reflects the effects of the work suspension on two power construction projects described above. Gross profit for these periods included $22.3 million and $52.8 million that was generated through recognition of normal profit, mostly in the Power, Infrastructure and Defense operating units.

General and administrative expenses

        General and administrative expenses for the three and six months ended June 28, 2002 were $11.5 million and $23.8 million and represent the executive and headquarters costs of supporting our operations. General and administrative expenses declined $3.6 million and $6.9 million for the three and six months ended June 28, 2002, respectively, from the comparable periods of 2001. The reduction was a result of the initiatives taken to reduce costs under our restructuring plan. We expect annual costs to be between $11.0 million and $12.0 million lower in 2002 than 2001, which were $56.9 million.

Goodwill amortization

        Goodwill amortization during 2001 was primarily due to the amortization of goodwill arising from the acquisition of the Westinghouse Businesses. Effective for our 2002 fiscal year, we ceased amortization of goodwill upon the adoption of SFAS No. 142, Goodwill and Other Intangible Assets.

Integration and merger costs

        Integration and merger costs were $12.4 million and $18.3 million for the three and six months ended June 1, 2001. These costs related to the integration of RE&C into our businesses and were principally comprised of incremental legal, accounting and consulting services. There were no such costs in 2002.

Investment income

        Investment income declined $2.4 million and $7.1 million for the three and six months ended June 28, 2002 from the comparable periods of 2001 as a result of lower interest rates combined with lower available cash balances for investment.

Interest expense

        Interest expense declined $8.6 million and $23.5 million for the three and six months ended June 28, 2002 from the comparable periods in 2001. Interest expense for the second quarter of 2002 consists of $3.0 million of amortization of bank fees paid at the closing of the Senior Secured Revolving Credit Facility and $4.5 million of cash interest expense consisting primarily of letter of credit fees, commitment fees on undrawn and unissued funds, fronting fees and interest on funded debt.

        Interest expense incurred during the three and six months ended June 1, 2001 principally consisted of interest incurred on outstanding borrowings under the RE&C Financial Facilities and Senior Unsecured Notes to fund substantial working capital requirements of the acquired RE&C contracts. We ceased accruing interest on the RE&C Financing Facilities and Senior Unsecured Notes upon our filing for relief under Chapter 11 of the U.S. Bankruptcy Code on May 14, 2001 since the lenders' claims were then subject to compromise. Contractual interest not recorded during the three and six months ended June 1, 2001 was $4.7 million.

Other income, net

        Other income (expense), net for the six months ended June 28, 2002 of $2.2 million consisted primarily of a $2.8 million distribution received from the conversion of an insurance carrier that provides our employee long-term disability coverage from a mutual insurance company to a stock company. In connection with the demutualization, the distribution was received following the insurance company's initial public offering during the first quarter of 2002.

        Other income (expense), net for the six months ended June 1, 2001 of $(6.0) million consisted primarily of a settlement of a legal claim for $(1.5) million, an impairment of an equity investment of $(2.0) million and reimbursement to Raytheon Company of $(2.5) million for transition costs incurred as a result of the acquisition of RE&C.

Income tax expense

        The effective tax rates for the one month ended February 1, 2002, the three months ended June 28, 2002 and the five months ended June 28, 2002 were 38.2%, 45.4% and 44.0%, respectively.

This compares to an effective tax rate of 27.8% for the three and six months ended June 1, 2001. The components of the effective tax rate for the various periods are shown in the table below:

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three months ended June 28, 2002	Three months ended June 1, 2001	Five months ended June 28, 2002	One month ended February 1, 2002	Six months ended June 1, 2001
Federal tax rate	35.0%	35.0%	35.0%	35.0%	35.0%
State tax	5.0	5.5	4.3	2.8	5.5
Nondeductible items	3.6	(14.4)	3.1	.4	(14.4)
Foreign tax	1.8	(1.3)	1.6	—	(1.3)
Goodwill	—	3.0	—	—	3.0

Effective tax rate	45.4%	27.8%	44.0%	38.2%	27.8%

        When the effective tax rate is applied to a loss before taxes, a tax benefit results. In these periods, nondeductible expenses decrease the effective tax rate. When the effective tax rate is applied to income before taxes, a tax expense results. In these periods, nondeductible expenses increase the effective tax rate.

        Income recognized upon the cancellation of debt in the bankruptcy restructuring was offset by a net operating loss ("NOL") carryover, capital loss carryover, federal tax credit carryovers, such as the alternative minimum tax credit, and reduction in the tax basis of depreciable and amortizable assets. Tax payments for 2002 and later years are anticipated to be substantially less than the related tax provision reported in the financial statements. While the NOL carryover for federal and state income taxes will be substantially utilized after 2002 as a result of the cancellation of debt in the bankruptcy restructuring, there will continue to be substantial tax deductions for goodwill amortization. Goodwill, for tax purposes, has a remaining 13.5-year life at the beginning of 2002, and annual amortization is expected to be at least $40.0 million. As a result, we do not expect to pay any federal income taxes during 2002.

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

Minority interests

        Minority interests in the income of consolidated subsidiaries for the three and six months ended June 28, 2002 increased $1.8 million and $5.1 million from the comparable periods of 2001 primarily due to an increase in income from the Westinghouse Businesses. The majority of our minority interests relates to BNFL's 40% ownership of our Westinghouse operations that are included in the Energy & Environment operating unit. Increases in income of our majority-owned subsidiaries cause an increase in the minority interest share of income from those operations. Likewise, decreases in income of our majority-owned subsidiaries cause a decrease in the minority interest share of income.

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

        Reorganization items for the three and six months ended June 1, 2001 resulted in a net gain of $8.9 million consisting of a net gain of $31.9 million from the liquidation of Washington International B.V. located in The Hague, the Netherlands, $13.5 million of professional fees and other expenses related to the bankruptcy proceedings and $9.5 million of charges related to the impairment of assets of rejected projects.

Extraordinary item

        During the first quarter of 2002, an extraordinary gain was recorded comprised of $1,460.7 million for the discharge of liabilities that resulted from our Plan of Reorganization, offset by new common stock and warrants issued of $550.0 million and income taxes of $343.5 million.

OPERATING UNIT RESULTS
(In millions)

	Three months ended		Six months ended
Total revenue	June 28, 2002	June 1, 2001	June 28, 2002	June 1, 2001
Power	$269.5	$157.1	$518.8	$397.5
Infrastructure	188.7	220.1	407.5	450.4
Mining	23.1	24.8	43.7	48.9
Industrial/Process	168.3	263.5	340.8	512.8
Defense	140.0	138.7	299.8	275.9
Energy & Environment	174.2	151.6	311.2	263.7
Intersegment and other	1.2	2.3	6.8	25.7

Total revenue	$965.0	$958.1	$1,928.6	$1,974.9

	Three months ended		Six months ended
Operating income (loss)	June 28, 2002	June 1, 2001	June 28, 2002	June 1, 2001
Power	$6.0	$2.8	$12.5	$11.5
Infrastructure	2.8	7.3	14.5	17.9
Mining	6.4	6.3	13.1	9.5
Industrial/Process	2.3	3.8	4.7	16.5
Defense	6.6	7.4	12.1	14.3
Energy & Environment	21.5	6.7	37.2	9.0
Intersegment and other	.1	(21.0)	(3.3)	(33.0)
General and administrative expenses	(11.5)	(15.1)	(23.8)	(30.7)

Total operating income (loss)	$34.2	$(1.8)	$67.0	$15.0

Power

        Revenue for the three and six months ended June 28, 2002 is derived primarily from continuing work on new power generation projects acquired as part of the RE&C businesses, steam generator replacement projects and operations and maintenance services contracts. Included in revenue for second quarter and year-to-date 2002 is approximately $141.8 million and $259.1 million, respectively, related to four power new generation projects purchased in the RE&C acquisition. These four projects were originally fixed- price contracts, but were converted (reformed) in December 2001 to cost reimbursable contracts and follow terms established as part of the Raytheon Settlement (see Footnote 3 - Acquisition of Raytheon Engineers and Constructors). Nearly all of the revenue recognized during 2001 for the respective periods was derived from fixed-price projects purchased through the RE&C acquisition. On March 9, 2001, we suspended work on two large construction projects located in Massachusetts that were a part of the acquisition of the RE&C businesses. Although we were subsequently retained to participate on these two projects, our role during the three and six months ended June 1, 2001 was significantly diminished. As a result, revenue during that period was reduced as well. In December 2001, we were re-engaged as the primary contractor on the two projects and related revenues increased in relative proportion to our increased role on the project through the three and six month periods ended June 28, 2002.

        Included in operating income for 2002 is $4.7 million and $8.6 million for the respective periods that was derived from the four reformed contracts. Contract performance reserves for a steam generator replacement project were established during November 2001 and supplemented during the second quarter of 2002, offset by normal profit recognition of $2.4 million and $3.2 million for the three and six months ended, respectively. Operating income during the three and six months ended

June 1, 2001 was impacted by the suspension of work described above in similar proportion to the impact on revenue. In addition, the normal profit amortization included in operating income amounted to $10.1 million and $22.5 million for the three and six months ended June 1, 2001, respectively.

        New work awards during the three and six months ended June 28, 2002 were attributable primarily to extensions and scope increases on existing contracts, predominantly on the four reformed contracts. During the first quarter of 2002, because we were uncertain about whether we would be retained to complete all of the remaining work on the four reformed contracts, we recorded new work awards only as revenue was actually generated. During the second quarter, it became apparent that we will be retained through completion of the projects and, therefore, we have recorded the remaining new work awards to complete those projects. In 2001, the low level of new awards reflected the uncertainty that existed at the time due to the bankruptcy filing. Thus, new work awarded during the three and six months ended June 28, 2002 increased significantly over the comparable periods in 2001.

Infrastructure

        The pendency of the bankruptcy and the related difficulty in obtaining adequate bonding negatively affected the Infrastructure operating unit's ability to sell new work during 2001, particularly during the latter half of that year. Thus, revenue during the three and six months ended June 28, 2002 was primarily generated from existing backlog and only minor amounts were derived from new work. Significant sources of revenue included a dam and power project in the Philippines, a light rail project in New Jersey, a variety of highway and other heavy construction work and engineering services projects.

        Operating income for the three and six months ended June 28, 2002 showed good performance in engineering services and on international projects in the middle east, and included recognition of normal profit of $13.2 million and $23.2 million, respectively. However, operating income for the three and six months ended June 28, 2002 was impacted by recognition of contract value adjustments of $8.5 million on: two highway projects of $5.1 million, less minority interest of $1.7 million, $1.9 million on a light rail project and $7.5 million on a foreign dam and powerhouse project, which was partially offset by recognition of the remaining $6.0 million of normal profit. The three and six months ended June 1, 2001 included project losses of $3.4 million and recognition of normal profit of $7.2 million and $20.6 million, respectively.

        New work awards during the three and six months ended June 28, 2002 were lower than anticipated and were impacted by our inability to qualify to participate as a bidder on some state and federal projects until post-bankruptcy audited financial statements could be made available. New work awards during the three and six months ended June 1, 2001 were impacted by our inability to obtain adequate bonding and the disclosure on March 2, 2001 of our near-term liquidity problems and our subsequent filing for bankruptcy protection. Post-bankruptcy audited financial statements are now available and bonding capacity has been restored, which will enable us to pursue large, fixed-price construction projects in our traditional markets.

Mining

        Revenue during the three and six months ended June 28, 2002 was generated predominantly by mine projects and mine management contracts that existed during the prior year. On March 28, 2001, we purchased an additional 17% of MIBRAG mbH ("MIBRAG"), a coal mine operating in Germany, bringing our total ownership to 50%. The increase in ownership resulted in a corresponding increase in revenue during the three and six months ended June 28, 2002. Revenue during the three and six months ended June 1, 2001 was also positively affected by the additional ownership interest. The MIBRAG mining operations produced and delivered substantially more product during the three and six months ended June 28, 2002 than in the corresponding period in the prior year, however, the revenue from the increased production was offset by revenue reductions related to a pricing disagreement with the Westmoreland mining venture and the cancellation of a contract due to the closure by a customer of a phosphate processing facility in Idaho. See Note 13, "Contingencies and Commitments—Other" of the Notes to Consolidated Financial Statements in Item 1 of this report.

        MIBRAG generated $4.6 million and $11.0 million of operating income for the three and six months ended June 28, 2002, respectively. That represents approximately 72% and 85%, respectively, of the contract level profit generated by the Mining operating unit for those periods. MIBRAG's contribution in the corresponding periods of the prior year was similar, reflecting the impact of the additional investment beginning in late March 2001. Although revenue was down between the three and six months ended June 28, 2002 and the corresponding periods in 2001, operating income was equivalent between the quarters and increased between the six month periods. This improvement in margin percentage is attributable to the increase in the investment in MIBRAG. Because we recognize MIBRAG's revenue and profits on the equity method, project revenue and operating income are equal, which increases the overall profit margin for the entire operating unit.

        The Mining operating unit's new work awarded during the three and six months ended June 28, 2002 was comprised of additions and extensions to existing contracts amounting to $13.9 million and $28.0 million, respectively, and $4.0 million and $27.4 million from new contracts, primarily from new work associated with the increased investment in MIBRAG and various new contract awards in the Powder River Basin in Wyoming.

Industrial/Process

        The Industrial/Process operating unit's revenue during the three and six months ended June 28, 2002 was impacted by a combination of the softening of the domestic and international economies, the downturn in the telecommunications market and the winding down of some significant projects. Some sectors of the Industrial/Process operating unit's markets continue to be strong including automotive, gas processing and bio-pharmaceuticals. On June 21, 2001, our Netherlands subsidiary was liquidated, causing declines in the petroleum and chemicals businesses at that point in time. (See Note 4, "Reorganization Case and Fresh-start Reporting—Washington International B.V." of the Notes to Consolidated Financial Statements in Item 1 of this report.) The three and six month period ended June 1, 2001 contains the operations of Washington International B.V. prior to its liquidation. The effects of the economic slowdown occurred after that period; hence, revenue in 2002 declined 36% and 34% from corresponding periods in 2001.

        Operating income for the three and six months ended June 28, 2002 was impacted by the same factors that impacted revenue. Reduced revenue was offset by significant reductions to overhead costs, including the closing of multiple offices, employee terminations and elimination of redundant costs. Operating income was also impacted by recognition of contract value adjustments of $2.5 million on an international methanol plant construction project. Finally, operating income during the three and six months ended June 28, 2002 was also impacted by the under-utilization of the operating unit's professional engineering staff.

        As a result of the slowing economy, new work awarded during the three and six months ended June 28, 2002 was below historical results. Most of the new work was extensions and modifications to existing contracts. Biopharmaceutical and operations and maintenance experienced the most success in signing new work.

Defense

        The Defense operating unit's revenue for the three and six months ended June 28, 2002 was favorably impacted by increases in funded scope requirements on four chemical demilitarization projects. In addition, the scope of a reformed construction contract obtained through the RE&C acquisition was expanded and, as a result, continued beyond the expected completion period.

        Chemical demilitarization contracts produced 76% of the unit's operating income during the three and six months ended June 28, 2002, benefiting from the scope expansions described above. Threat reduction projects contributed another 16%.

        New work awarded during the three months ended June 28, 2002 was derived from scope increases on chemical demilitarization contracts, the reformed construction contract discussed above and threat reduction contracts.

Energy & Environment

        During the three and six months ended June 28, 2002, the Energy & Environment operating unit recognized significant revenue on major DOE projects earlier in the year than in prior years. Historically, award fees on such projects were "back-end loaded," causing a significant portion of the profit for this operating unit to be recognized in the third and particularly the fourth quarters of the year. However, current contract terms provide for more evenly distributed notification and recognition of award fees throughout the year. EMD, a manufacturing subsidiary held for sale, and two environmental subcontracts also contributed $42.5 million and $85.9 million, respectively, to revenue performance during the three and six months ended June 28, 2002.

        Operating income showed favorable trends, reflecting the increased revenue in both the three and six months ended June 28, 2002. Most of our major DOE projects are "agency" contracts, therefore, revenue increases benefit operating income nearly dollar for dollar. In addition, EMD and the two environmental subcontracts both contributed significant operating income. EMD generated $3.7 million and $11.1 million of the increase, major DOE projects generated $4.7 million and $7.6 million and the remainder was attributable to reduced overhead expenses.

        EMD, a business held for sale, received $36.2 million and $110.5 million in new work awards during the three and six months ended June 28, 2002, respectively. A new environmental project generated new work awards of $13.7 million and $76.2 million during the same periods. In addition, commercial contract awards totaling $10.5 million and $20.9 million were recorded during the same periods.

Intersegment and other

        For the three and six months ended June 1, 2001, operating costs included merger and integration costs of $12.4 million and $18.3 million, respectively, related to the RE&C acquisition. No merger and integration costs were incurred in 2002. Goodwill is not amortized in 2002 due to our adoption of SFAS No. 142 effective December 27, 2001.

OPERATING UNIT NEW WORK

        New work for each operating unit, which represents additions to backlog for the period, is presented below:

	Three months ended		Six months ended
(In millions)
	June 28, 2002	June 1, 2001	June 28, 2002	June 1, 2001
Power	$342.9	$41.7	$526.4	$208.8
Infrastructure	72.7	95.5	302.2	323.5
Mining	17.9	9.3	55.4	17.1
Industrial/Process	92.3	171.2	261.4	480.8
Defense	111.4	85.4	276.0	198.1
Energy & Environment	81.6	149.3	256.0	388.6
Other	1.6	.7	10.1	24.4

Total new work	$720.4	$553.1	$1,687.5	$1,641.3

FINANCIAL CONDITION AND LIQUIDITY

	Six months ended
Liquidity and capital resources (In millions)	June 28, 2002	June 1, 2001
Cash and cash equivalents
Beginning of period	$138.2	$393.4
End of period	100.3	99.5
	Six months ended
	June 28, 2002	June 1, 2001
Net cash provided (used) by:
Operating activities	$31.3	$(294.9)
Investing activities	(6.3)	10.8
Financing activities	(62.9)	(9.8)

        We have three principal sources of near-term liquidity: (1) cash generated by operations, (2) existing cash and cash equivalents and (3) revolving loan borrowings under our Senior Secured Revolving Credit Facility.

        In the six months ended June 28, 2002, we generated $31.3 million of net cash from our operating activities. Payments were made upon the emergence from bankruptcy of approximately $70 million on January 25, 2002 to fund up-front fees for the Senior Secured Revolving Credit Facility, payment to the secured lenders, creditors and insurance premiums. This was funded with available cash and an initial borrowing under the senior Secured Revolving Credit Facility of $40 million. Borrowings under the facility were reduced to zero by June 28, 2002.

        Cash and cash equivalents decreased $37.9 million to $100.3 million at June 28, 2002 from $138.2 million at December 28, 2001. Cash of $64.9 million was restricted for use on the operations of our consolidated construction joint ventures, by projects having contractual cash restriction and our self-insurance programs.

        At June 28, 2002, we had $129.8 million in letters of credit outstanding under the Senior Secured Revolving Credit Facility and no borrowings, leaving $220.2 million available for borrowings and letters of credit.

        We expect to use cash to, among other things, fund working capital requirements and make capital expenditures. We anticipate capital expenditures for normal renewal and replacement will be approximately $25.0 million for the year. Funding of working capital and capital expenditures for major new construction projects will depend upon new awards during the balance of the year. It is anticipated that we will begin to sell equipment from the large hydroelectric project in the Philippines beginning in the third quarter of 2002. Currently, we estimate proceeds from the sale of this equipment will be approximately $10.0 million during the balance of the year, with an additional $25.0 to $30.0 million to be realized in 2003. However, we may use this equipment if a new project is awarded that would need the same type of equipment and is not otherwise available in our equipment fleet.

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

        In line with industry practice, we are often required to provide performance and surety bonds to customers under fixed-price contracts. These bonds indemnify the customer should we fail to perform our obligations under the contract. If a bond is required for a particular project and we are unable to obtain an appropriate bond, we cannot pursue that project. We have an existing bonding facility with an aggregate capacity of $500.0 million, but, as is customary, the issuance of bonds under that facility is at the surety's sole discretion. Moreover, due to events that affect the insurance and bonding markets generally, bonding may be more difficult to obtain in the future or may only be available at significant additional cost. While there can be no assurance that bonds will continue to be available on reasonable terms, we believe that we have access to the bonding necessary to achieve our operating goals.

BACKLOG

        Backlog of all uncompleted contracts at June 28, 2002 was $3,137.6 million compared with $3,547.5 million at November 30, 2001. New work awarded in the three and six months ended June 28, 2002 totaled $720.4 million and $1,687.5 million compared with $553.1 million and $1,641.3 million for the three and six months ended June 1, 2001.

        New work awarded in the three and six months ended June 28, 2002 related to businesses held for sale totaled $40.5 million and $123.6 million, respectively. Backlog for businesses held for sale at June 28, 2002 amounted to $291.2 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
(In millions of dollars)

Interest rate risk

        Our exposure to market risk for changes in interest rates relates primarily to our short-term debt obligations. Our short-term investments, which are substantially all of our cash, consist primarily of highly liquid instruments with maturities of one month or less. Of total cash and cash equivalents at June 28, 2002 of $100.3 million, $64.9 million was restricted for use on the operations of our consolidated joint ventures, by projects having contractual cash restrictions and by our self-insurance programs.

        From time to time, we effect borrowings under our Senior Secured Revolving Credit Facility or otherwise for general corporate purposes, including working capital requirements and capital expenditures. Borrowings under our Senior Secured Revolving Credit Facility bear interest at the applicable LIBOR or prime rate, plus an additional margin and, therefore, are subject to fluctuations in interest rates. As of June 28, 2002, we had no borrowings outstanding under our Senior Secured Revolving Credit Facility. As such, our exposure to interest rate risk was not significant.

Foreign currency risk

        We conduct our business in various regions of the world. Our operations are, therefore, subject to volatility because of currency fluctuations, inflation changes and changes in political and economic conditions in these countries. We are subject to foreign currency translation and exchange issues, primarily with regard to our mining venture, MIBRAG, in Germany. At June 28, 2002, the cumulative adjustments for translation gains net of related income tax expense were $6.4 million. While we endeavor to enter into contracts with foreign customers with repayment terms in U.S. currency in order to mitigate foreign exchange risk, our revenues and expenses are sometimes denominated in local currencies, and our results of operations may be affected adversely as currency fluctuations affect pricing and operating costs or those of our competitors. We engage from time to time in hedging operations, including forward foreign exchange contracts, to reduce the exposure of our cash flows to fluctuations in foreign currency rates. We do not engage in hedging for speculative investment reasons. We can give no assurances that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        We are a defendant in various lawsuits resulting from allegations that third parties sustained injuries and damage from the inhalation of asbestos fibers contained in materials used in construction projects. In addition, based on proofs of claims filed with the court during the pendency of our bankruptcy proceedings, we are aware of other potential asbestos claims against us. We believe that we have substantial third party insurance coverage for a significant portion of these existing and potential claims, and remaining amounts will not have an adverse material impact on our financial position, results of operations or cash flows.

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

        We also incorporate by reference the information regarding legal proceedings set forth under the caption "Reorganization case" in Note 4, "Reorganization Case and Fresh-start Reporting," and under the captions "Summitville environmental matters," "Other environmental matters" and "Other" in Note 13, "Contingencies and Commitments" of the Notes to Consolidated Financial Statements in Part I, Item 1, of this report.

        Our reorganization case is "In re Washington Group International, Inc. and Related Cases, Docket No. BK-N 01-31627-GWZ, in the U.S. Bankruptcy Court for the District of Nevada. The litigation related to the matters discussed under the caption "Summitville environmental matters" in Note 13, "Contingencies and Commitments" of the Notes to Consolidated Financial Statements in Part I, Item 1, of this report refers to State of Colorado v. Sunoco, Inc. et. al., U.S. District Court for the District of Colorado, Civil Action No. 01-N-1, and United States v. Friedland v. Bechtel, et. al., U.S. District Court for the District of Colorado, Civil Action No. 96-N-1213, and Friedland v. Industrial Constructors Corp. and United States Guaranty Fidelity Co., U.S. District Court for the District of Montana, Civil Action No. DV-99-88448. The litigation with Leucadia National Corporation and MK Gold discussed under the caption "Other" in Note 13, "Contingencies and Commitments" of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report refers to MK Gold Company v. Morrison Knudsen Corporation, Civil Action No. 2:96CV00935 and Leucadia National Corporation v. Morrison Knudsen Corporation, et. al., Civil Action No. 2:98CV0327S, both in the U.S. District Court for the District of Utah. The litigation related to the Old MK 401(k) Plan discussed under the caption "Other" in Note 13, "Contingencies and Commitments" of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report refers to John B. Blyler, et. al., v. William J. Agee, et. al., Case No. CIV97-0332-S-BLW, in the U.S. District Court for the District of Idaho. The litigation related to Westmoreland Resources discussed under the caption "Other" in Note 13, "Contingencies and Commitments" of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report refers to Westmoreland Resources, Inc. v. Morrison Knudsen Corporation, Case No. CV0041 BLG-JDS in the U.S. District Court for the District of Montana, Billings Division and Adversary Proceeding No. 02-5007 in our reorganization case pending in the U.S. Bankruptcy Court for the District of Nevada.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

  Filed in Part I

        None

  Filed in Part II

        The Exhibits to this quarterly report on Form 10-Q are listed in the Exhibit Index contained elsewhere in this quarterly report.

  (b)
  Reports on Form 8-K

        On April 3, 2002, we filed a current report on Form 8-K dated March 25, 2002 announcing the appointment of several new members of the Board of Directors, replacing certain persons who served as interim directors, in accordance with our Plan of Reorganization.

        On April 26, 2002, we filed a current report on Form 8-K dated April 19, 2002 reporting that on April 9, 2002, we filed a Notice of Identification of Director of the Board with the U.S. Bankruptcy Court for the District of Nevada designating Admiral William J. "Bud" Flanagan as the final member of the Board of Directors, effective on April 9, 2002.

        On May 16, 2002, we filed a current report on Form 8-K dated May 13, 2002 announcing preliminary results for our first quarter of 2002. We also reported that we did not timely file our quarterly report on Form 10-Q for the quarter ended March 29, 2002 because we needed additional time to reflect the impact of our bankruptcy proceedings and reorganization in the financial statements and related disclosures required to be included in that report.

        On May 21, 2002, we filed a current report on Form 8-K dated May 21, 2002 reporting that on May 21, 2002, members of our senior management team presented an overview of our business and market outlook for 2002 and beyond at the Credit Suisse First Boston Engineering and Construction Conference 2002. We also noted that a copy of the presentation materials was available on our website.

        On June 3, 2002, we filed a current report on Form 8-K dated May 31, 2002 disclosing a letter issued from Stephen G. Hanks, our President and Chief Executive Officer, to our employees summarizing our first quarter results and describing our commitment to continue to secure new work.

        On June 19, 2002, we filed a current report on Form 8-K dated June 18, 2002 reporting our new work bookings.

        On June 24, 2002, we filed a current report on Form 8-K dated June 21, 2002 reporting that our Board of Directors declared a dividend distribution of one right for each share of our Common Stock outstanding at the close of business on July 15, 2002 pursuant to the terms of a Rights Agreement dated as of June 21, 2002. A summary description of the Rights Agreement was also disclosed.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASHINGTON GROUP INTERNATIONAL, INC.
/s/ GEORGE H. JUETTEN George H. Juetten Executive Vice President and Chief Financial Officer, in his respective capacities as such

Date: August 12, 2002

WASHINGTON GROUP INTERNATIONAL, INC.
EXHIBIT INDEX

        Copies of exhibits will be provided upon request at a fee of $.25 per page requested.

Exhibit Number	Exhibits
4.1	Specimen certificate of WGI's Common Stock, as amended.*
4.2	Specimen certificate of WGI's Tranche A Warrants.*
4.3	Specimen certificate of WGI's Tranche B Warrants.*
4.4	Specimen certificate of WGI's Tranche C Warrants.*
10.1
Amendment No. 1 and Consent, dated as of June 28, 2002, to WGI's Credit Agreement dated as of January 24, 2002, among WGI, Credit Suisse First Boston, as administrative agent, collateral monitoring agent, lead arranger and book manager, ABLECO Finance LLC, as documentation agent, and certain lenders and issuers identified therein.*
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*
Filed herewith.

QuickLinks

TABLE OF CONTENTS PART I. FINANCIAL INFORMATION
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
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK (In millions of dollars)
  PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
WASHINGTON GROUP INTERNATIONAL, INC. EXHIBIT INDEX