Form 10-Q
period 2001-03-02
WASHINGTON GROUP INTERNATIONAL INC
filed 2002-10-09
CIK 906469

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISISON
WASHINGTON, D.C. 20549

FORM 10-Q
QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended

March 2, 2001

Commission File Number 1-12054

WASHINGTON GROUP INTERNATIONAL, INC.

A Delaware Corporation
IRS Employer Identification No. 33-0565601

720 PARK BOULEVARD, BOISE, IDAHO 83712
208 / 386-5000

At March 2, 2001, 52,468,687 shares of the registrant's $.01 par value common stock were outstanding.

The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and has been subject to such filing requirements for the past 90 days.    ☒ Yes    ☐ No

WASHINGTON GROUP INTERNATIONAL, INC.
Quarterly Report Form 10-Q for the
Quarter Ended March 2, 2001

TABLE OF CONTENTS

PAGE
PART I. FINANCIAL INFORMATION
PART I
Item 1.	Consolidated Financial Statements and Notes Thereto
	Statements of Income for the Three Months Ended March 2, 2001 and March 3, 2000	I-1
	Balance Sheets at March 2, 2001 and December 1, 2000	I-2
	Condensed Statements of Cash Flows for the Three Months Ended March 2, 2001 and March 3, 2000	I-3
	Statements of Comprehensive Income for the Three Months Ended March 2, 2001 and March 3, 2000	I-4
	Notes to Financial Statements	I-5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	I-29
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	I-44
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	II-1
Item 3.	Defaults Upon Senior Securities	II-1
Item 6.	Exhibits and Reports on Form 8-K	II-1
SIGNATURES

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON GROUP INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 2, 2001 AND MARCH 3, 2000
(In thousands except per share data)
(UNAUDITED)

	2001	2000
Operating revenue	$1,015,239	$593,902
Equity in net income of mining ventures	1,610	1,543

Total revenue	1,016,849	595,445
Cost of revenue	(973,182)	(570,243)

Gross profit	43,667	25,202
General and administrative expenses	(15,605)	(5,365)
Goodwill amortization	(5,341)	(4,176)
Integration and merger costs	(5,920)	—

Operating income	16,801	15,661
Investment income	5,052	749
Interest expense	(20,604)	(2,330)
Other income (expense), net	(3,498)	43

Income (loss) before income taxes and minority interests	(2,249)	14,123
Income tax (expense) benefit	626	(5,479)
Minority interests in income of consolidated subsidiaries	(776)	402

Net income (loss)	$(2,399)	$9,046

Income (loss) per share
Basic	$(.05)	$.17
Diluted	(.05)	.17
Common shares used to compute income (loss) per share
Basic	52,468	52,350
Diluted	52,468	52,410

The accompanying notes are an integral part of the consolidated financial statements.

WASHINGTON GROUP INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
AT MARCH 2, 2001 (UNAUDITED) AND DECEMBER 1, 2000
(In thousands except per share data)

	2001	2000
ASSETS
Current assets
Cash and cash equivalents	$240,534	$393,433
Securities available for sale, at fair value	32,645	38,345
Accounts receivable, including retentions of $38,773 and $41,934	631,916	575,545
Unbilled receivables	305,604	257,744
Inventories	35,435	20,575
Refundable income taxes	3,337	3,837
Investments in and advances to construction joint ventures	46,492	55,693
Deferred income taxes	198,539	197,147
Other	53,498	38,956

Total current assets	1,548,000	1,581,275

Investments and other assets
Investments in mining ventures	72,301	66,008
Goodwill, net of accumulated amortization of $34,154 and $28,965	259,880	265,068
Deferred income taxes	403,095	404,414
Other	73,034	80,671

Total investments and other assets	808,310	816,161

Property and equipment, at cost
Construction equipment	309,089	306,401
Land and improvements	8,058	8,056
Buildings and improvements	36,263	37,453
Equipment and fixtures	104,592	99,851

Total property and equipment	458,002	451,761
Less accumulated depreciation	(209,275)	(193,215)

Property and equipment, net	248,727	258,546

Total assets	$2,605,037	$2,655,982

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Current portion of long-term debt	$4,000	$4,516
Accounts payable and subcontracts payable, including retentions of $16,306 and $10,125	279,212	373,080
Billings in excess of cost and estimated earnings on uncompleted contracts	1,314,112	1,276,846
Estimated costs to complete long-term contracts	79,552	81,595
Accrued salaries, wages and benefits, including compensated absences of $36,357 and $29,208	130,575	126,031
Income taxes payable	666	1,466
Other accrued liabilities	105,495	106,035

Total current liabilities	1,913,612	1,969,569

Non-current liabilities
Long-term debt	691,929	692,874
Self-insurance reserves	176,314	176,087
Pension and postretirement benefit obligations	176,095	175,856
Environmental remediation obligations	8,017	7,983
Other non-current liabilities	20,938	18,783

Total non-current liabilities	1,073,293	1,071,583

Contingencies and commitments
Minority interests	84,104	79,748

Stockholders' equity (deficit)
Preferred stock, par value $.01, 10,000 shares authorized	—	—
Common stock, par value $.01, authorized 100,000 shares; issued 54,486	545	545
Capital in excess of par value	250,118	250,112
Stock purchase warrants	6,550	6,550
Accumulated deficit	(682,079)	(679,680)
Treasury stock, 2,019 shares, at cost	(23,192)	(23,192)
Accumulated other comprehensive income (loss)	(17,914)	(19,253)

Total stockholders' equity (deficit)	(465,972)	(464,918)

Total liabilities and stockholders' equity (deficit)	$2,605,037	$2,655,982

The accompanying notes are an integral part of the consolidated financial statements.

WASHINGTON GROUP INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 2, 2001 AND MARCH 3, 2000
(In thousands)
(UNAUDITED)

	2001	2000
Operating activities
Net income (loss)	$(2,399)	$9,046
Adjustments to reconcile net income (loss) to cash provided (used) by operating activities:
Depreciation of property and equipment	17,891	8,300
Amortization of goodwill	5,341	4,176
Amortization of prepaid loan fees	1,116	189
Normal profit	(30,499)	—
Deferred income taxes	(1,667)	3,543
Minority interest in net income (loss) of consolidated subsidiaries	718	(2,873)
Equity in net income of mining ventures less dividends received	(1,610)	(1,543)
Gain on sale of assets, net	(1,413)	(486)
Decrease (increase) in net operating assets	(141,720)	17,725

Net cash provided (used) in operating activities	(154,242)	38,077

Investing activities
Property and equipment acquisitions	(11,292)	(10,150)
Property and equipment disposals	4,225	1,579
Purchases of securities available for sale	(9,239)	(6,364)
Sale and maturities of securities available for sale	15,527	4,722
Other investing activities	—	3,634

Net cash used by investing activities	(779)	(6,579)

Financing activities
Net repayments on long-term revolving line of credit	(1,516)	(15,000)
Contributions from (distributions to) minority interests	3,638	(18,640)

Net cash provided (used) by financing activities	2,122	(33,640)

Decrease in cash and cash equivalents	(152,899)	(2,142)
Cash and cash equivalents at beginning of period	393,433	52,475

Cash and cash equivalents at end of period	$240,534	$50,333

Supplemental disclosure of cash flow information:
Interest paid	$27,326	$2,014
Income tax paid, net	2,068	694

The accompanying notes are an integral part of the consolidated financial statements.

WASHINGTON GROUP INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 2, 2001 AND MARCH 3, 2000
(In thousands)
(UNAUDITED)

	2001	2000
Net income (loss)	$(2,399)	$9,046

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,866	(3,587)
Unrealized gains (losses) on marketable securities:
Unrealized net holding gain (loss)	359	(270)
Less: Reclassification adjustment for net gains realized in net income	(249)	—
Derivatives designated as cash flow hedges:
Cumulative effect of adoption of accounting principle	(1,161)	—
Loss on settled or terminated contracts	524	—

Other comprehensive income (loss), net of tax	1,339	(3,857)

Comprehensive income (loss)	$(1,060)	$5,189

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

        We participate in construction joint ventures, often as sponsor and manager of projects, that are formed for the sole purpose of bidding, negotiating and completing specific projects. We also participate in two incorporated mining ventures: Westmoreland Resources, Inc., a coal mining company in Montana, and MIBRAG mbH, a company that operates lignite coal mines and power plants in Germany. On March 22, 1999, we and BNFL Nuclear Services, Inc. ("BNFL"), an unrelated entity, acquired the government and environmental services businesses of CBS Corporation (now Viacom, Inc.). We refer to these businesses as the "Westinghouse Businesses." The Westinghouse Businesses currently constitute our Westinghouse Government Services Group ("WGSG"), which is part of our Government operating unit. On July 7, 2000, we purchased from Raytheon Company ("Raytheon") and Raytheon Engineers & Constructors International, Inc. ("RECI") the capital stock of the subsidiaries of RECI, and specified other assets of RECI and we assumed specified liabilities of RECI. The businesses that we purchased provide engineering, design, procurement, construction, operation, maintenance and other services on a worldwide basis. See Note 3, "Acquisition of Raytheon Engineers & Constructors."

2.    BASIS OF PRESENTATION

        The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements include the accounts of WGI and all of its majority-owned subsidiaries and certain construction joint ventures. Investments in non-consolidated construction joint ventures and mining ventures are accounted for using the equity method. For these non-consolidated construction joint ventures, our proportionate share of revenue, cost of revenue and gross profit (loss) is included in the consolidated statements of operations, and equity in net earnings of our incorporated mining ventures is accounted for on the equity method. All significant intercompany transactions and accounts have been eliminated in consolidation.

        These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our annual report on Form 10-K for the fiscal year ended December 1, 2000. The comparative balance sheet and related disclosures at December 1, 2000 have been derived from the audited balance sheet and consolidated footnotes referred to above.

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

        Certain reclassifications have been made to prior period consolidated financial statements to conform to the current period presentation.

3.    ACQUISITION OF RAYTHEON ENGINEERS & CONSTRUCTORS

        On July 7, 2000, pursuant to a stock purchase agreement dated April 14, 2000 (the "Stock Purchase Agreement"), we purchased from Raytheon and RECI (collectively with Raytheon, the "Sellers") the capital stock of the subsidiaries of RECI and specified other assets of RECI, and we assumed specified liabilities of RECI. The businesses that we purchased, hereinafter called "RE&C", provide engineering, design, procurement, construction, operation, maintenance and other services on a worldwide basis. We financed the acquisition by obtaining new senior secured financing facilities (the

"RE&C Financing Facilities") and issuing senior unsecured notes due July 1, 2010 (the "Senior Unsecured Notes"). See Note 7, "Credit Facilities—RE&C Financing Facilities" for a more detailed description of the terms of the RE&C Financing Facilities and Senior Unsecured Notes.

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

        The establishment of the normal profit reserve and decreases in cost of revenue for the periods indicated are as follows:

Normal profit reserve
July 7, 2000 balance	$233,135
Cost of revenue (decrease)	(24,525)

September 1, 2000 balance	208,610
Cost of revenue (decrease)	(25,746)

December 1, 2000 balance	182,864
Cost of revenue (decrease)	(30,498)

March 2, 2001 balance	$152,366

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

        As a result of the acquisition, we incurred significant costs associated with the integration and merger of the two companies. They consisted primarily of incremental costs for legal, accounting, consulting and other fees, including business consulting, promotion and systems integration. For the three months ended March 2, 2001, those costs were $5,920.

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

        As of May 14, 2001, we obtained a Secured Super-Priority Debtor in Possession Revolving Credit Facility (the "DIP Facility") with a commitment of $195,000 that was available to provide both ongoing funding and to support letters of credit. On June 5, 2002, the DIP Facility lenders approved an increase in the total commitment from $195,000 to $220,000. See Note 7, "Credit Facilities—DIP Facility." The DIP Facility was available and utilized as needed throughout the pendency of the bankruptcy, had no outstanding balance at November 30, 2001 and was replaced by a secured $350,000, 30-month revolving credit facility (the "Senior Secured Revolving Credit Facility") entered into on January 25, 2002. For a detailed discussion on the Senior Secured Revolving Credit Facility, see Note 7, "Credit Facilities—Senior Secured Revolving Credit Facility."

        On December 21, 2001, the bankruptcy court entered an order confirming our Plan of Reorganization. Substantially all liabilities of the Debtors as of the date of the bankruptcy filing were subject to settlement under our Plan of Reorganization. The order of the bankruptcy court confirming our Plan of Reorganization is the subject of two appeals filed by three of our former unsecured creditors. Those appeals currently are pending in the U.S. District Court for the District of Nevada. None of the appellants sought to stay the implementation of our Plan of Reorganization as part of its appeal. We believe that the outcomes of these proceedings, individually and collectively, will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

  •
  $570,000 of secured debt under the RE&C Financing Facilities was exchanged for $20,000 in cash and 20,000 shares of the new common stock of reorganized WGI (the "New Common Stock"), as discussed further below. See Note 7, "Credit Facilities."

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

        On May 21, 2001, the BV board of directors directed management to consider strategic restructuring alternatives, including the filing of a petition for suspension of payment under Dutch law. On May 29, 2001, the suspension of payment was ordered and a trustee was appointed pursuant to Dutch law. Under the joint management of the trustee and the BV management, all payments to third parties were temporarily postponed while the trustee and management attempted to pursue strategic alternatives, including the sale of the business to various potentially interested parties. From the date of the trustee's appointment through June 21, 2001, the trustee and management gathered facts and attempted to sell the business to several interested parties.

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

(b)
Records the effect of income taxes on the gain from debt discharge. The discharge of liabilities in bankruptcy is a taxable event. The pretax gain reported for financial statement purposes is $910,732. Our net operating loss carryforward, certain tax credit carryforwards and a portion of tax basis of goodwill and depreciable assets were utilized to offset the tax obligation arising on the discharge of liabilities.

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

5.    RESTRUCTURING CHARGES

        During 2000, as a part of the acquisition of RE&C, we established a restructuring liability of $28,264 for closure and consolidation of office facilities, some of which were already contemplated by the Seller.

        The following represents restructuring charges accrued and costs incurred:

Three months ended March 2, 2001
(Unaudited)
Accrued liability at beginning of period	$24,331
Cash expenditures	(2,833)

Accrued restructuring liability at end of period	$21,498

6.    VENTURES

Construction joint ventures

        We participate in construction joint ventures, generally as sponsor and manager of the projects, which are formed to bid, negotiate and complete specific projects. The size, scope and duration of joint-venture projects vary among periods.

Combined financial position of construction joint ventures	March 2, 2001	December 1, 2000
	(Unaudited)
Current assets	$237,048	$385,990
Property and equipment, net	17,567	2,961
Current liabilities	(139,501)	(166,303)

Net assets	$115,114	$222,648

	Three months ended
Combined results of operations of construction joint ventures
	March 2, 2001	March 3, 2000
	(Unaudited)	(Unaudited)
Revenue	$135,127	$189,178
Cost of revenue	(129,514)	(176,490)

Gross profit	$5,613	$12,688

	Three months ended
WGI's share of results of operations of construction joint ventures
	March 2, 2001	March 3, 2000
	(Unaudited)	(Unaudited)
Revenue	$48,655	$78,323
Cost of revenue	(46,375)	(74,429)

Gross profit	$2,280	$3,894

Mining ventures

        At March 2, 2001, the Corporation had ownership interests in two mining ventures, MIBRAG mbH (33%) and Westmoreland Resources, Inc. (20%). Effective March 28, 2001, we increased our ownership interest in MIBRAG mbH from 33% to 50% by purchasing the additional interest for approximately $17,500, which was funded through reinvestment of dividend distributions from MIBRAG mbH. The Corporation provides contract mining services to these ventures. We are currently in litigation with Westmoreland Resources concerning the contract mining services we provide to it. See Note 8, "Contingencies and Commitments—Other."

Combined financial position of mining ventures	March 2, 2001	December 1, 2000
	(Unaudited)
Current assets	$158,397	$158,094
Non-current assets	152,402	141,152
Property and equipment, net	518,288	487,230
Current liabilities	(61,159)	(60,259)
Long-term debt, non-recourse to parent	(274,428)	(272,096)
Other non-current liabilities	(260,374)	(245,275)

Net assets	$233,126	$208,846

	Three months ended
Combined results of operations of mining ventures
	March 2, 2001	March 3, 2000
	(Unaudited)	(Unaudited)
Revenue	$82,994	$78,939
Cost of revenue	(78,699)	(73,904)

Gross profit	$4,295	$5,035

7.    CREDIT FACILITIES

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

8.    CONTINGENCIES AND COMMITMENTS

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

        We are responsible for decontaminating and decommissioning a nuclear licensed site owned and operated by EMD. During 2001, one facility underwent decontamination and decommissioning at a total cost of $8,000, of which the U.S. Navy paid 75% and we paid 25%. In April 2002, we presented a claim to the U.S. Navy requesting funding for the decontamination and decommissioning of the remaining site. Although we do not have a commitment from the U.S. Navy to pay for such future costs, we expect that, as in the past, the U.S. Navy will share in responsibility for such costs. At March 2, 2001 and December 1, 2000, we had an accrual of $1,161 for our share of the future decontamination and decommissioning costs at this site.

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

Letters of credit

        In the normal course of business, we cause letters of credit to be issued in connection with contract performance obligations that are not required to be reflected in the balance sheet. We are obligated to reimburse the issuer of such letters of credit for any payments made thereunder. At March 2, 2001, $336,267 in face amount of letters of credit was outstanding. We have pledged cash and cash equivalents as collateral for our reimbursement obligations with respect to $3,000 in face amount of specified letters of credit that were outstanding at March 2, 2001. At March 2, 2001, $333,252 of the outstanding letters of credit were issued under the $500,000 RE&C Financing Facilities described in Note 7, "Credit Facilities."

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

9.    CAPITAL STOCK, STOCK PURCHASE WARRANTS AND STOCK COMPENSATION PLAN

Capital stock

        Our emergence from bankruptcy in January 2002 resulted in the cancellation of all of our then-outstanding stock, stock options and stock purchase warrants and the issuance of new shares of stock, stock purchase warrants and stock options.

Stock purchase warrants

        At March 2, 2001, we had outstanding stock purchase warrants giving rights to acquire 2,945 shares of our old common stock at an exercise price of $12.00 per share. All such warrants were scheduled to expire in March 2003 and, as described above, were cancelled upon our emergence from bankruptcy in January 2002.

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

10.  SEGMENT INFORMATION

        We operate through five operating units, each of which comprised a separate reportable business segment: Power, Infrastructure & Mining, Industrial/Process, Government and Petroleum & Chemicals. The reportable segments were separately managed, served different markets and customers, and differed in their expertise, technology and resources necessary to perform their services. The presentation of operating unit information for the three months ended March 3, 2000 has been reclassified to conform to the presentation for the three months ended March 2, 2001.

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

Revenue Quarters ended	March 2, 2001	March 3, 2000
	(Unaudited)	(Unaudited)
Power	$240,383	$15,336
Infrastructure & Mining	254,357	215,585
Industrial/Process	217,250	148,769
Government	249,372	216,057
Petroleum & Chemicals	55,247	—

Total segments	1,016,609	595,747
Corporate and other	240	(302)

Total consolidated revenue	$1,016,849	$595,445

Operating income Quarters ended	March 2, 2001	March 3, 2000
	(Unaudited)	(Unaudited)
Gross profit (loss)
Power	$8,720	$1,056
Infrastructure & Mining	13,911	11,099
Industrial/Process	8,323	5,518
Government	13,848	10,707
Petroleum & Chemicals	958	—
Corporate and other	(2,093)	(3,178)

Total gross profit	43,667	25,202

Corporate general and administrative expense	(15,605)	(5,365)

Goodwill amortization
Power	—	—
Infrastructure & Mining	(68)	(98)
Industrial/Process	(7)	—
Government	(3,416)	(3,657)
Petroleum & Chemicals	(61)	—
Corporate and other	(1,789)	(421)

Total goodwill amortization	(5,341)	(4,176)

Integration and merger costs, corporate	(5,920)	—

Operating income (loss)
Power	8,720	1,056
Infrastructure & Mining	13,843	11,001
Industrial/Process	8,316	5,518
Government	10,432	7,050
Petroleum & Chemicals	897	—
Corporate and other	(25,407)	(8,964)

Total operating income	$16,801	$15,661

11.  ADOPTION OF ACCOUNTING STANDARDS

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

        Currently, we hedge certain foreign currency transactions denominated in the Philippine peso and the Euro to reduce exposure to change in the U.S. dollar / peso and U.S. dollar / Euro exchange rates. Previously, hedge accounting under generally accepted accounting principles allowed us to account for these forward contracts at spot exchange rates with the related market adjustment made to other comprehensive income. SFAS No. 133 eliminates special hedge accounting for such contracts, requiring us to account for the forward contracts at their fair value (that is, based on the forward exchange rate) with all changes in fair value reported currently in earnings. The adoption of SFAS No. 133 during the first quarter of 2001 resulted in an increase in liabilities of $1,901 and a corresponding pre-tax increase to other comprehensive income classified as a cumulative effect of adoption of accounting principle. The foreign currency contracts were terminated during 2001 in connection with our bankruptcy filing, resulting in a recognized loss of $1,396. We plan to continue our practice of hedging our foreign currency contracts because such an approach economically reduces the risks.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Quarterly Report on Form 10-Q and other reports and statements filed by Washington Group International, Inc. (formerly Morrison Knudsen Corporation) (the "Corporation") from time to time with the Securities and Exchange Commission (collectively, "SEC Filings") contain or may contain forward-looking statements. When used in SEC Filings, the words "may," "will," "anticipate," "believe," "estimate," "expect," "future," "intend," "plan," "could," "should," "potential" or "continue" or the negative or other variations thereof, as well as other statements regarding matters that are not historical fact, are or may constitute forward-looking statements. In particular, statements relating to the ongoing review of existing contracts acquired in connection with the acquisition of the Raytheon Engineers & Constructors ("RE&C") businesses, the preliminary allocations of purchase price paid in the acquisition, awards of new contracts, estimates of future capital expenditures, expectations with respect to the impact of contingencies, and liquidity are forward-looking statements. Such forward-looking statements are necessarily based on various assumptions and estimates and are inherently subject to various risks and uncertainties including, in addition to any risks and uncertainties disclosed in the text surrounding such statements or elsewhere in the SEC Filings, the future results of the ongoing review of contracts acquired with the RE&C businesses as described herein, the successful integration of RE&C, risks and uncertainties relating to the possible invalidity of the underlying assumptions and estimates and possible changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions and actions taken or omitted to be taken by third parties, including the Corporation's customers, suppliers, business partners and competitors and legislative, regulatory, judicial and other governmental authorities and officials. Should the Corporation's assumptions or estimates prove to be incorrect, or should one or more of these risks or uncertainties materialize, actual amounts, results, events and circumstances may vary significantly from those reflected in such forward-looking statements.

OVERVIEW

        The deadline to timely file this report was April 16, 2001. On April 13, 2001, we filed a current report on Form 8-K announcing that we did not file this report by the prescribed due date because we needed additional time to prepare the consolidated financial statements and related disclosures required to be included herein.

        The acquisition of the RE&C businesses on July 7, 2000 discussed below doubled the size of our revenues and backlog. As a result, we believe the historical information presented in this Quarterly Report on Form 10-Q does not purport to represent what our results of operations, financial position or cash flows would have been for the historical periods presented had we in fact owned the acquired business for those periods, and is not indicative of the results of operations, financial position or cash flows we may report in the future.

        During the quarter ended March 2, 2001, we experienced a deterioration in liquidity as the projects and obligations we obtained in the acquisition of the RE&C businesses experienced significant cash flow deficits. Between December 1, 2000 and March 2, 2001, our cash and cash equivalents balance fell by $152.8 million as we funded the RE&C businesses. In addition, from July 7, 2000, when the RE&C transaction closed, through May 14, 2001, when WGI filed its bankruptcy petition, the RE&C projects experienced cash flow deficits of approximately $416.5 million. As a result of this liquidity drain, on March 2, 2001, we announced that we faced severe near-term liquidity problems as a result of our acquisition of the RE&C businesses. On March 9, 2001, because of those liquidity problems, we suspended work on two large construction projects located in Massachusetts that were part of the acquisition, and on May 14, 2001, the Corporation and several but not all of its direct and indirect subsidiaries filed voluntary petitions to reorganize under Chapter11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Nevada (Case No. BK-N-01-31627). On December 21, 2001, the bankruptcy court entered an order confirming the Second Amended Joint Plan of Reorganization of Washington Group International, Inc., et. al., as modified (the "Plan of Reorganization"). On January 25, 2002 (the "Effective Date"), we emerged from bankruptcy protection pursuant to our Plan of Reorganization. Each of these events are discussed in more detail below.

RECENT DEVELOPMENTS AND SUBSEQUENT EVENTS

The Raytheon transaction

        On July 7, 2000, pursuant to a Stock Purchase Agreement, dated as of April 14, 2000 (the "Stock Purchase Agreement"), among Raytheon Company ("Raytheon"), Raytheon Engineers & Constructors International, Inc., a wholly-owned subsidiary of Raytheon ("RECI" and, together with Raytheon, the "Sellers") and us, we purchased from the Sellers the capital stock of the subsidiaries of RECI and specified other assets of RECI and assumed specified liabilities of RECI. The businesses that we purchased provide engineering, design, procurement, construction, operation, maintenance and other services on a worldwide basis. We financed the acquisition by obtaining new senior secured credit facilities (the "RE&C Financing Facilities") and issuing senior unsecured notes due July 1, 2010 (the "Senior Unsecured Notes"). See Note 7, "Credit Facilities—RE&C Financing Facilities and Senior Unsecured Notes" of the Notes to Consolidated Financial Statements in Item 1 of this report for a more detailed description of the RE&C Financing Facilities and the Senior Unsecured Notes.

        The purchase price paid at the closing of the acquisition on July 7, 2000 was $53 million in cash and the assumption of net liabilities was originally estimated at $450 million. We also incurred acquisition costs of $7.7 million. The cash portion of the purchase price paid at closing was determined based upon a formula contained in the Stock Purchase Agreement and represented the estimated amount of Adjusted Non-Current Net Assets and Adjusted Net Working Capital (as the terms are defined in the Stock Purchase Agreement) that we acquired, valued as of April 30, 2000. The amounts of Adjusted Non-Current Net Assets and Adjusted Net Working Capital were subject to post-closing finalization, including an audit by independent accountants, and other adjustments to the price paid at closing. In addition, the Stock Purchase Agreement contained a provision requiring us either to pay the Sellers or be paid by the Sellers the net amount of cash the Sellers either advanced to or withdrew from RE&C between April 30, 2000 and July 7, 2000. After closing, we paid the Sellers $84.4 million representing the net amount of cash advanced or paid by the Sellers for the use or benefit of RE&C between April 30, 2000 and July 7, 2000.

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

        RECI retained, among other assets, all of its interest in and rights with respect to some of the existing contracts. In addition, the Stock Purchase Agreement provided that the contracts relating to four specified construction projects would be transferred to RECI, and RE&C would enter into subcontracts to perform, on a cost-reimbursed basis, all of RECI's obligations under those contracts. Because the customer consents required to transfer the four contracts to RECI could not be obtained as of closing, we agreed to remain the contract party and continued to be directly obligated to the customers and other third parties under the contracts relating to the four projects. Accordingly, we and the Sellers agreed that the Sellers would provide us with full indemnification with respect to any risks associated with those contracts, which arrangement accomplished the original intent of the Stock Purchase Agreement. Under the Stock Purchase Agreement, we agreed that we would complete the four specified projects for the Sellers' account and the Sellers agreed to reimburse our costs to do so and to share equally with us any positive variance between actual costs and estimated costs. The Sellers also agreed to indemnify us against any losses, claims or liabilities under the contracts relating to such projects, except losses, claims or liabilities resulting from our gross negligence or willful misconduct, against which we would indemnify the Sellers.

        The Stock Purchase Agreement did not contain a fixed purchase price at closing for the transaction, but rather, as noted above, provided that the purchase price would be adjusted upward or downward post-closing, based on the effect on a formula that would be applied to an audited RE&C April 30, 2000 balance sheet to be prepared by the Sellers and audited by the Sellers' independent accountants. After closing, we extended the delivery date for the final audited RE&C balance sheet from April 30, 2000 to January 14, 2001.

        As part of the acquisition of RE&C, we undertook a comprehensive review of existing contracts that we acquired for the purpose of making a preliminary allocation of the acquisition price to the net assets acquired. As part of this review, we evaluated, among other matters, RECI's estimates of the cost at completion of the long-term contracts that were underway as of July 7, 2000 ("Acquisition Date EAC's"). During this process, information came to our attention that raised questions as to whether the Acquisition Date EAC's needed to be adjusted significantly. The review process involved the analysis of an extensive amount of supporting data, including analysis of numerous, large construction projects in various stages of completion. Based on the information available at the time of the review, the preliminary results of this review indicated that the Acquisition Date EAC's of numerous long-term contracts required substantial adjustment. The adjustments resulted in contract losses or lower than market rate margins. As a result, in our report on Form 10-Q for the quarter ended September 1, 2000, we significantly decreased the carrying value of the net assets acquired and increased the goodwill associated with the transaction. Because many of the contracts we acquired contained either unrecorded losses or lower than market rate margins, these contracts were adjusted to their estimated fair value at the July 7, 2000 acquisition date in order to allow for a reasonable profit margin for completing the contracts, and a gross margin or normal profit reserve of $233.1 million was established and recorded in billings in excess of cost and estimated earnings on uncompleted contracts.

        Our review of the RE&C contracts and the purchase price allocation process continued thereafter and, based on the results of that review, we expected that as a result of the purchase price adjustment process, the purchase price of RE&C would be adjusted downward by a significant amount. Subsequent to the quarter ended September 1, 2000, we completed the review and made additional adjustments to the contracts we had acquired resulting from a more accurate determination of the actual contract status at the acquisition date.

        The normal profit reserve has been reduced as work has been performed on the affected projects. The reduction results in reductions to cost of revenue and corresponding increases in gross profit, but has no effect on cash. The establishment of and decreases in cost of revenue for the periods indicated are as follows:

Normal profit reserve
(in millions)
July 7, 2000 balance	$233.1
Cost of revenue (decrease)	(24.5)

September 1, 2000 balance	208.6
Cost of revenue (decrease)	(25.7)

December 1, 2000 balance	182.9
Cost of revenue (decrease)	(30.5)

March 2, 2001 balance	$152.4

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

        Upon our suspension of work, the Sellers undertook performance of those contracts pursuant to the outstanding performance guarantees. We, however, were obligated under the Stock Purchase Agreement to indemnify the Sellers for losses they incurred under those guarantees. The Sellers also assumed obligations under other contracts, primarily in the RE&C power generation construction business unit that resulted in significant additional indemnification obligations by us to the Sellers. As a result of costs it incurred to perform under the parent guarantees, the Sellers filed a claim against us in the bankruptcy process for approximately $940 million. As further discussed below under "Reorganization Case and Fresh-start Reporting," this claim was ultimately settled without payment to the Sellers in connection with the completion of our Plan of Reorganization. See Note 4, "Reorganization Case and Fresh-start Reporting" of the Notes to Consolidated Financial Statements in Item 1 of this report. Until such settlement, we retained all liabilities related to the contracts, including normal profit reserves, on our balance sheet as accrued liabilities included in liabilities subject to compromise.

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

  •
  We made adjustments for items that were identified subsequent to the initial purchase price allocation that we believed were additional misstatements, based on additional information that we obtained, but that were not included in the arbitration claim. Cost of revenue included adjustments to estimates at completion on contracts and increases in self-insurance reserves. The impairment of assets was primarily unrecoverable accounts receivable. These amounts totaled $144.5 million and were charged to operations in the three months ended December 1, 2000 as follows:

(In millions)
Cost of revenue	$(141.0)
Impairment of assets	(4.7)
Other	1.2

Total	$(144.5)

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

(In millions)
Working capital	$(958.6)
Arbitration claim receivable	444.1
Investments and other assets	42.6
Property and equipment	139.8
Pension and post-retirement benefit obligations	(16.4)
Deferred income taxes	(83.3)
Other non-current liabilities	(88.3)
Goodwill	680.2

Total acquisition costs, net of cash acquired of $15.8	$160.1

        As a result of the foregoing events and the substantial negative cash flows of RE&C, we analyzed for impairment the assets acquired in the acquisition of RE&C, including goodwill. Based upon the results of our analysis, we recorded a charge against income during the quarter ended December 1, 2000 for the following impairments of acquired assets:

(In millions)
Goodwill, net of accumulated amortization of $8.7	$671.5
Indemnification amounts receivable from the Sellers under the Stock Purchase Agreement:
Billed and unbilled receivables on closed contracts	46.6
Partial indemnification of loss on government contract	25.1
Reimbursement for restructuring costs	3.0
Reimbursement of legal fees	1.3

Impairment of assets	$747.5

Reorganization case and fresh-start reporting

        On May 14, 2001, we and several but not all of our direct and indirect subsidiaries filed voluntary petitions to reorganize under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Nevada (Case NO. BK-N-01-31627). The various legal entities that filed for bankruptcy are collectively referred to hereafter as the "Debtors." The individual bankruptcy cases were administered jointly. Each of the Debtors continued to operate its business and manage its property as a debtor-in-possession pursuant to Sections 1107 and 1108 of the U.S. Bankruptcy Code during the pendency of the cases. For a more detailed discussion, see our current report on Form 8-K filed May 29, 2001.

        Prior to May 14, 2001, our common stock was listed on the New York Stock Exchange and traded under the ticker symbol "WNG." On May 14, 2001, the exchange suspended trading of our common stock, and on July 6, 2001, our common stock was delisted by the exchange.

        Shortly after the commencement of the bankruptcy cases, the committee representing our secured lenders and Dennis R. Washington began negotiations regarding Mr. Washington's continued involvement with us during the bankruptcy cases and after our emergence from bankruptcy protection. The result of these negotiations was an agreement, embodied in our Plan of Reorganization that provided that in exchange for Mr. Washington's agreement to render ongoing services to us and to remain as chairman of our board of directors, Mr. Washington would be granted options to purchase shares of our common stock to be issued in connection with our emergence from bankruptcy protection. For a more detailed discussion, see our current report on Form 8-K filed January 4, 2002.

        On December 21, 2001, the bankruptcy court entered an order confirming the Second Amended Joint Plan of Reorganization of Washington Group International, Inc., et. al., as modified. For a more detailed discussion, see our current report on Form 8-K filed January 4, 2002.

        On January 25, 2002, the Effective Date, we emerged from bankruptcy protection pursuant to our Plan of Reorganization. We also entered into a secured $350 million, 30-month revolving credit facility to fund our working capital requirements and obtained bonding capacity to take on new projects. Under our Plan of Reorganization, on the Effective Date, all our equity securities existing prior to the Effective Date were canceled and extinguished; we issued an aggregate 25,000,000 shares of our $.01 par value common stock; we issued warrants to purchase an additional aggregate 8,520,424 shares of common stock; we filed an amended and restated certificate of incorporation and adopted amended and restated bylaws; we adopted new stock option plans and granted options under those plans for an aggregate 4,613,000 shares of common stock, including options granted to Dennis R. Washington to purchase an aggregate 3,224,100 shares of common stock; and we entered into various other agreements. Our new common stock currently trades in the over-the-counter market and is quoted on the NASD Bulletin Board under the ticker symbol "WGII." For a more detailed discussion, see our current report on Form 8-K filed February 8, 2002.

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

        As of February 1, 2002, we adopted fresh-start reporting pursuant to the guidance provided by the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. In connection with the adoption of fresh-start reporting, a new entity has been created for financial reporting purposes. The effective date of our emergence from bankruptcy protection is considered to be the close of business on February 1, 2002 for financial reporting purposes. The periods presented prior to February 1, 2002 have been designated "Predecessor Company" and the periods ending subsequent to February 1, 2002 has been designated "Successor Company."

        These events are discussed in greater detail in Note 3, "Acquisition of Raytheon Engineers & Constructors" and Note 4, "Reorganization Case and Fresh-start Reporting" of the Notes to Consolidated Financial Statements in Item 1 of this report, and are discussed in our annual report on Form 10-K for the fiscal year ended December 1, 2000.

RESULTS OF OPERATIONS
QUARTER ENDED MARCH 2, 2001 COMPARED TO
THE QUARTER ENDED MARCH 3, 2000

	2001	2000
	(In millions)
Revenue	$1,016.8	$595.4

Gross profit	$43.6	$25.2
General and administrative expenses	(15.6)	(5.4)
Goodwill amortization	(5.3)	(4.2)
Integration and merger costs	(5.9)	—
Investment income	5.1	.7
Interest expense	(20.6)	(2.3)
Other income (expense), net	(3.5)	—
Income tax (expense) benefit	.6	(4.5)
Minority interests	(.8)	(.5)

Net income (loss)	$(2.4)	$9.0

Revenue and gross profit

        Revenue and gross profit for the quarter ended March 2, 2001 were $1,016.8 million and $43.6 million, respectively, an increase of 71% and 73%, respectively, compared to the quarter ended March 3, 2000. The increase in revenue and gross profit was due to the acquisition of the RE&C businesses on July 7, 2000. The results of operations for RE&C are included in the results of operations in 2001, but are not included in the comparable periods of 2000.

        Additional revenue associated with the RE&C acquisition impacted all business units. Revenue recognized for the Power unit was $240.4 million for the three months ended March 2, 2001, an increase of $225.1 million over the comparable period of 2000, due to significant new generation Power contracts acquired in the RE&C acquisition. Revenue for the Infrastructure & Mining operating unit for the three months ended March 2, 2001 was $254.4 million, an increase of $38.8 million as compared to the first quarter of 2000. The increase reflects additional revenue associated with a dam and powerhouse project in the Philippines and light rail construction project, both acquired in the RE&C acquisition. The Industrial/Process unit recognized revenue of $217.2 million for the three months ended March 2, 2001, an increase of $68.4 million, due to additional projects acquired from the RE&C acquisition. The Government operating unit recognized revenue of $249.4 million for the three months ended March 2, 2001, an increase of $33.4 million over the first quarter of 2000. The increase was primarily caused by additional project revenues from chemical demilitarization projects obtained in the acquisition of RE&C. The Petroleum & Chemicals operating unit was $55.2 million for the three months ended March 2, 2001. We had no revenue from this operating unit except that which was acquired through the acquisition of RE&C. Accordingly, no revenue was recognized during the three months ended March 3, 2000 by this operating unit.

        Gross profit for the three months ended March 2, 2001 was $43.6 million, an increase of $18.4 million from the comparable period of 2000. The increase is attributable to profit recognized on contracts acquired in the acquisition of RE&C principally in the Power and Government business units. We recognized $30.5 million of normal profit during the quarter ended March 2, 2001 related to projects obtained in the RE&C transaction.

        Normal profit is an accounting concept that results from the requirement that an acquiring company record at fair value all contracts, including construction contracts, of an acquiree in process at the date of the acquisition. As such, an asset for favorable contracts or a liability for unfavorable contracts is recorded in purchase accounting. These assets or liabilities are then reduced based on revenue recorded over the remaining contract lives, effectively resulting in the recognition of a reasonable or normal profit margin on contract activity performed by us subsequent to the acquisition. Because of the acquisition of RE&C and the below market profit status of many of the significant acquired contracts, we recorded significant liabilities in purchase accounting. The reduction of these liabilities has a significant impact on our recorded net income, but has no impact on our cash flows.

        The diversification of our business may cause gross margins to vary between periods due to inherent risks and rewards on fixed-price contracts causing unexpected gains and losses on contracts. Gross margins may also vary between periods due to changes in the mix and timing of contracts executed by us, which contain various risk and profit profiles and are subject to uncertainties inherent in the estimation process.

        At March 2, 2001, backlog of $4,891.6 million was comprised of $1,550.8 million (32%) from fee-type contracts and $3,340.8 million (68%) from fixed-price contracts and our share from mining ventures.

General and administrative expense

        General and administrative expense of $15.6 million for the quarter ended March 2, 2001 increased $10.2 million from the comparable period of 2000 primarily due to the addition of administrative costs related to the acquisition of the RE&C businesses.

Goodwill amortization

        Amortization of goodwill for the quarter ended March 2, 2001 was $5.3 million, compared to the $4.2 million for the quarter ended March 3, 2000. The amounts are roughly comparable in spite of the acquisition of the RE&C businesses. As described previously, during the fourth quarter of 2000, we impaired net assets of $747.5 million of those assets acquired in the acquisition of the RE&C businesses, including $671.5 million in goodwill. Thus, the goodwill continued to be amortized during the quarter ended March 2, 2001 and is essentially the remaining balance of the goodwill that was being amortized during the quarter ended March 3, 2000.

        During the fourth quarter of 2000, we made adjustments reducing goodwill for items that were identified subsequent to the initial purchase price allocation that we believed were additional misstatements, based on additional information that we obtained, but that were not included in the arbitration claim. Cost of revenue included adjustments to estimates at completion on contracts and increases in self-insurance reserves. The impairment of assets was primarily unrecoverable accounts receivable. These amounts totaled $144.5 million and were charged to operations in the three months ended December 1, 2000.

        As a result of the foregoing events and the substantial negative cash flows of RE&C, we analyzed for impairment the assets acquired in the acquisition of RE&C, including goodwill. Based upon the results of our analysis, we recorded a charge against income during the quarter ended December 1, 2000 of $747.5 million for impairment of acquired assets, including $671.5 million of goodwill.

Integration and merger costs

        As a result of the acquisition of RE&C on July 7, 2000, we incurred significant costs associated with the integration and merger of the two companies. The costs were primarily incurred for accounting, legal and financial advisory services. For the quarter ended March 2, 2001, those costs were $5.9 million. No integration and merger costs were incurred during the quarter ended March 3, 2000.

Investment income

        Investment income for the quarter ended March 2, 2001 increased $4.4 million over the comparable quarter of 2000 as a result of investment income from excess funds derived from the financing of the acquisition of RE&C.

Interest expense

        Interest expense includes three components: amortization of fees associated with our lines of credit, fees on letters of credit and interest expense. Interest expense for the quarter ended March 2, 2001 increased $18.3 million over the comparable period of 2000, which reflects the increase in borrowings, the increase in borrowing rates and credit line fees related to the acquisition of RE&C.

Income tax expense

        The effective tax rate for the first quarter of 2001 was 27.8% compared to 38.8% in the first quarter of 2000. The primary reason for the decrease in the effective tax rate for 2001 was the impact of nondeductible expenses, mainly reorganization costs, reducing the tax deductible loss.

Minority interests

        Minority interests in the income of consolidated subsidiaries of $.8 million for the quarter ended March 2, 2001 consist of BNFL's 40% minority interest in the income of WGSG and a 35% minority interest in the income of Safe Sites of Colorado LLC, a subsidiary of WGSG.

OPERATING SEGMENT RESULTS

	Revenue Quarter ended
	March 2, 2001	March 3, 2000
	(Unaudited)	(Unaudited)
	(In millions)
Power	$240.4	$15.3
Infrastructure & Mining	254.4	215.6
Industrial/Process	217.2	148.8
Government	249.4	216.0
Petroleum & Chemicals	55.2	—
Intersegment and other	.2	(.3)

Total revenue	$1,016.8	$595.4

	Operating income Quarter ended
	March 2, 2001	March 3, 2000
Power	$8.7	$1.1
Infrastructure & Mining	13.9	11.0
Industrial/Process	8.3	5.5
Government	10.4	7.1
Petroleum & Chemicals	.9	—
Intersegment and other	(9.8)	(3.6)
General and administrative expense	(15.6)	(5.4)

Total operating income	$16.8	$15.7

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

Power

        Revenue for the first quarter of 2001 was $240.4 million and operating income was $8.7 million, reflecting increases of $225.1 million and $7.6 million over the results for the quarter ended March 3, 2000. The increase was due to the acquisition of RE&C.

        Operating income for the quarter ended March 2, 2001 included the recognition of $12.5 million of normal profit on certain contracts obtained in the RE&C acquisition. Operating income for the quarter ended March 3, 2000 of $1.1 million results primarily from a steam generator replacement project at a nuclear power facility.

        New work bookings during the quarter ended March 2, 2001 were $167.1 million. Of previously recorded backlog, $801.0 million was reversed due to the suspension of work on two RE&C power projects in Massachusetts. New work bookings during the quarter ended March 3, 2000 were $1.7 million. The difference is a result of the acquisition of RE&C. Backlog was $667.5 million at March 2, 2001.

Infrastructure & Mining

        Revenue for the first quarter of 2001 was $254.4 million and operating income was $13.9 million. Operating income included the recognition of $13.4 million of normal profit related to projects obtained in the RE&C acquisition. Our 33% investment in MIBRAG generated $1.7 million of the unit's operating income.

        During the quarter ended March 3, 2000, revenue was $213.3 million and included work performed principally on new marine, transportation and water resource contracts. Operating income of $11.0 million reflected positive performance on a number of Infrastructure projects, including a settlement related to a fixed-price contract resulting in the reversal of a $3.9 million pretax provision for loss. The increases in revenue and operating income in 2001 result from the acquisition of RE&C.

        New work bookings during the quarter were $235.8 million with $146.6 million coming from additional client funding on our New Jersey light rail project. Backlog was $1,790.2 million at March 2, 2001.

Industrial/Process

        Revenue for the first quarter of 2001 was $217.2 million and operating income was $8.3 million. Operating income included the recognition of $.6 million of normal profit related to projects obtained in the RE&C acquisition.

        Revenue for the quarter ended March 3, 2000 was $148.8 million and operating income was $5.5 million. Increases in revenue and operating income during the first quarter of 2001 arose principally from revenue from projects acquired in the acquisition of RE&C.

        New work booked during the quarter ended March 2, 2001 included $127.3 million in the telecommunications market, $91.6 million of which was subsequently reversed as a result of client project cancellation. Total new work awards were $317.8 million. Backlog at March 2, 2001 was $632.0 million.

Government

        Revenue for the first quarter of 2001 was $249.4 million and operating income was $10.4 million. Operating income included the recognition of $3.0 million of normal profit on contracts acquired from RE&C. The increase in revenues and operating income during the first quarter of 2001 over the corresponding period in 2000 was caused primarily by additional project revenues and operating income from chemical demilitarization projects obtained in the acquisition of RE&C.

        The Government operating unit recognized revenue of $216.0 million for the first quarter of 2000. Operating income was $7.1 million in the first quarter of 2000. Operating income was also affected by a strike at the Electro-Mechanical Division plant, which ended near the end of the first quarter of 2000.

        New work awards during the first quarter of 2001 were $352.0 million. Backlog at March 2, 2001 was $1,465.5 million.

Petroleum & Chemicals

        Revenue for the first quarter of 2001 was $55.2 million and operating income was $.9 million. Operating income included the recognition of $1.0 million of normal profit on contracts acquired from RE&C. We had no revenue or operating income from this operating unit except that which was obtained through the acquisition of RE&C. Accordingly, no revenues or operating income were recognized during the quarter ended March 3, 2000 by this operating unit.

        New work awards during the first quarter of 2001 were $15.4 million. Backlog at March 2, 2001 was $336.4 million.

Intersegment and other

        For the first quarter of 2001, intersegment and other includes goodwill amortization of $1.8 million and integration and merger costs of $5.9 million. Goodwill amortization amounted to $.4 million in the first quarter of 2000, and no integration and merger costs were incurred.

SEGMENT NEW WORK

        New work, which represents additions to backlog for the period, is presented below:

	Quarter ended
	March 2, 2001	March 3, 2000
	(In millions)
Power	$167.1	$1.7
Infrastructure & Mining	235.8	139.5
Industrial/Process	317.8	248.6
Government	352.0	116.6
Petroleum & Chemicals	15.4	—
Other	.1	(.3)

Total new work	$1,088.2	$506.1

FINANCIAL CONDITION AND LIQUIDITY

	Liquidity and capital resources
	March 2, 2001	March 3, 2000
	(in millions)
Cash and cash equivalents
Beginning of period	$393.4	$52.5
End of period	240.5	50.3

	Quarters ended
	March 2, 2001	March 3, 2000

Net cash provided (used) by:
Operating activities	$(154.2)	$38.0
Investing activities	(.8)	(6.6)
Financing activities	2.1	(33.6)

        We have three principal sources of near-term liquidity: (1) cash generated by operations, (2) existing cash and cash equivalents and (3) borrowings under our credit facilities.

        In the three months ended March 2, 2001, we consumed $154.2 million of net cash through our operating activities. As a result of this liquidity drain, on March 2, 2001, we announced that we faced severe near-term liquidity problems as a result of our acquisition of RE&C. On March 9, 2001, because of those liquidity problems, we suspended work on two large construction projects located in Massachusetts that were part of the acquisition, and on May 14, 2001, we and several but not all of our direct and indirect subsidiaries filed voluntary petitions to reorganize under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Nevada (Case No. BK-N-01-31627). On December 21, 2001, the bankruptcy court entered an order confirming our Plan of Reorganization. On January 25, 2002, the Effective Date, we emerged from bankruptcy protection pursuant to our Plan of Reorganization.

RE&C Financing Facilities and Senior Unsecured Notes

        On July 7, 2000, in order to finance the acquisition of RE&C, refinance existing revolving credit facilities, fund working capital requirements and pay related fees and expenses, we (i) obtained the RE&C Financing Facilities providing for an aggregate of $1,000,000 of term loans and revolving borrowing capacity and (ii) issued and sold $300,000 aggregate principal amount of the Senior Unsecured Notes. Our obligations under the RE&C Financing Facilities and the Senior Unsecured Notes were discharged upon our emergence from bankruptcy on January 25, 2002.

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

        We believe that, upon emergence from bankruptcy, our cash flow from operations, existing cash and cash equivalents and available borrowings under our revolving credit facility will be sufficient to meet our reasonably foreseeable liquidity needs. We may, from time to time, pursue opportunities to complement existing operations through business combinations and participation in ventures, which may require additional financing and utilization of our capital resources.

        We are subject to foreign currency translation and exchange issues, primarily with regard to our mining venture, MIBRAG mbH, in Germany. At March 2, 2001, the cumulative adjustments for translation losses net of related income tax benefits was $16.2 million. We realized a pretax gain on foreign currency exchange transactions of $2.8 million for the three months ended March 2, 2001. We endeavor to enter into contracts with foreign customers with repayment terms in U.S. currency in order to mitigate foreign exchange risk.

BACKLOG

        Backlog of all uncompleted contracts at March 2, 2001 was $4,891.6 million, compared with $5,659.4 million at December 1, 2000. New work awarded in the quarter ended March 2, 2001 totaled $1,088.2 million compared with $1,053.1 million for the quarter ended December 1, 2000.

ENVIRONMENTAL CONTINGENCY

        The United States Environmental Protection Agency and the State of Colorado have filed complaints against a subsidiary of ours and six other parties to recover response costs incurred and to be incurred at the Summitville Mine Superfund Site. See Note 8. "Contingencies and Commitments—Summitville environmental matters" of Notes to Consolidated Financial Statements in Item 1 of this report.

ADOPTION OF ACCOUNTING STANDARDS

        The Financial Accounting Standards Board ("FASB') issued Statement No. 133 Accounting for Derivative Instruments and Hedging Activities. The SEC issued Staff Accounting Bulletin No. 101 on revenue recognition. See Note 11. "Accounting Standards" of Notes to Consolidated Financial Statements in Item 1 of this report for a discussion of the impact that these standards had on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
(In thousands of dollars)

Interest rate risk

        Our exposure to market risk for changes in interest rates relates primarily to our short-term investment portfolio and debt obligations. Our short-term investment portfolio consists primarily of highly liquid instruments with maturities of one month or less. As of March 2, 2001, we had $48 million in short-term investments classified as cash equivalents. Of total cash and cash equivalents at March 2, 2001 of $241 million, $17 million was restricted for use on the operations of our consolidated joint ventures, by projects having contractual cash restrictions and our self-insurance programs.

        We may, from time to time, effect borrowings under bank credit facilities or otherwise for general corporate purposes, including working capital requirements and capital expenditures. Borrowings under our bank credit facilities of $395,929 at March 2, 2001 bore interest at the applicable LIBOR or base rate, plus an additional margin and, therefore, were subject to fluctuations in interest rates.

Foreign currency risk

        We conduct our business in various regions of the world. Our operations are, therefore, subject to volatility because of currency fluctuations, inflation changes and changes in political and economic conditions in these countries. We are subject to foreign currency translation and exchange issues, primarily with regard to our mining venture, MIBRAG, in Germany. At March 2, 2001, the cumulative adjustments for translation losses net of related income tax benefits were $16.2 million. While we endeavor to enter into contracts with foreign customers with repayment terms in U.S. currency in order to mitigate foreign exchange risk, our revenues and expenses are sometimes denominated in local currencies, and our results of operations may be affected adversely as currency fluctuations affect pricing and operating costs or those of our competitors. We engage from time to time in hedging operations, including forward foreign exchange contracts, to reduce the exposure of our cash flows to fluctuations in foreign currency rates. We do not engage in hedging for speculative investment reasons. We can give no assurances that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        The information regarding legal proceedings set forth under the caption "Other" in Note 8. "Contingencies and Commitments" of Notes to Condensed Consolidated Financial Statements is incorporated by reference in response to this Item 1.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        On March 2, 2001, we announced that we were in default under specified covenants in our senior credit facilities and that we would request waivers of those defaults from our lenders under our senior credit facilities. In May, as a result of the commencement of the bankruptcy cases, we were in default under the agreements and indentures governing our senior debt, including the RE&C Financing Facilities and the Senior Unsecured Notes. However, claims for amounts due under those agreements and indentures were stayed during the bankruptcy cases and discharged upon our emergence from bankruptcy on January 25, 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

    Filed in Part I
    None

    Filed in Part II
    The Exhibits to this Quarterly Report on Form 10-Q are listed in the Exhibit Index contained elsewhere in this Quarterly Report.

  (b)
  Reports on Form 8-K

    On January 22, 2001, we filed a current report on Form 8-K dated January 16, 2001 announcing the appointment of several key executive officers of the Company.

    On March 8, 2001, we filed a current report on Form 8-K dated March 8, 2001 announcing that, based on a review of all major RECI projects acquired, we believed that certain historical financial statements of RECI filed in a Current Report on Form 8-K on July 13, 2000 in connection with the RECI acquisition may not present fairly, in all material respects, the financial position of RECI and the results of operations and cash flows as of the dates presented and should not be relied upon.

    On March 16, 2001, we filed a current report on Form 8-K dated March 16, 2001 announcing that we must delay filing our annual report on Form 10-K until that time at which we would be able to accurately reflect the impact of our severe near-term liquidity problems in the financial statements and related disclosures.

II-1

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASHINGTON GROUP INTERNATIONAL, INC.
/s/ GEORGE H. JUETTEN George H. Juetten Executive Vice President and Chief Financial Officer, in his respective capacities as such
Date: October 7, 2002

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER OF
WASHINGTON GROUP INTERNATIONAL, INC.
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

        1.    I have reviewed this quarterly report on Form 10-Q of Washington Group International, Inc.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

        3.    Based on my knowledge, the consolidated financial statements and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for the periods presented in this quarterly report.

October 7, 2002

/s/ STEPHEN G. HANKS Stephen G. Hanks President and Chief Executive Officer

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER OF
WASHINGTON GROUP INTERNATIONAL, INC.
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

        1.    I have reviewed this quarterly report on Form 10-Q of Washington Group International, Inc.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

        3.    Based on my knowledge, the consolidated financial statements and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for the periods presented in this quarterly report.

October 7, 2002

/s/ GEORGE H. JUETTEN George H. Juetten Executive Vice President and Chief Financial Officer

II-2

WASHINGTON GROUP INTERNATIONAL, INC.
EXHIBIT INDEX

        Copies of exhibits will be supplied upon request. Exhibits will be provided at a fee of $.25 per page requested.

Exhibit Number	Exhibits
10.1# *	WGI's letter of agreement with Charles R. Oliver dated as of January 5, 2001.
99.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#
Management contract or compensatory plan.

*
Filed herewith.

QuickLinks

TABLE OF CONTENTS
  PART I. FINANCIAL INFORMATION
  ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
  WASHINGTON GROUP INTERNATIONAL, INC. CONSOLIDATED STATEMENTS OF INCOME THREE MONTHS ENDED MARCH 2, 2001 AND MARCH 3, 2000 (In thousands except per share data) (UNAUDITED)
  WASHINGTON GROUP INTERNATIONAL, INC. CONSOLIDATED BALANCE SHEETS AT MARCH 2, 2001 (UNAUDITED) AND DECEMBER 1, 2000 (In thousands except per share data)
Condensed Statements of Cash Flows for the Three Months Ended March 2, 2001 and March 3, 2000
WASHINGTON GROUP INTERNATIONAL, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME THREE MONTHS ENDED MARCH 2, 2001 AND MARCH 3, 2000 (In thousands) (UNAUDITED)
WASHINGTON GROUP INTERNATIONAL, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (In thousands of dollars except per share data)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK (In thousands of dollars)
  PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER OF WASHINGTON GROUP INTERNATIONAL, INC. PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER OF WASHINGTON GROUP INTERNATIONAL, INC. PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
WASHINGTON GROUP INTERNATIONAL, INC. EXHIBIT INDEX