Form 10-Q
period 2001-06-01
WASHINGTON GROUP INTERNATIONAL INC
filed 2002-10-09
CIK 906469

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISISON
WASHINGTON, D.C. 20549

FORM 10-Q
QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended

June 1, 2001

Commission File Number 1-12054

WASHINGTON GROUP INTERNATIONAL, INC.

A Delaware Corporation
IRS Employer Identification No. 33-0565601

720 PARK BOULEVARD, BOISE, IDAHO 83712
208 / 386-5000

        At June 1, 2001, 52,468,694 shares of the registrant's $.01 par value common stock were outstanding.

        The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

WASHINGTON GROUP INTERNATIONAL, INC.
(Debtor-in-Possession)
Quarterly Report Form 10-Q for the
Quarter Ended June 1, 2001

TABLE OF CONTENTS

PAGE
PART I. FINANCIAL INFORMATION
PART I
Item 1.	Consolidated Financial Statements and Notes Thereto
	Statements of Income for the Quarter and Six Months Ended June 1, 2001 and June 2, 2000	I-1
	Balance Sheets at June 1, 2001 and December 1, 2000	I-2
	Condensed Statements of Cash Flows for the Six Months Ended June 1, 2001 and June 2, 2000	I-3
	Statements of Comprehensive Income (Loss) for the Quarter and Six Months Ended June 1, 2001 and June 2, 2000	I-4
	Notes to Financial Statements	I-5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	I-31
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	I-47
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	II-1
Item 3.	Defaults Upon Senior Securities	II-1
Item 6.	Exhibits and Reports on Form 8-K	II-1
SIGNATURES

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON GROUP INTERNATIONAL, INC. (Debtor-in-Possession)
CONSOLIDATED STATEMENTS OF INCOME
QUARTER AND SIX MONTHS ENDED JUNE 1, 2001 AND JUNE 2, 2000
(In thousands except per share data)
(UNAUDITED)

	Quarter Ended		Six Months Ended
	June 1, 2001	June 2, 2000	June 1, 2001	June 2, 2000
Operating revenue	$954,107	$579,786	$1,969,346	$1,173,688
Equity in net income of mining ventures	3,953	3,160	5,563	4,703

Total revenue	958,060	582,946	1,974,909	1,178,391
Cost of revenue	(930,463)	(545,676)	(1,903,645)	(1,115,919)

Gross profit	27,597	37,270	71,264	62,472
General and administrative expenses	(15,129)	(6,132)	(30,734)	(11,497)
Goodwill amortization	(1,865)	(4,111)	(7,206)	(8,287)
Integration and merger costs	(12,424)	—	(18,344)	—

Operating income (loss)	(1,821)	27,027	14,980	42,688
Investment income	2,652	646	7,704	1,395
Interest expense(a)	(16,124)	(2,546)	(36,728)	(4,876)
Other income (expense), net	(2,485)	574	(5,983)	617

Income (loss) before reorganization items, income taxes and minority interests	(17,778)	25,701	(20,027)	39,824
Reorganization items (Note 4)	8,919	—	8,919	—
Income tax (expense) benefit	2,464	(9,937)	3,090	(15,416)
Minority interests in income of consolidated subsidiaries	(3,704)	(4,094)	(4,480)	(3,692)

Net income (loss)	$(10,099)	$11,670	$(12,498)	$20,716

Income (loss) per share
Basic	$(.19)	$.22	$(.24)	$.40
Diluted	(.19)	$.22	(.24)	$.40

Common shares used to compute income (loss) per share
Basic	52,469	52,350	52,468	52,350
Diluted	52,469	52,438	52,468	52,419

(a)
Contractual interest expense not recorded during bankruptcy proceedings for the quarter and six months ended June 1, 2001 was $4,712.

The accompanying notes are an integral part of the consolidated financial statements.

WASHINGTON GROUP INTERNATIONAL, INC. (Debtor-in-Possession)
CONSOLIDATED BALANCE SHEETS
AT JUNE 1, 2001 (UNAUDITED) AND DECEMBER 1, 2000
(In thousands except per share data)

	2001	2000
ASSETS
Current assets
Cash and cash equivalents	$99,476	$393,433
Securities available for sale, at fair value	—	38,345
Accounts receivable, including retentions of $39,508 and $41,934	518,039	575,545
Unbilled receivables	308,196	257,744
Inventories	38,610	20,575
Refundable income taxes	3,087	3,837
Investments in and advances to construction joint ventures	41,265	55,693
Deferred income taxes	204,035	197,147
Other	62,435	38,956

Total current assets	1,275,143	1,581,275

Investments and other assets
Investments in mining ventures	68,667	66,008
Goodwill, net of accumulated amortization of $36,157 and $28,965	257,889	265,068
Deferred income taxes	414,254	404,414
Other assets	79,507	80,671

Total investments and other assets	820,317	816,161

Property and equipment, at cost
Construction equipment	299,955	306,401
Land and improvements	8,040	8,056
Buildings and improvements	34,829	37,453
Equipment and fixtures	110,052	99,851

Total property and equipment	452,876	451,761
Less accumulated depreciation	(216,663)	(193,215)

Property and equipment, net	236,213	258,546

Total assets	$2,331,673	$2,655,982

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Current portion of long-term debt	$—	$4,516
Accounts payable and subcontracts payable, including retentions of $8,170 and $10,125	121,726	373,080
Billings in excess of cost and estimated earnings on uncompleted contracts	109,603	1,276,846
Estimated costs to complete long-term contracts	36,948	81,595
Accrued salaries, wages and benefits, including compensated absences of $8,725 and $29,208	56,767	126,031
Income taxes payable	729	1,466
Other accrued liabilities	48,264	106,035

Total current liabilities	374,037	1,969,569

Non-current liabilities
Long-term debt	—	692,874
Self-insurance reserves	33,096	176,087
Pension and post-retirement obligations	93,399	175,856
Environmental remediation obligations	4,072	7,983
Other non-current liabilities	871	18,783

Total non-current liabilities	131,438	1,071,583

Liabilities subject to compromise (Note 4)	2,228,090	—

Contingencies and commitments

Minority interests	78,800	79,748

Stockholders' equity (deficit)
Preferred stock, par value $.01, 10,000 shares authorized
Common stock, par value $.01, authorized 100,000 shares; issued 54,486	545	545
Capital in excess of par value	250,118	250,112
Stock purchase warrants	6,550	6,550
Accumulated deficit	(692,178)	(679,680)
Treasury stock, 2,019 shares, at cost	(23,192)	(23,192)
Accumulated other comprehensive income (loss)	(22,535)	(19,253)

Total stockholders' equity (deficit)	(480,692)	(464,918)

Total liabilities and stockholders' equity (deficit)	$2,331,673	$2,655,982

The accompanying notes are an integral part of the consolidated financial statements.

WASHINGTON GROUP INTERNATIONAL, INC. (Debtor-in-Possession)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 1, 2001 AND JUNE 2, 2000
(In thousands)
(UNAUDITED)

	2001	2000
Operating activities
Net income (loss)	$(12,498)	$20,716
Reorganization items	8,919	—
Adjustments to reconcile net income (loss) to cash provided (used) by operating activities:
Cash paid for reorganization items	(11,504)	—
Depreciation of property and equipment	35,449	16,237
Amortization of goodwill	7,206	8,287
Amortization of prepaid loan fees	2,233	379
Normal profit	(52,830)	—
Deferred income taxes	(14,919)	9,115
Minority interest in net income of consolidated subsidiaries	7,330	6,013
Equity in net income of mining ventures less dividends received	(5,135)	(3,103)
Gain on sale of assets, net	(4,083)	(93)
Cash forfeited on bankruptcy of foreign subsidiary	(7,185)	—
Increase in net operating assets and other	(265,462)	(32,704)

Net cash provided (used) by operating activities	(312,479)	24,847

Investing activities
Property and equipment acquisitions	(20,553)	(19,861)
Property and equipment disposals	9,746	8,228
Purchases of securities available for sale	(12,224)	(17,726)
Sale and maturities of securities available for sale	51,347	17,182
Other investing activities	—	3,304

Net cash provided (used) by investing activities	28,316	(8,873)

Financing activities
Net repayments on long-term revolving line of credit	(1,516)	(100)
Distributions to minority interests	(8,278)	(20,235)
Other financing activities	—	107

Net cash used by financing activities	(9,794)	(20,228)

Decrease in cash and cash equivalents	(293,957)	(4,254)
Cash and cash equivalents at beginning of period	393,433	52,475

Cash and cash equivalents at end of period	$99,476	$48,221

Supplemental disclosure of cash flow information:
Interest paid	$30,018	$4,467
Income tax paid, net	4,837	869

The accompanying notes are an integral part of the consolidated financial statements.

WASHINGTON GROUP INTERNATIONAL, INC. (Debtor-in-Possession)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
QUARTER AND SIX MONTHS ENDED JUNE 1, 2001 AND JUNE 2, 2000
(In thousands)
(UNAUDITED)

	Quarter Ended		Six Months Ended
	June 1, 2001	June 2, 2000	June 1, 2001	June 2, 2000
Net income (loss)	$(10,099)	$11,670	$(12,498)	$20,716
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(5,183)	(1,676)	(3,317)	(5,263)
Unrealized gains (losses) on marketable securities:
Unrealized net holding gain (loss)	115	94	474	(176)
Less: Reclassification adjustment for net gain realized in net income	(612)	(109)	(861)	(109)
Derivatives designated as cash flow hedges:
Cumulative effect of adoption of accounting principle	—	—	(1,161)	—
Loss on settled or terminated contracts	1,059	—	1,583	—

Other comprehensive income (loss), net of tax	(4,621)	(1,691)	(3,282)	(5,548)

Comprehensive income (loss)	$(14,720)	$9,979	$(15,780)	$15,168

The accompanying notes are an integral part of the consolidated financial statements.

WASHINGTON GROUP INTERNATIONAL, INC. (Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of dollars except per share data)

        The terms "we," "us" and "our" as used in this quarterly report include Washington Group International, Inc. ("WGI") and its consolidated subsidiaries unless otherwise indicated. On May 14, 2001, WGI and several but not all of its subsidiaries filed for Chapter 11 bankruptcy protection. See Note 4, "Reorganization Case and Fresh-start Reporting." The term "Plan of Reorganization" as used in this quarterly report refers to the Second Amended Joint Plan of Reorganization of Washington Group International, Inc., et al., as modified and confirmed by the U.S. Bankruptcy Court for the District of Nevada on December 21, 2001.

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

        The establishment of the normal profit reserve and decreases in cost of revenue for the periods indicated are as follows:

Normal profit reserve
July 7, 2000 balance	$233,135
Cost of revenue (decrease)	(24,525)

September 1, 2000 balance	208,610
Cost of revenue (decrease)	(25,746)

December 1, 2000 balance	182,864
Cost of revenue (decrease)	(30,498)

March 2, 2001 balance	152,366
Adjustments on reformed and rejected contracts (see fourth paragraph below)	(53,376)
Cost of revenue (decrease)	(22,332)

June 1, 2001 balance	$76,658

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

        As of May 14, 2001, we obtained a Secured Super-Priority Debtor in Possession Revolving Credit Facility (the "DIP Facility") with a commitment of $195,000 that was available to provide both ongoing funding and to support letters of credit. On June 5, 2002, the DIP Facility lenders approved an increase in the total commitment from $195,000 to $220,000. See Note 7, "Credit Facilities—DIP Facility." The DIP Facility was available and utilized as needed throughout the pendency of the bankruptcy, had no outstanding balance at June 1, 2001 and November 30, 2001 and was replaced by a secured $350,000, 30-month revolving credit facility (the "Senior Secured Revolving Credit Facility") entered into on January 25, 2002. For a detailed discussion on the Senior Secured Revolving Credit Facility, see Note 7, "Credit Facilities—Senior Secured Revolving Credit Facility."

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

Reorganization items

        Reorganization items include the following:

Quarter and six months ended June 1, 2001
Professional fees and other expenses related to the bankruptcy proceedings	$(13,504)
Impairment of assets of rejected projects	(9,538)
Net gain from liquidation of insolvent subsidiary	31,961

Total reorganization items	$8,919

Liabilities subject to compromise

        At June 1, 2001, liabilities subject to compromise consisted of the following:

Current liabilities
Current portion of long-term debt	$4,000
Accounts payable and subcontracts payable	185,386
Billings in excess of cost and estimated earnings on uncompleted contracts	354,121
Estimated costs to complete long-term contracts	42,813
Accrued salaries, wages and benefits, including compensated absences	63,241
Other accrued liabilities	506,276

Total current liabilities	1,155,837

Non-current liabilities
Long-term debt, less current portion	863,829
Self-insurance reserves	112,638
Pension and post-retirement obligations	79,221
Environmental remediation obligations	3,975
Other non-current liabilities	12,590

Total non-current liabilities	1,072,253

Total liabilities subject to compromise	$2,228,090

        During the pendency of our bankruptcy proceedings, we ceased accruing interest on our long-term debt. Contractual interest expense not recorded during the three and six months ended June 1, 2001 was $4,712.

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

        The following represents restructuring charges accrued and costs incurred:

(Unaudited)	Quarter ended June 1, 2001	Six months ended June 1, 2001
Accrued liability at beginning of period	$21,498	$24,331
Cash expenditures	(2,225)	(5,058)

Accrued restructuring liability at end of period	$19,273	$19,273

6.    VENTURES

Construction joint ventures

        We participate in construction joint ventures, generally as sponsor and manager of the projects, which are formed to bid, negotiate and complete specific projects. The size, scope and duration of joint-venture projects vary among periods.

Combined financial position of construction joint ventures	(Unaudited) June 1, 2001	December 1, 2000
Current assets	$221,421	$385,990
Property and equipment, net	10,580	2,961
Current liabilities	(130,628)	(166,303)

Net assets	$101,373	$222,648

Combined results of operations of construction joint ventures Six months ended	(Unaudited) June 1, 2001	(Unaudited) June 2, 2000
Revenue	$280,981	$395,821
Cost of revenue	(267,540)	(369,786)

Gross profit	$13,441	$26,035

WGI's share of results of operations of construction joint ventures Six months ended	(Unaudited) June 1, 2001	(Unaudited) June 2, 2000
Revenue	$102,649	$152,119
Cost of revenue	(98,508)	(141,984)

Gross profit	$4,141	$10,135

Mining ventures

        At June 1, 2001, we held ownership interests in two incorporated mining ventures, MIBRAG mbH (50%) and Westmoreland Resources, Inc. ("Westmoreland Resources") (20%) which are accounted for under the equity method. We provide contract mining services to these ventures. Effective March 28, 2001, we increased our ownership interest in MIBRAG mbH from 33% to 50% by purchasing the additional interests for approximately $17,500, which was funded through the reinvestment of dividend distributions from MIBRAG mbH. We are currently in litigation with Westmoreland Resources concerning the contract mining services we provide to it. See Note 8, "Contingencies and Commitments—Other."

Combined financial position of mining ventures	(Unaudited) June 1, 2001	December 1, 2000
Current assets	$161,111	$158,094
Non-current assets	137,138	141,152
Property and equipment, net	468,164	487,230
Current liabilities	(56,782)	(60,259)
Long-term debt, non-recourse to parent	(249,739)	(272,096)
Other non-current liabilities	(235,116)	(245,275)

Net assets	$224,776	$208,846

Combined results of operations of mining ventures Six months ended	(Unaudited) June 1, 2001	(Unaudited) June 2, 2000
Revenue	$160,342	$148,527
Cost of revenue	(143,492)	(133,636)

Gross profit	$16,850	$14,891

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

DIP Facility

        On May 14, 2001, we filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code. See Note 4, "Reorganization Case and Fresh-start Reporting." On the same day, we entered into the DIP Facility with some of our subsidiaries as guarantors, for a commitment of $195,000 with the ability to increase the total commitment to $350,000. On June 5, 2001, the DIP Facility lenders approved an increase in the total commitment from $195,000 to $220,000. The DIP Facility was to be used (i) to finance the costs of restructuring and (ii) for ongoing working capital, general corporate purposes and letter of credit issuance. The borrowing rate under the DIP Facility was the prime rate, plus an additional margin of 4.0%. The effective interest rate was 11.0% as of June 2001. The DIP Facility carried other fees, including commitment fees and letter of credit fees, normal and customary for such credit agreements. The credit agreement under which the DIP Facility was made available contained affirmative and negative covenants, reporting covenants and specified events of default typical for a credit agreement governing credit facilities of the size, type and tenor of the DIP Facility.

Among the covenants were those limiting our ability and the ability of some of our subsidiaries to incur debt or liens, provide guarantees, make investments and pay dividends. As of June 1, 2001, we had no outstanding debt and $1,200 of outstanding letters of credit under the DIP Facility. As discussed below, the DIP Facility was replaced by the Senior Secured Revolving Credit Facility on January 25, 2002.

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

        We are responsible for decontaminating and decommissioning a nuclear licensed site owned and operated by EMD. During 2001, one facility underwent decontamination and decommissioning at a total cost of $8,000, of which the U.S. Navy paid 75% and we paid 25%. In April 2002, we presented a claim to the U.S. Navy requesting funding for the decontamination and decommissioning of the remaining site. Although we do not have a commitment from the U.S. Navy to pay for such future costs, we expect that, as in the past, the U.S. Navy will share in responsibility for such costs. At June 1, 2001 and December 1, 2000, we had an accrual of $1,161 for our share of the future decontamination and decommissioning costs at this site.

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

Letters of credit

        In the normal course of business, we cause letters of credit to be issued in connection with contract performance obligations that are not required to be reflected in the balance sheet. We are obligated to reimburse the issuer of such letters of credit for any payments made thereunder. At June 1, 2001, $147,428 in face amount of letters of credit was outstanding. We have pledged cash and cash equivalents as collateral for our reimbursement obligations with respect to $15,410 in face amount of specified letters of credit that were outstanding at June 1, 2001. At June 1, 2001, $130,804 of the outstanding letters of credit were issued under the $500,000 RE&C Financing Facilities and $1,200 of outstanding letters of credit were issued under the DIP Facility described in Note 7, "Credit Facilities." During the quarter ended June 1, 2001, letters of credit in the amount of $171,844 were drawn under the $500,000 RE&C Financing Facilities.

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

Stock purchase warrants

        At June 1, 2001, we had outstanding stock purchase warrants giving rights to acquire 2,945 shares of our old common stock at an exercise price of $12.00 per share. All such warrants were scheduled to expire in March 2003 and, as described above, were cancelled upon our emergence from bankruptcy in January 2002.

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

10.  SEGMENT INFORMATION

        We operate through five operating units, each of which comprised a separate reportable business segment: Power, Infrastructure & Mining, Industrial/Process, Government and Petroleum & Chemicals. The reportable segments were separately managed, served different markets and customers, and differed in their expertise, technology and resources necessary to perform their services. The presentation of operating unit information for the six months ended June 2, 2000 has been reclassified to conform to the presentation for the six months ended June 1, 2001.

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

	Quarter ended		Six months ended
Revenue	(Unaudited) June 1, 2001	(Unaudited) June 2, 2000	(Unaudited) June 1, 2001	(Unaudited) June 2, 2000
Power	$157,127	$26,060	$397,510	$41,396
Infrastructure & Mining	244,931	166,941	499,288	382,526
Industrial/Process	212,056	167,353	429,306	316,122
Government	290,220	223,156	539,592	439,213
Petroleum & Chemicals	60,042	—	115,289	—

Total segments	964,376	583,510	1,980,985	1,179,257
Corporate and other	(6,316)	(564)	(6,076)	(866)

Total consolidated revenues	$958,060	$582,946	$1,974,909	$1,178,391

	Quarter ended		Six months ended
Operating income (loss)	(Unaudited) June 1, 2001	(Unaudited) June 2, 2000	(Unaudited) June 1, 2001	(Unaudited) June 2, 2000
Gross profit
Power	$2,806	$943	$11,526	$1,999
Infrastructure & Mining	13,636	15,325	27,547	26,424
Industrial/Process	(2,489)	4,856	5,834	10,374
Government	16,382	14,199	30,230	24,906
Petroleum & Chemicals	62	—	1,020	—
Corporate and other	(2,800)	1,947	(4,893)	(1,231)

Total gross profit	27,597	37,270	71,264	62,472

Corporate general and administrative expense	(15,129)	(6,132)	(30,734)	(11,497)

Goodwill amortization
Power	—	—	—	—
Infrastructure & Mining	(67)	(101)	(135)	(199)
Industrial/Process	(7)	—	(14)	—
Government	(3,417)	(3,589)	(6,833)	(7,246)
Petroleum & Chemicals	61	—	—	—
Corporate and other	1,565	(421)	(224)	(842)

Total goodwill amortization	(1,865)	(4,111)	(7,206)	(8,287)

Integration and merger costs, corporate	(12,424)	—	(18,344)	—
Operating income (loss)
Power	2,806	943	11,526	1,999
Infrastructure & Mining	13,569	15,224	27,412	26,225
Industrial/Process	(2,496)	4,856	5,820	10,374
Government	12,965	10,610	23,397	17,660
Petroleum & Chemicals	123	—	1,020	—
Corporate and other	(28,788)	(4,606)	(54,195)	(13,570)

Total operating income (loss)	$(1,821)	$27,027	$14,980	$42,688

11.  ACCOUNTING STANDARDS

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

Recently issued accounting standards

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, Business Combinations ("SFAS No. 141"), and Statement No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS No. 141, which is effective for acquisitions initiated after June 30, 2001, prohibits the use of the pooling-of-interest method for business combinations and establishes the accounting and financial reporting requirements for business combinations accounted for by the purchase method. Adoption of this statement had no effect on our consolidated financial statements. SFAS No. 142 requires that an intangible asset that was or is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. SFAS No. 142 became effective for us for our fiscal year beginning December 29, 2001. The adoption of this statement did not have a significant impact on the consolidated financial statements due to our adoption of fresh-start reporting on February 1, 2002. See Note 4, "Reorganization Case and Fresh-start Reporting." Fresh-start reporting revalued all of our assets and liabilities to fair value on that date. At the date of adoption of the statement, the net book value of goodwill was $174,909 (not including amount included in assets held for sale) and was being amortized at an annual rate of approximately $15 million.

        In July 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). Upon emergence from bankruptcy, we were required to early adopt SFAS No. 143 on February 1, 2002. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of this statement did not have a significant impact on our consolidated financial statements.

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

OVERVIEW

        The deadline to timely file this report was July 16, 2001. On July 16, 2001, we filed a current report on Form 8-K announcing that we did not file this report by the prescribed due date because we needed additional time to prepare the consolidated financial statements and related disclosures required to be included herein.

        The acquisition of the RE&C businesses on July 7, 2000 discussed below doubled the size of our revenues and backlog. As a result, we believe the historical information presented in this Quarterly Report on Form 10-Q does not purport to represent what our results of operations, financial position or cash flows would have been for the historical periods presented had we in fact owned the acquired businesses for those periods, and is not indicative of the results of operations, financial position or cash flows we may report in the future.

        During the quarter ended June 1, 2001, we experienced a continuing deterioration in liquidity as the projects and obligations we obtained in the acquisition of the RE&C businesses experienced significant cash flow deficits. Between July 7, 2000, when the RE&C transaction closed, through May 14, 2001, when WGI filed its bankruptcy petition, the RE&C projects experienced cash flow deficits of approximately $416.5 million. As a result of this liquidity drain, we had previously announced on March 2, 2001 that we faced severe near-term liquidity problems as a result of our acquisition of the RE&C businesses. On March 9, 2001, because of those liquidity problems, we suspended work on two large construction projects located in Massachusetts that were part of the acquisition, and on May 14, 2001, the Corporation and several but not all of its direct and indirect subsidiaries filed voluntary petitions to reorganize under Chapter 11 of the U.S. Bankruptcy Code in the U.S. District Court for the District of Nevada (Case No. BK-N-01-31627). On December 21, 2001, the bankruptcy court entered an order confirming the Second Amended Joint Plan of Reorganization of Washington Group International, Inc., et. al., as modified (the "Plan of Reorganization"). On January 25, 2002 (the

"Effective Date"), we emerged from bankruptcy protection pursuant to our Plan of Reorganization. Each of these events are discussed in more detail below.

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

        The normal profit reserve has been reduced as work has been performed on the affected projects. The reduction results in reductions to cost of revenue and corresponding increases in gross profit, but has no effect on cash. The establishment of and decreases in cost of revenue for the periods indicated are as follows:

Normal profit reserve
(in millions)
July 7, 2000 balance	$233.1
Cost of revenue (decrease)	(24.5)

September 1, 2000 balance	208.6
Cost of revenue (decrease)	(25.7)

December 1, 2000 balance	182.9
Cost of revenue (decrease)	(30.5)

March 2, 2001 balance	152.4
Adjustments on reformed and rejected contracts (see discussion below)	(53.4)
Cost of revenue (decrease)	(22.3)

June 1, 2001 balance	$76.7

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

RESULTS OF OPERATIONS
QUARTER AND SIX MONTHS ENDED JUNE 1, 2001 COMPARED TO
THE QUARTER AND SIX MONTHS ENDED JUNE 2, 2000

	Quarter Ended		Six Months Ended
	June 1, 2001	June 2, 2000	June 1, 2001	June 2, 2000
	(In millions)
Revenue	$958.1	$583.0	$1,974.9	$1,178.4

Gross profit	$27.6	$37.3	$71.2	$62.5
General and administrative expenses	(15.1)	(6.1)	(30.7)	(11.5)
Goodwill amortization	(1.9)	(4.1)	(7.2)	(8.3)
Integration and merger costs	(12.4)	—	(18.3)	—
Investment income	2.6	.6	7.7	1.4
Interest expense	(16.1)	(2.5)	(36.7)	(4.9)
Other income (expense), net	(2.5)	.6	(6.0)	.6
Reorganization items	8.9	—	8.9	—
Income tax (expense) benefit	2.5	(10.9)	3.1	(15.4)
Minority interests	(3.7)	(3.2)	(4.5)	(3.7)

Net income (loss)	$(10.1)	$11.7	$(12.5)	$20.7

Revenue and gross profit

        Revenue for the quarter and six months ended June 1, 2001 was $958.1 million and $1,974.9 million, respectively, an increase of 64% and 68%, respectively, compared to the quarter and six months ended June 2, 2000. The increase in revenue was due to the acquisition of the RE&C businesses on July 7, 2000. The results of operations for RE&C are included in the results of operations in 2001, but are not included in the comparable periods of 2000.

        The Power operating unit recognized $157.1 million and $397.5 million of revenue during the quarter and six months ended June 1, 2001, respectively. On March 9, 2001, we suspended work on two large power construction projects located in Massachusetts that were part of the acquisition of the RE&C businesses. Although we were subsequently retained to participate on these two projects, our role during the three months ended June 1, 2001 was significantly diminished. As a result, the Power operating unit's revenue during that period was reduced as well. The Infrastructure operating unit's revenue of $244.9 million and $499.3 million was generated predominantly by a dam and powerhouse project in the Philippines, highway construction projects and a light rail construction project. The Industrial/Process operating unit recognized revenue of $212.1 million and $429.3 million during the quarter and six months ended June 1, 2001 with a telecommunications project being the major contributor. The Government operating unit recognized revenue of $290.2 million and $539.6 million for the quarter and six months ended June 1, 2001, respectively. Chemical demilitarization projects and site management and operation projects for the U.S. Department of Energy were the primary sources of this revenue. The Petroleum & Chemicals operating unit consists solely of projects acquired from the RE&C acquisition. Included in the operating unit was the operations of our Netherlands subsidiary which became insolvent and was placed under control of a trustee on May 29, 2001 and was liquidated June 21, 2001. See Note 4, "Reorganization Case and Fresh-start Reporting—Washington International B.V." of the Notes to Consolidated Financial Statements in Item 1 of this report.

        Revenue for the second quarter of 2000 reflected a significant volume of work performed on contracts in the Industrial/Process operating unit, partially offset by a reduction in scope of three remediation contracts in the Government operating unit.

        Gross profit for the quarter and six months ended June 1, 2001 was $27.6 million and $71.2 million, respectively. The Power operating unit's second quarter gross profit reflected the effects of the work suspension on two power construction projects described above. Gross profit for the quarter and six months ended June 1, 2001 included $22.3 million and $52.8 million that was generated through recognition of normal profit, mostly in the Power, Infrastructure and Government operating units.

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

        Gross profit was $37.3 million and $62.5 million for the quarter and six months ended June 2, 2000, reflecting significant performance-based incentives earned in the Government operating unit and good performance on a number of heavy civil, mining and international projects in the Infrastructure & Mining operating unit.

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

        At June 1, 2001, backlog of $4,396.7 million was comprised of $1,727.4 million (39%) from fee-type contracts and $2,669.3 million (61%) from fixed-price contracts and our share from mining ventures.

General and administrative expense

        General and administrative expense of $15.1 million and $30.7 million for the quarter and six months ended June 1, 2001 increased $9.0 million and $19.2 million from the comparable periods of 2000 primarily due to the addition of administrative costs related to the acquisition of the RE&C businesses.

Goodwill amortization

        Amortization of goodwill for the quarter and six months ended June 1, 2001 was $1.9 million and $7.2 million compared to the $4.1 million and $8.3 million for the quarter and six months ended June 2, 2000. The amounts are roughly comparable in spite of the acquisition of the RE&C businesses. As described previously, during the fourth quarter of 2000, we impaired net assets of $747.5 million of those assets acquired in the acquisition of the RE&C businesses, including $671.5 million in goodwill. Thus, the goodwill that continued to be amortized during the quarter and six months ended June 1, 2001 is essentially the remaining balance of the goodwill that existed prior to July 7, 2000.

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

Integration and merger costs

        As a result of the acquisition of RE&C on July 7, 2000, we incurred significant costs associated with the integration and merger of the two companies. The costs were primarily incurred for accounting, legal and financial advisory services. For the quarter and six months ended June 1, 2001, those costs were $12.4 million and $18.3 million. No integration and merger costs were incurred during the quarter and six months ended June 2, 2000.

Investment income

        Investment income for the quarter and six months ended June 1, 2001 increased $2.0 million and $6.3 million over the comparable periods of 2000 as a result of investment income from excess funds derived from the financing of the acquisition of RE&C.

Interest expense

        Interest expense includes three components: amortization of fees associated with our lines of credit, fees on letters of credit and interest expense. Interest expense for the quarter and six months ended June 1, 2001 increased $13.6 million and $31.8 million over the comparable periods of 2000, which reflects the increase in borrowings, the increase in borrowing rates and credit line fees related to the acquisition of RE&C. At the date of our bankruptcy filing, we ceased accruing interest expense on our debt subject to compromise. Contractual interest expense not recorded totaled $4.7 million for the quarter and six months ended June 1, 2001.

Reorganization items

        Reorganization items include the following:

Quarter and six months ended June 1, 2001
Professional fees and other expenses related to the bankruptcy proceedings	$(13.6)
Impairment of assets of rejected projects	(9.5)
Net gain from liquidation of insolvent subsidiary	32.0

Total reorganization items	$8.9

        Although formal liquidation procedures related to Washington International B.V., the insolvent Dutch subsidiary, began on June 21, 2001, the fact that our DIP Facility contained terms that prohibited the additional commitment of our resources for the subsidiary's operations made its eventual liquidation inevitable. Therefore, the effect of the liquidation was recognized as of May 29, 2001 when a suspension of payments with respect to Washington International B.V. was ordered under Dutch law.

Income tax expense

        The effective tax rate for the quarter and six months ended June 1, 2001 was 27.8% compared to 38.7% for the comparable periods of 2000. The primary reason for the decrease in the effective tax rate for 2001 was the impact of nondeductible expenses, mainly reorganization costs, reducing the tax deductible loss.

Minority interests

        Minority interests in the income of consolidated subsidiaries of $3.7 million and $4.5 million, respectively, for the quarter and six months ended June 1, 2001 consist of BNFL's 40% minority interest in the income of WGSG and a 35% minority interest in the income of Safe Sites of Colorado LLC, a subsidiary of WGSG.

OPERATING SEGMENT RESULTS
(In millions)

	Quarter ended		Six months ended
Revenue Quarter and six months ended	June 1, 2001	June 2, 2000	June 1, 2001	June 2, 2000
Power	$157.1	$26.1	$397.5	$41.4
Infrastructure & Mining	244.9	166.9	499.3	382.5
Industrial/Process	212.1	167.4	429.3	316.2
Government	290.2	223.2	539.6	439.2
Petroleum & Chemicals	60.1	—	115.3	—
Intersegment and other	(6.3)	(.6)	(6.1)	(.9)

Total revenue	$958.1	$583.0	$1,974.9	$1,178.4

	Quarter ended		Six months ended
Operating income (loss) Quarter and six months ended	June 1, 2001	June 2, 2000	June 1, 2001	June 2, 2000
Power	$2.8	$.9	$11.5	$2.0
Infrastructure & Mining	13.6	15.2	27.5	26.2
Industrial/Process	(2.5)	4.9	5.8	10.4
Government	13.0	10.6	23.4	17.7
Petroleum & Chemicals	.1	—	1.0	—
Intersegment and other	(13.7)	1.5	(23.5)	(2.1)

Total segment operating income	13.3	33.1	45.7	54.2
General and administrative expense	(15.1)	(6.1)	(30.7)	(11.5)

Total operating income (loss)	$(1.8)	$27.0	$15.0	$42.7

Power

        Revenue for the quarter and six months ended June 1, 2001 was $157.1 million and $397.5 million and operating income was $2.8 million and $11.5 million, respectively, reflecting significant increases over the results for the comparable periods in 2000. The increases were derived from fixed-price new power generation projects purchased through the acquisition of RE&C.

        On March 9, 2001, we suspended work on two large construction projects located in Massachusetts that were a part of the acquisition of the RE&C businesses. Although we were subsequently retained to participate on these two projects, our role during the three months ended June 1, 2001 was significantly diminished. Revenue and operating income between March 2, 2001 and June 1, 2001 reflected the impact of our diminished role. Operating income for the quarter and six months ended June 1, 2001 included the recognition of $10.1 million and $22.5 million of normal profit from certain contracts obtained in the RE&C acquisition.

        During the quarter and six months ended June 2, 2000, the Power operating unit recognized revenue of $26.1 million and $41.4 million, respectively, and operating income of $.9 million and $2.0 million, respectively. At that time, the Power operating unit did not include the RE&C power projects described above and, therefore, revenue and gross profit were derived primarily from steam generator replacement projects.

        During the second quarter of 2001, new work awards dropped off sharply from the previous quarter reflecting the uncertainty that existed at the time due to the bankruptcy filing. During the second quarter of 2001, $801.0 million of previously recorded backlog was reversed due to the suspension of work on two RE&C power projects in Massachusetts. New work bookings during the quarter and six months ended June 1, 2001 were $41.7 million and $208.8 million, respectively. Backlog at June 1, 2001 was $552.1 million.

Infrastructure & Mining

        During the quarter and six months ended June 1, 2001, the Infrastructure & Mining operating unit recognized $244.9 million and $499.3 million in revenue and $13.6 million and $27.5 million in operating income, respectively. Significant sources of revenue and operating income included a dam and power project in the Philippines, a light rail project in New Jersey, a variety of highway and other heavy construction work, engineering services projects and various mining operations.

        Additionally, on March 28, 2001, we purchased an additional 17% of MIBRAG mbH ("MIBRAG"), a coal mine operating in Germany, bringing our total ownership to 50%.

        Operating income for the quarter and six months ended June 1, 2001 included recognition of normal profit of $7.2 million and $20.6 million, respectively, related to projects obtained in the RE&C acquisition. The effects of the acquisition of RE&C account for the increase in revenue and operating income in the second quarter and six months of 2001 compared to 2000.

        Revenue for the quarter and six months ended June 2, 2000 was $166.9 million and $382.5 million, respectively, and operating income was $15.2 million and $26.2 million, respectively. Revenue and operating income resulted principally from the completion of several major heavy civil highway construction contracts, partially offset by start up costs on new transportation and water resource contracts, a large marine project and two large mining contracts. Revenue during the quarter and six months ended June 2, 2000 did not include revenue from any operations obtained in the RE&C acquisition and reflected only a one-third interest in MIBRAG.

        New work bookings during the quarter and six months ended June 1, 2001 were $104.8 million and $304.6 million, respectively. Over $150 million came from additional client funding on our New Jersey light rail project. Backlog at June 1, 2001 was $1,650.1 million.

Industrial/Process

        Revenue for the quarter and six months ended June 1, 2001 was $212.1 million and $429.3 million and operating income (loss) was $(2.5) million and $5.8 million, respectively. Operating income included the recognition of $.2 million and $.8 million, respectively, of normal profit related to projects obtained in the RE&C acquisition. Revenue for the quarter and six months ended June 2, 2000 was $167.4 million and $316.2 million, respectively, and operating income was $4.9 million and $10.4 million, respectively.

        Although revenue in 2001 increased relative to the comparable periods in 2000, an operating loss was incurred during the second quarter of 2001 as the U.S. economic downturn began to be felt and the Industrial/Process operating unit experienced excess personnel costs.

        New work awards for the quarter and six months ended June 1, 2001 were $167.7 million and $485.5 million, respectively, and included $131.1 million in the telecommunications market, $91.6 million of which was subsequently reversed as a result of client project cancellation. Backlog at June 1, 2001 was $587.7 million.

Government

        Revenue for the quarter and six months ended June 1, 2001 was $290.2 million and $539.6 million and operating income was $13.0 million and $23.4 million, respectively. Operating income included the recognition of $2.2 million and $5.2 million, respectively, of normal profit on contracts acquired from RE&C.

        The Government operating unit recognized revenue of $223.2 million and $439.2 million during the quarter and six months ended June 2, 2000. Operating income was $10.6 million and $17.7 million during the same periods in 2000. Operating income was also affected by a strike at the Electro-Mechanical Division plant, which ended near the end of the first quarter of 2000. The increase in revenues and operating income during the second quarter of 2001 over the corresponding period in 2000 was caused primarily by additional project revenues and operating income from chemical demilitarization projects obtained in the acquisition of RE&C.

        New work awards during the quarter and six months ended June 1, 2001 were $234.7 million and $586.7 million, respectively, and included $103 million in contract renewals at U.S. Department of Energy sites and $52.7 million in new orders at the Electro-Mechanical Division. Backlog at June 1, 2001 was $1,410.0 million.

Petroleum & Chemicals

        Revenue for the quarter and six months ended June 1, 2001 was $60.1 million and $115.3 million and operating income was $.1 million and $1.0 million, respectively. Operating income included the recognition of $2.7 million and $3.7 million for the quarter and six months ended June 1, 2001 of normal profit on contracts acquired from RE&C. We had no revenue or operating income from this operating unit except that which was obtained through the acquisition of RE&C. Accordingly, no revenues or operating income were recognized during the quarter and six months ended June 2, 2000 by this operating unit.

        On June 21, 2001, our Netherlands subsidiary was liquidated, causing declines in the petroleum and chemicals businesses at that point in time. (See Note 4, "Reorganization Case and Fresh-start Reporting—Washington International B.V." of the Notes to Consolidated Financial Statements in Item 1 of this report.) The quarter and six month period ended June 1, 2001 contains the operations of Washington International B.V. prior to its liquidation. In addition, although formal liquidation procedures related to the insolvent Dutch subsidiary began on June 21, 2001, the fact that our DIP Facility contained terms that prohibited the additional commitment of our resources for the subsidiary's operations made its eventual liquidation inevitable. The effect of the liquidation was recognized as of May 29, 2001 when a suspension of payments with respect to Washington International B.V. was ordered under Dutch law, which suspension irrevocably transferred control to a trustee. A gain on the liquidation of the subsidiary of $32.0 million was recognized as a reorganization item for the quarter ended June 1, 2001.

        New work awards during the quarter and six months ended June 1, 2001 were $10.4 million and $25.8 million. In anticipation of the liquidation of our Netherlands subsidiary described above, we reversed $89.8 million in backlog during the second quarter of 2001. Backlog at June 1, 2001 was $196.9 million.

Intersegment and other

        For the quarter and six months ended June 1, 2001, intersegment and other includes goodwill amortization of $1.9 million and $7.2 million and integration and merger costs of $12.4 million and $18.3 million, respectively. Goodwill amortization amounted to $4.1 million and $8.3 million during the quarter and six months ended June 2, 2000, and no integration and merger costs were incurred.

SEGMENT NEW WORK

        New work, which represents additions to backlog for the period, is presented below:

	Quarter ended		Six months ended
Quarter and six months ended	June 1, 2001	June 2, 2000	June 1, 2001	June 2, 2000
	(In millions)
Power	$41.7	$43.4	$208.8	$45.1
Infrastructure & Mining	104.8	307.7	340.6	447.1
Industrial/Process	167.7	154.5	485.5	403.1
Government	234.7	72.1	586.7	188.8
Petroleum & Chemicals	10.4	—	25.8	—
Other	(6.2)	(.6)	(6.1)	(.9)

Total new work	$553.1	$577.1	$1,641.3	$1,083.2

FINANCIAL CONDITION AND LIQUIDITY

	Liquidity and capital resources
	June 1, 2001	June 2, 2000
	(in millions)
Cash and cash equivalents
Beginning of period	$393.4	$52.5
End of period	99.5	48.2
	Six months ended
	June 1, 2001	June 2, 2000
Net cash provided (used) by:
Operating activities	$(312.5)	$24.8
Investing activities	28.3	(8.9)
Financing activities	(9.8)	(20.2)

        We have three principal sources of near-term liquidity: (1) cash generated by its operations, (2) existing cash and cash equivalents and (3) borrowings under our credit facilities.

        During the six months ended June 1, 2001, we consumed $312.5 million of net cash through our operating activities. As a result of this liquidity drain, on March 2, 2001, we announced that we faced severe near-term liquidity problems as a result of our acquisition of RE&C. On March 9, 2001, because of those liquidity problems, we suspended work on two large construction projects located in Massachusetts that were part of the acquisition, and on May 14, 2001, we and several but not all of our direct and indirect subsidiaries filed voluntary petitions to reorganize under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Nevada (Case No. BK-N-01-31627). On December 21, 2001, the bankruptcy court entered an order confirming our Plan of Reorganization. On January 25, 2002, the Effective Date, we emerged from bankruptcy protection pursuant to our Plan of Reorganization.

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

        We are subject to foreign currency translation and exchange issues, primarily with regard to our mining venture, MIBRAG mbH, in Germany. At June 1, 2001, the cumulative adjustments for translation losses net of related income tax benefits was $21.4 million. We realized a pretax gain (loss) on foreign currency exchange transactions of $(2.9) million and $26 thousand, respectively, for the quarter and six months ended June 1, 2001. We endeavor to enter into contracts with foreign customers with repayment terms in U.S. currency in order to mitigate foreign exchange risk.

BACKLOG

        Backlog of all uncompleted contracts at June 1, 2001 was $4,396.7 million, compared with $5,659.4 million at December 1, 2000. New work awarded in the quarter and six months ended June 1, 2001 totaled $553.1 million and $1,641.3 million compared with $577.1 million and $1,083.2 million for the quarter and six months ended June 2, 2000.

ENVIRONMENTAL CONTINGENCY

        The United States Environmental Protection Agency and the State of Colorado have filed complaints against a subsidiary of the Corporation and six other parties to recover response costs incurred and to be incurred at the Summitville Mine Superfund Site. See Note 8. "Contingencies and Commitments" of Notes to Consolidated Financial Statements for additional matters.

ACCOUNTING STANDARDS

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

Recently issued accounting standards

        In June 2001, the FASB issued two new pronouncements, Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. In July 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations. In August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. See Note 11. "Accounting Standards" of Notes to Consolidated Financial Statements in Item 1 of this report for a discussion of the impact, if any, that these standards had on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
(In thousands of dollars)

Interest rate risk

        Our exposure to market risk for changes in interest rates relates primarily to our short-term investment portfolio and debt obligations. Our short-term investment portfolio consists primarily of highly liquid instruments with maturities of one month or less. As of June 1, 2001, we had $41 million in short-term investments classified as cash equivalents. Of total cash and cash equivalents at June 1, 2001 of $99 million, $29 million was restricted for use on the operations of our consolidated joint ventures, by projects having contractual cash restrictions and our self-insurance programs.

        From time to time, we effect borrowings under bank credit facilities or otherwise for general corporate purposes, including working capital requirements and capital expenditures. Borrowings under our DIP Facility at June 1, 2001, of which there were none, bore interest at the applicable LIBOR or prime rate plus an additional margin and, therefore, were subject to fluctuations in interest rates.

Foreign currency risk

        We conduct our business in various regions of the world. Our operations are, therefore, subject to volatility because of currency fluctuations, inflation changes and changes in political and economic conditions in these countries. We are subject to foreign currency translation and exchange issues, primarily with regard to our mining venture, MIBRAG, in Germany. At June 1, 2001, the cumulative adjustments for translation losses net of related income tax benefits were $21.4 million. While we endeavor to enter into contracts with foreign customers with repayment terms in U.S. currency in order to mitigate foreign exchange risk, our revenues and expenses are sometimes denominated in local currencies, and our results of operations may be affected adversely as currency fluctuations affect pricing and operating costs or those of our competitors. We engage from time to time in hedging operations, including forward foreign exchange contracts, to reduce the exposure of our cash flows to fluctuations in foreign currency rates. We do not engage in hedging for speculative investment reasons. We can give no assurances that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies.

PART II. OTHER INFORM ATION

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

  (b)
  Reports on Form 8-K

    On April 13, 2001, we filed a current report on Form 8-K dated March 13, 2001 stating that because we were unable to reflect appropriately the impact of our severe near-term liquidity problems on the financial statements, we would not file our Quarterly Report on Form 10-Q for the quarterly period ended March 2, 2001 by April 16, 2001, the prescribed due date for such filing.

    On May 29, 2001, we filed a current report on Form 8-K dated May 29, 2001 announcing that on May 14, 2001, Washington Group International, Inc. and several of our direct and indirect subsidiaries filed voluntary petitions to reorganize under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Nevada in Reno. In addition, we announced that a group of lenders had agreed to provide a debtor-in-possession financing facility to fund our ongoing operating needs during our financial restructuring.

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

October 7, 2002

/s/ GEORGE H. JUETTEN George H. Juetten Executive Vice President and Chief Financial Officer

II-2

WASHINGTON GROUP INTERNATIONAL, INC.
EXHIBIT INDEX

        Copies of exhibits will be supplied upon request. Exhibits will be provided at a fee of $.25 per page requested.

Exhibit Number		Exhibits
10.1		WGI's Retention Agreement with Stephen G. Hanks dated as of March 20, 2001.#*
10.2		Form of WGI's Retention Agreement.#* A schedule listing the Named Executives with whom Washington Group International has entered into such agreements is filed herewith.*
10.3		WGI's letter agreement with Thomas H. Zarges dated as of March 7, 2001.#*
10.4		WGI's letter agreement with David L. Myers dated as of May 8, 2001.#*
99.1	*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#
Management contract or compensatory plan.

*
Filed herewith.

QuickLinks

TABLE OF CONTENTS
  PART I. FINANCIAL INFORMATION
  ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
  WASHINGTON GROUP INTERNATIONAL, INC. (Debtor-in-Possession) CONSOLIDATED STATEMENTS OF INCOME QUARTER AND SIX MONTHS ENDED JUNE 1, 2001 AND JUNE 2, 2000 (In thousands except per share data) (UNAUDITED)
  WASHINGTON GROUP INTERNATIONAL, INC. (Debtor-in-Possession) CONSOLIDATED BALANCE SHEETS AT JUNE 1, 2001 (UNAUDITED) AND DECEMBER 1, 2000 (In thousands except per share data)
  WASHINGTON GROUP INTERNATIONAL, INC. (Debtor-in-Possession) CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS SIX MONTHS ENDED JUNE 1, 2001 AND JUNE 2, 2000 (In thousands) (UNAUDITED)
  WASHINGTON GROUP INTERNATIONAL, INC. (Debtor-in-Possession) CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) QUARTER AND SIX MONTHS ENDED JUNE 1, 2001 AND JUNE 2, 2000 (In thousands) (UNAUDITED)
  WASHINGTON GROUP INTERNATIONAL, INC. (Debtor-in-Possession) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (In thousands of dollars except per share data)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK (In thousands of dollars)
  PART II. OTHER INFORM ATION
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