Form 10-Q
period 2001-08-31
WASHINGTON GROUP INTERNATIONAL INC
filed 2002-10-09
CIK 906469

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended

August 31, 2001

Commission File Number 1-12054

WASHINGTON GROUP INTERNATIONAL, INC.
A Delaware Corporation

IRS Employer Identification No. 33-0565601

720 PARK BOULEVARD, BOISE, IDAHO 83712
208/386-5000

        At August 31, 2001, 52,468,791 shares of the registrant's $.01 par value common stock were outstanding.

        The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and has been subject to such filing requirements for the past 90 days.

        ☒ Yes            ☐ No

WASHINGTON GROUP INTERNATIONAL, INC.
(Debtor-in-Possession)

Quarterly Report Form 10-Q for the

Quarter Ended August 31, 2001

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PAGE
PART I
Item 1.	Consolidated Financial Statements and Notes Thereto
	Statements of Operations for the Quarter and Nine Months Ended August 31, 2001 and September 1, 2000	I-1
	Balance Sheets at August 31, 2001 and December 1, 2000	I-2
	Condensed Statements of Cash Flows for the Nine Months Ended August 31, 2001 and September 1, 2000	I-4
	Statements of Comprehensive Income (Loss) for the Quarter and Nine Months Ended August 31, 2001 and September 1, 2000	I-5
	Notes to Financial Statements	I-6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	I-32
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	I-50
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	II-1
Item 3.	Defaults Upon Senior Securities	II-1
Item 6.	Exhibits and Reports on Form 8-K	II-1
SIGNATURES

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON GROUP INTERNATIONAL, INC. (Debtor-in-Possession)

CONSOLIDATED STATEMENTS OF OPERATIONS

QUARTER AND NINE MONTHS ENDED AUGUST 31, 2001 AND SEPTEMBER 1, 2000

(In thousands except per share data)

(UNAUDITED)

	Quarter Ended		Nine Months Ended
	August 31, 2001	September 1, 2000	August 31, 2001	September 1, 2000
Operating revenue	$981,386	$889,175	$2,950,732	$2,062,863
Equity in net income of mining ventures	4,180	2,822	9,743	7,525

Total revenue	985,566	891,997	2,960,475	2,070,388
Cost of revenue	(967,580)	(844,076)	(2,871,225)	(1,959,995)

Gross profit	17,986	47,921	89,250	110,393
General and administrative expenses	(13,056)	(12,869)	(43,790)	(24,366)
Goodwill amortization	(3,826)	(13,321)	(11,032)	(21,608)
Integration and merger costs	695	(10,056)	(17,649)	(10,056)

Operating income	1,799	11,675	16,779	54,363
Investment income	773	4,433	8,477	5,828
Interest expense (a)	(10,293)	(12,854)	(47,021)	(17,730)
Other income (expense), net	(551)	741	(6,534)	1,358

Income (loss) before reorganization items, income taxes and minority interests	(8,272)	3,995	(28,299)	43,819
Reorganization items (Note 4)	(30,508)	—	(21,589)	—
Income tax (expense) benefit	10,788	(1,894)	13,878	(17,310)
Minority interests in income of consolidated subsidiaries	(4,414)	(2,799)	(8,894)	(6,491)

Net income (loss)	$(32,406)	$(698)	$(44,904)	$20,018

Income (loss) per share
Basic	$(.62)	$(.01)	$(.86)	$.38
Diluted	(.62)	$(.01)	(.86)	$.38

Common shares used to compute income (loss) per share
Basic	52,469	52,372	52,469	52,357
Diluted	52,469	52,372	52,469	52,502

(a)
Contractual interest expense not recorded during bankruptcy proceedings for the quarter and nine months ended August 31, 2001 was $22,586 and $27,299, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

WASHINGTON GROUP INTERNATIONAL, INC. (Debtor-in-Possession)

CONSOLIDATED BALANCE SHEETS

AT AUGUST 31, 2001 (UNAUDITED) AND DECEMBER 1, 2000

(In thousands except per share data)

ASSETS	2001	2000
Current assets
Cash and cash equivalents	$149,890	$393,433
Securities available for sale, at fair value	—	38,345
Accounts receivable, including retentions of $48,008 and $41,934	486,870	575,545
Unbilled receivables	349,835	257,744
Inventories	38,234	20,575
Refundable income taxes	2,887	3,837
Investments in and advances to construction joint ventures	55,665	55,693
Deferred income taxes	206,137	197,147
Other	51,411	38,956

Total current assets	1,340,929	1,581,275

Investments and other assets
Investments in mining ventures	78,731	66,008
Cost in excess of net assets acquired, net of accumulated amortization of $39,976 and $28,965	254,070	265,068
Deferred income taxes	418,520	404,414
Other	72,576	80,671

Total investments and other assets	823,897	816,161

Property and equipment, at cost
Construction equipment	301,728	306,401
Land and improvements	6,197	8,056
Buildings and improvements	34,567	37,453
Equipment and fixtures	107,843	99,851

Total property and equipment	450,335	451,761
Less accumulated depreciation	(232,259)	(193,215)

Property and equipment, net	218,076	258,546

Total assets	$2,382,902	$2,655,982

The accompanying notes are an integral part of the consolidated financial statements.

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	2001	2000
Current liabilities
Current portion of long-term debt	$—	$4,516
Accounts and subcontracts payable, including retentions of $10,181 and $10,125	193,502	373,080
Billings in excess of cost and estimated earnings on uncompleted contracts	186,428	1,276,846
Estimated costs to complete long-term contracts	70,971	81,595
Accrued salaries, wages and benefits, including compensated absences of $8,725 and $29,208	95,961	126,031
Income taxes payable	371	1,466
Other accrued liabilities	27,083	106,035

Total current liabilities	574,316	1,969,569

Non-current liabilities
Long-term debt	—	692,874
Self-insurance reserves	35,661	176,087
Pension and postretirement benefit obligation	89,567	175,856
Environmental remediation obligations	4,024	7,983
Other non-current liabilities	1,833	18,783

Total non-current liabilities	131,085	1,071,583

Liabilities subject to compromise (Note 4)	2,110,866	—

Contingencies and commitments

Minority interests	74,570	79,748

Stockholders' equity (deficit)
Preferred stock, par value $.01, 10,000 shares authorized
Common stock, par value $.01, authorized 100,000 shares; issued 54,486	545	545
Capital in excess of par value	250,118	250,112
Stock purchase warrants	6,550	6,550
Accumulated deficit	(724,584)	(679,680)
Treasury stock, 2,019 shares, at cost	(23,192)	(23,192)
Accumulated other comprehensive income (loss)	(17,372)	(19,253)

Total stockholders' equity (deficit)	(507,935)	(464,918)

Total liabilities and stockholders' equity (deficit)	$2,382,902	$2,655,982

WASHINGTON GROUP INTERNATIONAL, INC. (Debtor-in-Possession)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED AUGUST 31, 2001 AND SEPTEMBER 1, 2000

(In thousands)

(UNAUDITED)

	2001	2000
Operating activities
Net income (loss)	$(44,904)	$20,018
Reorganization items	21,589	—
Adjustments to reconcile net income (loss) to cash provided (used) by operating activities:
Cash paid for reorganization items	(21,125)	—
Depreciation of property and equipment	54,415	28,100
Amortization of goodwill	11,032	21,608
Amortization of prepaid loan fees	11,474	3,880
Normal profit	(68,860)	—
Deferred income taxes	(23,490)	(3,543)
Minority interest in net income of consolidated subsidiaries	14,580	10,560
Equity in net income of mining ventures less dividends received	8,158	(4,845)
Gain on sale of assets, net	(7,289)	(560)
Cash forfeited on bankruptcy of foreign subsidiary	(7,185)	—
Other investments and assets, net	—	9,045
Increase in net operating assets	(167,357)	(105,456)

Net cash used in operating activities	(218,962)	(21,193)

Investing activities
Property and equipment acquisitions	(27,784)	(32,069)
Property and equipment disposals	19,354	13,781
Purchases of securities available for sale	(12,224)	(20,978)
Sale and maturities of securities available for sale	51,347	19,958
Purchase of interest in mining venture	(17,500)	—
Purchase of businesses, net of cash acquired of $15,790	—	(152,603)

Net cash provided (used) by investing activities	13,193	(171,911)

Financing activities
Proceeds from debtor-in-possession facility	16,000	—
Repayments on debtor-in-possession facility	(16,000)	—
Proceeds from senior notes, less discount of $2,124	—	297,786
Proceeds from senior secured credit facilities	—	400,000
Net repayments on long-term revolving line of credit	(1,516)	(100,000)
Distributions to minority interests	(19,758)	(15,739)
Financing fees	(16,500)	(28,762)
Other	—	532

Net cash provided (used) by financing activities	(37,774)	553,817

Increase (decrease) in cash and cash equivalents	(243,543)	360,713
Cash and cash equivalents at beginning of period	393,433	52,475

Cash and cash equivalents at end of period	$149,890	$413,188

Supplemental disclosure of cash flow information:
Interest paid	$30,527	$17,734
Income tax paid (refunded), net	4,842	6,632

The accompanying notes are an integral part of the consolidated financial statements.

WASHINGTON GROUP INTERNATIONAL, INC. (Debtor-in-Possession)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

QUARTER AND NINE MONTHS ENDED AUGUST 31, 2001 AND SEPTEMBER 1, 2000

(In thousands)

(UNAUDITED)

	Quarter Ended		Nine Months Ended
	August 31, 2001	September 1, 2000	August 31, 2001	September 1, 2000
Net income (loss)	$(32,406)	$(698)	$(44,904)	$20,018

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	4,898	(2,867)	1,581	(8,130)
Unrealized gains (losses) on marketable securities:
Unrealized net holding gain (loss)	—	232	474	56
Less: Reclassification adjustment for net gains realized in net income	—	(33)	(861)	(142)
Derivatives designated as cash flow hedges:
Cumulative effect of adoption of accounting principle	—	—	(1,161)	—
Loss on settled or terminated contracts	265	—	1,848	—

Other comprehensive income (loss), net of tax	5,163	(2,668)	1,881	(8,216)

Comprehensive income (loss)	$(27,243)	$(3,366)	$(43,023)	$11,802

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

3.    ACQUISITION OF RAYTHEON ENGINEERS & CONSTRUCTORS

        On July 7, 2000, pursuant to a stock purchase agreement dated April 14, 2000 (the "Stock Purchase Agreement"), we purchased from Raytheon and RECI (collectively with Raytheon, the "Sellers") the capital stock of the subsidiaries of RECI and specified other assets of RECI, and we assumed specified liabilities of RECI. The businesses that we purchased, hereinafter called "RE&C", provide engineering, design, procurement, construction, operation, maintenance and other services on a worldwide basis. We financed the acquisition by obtaining new senior secured financing facilities (the "RE&C Financing Facilities") and issuing senior unsecured notes due July 1, 2010 (the "Senior Unsecured Notes"). See Note 7, "Credit Facilities - RE&C Financing Facilities" for a more detailed description of the terms of the RE&C Financing Facilities and Senior Unsecured Notes.

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

        The establishment of the normal profit reserve and decreases in cost of revenue for the periods indicated are as follows:

Normal profit reserve
July 7, 2000 balance	$233,135
Cost of revenue (decrease)	(24,525)

September 1, 2000 balance	208,610
Cost of revenue (decrease)	(25,746)

December 1, 2000 balance	182,864
Cost of revenue (decrease)	(30,498)

March 2, 2001 balance	152,366
Adjustments on reformed and rejected contracts (see fourth paragraph below)	(53,376)
Cost of revenue (decrease)	(22,332)

June 1, 2001 balance	76,658
Cost of revenue (decrease)	(16,030)

August 31, 2001 balance	$60,628

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

        As a result of the acquisition, we incurred significant costs associated with the integration and merger of the two companies. They consisted primarily of incremental costs for legal, accounting, consulting and other fees, including business consulting, promotion and systems integration. For the three and nine months ended August 31, 2001, those costs were $695 and $(17,649), respectively. These costs for the three and nine months ended September 1, 2000 were $(10,056).

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

        As of May 14, 2001, we obtained a Secured Super-Priority Debtor in Possession Revolving Credit Facility (the "DIP Facility") with a commitment of $195,000 that was available to provide both ongoing funding and to support letters of credit. On June 5, 2002, the DIP Facility lenders approved an increase in the total commitment from $195,000 to $220,000. See Note 7, "Credit Facilities—DIP Facility." The DIP Facility was available and utilized as needed throughout the pendency of the bankruptcy, had no outstanding balance at August 31, 2001 and November 30, 2001 and was replaced by a secured $350,000, 30-month revolving credit facility (the "Senior Secured Revolving Credit Facility") entered into on January 25, 2002. For a detailed discussion on the Senior Secured Revolving Credit Facility, see Note 7, "Credit Facilities—Senior Secured Revolving Credit Facility."

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

  •
  Each holder of an unsecured claim at or under $5 (five thousand dollars) received cash in an amount equal to its total unsecured claim ("Convenience Class Payments").

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

Reorganization items

        Reorganization items include the following:

	Quarter ended August 31, 2001	Nine months ended August 31, 2001
Professional fees and other expenses related to the bankruptcy proceedings	$(24,998)	$(38,502)
Impairment of assets of rejected projects	(5,510)	(15,048)
Net gain from liquidation of insolvent subsidiary	—	31,961

Total reorganization items	$(30,508)	$(21,589)

Liabilities subject to compromise

        At August 31, 2001, liabilities subject to compromise consisted of the following:

Current liabilities
Current portion of long-term debt	$4,000
Accounts payable and subcontracts payable	80,865
Billings in excess of cost and estimated earnings on uncompleted contracts	368,181
Estimated costs to complete long-term contracts	34,078
Accrued salaries, wages and benefits, including compensated absences	49,900
Other accrued liabilities	502,282

Total current liabilities	1,039,306

Non-current liabilities
Long-term debt, less current portion	863,885
Self-insurance reserves	112,521
Pension and post-retirement obligations	79,590
Environmental remediation obligations	3,974
Other non-current liabilities	11,590

Total non-current liabilities	1,071,560

Total liabilities subject to compromise	$2,110,866

        During the pendency of our bankruptcy proceedings, we ceased accruing interest on our long-term debt. Contractual interest expense not recorded during the three and nine months ended August 31, 2001 was $22,586 and $27,299, respectively.

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

        The reorganization and the adoption of fresh-start reporting resulted in the following adjustments to our consolidated balance sheet as of February 1, 2002:

	Predecessor Company balance sheet February 1, 2002	Debt discharge		Fresh-start adjustments		Successor Company balance sheet February 1, 2002
Current assets
Cash and cash equivalents	$147,450	$(19,249)	(a)	$—		$128,201
Accounts receivable	351,316	—		(418)	(h)	350,898
Deferred income taxes	104,828	—		—		104,828
Assets held for sale	154,237	—		33,582	(i)	187,819
Other	310,242	—		(9,578)	(h)	300,664

Total current assets	1,068,073	(19,249)		23,586		1,072,410

Non-current assets
Investments in mining ventures	88,968	—		(20,268)	(h)	68,700
Goodwill, Predecessor Company	174,909	—		(174,909)	(f)	—
Goodwill, Successor Company	—	—		402,352	(g)	402,352
Deferred income taxes	575,012	(343,539)	(b)	(193,766)	(k)	37,707
Property and equipment, net	161,241	—		(2,589)	(h)	158,652
Other assets	39,156	12,626	(c)	(8,231)	(h)	43,551

Total non-current assets	1,039,286	(330,913)		2,589		710,962

Total assets	$2,107,359	$(350,162)		$26,175		$1,783,372

Current liabilities
Accounts payable and subcontracts payable	$191,609	$35,960	(d)	$69	(h)	$227,638
Billings in excess of cost and estimated earnings on uncompleted contracts	87,201	170,573	(d)	9,101	(h)	266,875
Estimated costs to complete long-term contracts	75,252	23,887	(d)	(575)	(h)	98,564
Accrued salaries, wages and benefits	88,220	42,256	(d)	—		130,476
Other accrued liabilities	112,314	17,656	(d)	(228)	(h)	129,742
Liabilities held for sale	108,670	—		10,691	(i)	119,361
Income taxes payable	516	—		—		516

Total current liabilities	663,782	290,332		19,058		973,172

Non-current liabilities
Revolving credit facility	—	40,000	(a)	—		40,000
Self-insurance reserves	38,956	7,580	(d)	—		46,536
Pension and post-retirement obligations	32,132	75,633	(d)	(12,122)	(j)	95,643

Total non-current liabilities	71,088	123,213		(12,122)		182,179

Liabilities subject to compromise	1,880,900	(1,880,900)	(d)	—		—

Minority interests	77,649	—		372	(h)	78,021

Stockholders' equity (deficit)
Common stock	545	250	(d)	(545)	(l)	250
Capital in excess of par value	250,118	521,103	(d)	(250,118)	(l)	521,103
Stock purchase warrants	6,550	28,647	(d)	(6,550)	(l)	28,647
Retained earnings (accumulated deficit)	(799,813)	567,193	(e)	232,620	(l)	—
Treasury stock	(23,192)	—		23,192	(l)	—
Accumulated other comprehensive
income (loss)	(20,268)	—		20,268	(l)	—

Total stockholders' equity (deficit)	(586,060)	1,117,193		18,867		550,000

Total liabilities and stockholders' equity (deficit)	$2,107,359	$(350,162)		$26,175		$1,783,372

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

        The following represents restructuring charges accrued and costs incurred:

	Quarter ended		Nine months ended
	August 31, 2001	September 1, 2000	August 31, 2001	September 1, 2000
	(Unaudited)
Accrued liability at beginning of period	$19,273	$—	$24,331	$—
Charges and liabilities accrued:
Severance and other employee related costs	—	28,264	—	28,264
Cash expenditures, net of sub-tenant rental income	1,339	(913)	(3,719)	(913)

Accrued restructuring liability at end of period	$20,612	$27,351	$20,612	$27,351

6. VENTURES

Construction joint ventures

        We participate in construction joint ventures, generally as sponsor and manager of the projects, which are formed to bid, negotiate and complete specific projects. The size, scope and duration of joint-venture projects vary among periods.

Combined financial position of construction joint ventures	August 31, 2001	December 1, 2000
	(Unaudited)
Current assets	$242,884	$385,990
Property and equipment, net	8,016	2,961
Current liabilities	(125,109)	(166,303)

Net assets	$125,791	$222,648

Combined results of operations of construction joint ventures Nine months ended	August 31, 2001	September 1, 2000
	(Unaudited)	(Unaudited)
Revenue	$386,175	$523,304
Cost of revenue	(368,340)	(509,440)

Gross profit	$17,835	$13,864

WGI's share of results of operations of construction joint ventures Nine months ended	August 31, 2001	September 1, 2000
	(Unaudited)	(Unaudited)
Revenue	$143,285	$194,921
Cost of revenue	(137,961)	(199,290)

Gross profit	$5,324	$(4,369)

Mining ventures

        At August 31, 2001, we had ownership interests in two mining ventures, MIBRAG mbH (50%) and Westmoreland Resources, Inc. (20%). We also provide contract mining services to these ventures. Effective March 28, 2001, we increased our ownership interest in MIBRAG mbH from 33% to 50% by purchasing the additional interests for approximately $17,500, which was funded through the reinvestment of dividend distributions from MIBRAG mbH. We are currently in litigation with Westmoreland Resources concerning the contract mining services we provide to it. See Note 8, "Contingencies and Commitments—Other."

Combined financial position of mining ventures	August 31, 2001	December 1, 2000
	(Unaudited)
Current assets	$175,388	$158,094
Non-current assets	150,023	141,152
Property and equipment, net	497,842	487,230
Current liabilities	(67,633)	(60,259)
Long-term debt, non-recourse to parent	(268,210)	(272,096)
Other non-current liabilities	(252,230)	(245,275)

Net assets	$235,180	$208,846

Combined results of operations of mining ventures Nine months ended	August 31, 2001	September 1, 2000
	(Unaudited)	(Unaudited)
Revenue	$231,462	$216,411
Cost of revenue	(205,059)	(192,624)

Gross profit	$26,403	$23,787

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

DIP Facility

        On May 14, 2001, we filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code. See Note 4, "Reorganization Case and Fresh-start Reporting." On the same day, we entered into the DIP Facility with some of our subsidiaries as guarantors, for a commitment of $195,000 with the ability to increase the total commitment to $350,000. On June 5, 2001, the DIP Facility lenders approved an increase in the total commitment from $195,000 to $220,000. The DIP Facility was to be used (i) to finance the costs of restructuring and (ii) for ongoing working capital, general corporate purposes and letter of credit issuance. The borrowing rate under the DIP Facility was the prime rate, plus an additional margin of 4.0%. The effective interest rate was 10.5% as of August 31, 2001. The DIP Facility carried other fees, including commitment fees and letter of credit fees, normal and customary for such credit agreements. The credit agreement under which the DIP Facility was made available contained affirmative and negative covenants, reporting covenants and specified events of default typical for a credit agreement governing credit facilities of the size, type and tenor of the DIP Facility. Among the covenants were those limiting our ability and the ability of some of our subsidiaries to incur debt or liens, provide guarantees, make investments and pay dividends. As of August 31, 2001, we had no outstanding debt and $3,232 of outstanding letters of credit under the DIP Facility. As discussed below, the DIP Facility was replaced by the Senior Secured Revolving Credit Facility on January 25, 2002.

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

        We are responsible for decontaminating and decommissioning a nuclear licensed site owned and operated by EMD. During 2001, one facility underwent decontamination and decommissioning at a total cost of $8,000, of which the U.S. Navy paid 75% and we paid 25%. In April 2002, we presented a claim to the U.S. Navy requesting funding for the decontamination and decommissioning of the remaining site. Although we do not have a commitment from the U.S. Navy to pay for such future costs, we expect that, as in the past, the U.S. Navy will share in responsibility for such costs. At August 31, 2001 and December 1, 2000, we had an accrual of $1,161 for our share of the future decontamination and decommissioning costs at this site.

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

Letters of credit

        In the normal course of business, we cause letters of credit to be issued in connection with contract performance obligations that are not required to be reflected in the balance sheet. We are obligated to reimburse the issuer of such letters of credit for any payments made thereunder. At August 31, 2001, $153,951 in face amount of letters of credit was outstanding. We pledged cash and cash equivalents as collateral for our reimbursement obligations with respect to $22,410 in face amount of specified letters of credit that were outstanding at August 31, 2001. At August 31, 2001, $128,293 of the outstanding letters of credit were issued under the $500,000 RE&C Financing Facilities and $3,232 of outstanding letters of credit were issued under the DIP Facility described in Note 7, "Credit Facilities."

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

Stock purchase warrants

        At August 31, 2001, we had outstanding stock purchase warrants giving rights to acquire 2,945 shares of our old common stock at an exercise price of $12.00 per share. All such warrants were scheduled to expire in March 2003 and, as described above, were cancelled upon our emergence from bankruptcy in 2002.

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

10.  SEGMENT INFORMATION

        We operate through five operating units, each of which comprised a separate reportable business segment: Power, Infrastructure & Mining, Industrial/Process, Government and Petroleum & Chemicals. The reportable segments were separately managed, served different markets and customers, and differed in their expertise, technology and resources necessary to perform their services. The presentation of operating unit information for the nine months ended September 1, 2000 has been reclassified to conform to the presentation for the nine months ended August 31, 2001.

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

	Quarter ended		Nine months ended
Revenue	August 31, 2001	September 1, 2000	August 31, 2001	September 1, 2000
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Power	$157,726	$179,800	$555,236	$221,196
Infrastructure & Mining	288,275	205,301	787,563	587,827
Industrial/Process	176,710	216,505	606,016	532,627
Government	316,089	256,954	855,681	696,167
Petroleum & Chemicals	50,900	34,689	166,189	34,689

Total segments	989,700	893,249	2,970,685	2,072,506
Corporate and other	(4,134)	(1,252)	(10,210)	(2,118)

Total consolidated revenues	$985,566	$891,997	$2,960,475	$2,070,388

	Quarter ended		Nine months ended
Operating income	August 31, 2001	September 1, 2000	August 31, 2001	September 1, 2000
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Gross profit
Power	$(5,623)	$12,963	$5,903	$14,962
Infrastructure & Mining	14,057	12,016	41,604	38,440
Industrial/Process	(5,899)	14,413	(65)	24,787
Government	13,271	8,112	43,501	33,018
Petroleum & Chemicals	3,617	1,288	4,637	1,288
Corporate and other	(1,437)	(871)	(6,330)	(2,102)

Total gross profit	17,986	47,921	89,250	110,393

Corporate general and administrative expense	(13,056)	(12,869)	(43,790)	(24,366)

Goodwill amortization
Power	—	—	—	—
Infrastructure & Mining	(68)	(599)	(203)	(798)
Industrial/Process	(230)	(63)	(244)	(63)
Government	(3,417)	(3,448)	(10,250)	(10,694)
Petroleum & Chemicals	—	—	—	—
Corporate and other	(111)	(9,211)	(335)	(10,053)

Total goodwill amortization	(3,826)	(13,321)	(11,032)	(21,608)

Integration and merger costs
Power	—	—	—	—
Infrastructure & Mining	—	(50)	—	(50)
Industrial/Process	—	—	—	—
Government	—	(30)	—	(30)
Petroleum & Chemicals	—	—	—	—
Corporate and other	695	(9,976)	(17,649)	(9,976)

Total integration and merger costs	695	(10,056)	(17,649)	(10,056)

Operating income (loss)
Power	(5,623)	12,963	5,903	14,962
Infrastructure & Mining	13,989	11,367	41,401	37,592
Industrial/Process	(6,129)	14,350	(309)	24,724
Government	9,854	4,634	33,251	22,294
Petroleum & Chemicals	3,617	1,288	4,637	1,288
Corporate and other	(13,909)	(32,927)	(68,104)	(46,497)

Total operating income	$1,799	$11,675	$16,779	$54,363

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

OVERVIEW

        The deadline to timely file this report was October 15, 2001. On October 15, 2001, we filed a current report on Form 8-K announcing that we did not file this report by the prescribed due date because we needed additional time to prepare the consolidated financial statements and related disclosures required to be included herein.

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

        Prior to the beginning of the quarter ended August 31, 2001, we experienced a significant deterioration in liquidity as the projects and obligations we obtained in the acquisition of the RE&C businesses experienced significant cash flow deficits. Between July 7, 2000, when the RE&C transaction closed, through May 14, 2001, when WGI filed its bankruptcy petition, the RE&C projects experienced cash flow deficits of approximately $416.5 million. As a result of this liquidity drain, we announced on March 2, 2001 that we faced severe near-term liquidity problems as a result of our acquisition of the RE&C businesses. On March 9, 2001, because of those liquidity problems, we suspended work on two large construction projects located in Massachusetts that were part of the acquisition, and on May 14, 2001, the Corporation and several but not all of its direct and indirect subsidiaries filed voluntary petitions to reorganize under Chapter 11 of the U.S. Bankruptcy Code in the U.S. District Court for the District of Nevada (Case No. BK-N-01-31627). On December 21, 2001, the bankruptcy court entered an order confirming the Second Amended Joint Plan of Reorganization of Washington Group International, Inc., et. al., as modified (the "Plan of Reorganization"). On January 25, 2002 (the

"Effective Date"), we emerged from bankruptcy protection pursuant to our Plan of Reorganization. Each of these events are discussed in more detail below.

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

Normal profit reserve (in millions)
July 7, 2000 balance	$233.1
Cost of revenue (decrease)	(24.5)

September 1, 2000 balance	208.6
Cost of revenue (decrease)	(25.7)

December 1, 2000 balance	182.9
Cost of revenue (decrease)	(30.5)

March 2, 2001 balance	152.4
Adjustments on reformed and rejected contracts (see discussion below)	(53.4)
Cost of revenue (decrease)	(22.3)

June 1, 2001 balance	76.7
Cost of revenue (decrease)	(16.0)

August 31, 2001 balance	$60.7

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

RESULTS OF OPERATIONS
QUARTER AND NINE MONTHS ENDED SEPTEMBER 1, 2000 COMPARED TO
THE QUARTER AND NINE MONTHS ENDED AUGUST 27, 1999

	Quarter ended		Nine months ended
	August 31, 2001	September 1, 2000	August 31, 2001	September 1, 2000
	(In millions)
Revenue	$985.6	$892.0	$2,960.5	$2,070.4

Gross profit	$18.0	$47.9	$89.3	$110.4
General and administrative expenses	(13.1)	(12.9)	(43.8)	(24.4)
Goodwill amortization	(3.8)	(13.3)	(11.0)	(21.6)
Integration and merger costs	.7	(10.1)	(17.7)	(10.1)
Investment income	.8	4.4	8.5	5.8
Interest expense	(10.3)	(12.8)	(47.0)	(17.7)
Other income (expense), net	(.6)	.8	(6.6)	1.4
Reorganization items	(30.5)	—	(21.6)	—
Income tax (expense) benefit	10.8	(1.9)	13.9	(17.3)
Minority interests	(4.4)	(2.8)	(8.9)	(6.5)

Net income (loss)	$(32.4)	$(.7)	$(44.9)	$20.0

Revenue and gross profit

        During the quarter ended August 31, 2001, we operated under the direction of the U.S. Bankruptcy Court for the District of Nevada. Operations during the third quarter were impacted by the "rejection," as that term is used in bankruptcy law, of contracts in process.

        During the quarter ended August 31, 2001, we rejected certain contracts in process. Assets related to those contracts in process, including accounts receivable and unbilled receivables, were written-off through charges against income, upon the date of rejection. The charges to income were classified as "Reorganization Items" in the statement of operations. Related liabilities, including liabilities subject to compromise, were not discharged (written-off) until the U.S. Bankruptcy Court approved our Plan of Reorganization and we emerged from bankruptcy on January 25, 2002. Any liabilities that arose as a result of the rejection of contracts were accrued by charges against income (Reorganization Items) upon the date of rejection.

        Revenue for the quarter and nine months ended August 31, 2001 was $985.6 million and $2,960.5 million, respectively, an increase of 10% and 30%, respectively, compared to the quarter and nine months ended September 1, 2000. The increase in revenue was due to the acquisition of the RE&C businesses on July 7, 2000. The results of operations for RE&C are included in the results of operations for both the quarter and nine months ended August 31, 2001, but are included only in the third quarter of the comparable periods of 2000.

        The Power operating unit recognized $157.7 million and $555.2 million of revenue during the quarter and nine months ended August 31, 2001, respectively. On March 9, 2001, we suspended work on two large construction projects located in Massachusetts that were a part of the acquisition of the RE&C businesses. Although we were subsequently retained to participate on these two projects, our role during the quarter and nine months ended August 31, 2001 was significantly diminished. Revenue and gross profit between March 2, 2001 and August 31, 2001 reflected the impact of our diminished role. During this period we also converted, through negotiation with the project owners and the Seller, two other large, fixed-price power generation projects from fixed-price to cost-reimbursable contracts. While those conversions reduced our risk exposure and allowed the projects to continue, it also reduced the revenue and gross profit generated by those projects to lower levels. As a result of the foregoing, the Power operating unit experienced an operating loss of $5.6 million and operating income of $5.9 million during the quarter and nine months ended August 31, 2001.

        During the quarter and nine months ended August 31, 2001, the Infrastructure & Mining operating unit recognized $288.3 million and $787.6 million in revenue, respectively. Significant sources of revenue and operating income included a dam and power project in the Philippines, a light rail project in New Jersey, a variety of highway and other heavy construction work, engineering services projects and various mining operations.

        Although the Industrial Process operating unit's revenue in nine months ended August 31, 2001 increased relative to the comparable periods in 2000, an operating loss of $6.1 million was incurred during the third quarter of 2001 and $.3 million for the nine months ended August 31, 2001. The operating losses resulted from the establishment of contract related reserves and additional provisions for collection of accounts receivable during the quarter.

        The Government operating unit's revenue for the quarter and nine months ended August 31, 2001 was $316.1 million and $855.7 million. Chemical demilitarization projects and site management and operation projects for the U.S. Department of Energy were the primary sources of this revenue.

        The Petroleum & Chemicals operating unit's revenue of $50.9 million and $166.2 million for the quarter and nine months ended August 31, 2001, respectively, consists solely of projects acquired from the RE&C acquisition. Included in the operating unit were the operations of our Netherlands subsidiary which was liquidated June 21, 2001. See Note 4, "Reorganization Case and Fresh-start

Reporting—Washington International B.V." of the Notes to Consolidated Financial Statements in Item 1 of this report.

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

        At August 31, 2001, backlog of $4,048.3 million was comprised of $1,642.8 million (41%) from fee-type contracts and $2,405.5 million (59%) from fixed-price contracts and our share from mining ventures.

General and administrative expense

        General and administrative expense of $13.1 million and $43.8 million for the quarter and nine months ended August 31, 2001 increased $.2 million and $19.4 million from the comparable periods of 2000. Because the RE&C acquisition occurred during the third quarter of 2000, general and administrative expenses are comparable; however, while the first two quarters of 2001 included the addition of administrative costs related to the acquisition of the RE&C businesses, the first two quarters of 2000 included no such costs.

Goodwill amortization

        Amortization of goodwill for the quarter and nine months ended August 31, 2001 was $3.8 million and $11.0 million compared to the 13.3 million and $21.6 million for the quarter and nine months ended September 1, 2000. The third quarter and nine months ended September 1, 2000 included amortization of goodwill between July 7, 2000 and September 1, 2000, which goodwill was determined based on a preliminary allocation of the purchase price of the RE&C acquisition. During the fourth quarter of 2000, $444.1 million of the preliminary goodwill related to RE&C was determined to be more appropriately classified as an arbitration claim receivable from the Seller. However, under the terms of the Raytheon Settlement, we subsequently agreed to dismiss all litigation against the Sellers related to the acquisition and to discontinue the purchase price adjustment and binding arbitration process. Therefore, we wrote off the receivable from the Sellers as an asset impairment during 2000.

        In addition, during the fourth quarter of 2000, we made adjustments reducing goodwill for items that were identified subsequent to the initial purchase price allocation that we believed were additional misstatements, based on additional information that we obtained, but that were not included in the arbitration claim. Cost of revenue included adjustments to estimates at completion on contracts and increases in self-insurance reserves. The impairment of assets was primarily unrecoverable accounts receivable. These amounts totaled $144.5 million and were charged to operations in the three months ended December 1, 2000.

        As a result of the foregoing events and the substantial negative cash flows of RE&C, we analyzed for impairment the assets acquired in the acquisition of RE&C, including goodwill. Based upon the results of our analysis, we recorded a charge against income during the quarter ended December 1, 2000 of $747.5 million for impairment of acquired assets, including $671.5 million of goodwill. Thus, the goodwill that continued to be amortized during the quarter and nine months ended August 31, 2001 is essentially the remaining balance of the goodwill that existed prior to July 7, 2000.

Integration and merger costs

        As a result of the acquisition of RE&C on July 7, 2000, we incurred significant costs associated with the integration and merger of the two companies. The costs were primarily incurred for accounting, legal and financial advisory services. For the quarter and nine months ended August 31, 2001, those costs were $(.7) million and $17.7 million, respectively. During the quarter and nine months ended September 1, 2000, we incurred $10.1 million in integration and merger costs.

Investment income

        Investment income for the quarter ended August 31, 2001 was $.8 million compared with $4.4 million during the third quarter of 2000. During the quarter ended September 1, 2000 we earned investment income on excess funds derived from the financing of the acquisition of RE&C. During the third quarter of 2001, less funds were available for investment.

        Investment income for the nine months ended August 31, 2001 was $8.5 million compared with $5.8 million during the comparable period in 2000. The increase in investment income during the nine months ended August 31, 2001 was generated primarily during the first quarter, when excess funds still existed. Lesser amounts were earned during the second quarter and minimal amounts were earned during the third quarter, as the RE&C businesses experienced significant cash flow deficits. $4.4 million of the $5.8 million in investment income generated during the nine months ended September 1, 2000 was earned during the third quarter through the investment of excess funds available after the acquisition of RE&C.

Interest expense

        Interest expense includes three components: amortization of fees associated with our lines of credit, fees on letters of credit and interest expense. Interest expense for the quarter and nine months ended August 31, 2001 was $10.3 million and $47.0 million, respectively. During the comparable periods of 2000, interest expense was $12.8 million and $17.7 million, respectively.

        Interest expense during the quarter ended August 31, 2001 is comprised of costs related partially to the RE&C Financing Facilities and Senior Unsecured Notes and partially to the DIP Facility and was comprised primarily of amortization of prepaid bank fees. At the date of our bankruptcy filing, we ceased accruing interest expense on our debt subject to compromise. Contractual interest expense not recorded totaled $22.6 million and $27.3 million, respectively, for the quarter and nine months ended August 31, 2001.

        Interest expense during the quarter ended September 1, 2000 primarily arose under the RE&C Financing Facilities and Senior Unsecured Notes. Interest for the first six months of 2000 arose under the facilities in place prior to the acquisition of RE&C, the principal of which was significantly smaller and thus, generated significantly less interest expense.

Reorganization items

        Reorganization items include the following:

	Quarter ended August 31, 2001	Nine months ended August 31, 2001
Professional fees and other expenses related to the bankruptcy proceedings	$(25.0)	$(38.5)
Impairment of assets of rejected projects	(5.5)	(15.1)
Net gain from liquidation of insolvent subsidiary	—	32.0

Total reorganization items	$(30.5)	$(21.6)

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

Income tax expense

        The effective tax rate for the quarter and nine months ended August 31, 2001 was 27.8% compared to 47.4% and 39.5% for the comparable periods of 2000. The primary reason for the decrease in the effective tax rate for 2001 was the impact of nondeductible expenses, mainly reorganization costs, reducing the tax deductible loss.

Minority interests

        Minority interests in the income of consolidated subsidiaries of $4.4 million and $8.9 million, respectively, for the quarter and nine months ended August 31, 2001 consist of BNFL's 40% minority interest in the income of WGSG and a 35% minority interest in the income of Safe Sites of Colorado LLC, a subsidiary of WGSG.

OPERATING SEGMENT RESULTS

(In millions)

	Quarter ended		Nine months ended
Revenue	August 31, 2001	September 1, 2000	August 31, 2001	September 1, 2000
Power	$157.7	$179.8	$555.2	$221.2
Infrastructure & Mining	288.3	205.3	787.6	587.8
Industrial/Process	176.7	216.5	606.0	532.6
Government	316.1	257.0	855.7	696.2
Petroleum & Chemicals	50.9	34.7	166.2	34.7
Intersegment and other	(4.1)	(1.3)	(10.2)	(2.1)

Total revenue	$985.6	$892.0	$2,960.5	$2,070.4

	Quarter ended		Nine months ended
Operating income	August 31, 2001	September 1, 2000	August 31, 2001	September 1, 2000
Power	$(5.6)	$13.0	$5.9	$15.0
Infrastructure & Mining	13.9	11.4	41.4	37.6
Industrial/Process	(6.1)	14.3	(.3)	24.7
Government	9.9	4.6	33.3	22.3
Petroleum & Chemicals	3.6	1.3	4.6	1.3
Intersegment and other	(.8)	(20.0)	(24.3)	(22.1)

Total segment operating income	14.9	24.6	60.6	78.8
General and administrative expense	(13.1)	(12.9)	(43.8)	(24.4)

Total operating income	$1.8	$11.7	$16.8	$54.4

Power

        Revenue for the quarter and nine months ended August 31, 2001 was $157.7 million and $555.2 million, and operating income (loss) was $(5.6) million and $5.9 million, respectively.

        On March 9, 2001, we suspended work on two large construction projects located in Massachusetts that were a part of the acquisition of the RE&C businesses. Although we were subsequently retained to participate on these two projects, our role during the quarter and nine months ended August 31, 2001 was significantly diminished. Revenue and operating income between March 2, 2001 and August 31, 2001 reflected the impact of our diminished role. During this period we also converted, through negotiation with the project owners and the Seller, two other large, fixed-price power generation projects from fixed-price to cost-reimbursable contracts. While those conversions reduced our risk exposure and allowed the projects to continue, it also reduced the revenue and profit generated by those projects to lower levels. As a result of the foregoing, an operating loss of $5.6 million and operating income of $5.9 million was recognized during the quarter and nine months ended August 31, 2001.

        Operating income (loss) for the quarter and nine months ended August 31, 2001 included the recognition of $(1.3) million and $21.3 million of normal profit from certain contracts obtained in the RE&C acquisition.

        During the nine months ended September 1, 2000, the Power operating unit recognized revenue of $179.8 million and $221.2 million, respectively, and operating income of $13.0 million and $15.0 million, respectively. During the third quarter of 2000, the Power operating unit began recognizing revenue from the operation of large fixed-price contracts acquired from RE&C, which caused a sharp increase in revenue and operating income for the quarter and nine months ending September 1, 2000 from historical run rates. The increase in revenues during the third quarter and nine months of 2001 over the corresponding period in 2000 was caused primarily by project revenues from power generation projects obtained in the acquisition of RE&C.

        Operating income for the quarter and nine months ended September 1, 2000 included the recognition of $12.4 million of normal profit from certain contracts obtained in the RE&C acquistion.

        During the second quarter of 2001, $801.0 million of previously recorded backlog was reversed due to the suspension of work on two RE&C power projects in Massachusetts. During the third quarter of 2001, the new work awards were comprised almost entirely of renegotiated contracts that enabled the continuation of work on the two construction projects described above. New work bookings during the quarter and nine months ended August 31, 2001 were $118.9 million and $327.7 million, respectively. Backlog at August 31, 2001 was $513.2 million.

Infrastructure & Mining

        During the quarter and nine months ended August 31, 2001, the Infrastructure & Mining operating unit recognized $288.3 million and $787.6 million in revenue and $13.9 million and $41.4 million in operating income, respectively. Significant sources of revenue and operating income included a dam and power project in the Philippines, a light rail project in New Jersey, a variety of highway and other heavy construction work, engineering services projects and various mining operations.

        On March 28, 2001, we purchased an additional 17% of MIBRAG mbH ("MIBRAG"), a coal mine operating in Germany, bringing our total ownership to 50%. Revenue and operating income during the quarter and nine months ended August 31, 2001 was positively affected by the additional ownership interest.

        Operating income for the quarter and nine months ended August 31, 2001 included recognition of normal profit of $10.6 million and $31.2 million, respectively, related to projects obtained in the RE&C acquisition. The combination of the effects of the acquisition of RE&C and the increased investment in MIBRAG account for the increase in revenue and operating income in the third quarter and nine months of 2001 compared to 2000.

        Revenue for the quarter and nine months ended September 1, 2000 were $205.3 million and $587.8 million, respectively, which included $56 million from projects obtained in the RE&C acquisition.

        Operating income for the quarter and nine months ended September 1, 2000 were $11.4 million and $37.6 million, respectively. The nine months ended September 1, 2000 included a second quarter $4.0 million settlement on an international contract, the elimination of a $3.9 million provision for loss related to a fixed-price contract and reflected only a one-third interest in MIBRAG.

        Operating income for the quarter and nine months ended September 1, 2000 included the recognition of $5.6 million of normal profit from certain contracts obtained in the RE&C acquisition.

        New work awards during the quarter and nine months ended August 31, 2001 were $194.6 million and $535.2 million, respectively. During the nine months ended August 31, 2001, over $150 million in new work awards came from additional client funding on our New Jersey light rail project. Backlog at August 31, 2001 was $1,556.5 million.

Industrial/Process

        Revenue for the quarter and nine months ended August 31, 2001 was $176.7 million and $606.0 million and operating income (loss) was $(6.1) million and $(.3) million, respectively. The operating loss resulted from the establishment of contract related reserves and additional provisions for uncollectable accounts receivable during the quarter ended August 31, 2001. Operating income (loss) included the recognition of $-0- million and $.8 million for the quarter and nine months ended August 31, 2001, respectively, of normal profit related to projects obtained in the RE&C acquisition.

        Revenue for the quarter and nine months ended September 1, 2000 were $216.5 million and $532.6 million, respectively, and operating income was $14.3 million and $24.7 million, respectively. The third quarter of 2000 included a $4.5 million positive insurance settlement.

        Operating income for the quarter and nine months ended September 1, 2000 included the recognition of $.5 million of normal profit from certain contracts obtained in the RE&C acquisition.

        New work awards for the quarter and nine months ended August 31, 2001 were $150.5 million and $636.0 million, respectively. During the nine months ended August 31, 2001, new work included $131.1 million in the telecommunications market, $91.6 million of which was subsequently reversed as a result of client project cancellation. Backlog at August 31, 2001 was $561.5 million.

Government

        Revenue for the quarter and nine months ended August 31, 2001 was $316.1 million and $855.7 million and operating income was $9.9 million and $33.3 million, respectively. Chemical demilitarization projects and site management and operation projects for the U.S. Department of Energy were the primary sources of this revenue. Operating income included the recognition of $5.1 million and $10.3 million, respectively, of normal profit on contracts acquired from RE&C.

        The Government operating unit recognized revenue of $257.0 million and $696.2 million during the quarter and nine months ended September 1, 2000. Operating income was $4.6 million and $22.3 million during the same periods in 2000. Operating income was also affected by a strike at the Electro-Mechanical Division plant, which ended near the end of the first quarter of 2000. The increase in revenues and operating income during the third quarter and nine months of 2001 over the corresponding period in 2000 was caused primarily by additional project revenues and operating income from chemical demilitarization projects obtained in the acquisition of RE&C.

        Operating income for the quarter and nine months ended September 1, 2000 included the recognition of $2.4 million of normal profit from certain contracts obtained in the RE&C acquisition.

        New work awards during the quarter and nine months ended August 31, 2001 were $169.0 million and $755.7 million, respectively, and included $51.9 million in contract renewals at U.S. Department of Energy sites and $121.8 million in new orders at the Electro-Mechanical Division during the nine months ended August 31, 2001. Backlog at August 31, 2001 was $1,262.9 million.

Petroleum & Chemicals

        Revenue for the quarter and nine months ended August 31, 2001 was $50.9 million and $166.2 million and operating income was $3.6 million and $4.6 million, respectively. Operating income included the recognition of $1.6 million and $5.3 million for the quarter and nine months ended August 31, 2001 of normal profit on contracts acquired from RE&C. We had no revenue or operating income from this operating unit except that which was obtained through the acquisition of RE&C.

        The Petroleum & Chemicals operating unit was obtained through the acquisition of RE&C on July 7, 2000. Therefore, revenue and operating income for the quarter and nine months ended September 1, 2000 was $34.7 million and $1.3 million, respectively. Operating income for the quarter and nine months ended September 1, 2000 included the recognition of $3.6 million of normal profit from certain contracts obtained in the RE&C acquisition.

        On June 21, 2001, our Netherlands subsidiary was liquidated, causing declines in the petroleum and chemicals businesses at that point in time. (See Note 4, "Reorganization Case and Fresh-start Reporting—Washington International B.V." of the Notes to Consolidated Financial Statements in Item 1 of this report.) The nine month period ended August 31, 2001 contains the operations of Washington International B.V. prior to its liquidation. In addition, although formal liquidation procedures related to the insolvent Dutch subsidiary began on June 21, 2001, the fact that our DIP Facility contained terms that prohibited the additional commitment of our resources for the subsidiary's operations made its eventual liquidation inevitable. Therefore, the effect of the liquidation was recognized as of May 29, 2001 when a suspension of payments with respect to Washington International B.V. was ordered under Dutch law, which suspension irrevocably transferred control to a trustee. A gain on the liquidation of the subsidiary of $32.0 million was recognized as a reorganization item for the quarter ended June 1, 2001.

        New work awards during the quarter and nine months ended August 31, 2001 were $8.2 million and $34.0 million. In anticipation of the liquidation of our Netherlands subsidiary described above, we reversed $89.7 million in backlog during the second quarter of 2001. Backlog at August 31, 2001 was $154.3 million.

Intersegment and other

        For the quarter and nine months ended August 31, 2001, intersegment and other includes goodwill amortization of $3.8 million and $11.0 million and integration and merger costs of $(.7) million and $17.6 million, respectively. Goodwill amortization amounted to $13.3 million and $21.6 million during the quarter and nine months ended September 1, 2000, and integration and merger costs were $10.1 million.

SEGMENT NEW WORK

        New work, which represents additions to backlog for the period, is presented below:

	Quarter ended		Nine months ended
Quarter and nine months ended	August 31, 2001	September 1, 2000	August 31, 2001	September 1, 2000
	(In millions)
Power	$118.9	$27.1	$327.7	$72.2
Infrastructure & Mining	194.6	225.9	535.2	673.1
Industrial/Process	150.5	138.8	636.0	541.9
Government	169.0	124.4	755.7	313.1
Petroleum & Chemicals	8.2	3.0	34.0	3.0
Other	(4.0)	(1.0)	(10.1)	(1.9)

Total new work	$637.2	$518.2	$2,278.5	$1,601.4

FINANCIAL CONDITION AND LIQUIDITY

Liquidity and capital resources	August 31, 2001	September 1, 2000
	(in millions)
Cash and cash equivalents
Beginning of period	$393.4	$29.6
End of period	149.9	372.1
	Nine months ended
	August 31, 2001	September 1, 2000
Net cash provided (used) by:
Operating activities	$(219.0)	$(50.8)
Investing activities	$13.2	(176.7)
Financing activities	$(37.8)	570.0

        We have three principal sources of near-term liquidity: (1) cash generated by its operations, (2) existing cash and cash equivalents and (3) borrowings under our credit facilities.

        Between July 7, 2000, when the RE&C transaction closed, through May 14, 2001, when WGI filed its bankruptcy petition, the RE&C projects experienced cash flow deficits of approximately $416.5 million. As a result of this liquidity drain, on March 2, 2001, we announced that we faced severe near-term liquidity problems as a result of our acquisition of RE&C. On March 9, 2001, because of those liquidity problems, we suspended work on two large construction projects located in Massachusetts that were part of the acquisition, and on May 14, 2001, we and several but not all of our direct and indirect subsidiaries filed voluntary petitions to reorganize under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Nevada (Case No. BK-N-01-31627). On December 21, 2001, the bankruptcy court entered an order confirming our Plan of Reorganization. On January 25, 2002, the Effective Date, we emerged from bankruptcy protection pursuant to our Plan of Reorganization. During the three months ended August 31, 2001, we received a $62.9 million settlement of claims and change orders on a large chemical demilitarization contract in the Government business unit which was the major reason for the increase in cash of $50 million during the quarter ended August 31, 2001.

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

DIP Facility

        On May 14, 2001, we filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code. On the same day, we entered into the DIP Facility with some of our subsidiaries as guarantors, for a commitment of $195,000 with the ability to increase the total commitment to $350,000. On June 5, 2001, the DIP Facility lenders approved an increase in the total commitment from $195,000 to $220,000. The DIP Facility was to be used (i) to finance the costs of restructuring and (ii) for ongoing working capital, general corporate purposes and letter of credit issuance. The borrowing rate under the DIP Facility was the prime rate, plus an additional margin of 4.0%. The effective interest rate was 10.5% as of August 31, 2001. The DIP Facility carried other fees, including commitment fees and letter of credit fees, normal and customary for such credit agreements. The credit agreement under which the DIP Facility was made available contained affirmative and negative covenants, reporting covenants and specified events of default typical for a credit agreement governing credit facilities of the size, type and tenor of the DIP Facility. Among the covenants were those limiting our ability and the ability of some of our subsidiaries to incur debt or liens, provide guarantees, make investments and pay dividends. As of January 24, 2002, we had no outstanding debt and $32,800 of outstanding letters of credit under the DIP Facility. As discussed below, the DIP Facility was replaced by the Senior Secured Revolving Credit Facility on January 25, 2002.

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

        We are subject to foreign currency translation and exchange issues, primarily with regard to our mining venture, MIBRAG mbH, in Germany. At August 31, 2001, the cumulative adjustments for translation losses net of related income tax benefits was $16.5 million. We realized a pretax loss on foreign currency exchange transactions of $723 thousand and $698 thousand, respectively, for the quarter and nine months ended August 31, 2001. We endeavor to enter into contracts with foreign customers with repayment terms in U.S. currency in order to mitigate foreign exchange risk.

BACKLOG

        Backlog of all uncompleted contracts at August 31, 2001 was $4,048.3 million, compared with $5,659.4 million at December 1, 2000. New work awarded in the quarter and nine months ended August 31, 2001 totaled $637.2 million and $2,278.5 million compared with $518.2 million and $1,601.4 million for the quarter and nine months ended September 1, 2000.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
(In thousands of dollars)

Interest rate risk

        Our exposure to market risk for changes in interest rates relates primarily to our short-term investment portfolio and debt obligations. Our short-term investment portfolio consists primarily of highly liquid instruments with maturities of one month or less. As of August 31, 2001, we had $40 million in short-term investments classified as cash equivalents. Of total cash and cash equivalents at August 31, 2001 of $150 million, $35 million was restricted for use on the operations of our consolidated joint ventures, by projects having contractual cash restrictions and our self-insurance programs.

        From time to time, we effect borrowings under bank credit facilities or otherwise for general corporate purposes, including working capital requirements and capital expenditures. Borrowings under our DIP Facility at August 31, 2001, of which there were none, bore interest at the applicable LIBOR or prime rate plus an additional margin and, therefore, were subject to fluctuations in interest rates.

Foreign currency risk

        We conduct our business in various regions of the world. Our operations are, therefore, subject to volatility because of currency fluctuations, inflation changes and changes in political and economic conditions in these countries. We are subject to foreign currency translation and exchange issues, primarily with regard to our mining venture, MIBRAG, in Germany. At August 31, 2001, the cumulative adjustments for translation losses net of related income tax benefits were $16.5 million. While we endeavor to enter into contracts with foreign customers with repayment terms in U.S. currency in order to mitigate foreign exchange risk, our revenues and expenses are sometimes denominated in local currencies, and our results of operations may be affected adversely as currency fluctuations affect pricing and operating costs or those of our competitors. We engage from time to time in hedging operations, including forward foreign exchange contracts, to reduce the exposure of our cash flows to fluctuations in foreign currency rates. We do not engage in hedging for speculative investment reasons. We can give no assurances that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies.

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

  (b)
  Reports on Form 8-K

    On July 16, 2001, we filed a current report on Form 8-K dated July 16, 2001 announcing that on July 15, 2001 we filed with the U.S. Bankruptcy Court for the District of Nevada a monthly operating report for the month ended June 1, 2001. In addition, we announced that we would not file our quarterly report on Form 10-Q for the quarterly period ended June 1, 2001 by July 16, 2001, the prescribed due date for such filing, because we needed additional time to prepare the consolidated financial statements and related disclosures required to be included therein.

    On August 2, 2001, we filed a current report on Form 8-K dated July 24, 2001 disclosing that on July 24, 2001, we received approval from the U.S. Bankruptcy Court for the District of Nevada of our Disclosure Statement with respect to the Second Amended Joint Plan of Reorganization (as amended, the "Plan"). We also noted that on July 24, 2001, the Bankruptcy Court fixed August 27, 2001 as the last day for creditors to vote on the Plan.

    On August 13, 2001, we filed a current report on Form 8-K dated August 13, 2001 announcing that on July 15, 2001, we filed with the U.S. Bankruptcy Court for the District of Nevada a monthly operating report for the month ended June 29, 2001.

    On August 29, 2001, we filed a current report on Form 8-K dated August 27, 2001 disclosing that on August 27, 2001, the examiner appointed by the U.S. Trustee for the District of Nevada in the bankruptcy proceedings of Washington Group International, Inc. submitted to the U.S. Bankruptcy Court for the District of Nevada its report on the reasons for the chapter 11 filing.

    On August 31, 2001, we filed a current report on Form 8-K dated August 23, 2001 disclosing that on August 23, 2001, we filed with the U.S. Bankruptcy Court for the District of Nevada a Modification to our Second Amended Joint Plan of Reorganization and a Motion seeking, among other things, a finding that a supplemental disclosure of the Modification was adequate for distribution to certain creditors.

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

*
Filed herewith.

E-1

QuickLinks

WASHINGTON GROUP INTERNATIONAL, INC. (Debtor-in-Possession) Quarterly Report Form 10-Q for the Quarter Ended August 31, 2001
TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION
WASHINGTON GROUP INTERNATIONAL, INC. (Debtor-in-Possession) CONSOLIDATED STATEMENTS OF OPERATIONS QUARTER AND NINE MONTHS ENDED AUGUST 31, 2001 AND SEPTEMBER 1, 2000 (In thousands except per share data) (UNAUDITED)
WASHINGTON GROUP INTERNATIONAL, INC. (Debtor-in-Possession) CONSOLIDATED BALANCE SHEETS AT AUGUST 31, 2001 (UNAUDITED) AND DECEMBER 1, 2000 (In thousands except per share data)
WASHINGTON GROUP INTERNATIONAL, INC. (Debtor-in-Possession) CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS NINE MONTHS ENDED AUGUST 31, 2001 AND SEPTEMBER 1, 2000 (In thousands) (UNAUDITED)
WASHINGTON GROUP INTERNATIONAL, INC. (Debtor-in-Possession) CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) QUARTER AND NINE MONTHS ENDED AUGUST 31, 2001 AND SEPTEMBER 1, 2000 (In thousands) (UNAUDITED)
WASHINGTON GROUP INTERNATIONAL, INC. (Debtor-in-Possession) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (In thousands of dollars except per share data)
RESULTS OF OPERATIONS QUARTER AND NINE MONTHS ENDED SEPTEMBER 1, 2000 COMPARED TO THE QUARTER AND NINE MONTHS ENDED AUGUST 27, 1999
OPERATING SEGMENT RESULTS (In millions)
SEGMENT NEW WORK
FINANCIAL CONDITION AND LIQUIDITY
BACKLOG
CONTINGENCIES AND COMMITMENTS
ACCOUNTING STANDARDS
SIGNATURES
CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER OF WASHINGTON GROUP INTERNATIONAL, INC. PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER OF WASHINGTON GROUP INTERNATIONAL, INC. PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
WASHINGTON GROUP INTERNATIONAL, INC. EXHIBIT INDEX