Form 10-Q
period 2002-09-27
WASHINGTON GROUP INTERNATIONAL INC
filed 2002-11-12
CIK 906469

Use these links to rapidly review the document
TABLE OF CONTENTS

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 27, 2002

Commission File Number 1-12054

WASHINGTON GROUP INTERNATIONAL, INC.

A Delaware Corporation

IRS Employer Identification No. 33-0565601

720 PARK BOULEVARD, BOISE, IDAHO 83712
208 / 386-5000

        At September 27, 2002, 25,000,000 shares of the registrant's $.01 par value common stock were outstanding.

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
Quarter Ended September 27, 2002

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
PART I
Item 1. Consolidated Financial Statements and Notes Thereto

Statements of Operations for the Three Months Ended September 27, 2002 and August 31, 2001, Eight Months Ended September 27, 2002, One Month Ended February 1, 2002 and Nine Months Ended August 31, 2001
Balance Sheets at September 27, 2002, February 1, 2002 and November 30, 2001
Condensed Statements of Cash Flows for the Eight Months Ended September 27, 2002, One Month Ended February 1, 2002 and Nine Months Ended August 31, 2001

Statements of Comprehensive Income (Loss) for the Three Months Ended September 27, 2002 and August 31, 2001, Eight Months Ended September 27, 2002, One Month Ended February 1, 2002 and Nine Months Ended August 31, 2001
Notes to Financial Statements
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON GROUP INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)
 (UNAUDITED)

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three months Ended September 27, 2002	Three months ended August 31, 2001	Eight months ended September 27, 2002	One month ended February 1, 2002	Nine months ended August 31, 2001
Operating revenue	$903,733	$981,386	$2,471,270	$349,912	$2,950,732
Equity in net income of mining ventures	1,482	4,180	9,548	3,109	9,743

Total revenue	905,215	985,566	2,480,818	353,021	2,960,475
Cost of revenue	(858,018)	(967,580)	(2,356,440)	(338,792)	(2,871,225)

Gross profit	47,197	17,986	124,378	14,229	89,250
General and administrative expenses	(11,103)	(13,056)	(30,708)	(4,180)	(43,790)
Goodwill amortization	—	(3,826)	—	—	(11,032)
Integration and merger costs	—	695	—	—	(17,649)
Restructuring charges	—	—	—	(625)	—

Operating income	36,094	1,799	93,670	9,424	16,779
Investment income	228	773	400	400	8,477
Interest expense(a)	(7,346)	(10,293)	(19,345)	(1,193)	(47,021)
Other income (expense), net	(83)	(551)	2,692	(563)	(6,534)

Income (loss) before reorganization items, income taxes, minority interests and extraordinary item	28,893	(8,272)	77,417	8,068	(28,299)
Reorganization items (Note 4)	(3,543)	(30,508)	(3,543)	(72,057)	(21,589)
Income tax (expense) benefit	(11,485)	10,788	(32,800)	20,078	13,878
Minority interests in consolidated subsidiaries	(4,593)	(4,414)	(13,049)	(1,132)	(8,894)

Income (loss) before extraordinary item	9,272	(32,406)	28,025	(45,043)	(44,904)
Extraordinary item—gain on debt discharge, net of tax of $343,539 (Note 4)	—	—	—	567,193	—

Net income (loss)	$9,272	$(32,406)	$28,025	$522,150	$(44,904)

Net income per share
Basic and diluted	$.37	—(b )	$1.12	—(b )	—(b )

Common shares used
Basic and diluted	25,000	—(b )	25,000	—(b )	—(b )

The accompanying notes are an integral part of the consolidated financial statements.

(a)
Contractual interest expense not recorded during bankruptcy proceedings for the one month ended February 1, 2002 and the three and nine months ended August 31, 2001 was $7,090, $22,586 and $27,299, respectively.

(b)
Net income (loss) per share is not presented for these periods, as it is not meaningful because of the revised capital structure of the Successor Company.

WASHINGTON GROUP INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except per share data)
(UNAUDITED)

	Successor Company		Predecessor Company
	September 27, 2002	February 1, 2002 (Fresh-start)	November 30, 2001
ASSETS
Current assets
Cash and cash equivalents	$127,570	$128,201	$128,315
Accounts receivable, including retentions of $24,241, $33,822 and $45,609	289,659	350,898	406,068
Unbilled receivables	153,305	195,869	197,339
Inventories	10,702	11,479	13,706
Refundable income taxes	598	2,924	2,524
Investments in and advances to construction joint ventures	43,491	46,820	54,723
Deferred income taxes	82,615	104,828	193,346
Assets held for sale	188,070	187,819	154,720
Other	27,860	43,572	52,305

Total current assets	923,870	1,072,410	1,203,046

Investments and other assets
Investments in mining ventures	79,613	68,700	83,792
Goodwill	391,372	402,352	176,108
Deferred income taxes	47,487	37,707	463,489
Other assets	31,713	43,551	42,967

Total investments and other assets	550,185	552,310	766,356

Property and equipment, at cost
Construction equipment	121,646	124,341	289,718
Land and improvements	5,950	5,746	5,146
Buildings and improvements	12,359	10,857	23,286
Equipment and fixtures	23,930	17,708	88,702

Total property and equipment	163,885	158,652	406,852
Less accumulated depreciation	(37,918)	—	(235,859)

Property and equipment, net	125,967	158,652	170,993

Total assets	$1,600,022	$1,783,372	$2,140,395

	Successor Company		Predecessor Company
	September 27, 2002	February 1, 2002 (Fresh-start)	November 30, 2001
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable and subcontracts payable, including retentions of $14,720, $17,164 and $11,751	$178,532	$227,638	$180,621
Billings in excess of cost and estimated earnings on uncompleted contracts	158,052	266,875	110,826
Estimated costs to complete long-term contracts	100,406	98,564	77,685
Accrued salaries, wages and benefits, including compensated absences of $45,255, $42,775 and $9,989	138,666	130,476	70,793
Income taxes payable	668	516	249
Other accrued liabilities	88,794	129,742	72,156
Liabilities held for sale	123,176	119,361	114,736

Total current liabilities	788,294	973,172	627,066

Non-current liabilities
Long-term debt	—	40,000	—
Self-insurance reserves	52,158	46,536	20,337
Pension and post-retirement obligations	99,393	95,643	39,723
Other non-current liabilities	113	—	—

Total non-current liabilities	151,664	182,179	60,060

Liabilities subject to compromise (Note 4)	—	—	1,928,219

Contingencies and commitments

Minority interests	75,764	78,021	76,515

Stockholders' equity (deficit)
Preferred stock (Predecessor Company), par value $.01, 10,000 shares authorized	—	—	—
Common stock (Predecessor Company), par value $.01, authorized 100,000 shares; issued 54,486	—	—	545
Preferred stock (Successor Company), par value $.01, 10,000 shares authorized	—	—	—
Common stock (Successor Company), par value $.01, authorized 100,000 shares; issued 25,000	250	250	—
Capital in excess of par value	521,103	521,103	250,118
Stock purchase warrants (Predecessor Company)	—	—	6,550
Stock purchase warrants (Successor Company)	28,647	28,647	—
Retained earnings (accumulated deficit)	28,025	—	(764,656)
Treasury stock (Predecessor Company), 2,019 shares, at cost	—	—	(23,192)
Accumulated other comprehensive income (loss)	6,275	—	(20,830)

Total stockholders' equity (deficit)	584,300	550,000	(551,465)

Total liabilities and stockholders' equity (deficit)	$1,600,022	$1,783,372	$2,140,395

The accompanying notes are an integral part of the consolidated financial statements.

WASHINGTON GROUP INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(UNAUDITED)

	Successor Company	Predecessor Company
	Eight months ended September 27, 2002	One month ended February 1, 2002	Nine months ended August 31, 2001
Net income (loss)	$28,025	$522,150	$(44,904)
Reorganization items	3,543	36,979	21,589
Adjustments to reconcile net income (loss) to cash provided (used) by operating activities
Reorganization items:
Cash paid for reorganization items	(12,295)	(38,248)	(21,125)
Fresh-start adjustments	—	35,078	—
Extraordinary item-gain on debt discharge	—	(567,193)	—
Depreciation of property and equipment	38,715	5,612	54,415
Amortization of goodwill	—	—	11,032
Amortization of prepaid loan fees	8,066	624	11,474
Normal profit	(25,703)	(3,518)	(68,860)
Deferred income taxes	20,034	(10,109)	(23,490)
Minority interests in income of consolidated subsidiaries	21,519	2,094	14,580
Equity in net income of mining ventures less dividends received	(1,561)	(3,109)	8,158
Gain on sale of assets, net	(225)	(227)	(7,289)
Cash forfeited on bankruptcy of foreign subsidiary	—	—	(7,185)
Decrease (increase) in net operating assets and other	(7,582)	24,719	(167,357)

Net cash provided (used) by operating activities	72,536	4,852	(218,962)

Investing activities
Property and equipment acquisitions	(16,469)	(3,996)	(27,784)
Property and equipment disposals	7,078	4,168	19,354
Purchases of securities available for sale	—	—	(12,224)
Sales and maturities of securities available for sale	—	—	51,347
Purchase of interest in mining venture	—	—	(17,500)

Net cash provided (used) by investing activities	(9,391)	172	13,193

Financing activities
Payment on senior secured credit facilities	—	(20,000)	—
Proceeds from debtor-in-possession facility	—	—	16,000
Repayments on debtor-in-possession facility	—	—	(16,000)
Net payments on long-term revolving line of credit	—	—	(1,516)
Financing and bonding fees	—	(34,749)	—
Net borrowings (repayments) from credit agreement	(40,000)	40,000	—
Distributions to minority interests	(23,776)	(227)	(19,758)
Financing fees	—	—	(16,500)

Net cash used by financing activities	(63,776)	(14,976)	(37,774)

Decrease in cash and cash equivalents	(631)	(9,952)	(243,543)
Cash and cash equivalents at beginning of period	128,201	138,153	393,433

Cash and cash equivalents at end of period	$127,570	$128,201	$149,890

Supplemental disclosure of cash flow information:
Interest paid	$10,436	$451	$30,527
Income tax paid, net	1,670	975	4,842

The accompanying notes are an integral part of the consolidated financial statements.

WASHINGTON GROUP INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(UNAUDITED)

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three months ended September 27, 2002	Three months ended August 31, 2001	Eight months ended September 27, 2002	One month ended February 1, 2002	Nine months ended August 31, 2001
Net income (loss)	$9,272	$(32,406)	$28,025	$522,150	$(44,904)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(100)	4,898	6,275	80	1,581
Unrealized gains (losses) on marketable securities:
Unrealized net holding gains arising during period		—		—	474
Less reclassification adjustment for net gains realized in net income		—		—	(861)
Amounts reclassified to net income in fresh-start reporting		—		20,268	—
Derivatives designated as cash flow hedges:
Cumulative effect of adoption of accounting principle		—		—	(1,161)
Deferred loss on foreign exchange and interest rate contracts		265		—	1,848

Other comprehensive income (loss), net of tax	(100)	5,163	6,275	20,348	1,881

Comprehensive income (loss)	$9,172	$(27,243)	$34,300	$542,498	$(43,023)

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

        The establishment of the normal profit reserve and decreases in cost of revenue for the periods indicated are as follows:

Normal profit reserve
July 7, 2000 balance	$233,135
Cost of revenue (decrease)	(50,271)

December 1, 2000 balance	182,864
Adjustments on reformed and rejected contracts (see below)	(53,376)
Cost of revenue (decrease)	(87,200)

November 30, 2001 balance	42,288
Cost of revenue (decrease)	(4,378)

December 28, 2001 balance	37,910
Increase from fresh-start reporting	9,101
Cost of revenue (decrease)	(3,518)

February 1, 2002 balance	43,493
Cost of revenue (decrease)	(8,558)

March 29, 2002 balance	34,935
Cost of revenue (decrease)	(15,705)

June 28, 2002 balance	19,230
Cost of revenue (decrease)	(1,440)

September 27, 2002 balance	$17,790

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

        Of the twenty-three major RE&C projects that had significant contract adjustments discussed above, nine are now complete and five were eliminated in the insolvency proceedings of Washington International B.V. See Note 4, "Reorganization Case and Fresh-start Reporting." Of the remaining projects, six have undergone reformation of the contracts to terms and conditions that permitted us to continue working on the original project and three are continuing under the original terms and conditions. Five of the continuing projects are in the final stages of completion.

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

        As a result of the acquisition, we incurred significant costs associated with the integration and merger of the two companies. They consisted primarily of legal, accounting, consulting and other fees representing external, incremental costs directly related to the acquisition, including business consulting, promotion and systems integration. For the nine months ended August 31, 2001, those costs were $17,649. There were no material amounts during the three months ended August 31, 2001.

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

        On December 21, 2001, the bankruptcy court entered an order confirming our Plan of Reorganization. Substantially all liabilities of the Debtors as of the date of the bankruptcy filing were subject to settlement under our Plan of Reorganization. The order of the bankruptcy court confirming our Plan of Reorganization was the subject of two appeals filed by three of our former unsecured creditors. These appeals have been dismissed by the U.S. District Court for the District of Nevada. The appellants may appeal the dismissals to the Ninth Circuit Court of Appeals. None of the appellants sought to stay the implementation of our Plan of Reorganization as part of its appeal. We believe that the outcomes of these proceedings, individually and collectively, will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

        On January 25, 2002, we entered into the Senior Secured Revolving Credit Facility to fund our working capital requirements. The Senior Secured Revolving Credit Facility bears variable interest at 5.5% above LIBOR or 4.5% above the prime rate, at our choice. It is comprised of a $208,350 revolver and a $141,650 credit-linked note. Repayments are made on a pro rata basis between the revolver and the credit-linked note. The credit-linked note can be utilized for letters of credit or funded borrowings as needed. We are required to meet various financial covenants contained in the Senior Secured Revolving Credit Facility. $18,037 in letters of credit remain outstanding from previous credit facilities until they expire, primarily in 2002.

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

Reorganization items

        Reorganization items include the following:

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three months ended September 27, 2002	Three months ended August 31, 2001	Eight months ended September 27, 2002	One month ended February 1, 2002	Nine months ended August 31, 2001
Professional fees and other expenses related to the bankruptcy proceedings	$3,543	$24,998	$3,543	$36,072	$38,502
Impairment of assets of rejected projects	—	5,510	—	907	15,048
Adjustments of assets and liabilities to fair value	—	—	—	35,078	—
Net gain from liquidation of insolvent subsidiary	—	—	—	—	(31,961)

Total reorganization items	$3,543	$30,508	$3,543	$72,057	$21,589

        During the three months ended September 27, 2002, we recognized a charge of $3,543 related to additional professional fees in connection with various bankruptcy related issues.

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

5.    RESTRUCTURING CHARGES

        During the fourth quarter of 2001, we initiated restructuring actions to improve operational effectiveness and efficiency and reduce expenses worldwide relative to employment levels and excess facilities consistent with the Plan of Reorganization. A liability was recorded in other accrued liabilities with a corresponding charge to restructuring costs for employee termination benefits, impairment charges and enhanced pension benefits. The severance costs represent expected reductions in work force for 1,283 employees representing management, professional, administrative and operational overhead. During the third quarter of 2002, a review of our restructuring plan indicated that work force reductions were essentially complete.

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

        The following presents restructuring charges accrued and costs incurred:

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three months ended September 27, 2002	Three months ended August 31, 2001	Eight months ended September 27, 2002	One month ended February 1, 2002	Nine months ended August 31, 2001
Accrued liability at beginning of period	$15,381	$19,273	$24,718	$44,072	$24,331
Charges and liabilities accrued:
Severance and other employee costs	—	—	—	625	—
Cash expenditures, net of sub-tenant rental income	(2,003)	1,339	(11,340)	(5,824)	(3,719)
Liabilities discharged in bankruptcy	—	—	—	(14,155)	—

Accrued restructuring liability at end of period	$13,378	$20,612	$13,378	$24,718	$20,612

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

	Successor Company		Predecessor Company
Combined financial position of construction joint ventures	September 27, 2002	February 1, 2002 (Fresh-start)
			November 30, 2001
Current assets	$266,977	$269,763	$281,498
Property and equipment, net	15,061	20,845	21,502
Current liabilities	(210,796)	(199,672)	(178,811)

Net assets	$71,242	$90,936	$124,189

	Successor Company	Predecessor Company
Combined results of operations of construction joint ventures	Eight months ended September 27, 2002	One month ended February 1, 2002	Nine months ended August 31, 2001
Revenue	$421,412	$43,721	$386,175
Cost of revenue	(399,272)	(42,419)	(368,340)

Gross profit	$22,140	$1,302	$17,835

	Successor Company	Predecessor Company
WGI's share of results of operations of construction joint ventures	Eight months ended September 27, 2002	One month ended February 1, 2002	Nine months ended August 31, 2001
Revenue	$171,765	$18,096	$143,285
Cost of revenue	(164,190)	(17,641)	(137,961)

Gross profit	$7,575	$455	$5,324

Mining ventures

        At September 27, 2002, we held ownership interests in two incorporated mining ventures: MIBRAG mbH (50%) and Westmoreland Resources, Inc. ("Westmoreland Resources") (20%), which are accounted for under the equity method. We provide contract mining services to these ventures. We currently are in litigation with Westmoreland Resources concerning the contract mining services we provide. See Note 13, "Contingencies and Commitments—Other."

	Successor Company		Predecessor Company
Combined financial position of mining ventures	September 27, 2002	February 1, 2002	November 30, 2001
Current assets	$175,694	$145,827	$175,403
Non-current assets	151,499	125,927	147,639
Property and equipment, net	435,677	381,161	483,662
Current liabilities	(77,098)	(49,730)	(76,931)
Long-term debt, non-recourse to parents	(257,514)	(226,431)	(262,998)
Other non-current liabilities	(252,796)	(222,079)	(249,005)

Net assets	$175,462	$154,675	$217,770

	Successor Company	Predecessor Company
Combined results of operations of mining ventures	Eight months ended September 27, 2002	One month ended February 1, 2002	Nine months ended August 31, 2001
Revenue	$211,262	$28,512	$231,462
Costs and expenses	(191,769)	(22,564)	(205,059)

Net income	$19,493	$5,948	$26,403

7.    BUSINESSES HELD FOR SALE

        In November 2001, we and BNFL agreed to pursue the sale of the electro-mechanical division ("EMD") of our subsidiary, Westinghouse Government Services Company ("WGSC"). EMD designs and manufactures components, provides engineering services and performs refurbishment services for the U.S. Navy, commercial nuclear utilities and other industries. Operating results for EMD are included as part of the Energy & Environment operating unit in Note 10, "Operating Segment, Geographic and Customer Information."

        During 2001, we also elected to pursue the sale of the process technology development portion of our petroleum and chemical business (the "Technology Center"). We are in discussions with potential buyers, and anticipate that a sale will be completed in 2002. Operating results for the Technology Center are included as part of the "Intersegment and other" in Note 10, "Operating Segment, Geographic and Customer Information."

        On October 28, 2002, we sold EMD to a subsidiary of Curtiss-Wright Corporation. Under the terms of the sales agreement, Curtiss-Wright Corporation agreed to pay $80,000 in cash, certain to certain adjustments, and will assume certain liabilities, including pension and other post-retirement obligations. Cash proceeds, net of transaction costs and a required contribution to the WGSC pension plan, are estimated to be approximately $75,000 and will be distributed 60:40 between WGI and BNFL in accordance with our respective economic interests in WGSC.

        For financial reporting purposes, the assets and liabilities of businesses held for sale have been classified as "Assets held for sale" and "Liabilities held for sale" in the Consolidated Balance Sheets. The table below provides detail of the assets and liabilities of EMD and the Technology Center as of September 27, 2002, February 1, 2002 and November 30, 2001.

	Successor Company
Assets	September 27, 2002	February 1, 2002	Predecessor Company November 30, 2001
Accounts receivable and unbilled receivables	$29,982	$26,088	$25,742
Inventory	16,625	23,151	25,029
Goodwill	107,949	107,949	74,368
Property and equipment, net of accumulated depreciation	33,336	29,978	28,700
Other assets	178	653	881

Total assets held for sale	$188,070	$187,819	$154,720

Liabilities
Accounts payable and subcontracts payable	$6,552	$8,033	$11,426
Billings in excess of cost and estimated earnings on Uncompleted contracts	26,009	26,281	28,515
Estimated costs to complete long-term contracts	16,656	13,515	13,441
Accrued salaries, wages and benefits, including compensated absences	7,116	6,809	5,788
Other accrued liabilities	207	849	458
Pension and post-retirement benefit obligations	55,020	55,155	45,238
Self-insurance reserves	2,559	2,785	2,843
Other liabilities	9,057	5,934	7,027

Total liabilities held for sale	$123,176	$119,361	$114,736

        During the fresh-start reporting process, assets and liabilities held for sale were adjusted to estimated fair values based upon estimated fair value of the EMD and Technology Center businesses. Goodwill at September 27, 2002 and February 1, 2002 in the above table includes the net increase in fair value over the amounts allocated to identifiable assets and liabilities.

        Operating results of the businesses held for sale are as follows:

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three months ended September 27, 2002	Three months ended August 31, 2001	Eight months ended September 27, 2002	One month ended February 1, 2002	Nine months ended August 31, 2001
Revenue	$45,527	$40,769	$123,809	$17,088	$124,185
Net income	2,254	3,208	3,536	960	1,829

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

        The Senior Secured Revolving Credit Facility was entered into (i) to retire our DIP Facility and to repay any DIP Facility balance (of which there was none); (ii) to replace or backstop approximately $122,000 letters of credit issued under our pre-petition RE&C Financing Facilities; (iii) to replace approximately $32,800 letters of credit issued under the DIP Facility; (iv) to make payments to the pre-petition senior secured lenders and Mitsubishi Heavy Industries pursuant to our Plan of Reorganization; (v) to finance the costs of restructuring; and (vi) for ongoing working capital, general corporate purposes and letter of credit issuance. The initial borrowing rate under the Senior Secured Revolving Credit Facility is the applicable LIBOR, which has a stated floor of 3%, plus an additional margin of 5.5%. Alternatively, we may choose the prime rate, plus an additional margin of 4.5%. As of September 2002, the effective LIBOR- and prime-based rates were 8.5% and 9.25%, respectively. The Senior Secured Revolving Credit Facility carries other fees including commitment fees and letter of credit fees normal and customary for such credit agreements. The Senior Secured Revolving Credit Facility contains affirmative, negative and financial covenants, including minimal net worth, capital expenditures, maintenance of certain financial and operating ratios, and specifies events of default, which are typical for a credit agreement governing credit facilities of the size, type and tenor of the Senior Secured Revolving Credit Facility. Among the covenants are those limiting our ability and the ability of some of our subsidiaries to incur debt or liens, provide guarantees, make investments and pay dividends.

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

        Defense services the U.S. Department of Defense ("DOD"), which is responsible for handling U.S. biological and chemical weaponry. The operating unit serves as lead contractor for four of the U.S. Army's six chemical weapons destruction facilities. The facilities are designed to incinerate chemical weapons that have been stored in underground bunkers for several years. In addition, the operating unit provides demilitarization services, funded by the U.S. government, to Russia and the Ukraine via a joint venture and has recently been awarded significant participation in the Cooperative Threat Reduction Integrated Contract. The contract is financed by Congress to protect and safely destroy weapons of mass destruction located in the former Soviet Union.

        Energy & Environment provides services to the U.S. Department of Energy, which is responsible for maintaining the nation's nuclear weapons stockpile and performing environmental cleanup and remediation. The operating unit also provides the U.S. government with construction, contract management, supply-chain management, quality assurance, administrative and environmental cleanup and restoration services. In addition, the operating unit, through EMD, supplies high reliability specialty pumps and drive systems for the U.S. Navy's nuclear-powered fleet. Energy & Environment provides safety management consulting and waste and environmental technology and engineered products, including radioactive waste containers and technical support services. We sold EMD on October 28, 2002. See Note 7, "Businesses Held for Sale."

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

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
Total revenue	Three months ended September 27, 2002	Three months ended August 31, 2001	Eight months ended September 27, 2002	One month ended February 1, 2002	Nine months ended August 31, 2001
Power	$251,801	$157,726	$685,096	$85,551	$555,236
Infrastructure	188,944	259,385	516,532	79,924	709,811
Mining	22,702	28,890	57,918	8,435	77,752
Industrial/Process	141,167	227,641	417,721	64,271	740,459
Defense	135,693	163,393	373,354	62,107	439,309
Energy & Environment	159,886	152,696	420,732	50,357	416,372

Total segments	900,193	989,731	2,471,353	350,645	2,938,939
Corporate and other	5,022	(4,165)	9,465	2,376	21,536

Total consolidated revenues	$905,215	$985,566	$2,480,818	$353,021	$2,960,475

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
Operating income (loss)	Three months ended September 27, 2002	Three months ended August 31, 2001	Eight months ended September 27, 2002	One month ended February 1, 2002	Nine months ended August 31, 2001
Gross profit (loss)
Power	$12,031	$(5,623)	$24,333	$199	$5,903
Infrastructure	(2,358)	5,922	9,166	3,028	23,854
Mining	3,006	8,136	12,858	3,209	17,751
Industrial/Process	3,168	1,882	7,232	631	18,367
Defense	17,606	(6,948)	27,749	1,956	7,371
Energy & Environment	18,467	18,975	50,067	5,568	34,778
Corporate and other	(4,723)	(4,358)	(7,027)	(362)	(18,774)

Total gross profit	47,197	17,986	124,378	14,229	89,250

Corporate general and administrative expense	(11,103)	(13,056)	(30,708)	(4,180)	(43,790)

Goodwill amortization
Power	—	—	—	—	—
Infrastructure	—	—	—	—	—
Mining	—	(68)	—	—	(203)
Industrial/Process	—	(230)	—	—	(244)
Defense	—	—	—	—	—
Energy & Environment	—	(3,417)	—	—	(10,250)
Corporate and other	—	(111)	—	—	(335)

Total goodwill amortization	—	(3,826)	—	—	(11,032)

Integration and merger costs, corporate and other	—	695	—	—	(17,649)

Total restructuring charges, corporate and other	—	—	—	(625)	—

Operating income (loss)
Power	12,031	(5,623)	24,333	199	5,903
Infrastructure	(2,358)	5,922	9,166	3,028	23,854
Mining	3,006	8,068	12,858	3,209	17,548
Industrial/Process	3,168	1,652	7,232	631	18,123
Defense	17,606	(6,948)	27,749	1,956	7,371
Energy & Environment	18,467	15,558	50,067	5,568	24,528
Corporate and other	(15,826)	(16,830)	(37,735)	(5,167)	(80,548)

Total operating income	$36,094	$1,799	$93,670	$9,424	$16,779

11.  ACCOUNTING STANDARDS

Adoption of accounting standards

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, Business Combinations ("SFAS No. 141"), and Statement No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS No. 141, which is effective for acquisitions initiated after June 30, 2001, prohibits the use of the pooling-of-interest method for business combinations and establishes the accounting and financial reporting requirements for business combinations accounted for by the purchase method. Adoption of this statement had no effect on our financial statements. SFAS No. 142 requires that an intangible asset that was or is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. SFAS No. 142 became effective for us for our fiscal year beginning December 29, 2001. The adoption of this statement did not have a significant impact on the financial statements due to our adoption of fresh-start reporting on February 1, 2002. See Note 4, "Reorganization Case and Fresh-start Reporting." Fresh-start reporting revalued all of our assets and liabilities to fair value on that date. At the date of adoption of the statement, the net book value of goodwill was $174,909 (not including amount included in assets held for sale) and was being amortized at an annual rate of approximately $15 million, which was discontinued upon adoption as required by SFAS No. 142.

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

Recently issued accounting standards

        In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146"). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3. The adoption of SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect the adoption of SFAS No. 146 to have a significant impact on our future results of operations or financial position.

12.  TAXES ON INCOME

        The effective tax rates for the one month ended February 1, 2002, the three months ended September 27, 2002 and the eight months ended September 27, 2002 were 38.2%, 45.3% and 44.4%, respectively. This compares to an effective tax rate of 27.8% for the three and nine months ended August 31, 2001. The components of the effective tax rate for the various periods are shown in the table below:

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three months ended September 27, 2002	Three months ended August 31, 2001	Eight months ended September 27, 2002	One month ended February 1, 2002	Nine months ended August 31, 2001
Federal tax rate	35.0%	35.0%	35.0%	35.0%	35.0%
State tax	4.2	5.5	4.4	2.8	5.5
Nondeductible items	1.8	(14.4)	3.0	.4	(14.4)
Foreign tax	4.3	(1.3)	2.0	—	(1.3)
Goodwill	—	3.0	—	—	3.0

Effective tax rate	45.3%	27.8%	44.4%	38.2%	27.8%

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

        We are responsible for decontaminating and decommissioning a nuclear licensed site owned and operated by EMD. During 2001, one facility underwent decontamination and decommissioning at a total cost of $8,000, of which the U.S. Navy paid 75% and we paid 25%. In April 2002, we presented a claim to the U.S. Navy requesting funding for the decontamination and decommissioning of the remaining site. Although we do not have a commitment from the U.S. Navy to pay for such future costs, we expect that, as in the past, the U.S. Navy will share in responsibility for such costs. At September 27, 2002, we had accruals of $632 for our estimated share of the future decontamination and decommissioning costs at this site. On October 28, 2002, we sold EMD. See Note 7, "Businesses Held for Sale." The buyer has assumed responsibility for these future decontamination costs.

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

Letters of credit

        In the normal course of business, we cause letters of credit to be issued in connection with contract performance obligations that are not required to be reflected in the balance sheet. We are obligated to reimburse the issuer of such letters of credit for any payments made thereunder. At September 27, 2002, $211,493 in face amount of letters of credit was outstanding. Of this total, $155,456 in letters of credit was issued under the $350,000 Senior Secured Revolving Credit Facility and reduces the amount available thereunder. Letters of credit outstanding under the RE&C Financing Facilities, which do not reduce the amount available under the Senior Secured Revolving Credit Facility, total $18,037. The remaining letters of credit outstanding, which are collateralized by cash and cash equivalents and do not reduce the amount available under the Senior Secured Revolving Credit

Facility, are related to Broadway Insurance Company, a wholly-owned captive Bermuda insurance subsidiary, and total $38,000.

        In connection with a 1989 sale of Old MK's ownership interest in a shipbuilding subsidiary, we assumed a guarantee of port facility bonds of $21,000 through 2002. The former subsidiary collateralized the bonds with some of its assets and has established a sinking fund for the bonds. This guarantee was rejected during our bankruptcy process without liability to us.

Other

        In May 1998, Leucadia National Corporation filed an action against us and some of our officers and directors in the U.S. District Court for the District of Utah. The complaint alleged fraud in the sale of shares of MK Gold Corporation ("MK Gold") by Old MK to Leucadia and sought rescission of the sale and restitution of $22,500. Leucadia contended that we knew or believed that a non-competition agreement between us and MK Gold was unenforceable and failed to disclose that belief to Leucadia. The non-competition agreement was the subject of separate litigation between MK Gold and WGI. MK Gold was seeking alleged damages of up to $10,000. On January 5, 1999, the two cases were consolidated for trial. In April 2001, we entered into a settlement agreement with Leucadia and MK Gold and, as a result, (i) the litigation was dismissed and the parties granted one another mutual releases; (ii) we paid to MK Gold $1,500; (iii) we issued a promissory note to MK Gold for $10,000 and (iv) we agreed to extend the term of the non-competition agreement through 2006. The settlement was reflected as a cost in 2000. In our bankruptcy proceedings, the non-competition agreement and the extension thereof contained in the settlement agreement were rejected and terminated and amounts due to MK Gold under the promissory note were treated as a general unsecured claim and were discharged on the Effective Date pursuant to our Plan of Reorganization.

        Some current and former officers, employees and directors of WGI were named defendants in an Employee Retirement Income Security Act ("ERISA") action filed by two former participants in the Old MK 401(k) Plan and Employee Stock Ownership Plan in the U.S. District Court for the District of Idaho. The complaint alleges, among other things, that the defendants breached certain fiduciary duties. On July 12, 2000, the court denied plaintiffs' motion to reconsider a prior summary judgment in favor of specified defendants and granted summary judgment with respect to specified other defendants, with the result that WGI and all current and former officers, employees and directors have been dismissed with prejudice from the action. The court also certified the case as a class action. The remaining defendants in this proceeding are the two plan committees and two service provider companies (to which we had indemnification obligations that were discharged in our bankruptcy proceedings) involved in administration of the plans. Trial of this case is scheduled to start in October of 2003.

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

        We will not be required to assume or reject the contracts between us and Westmoreland Resources until all adversary proceedings are resolved. We have reached an agreement in principle to settle our various disputes with Westmoreland Resources. The agreement in principle is subject to final documentation and approval of the bankruptcy court.

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

        In about 1998, Washington Infrastructure, Inc., formerly known as Raytheon Infrastructure, Inc., a wholly-owned subsidiary from the acquisition of RE&C, contracted with the School Construction Authority of the City of New York to provide construction management and inspection services in connection with the construction of a new school facility. The Authority brought suit against the prime contractor to correct deficiencies in materials and/or workmanship. The prime contractor agreed to perform rework and absorb the cost of approximately $4.0 million to end the dispute with the Authority. As part of the settlement, the Authority also agreed to assign to the prime contractor any claims it had against us arising from the defective work. Thereafter, the prime contractor sued the Authority alleging claims for betterment, sued us alleging negligent inspection and sued a number of other parties.

        Although the ultimate outcome of the matters discussed in the five preceding paragraphs cannot be predicted with certainty, we believe that the outcome of these actions, individually or collectively, will not have a material adverse impact on our financial position, results of operations or cash flows.

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

        Self-insurance reserves represent reserves established through a program under which we determine the extent to which we self-insure certain business risks. We carry substantial premium-paid, traditional insurance for our various business risks, however, we do self-insure the lower level deductibles for workers' compensation and general and auto liability. Most of this self-insurance is handled through Broadway Insurance Company, a wholly-owned captive Bermuda insurance subsidiary. As such, we carry self-insurance reserves on our balance sheet that are reviewed annually by an independent actuary. The current portion of the self-insurance reserves is included in other accrued liabilities.

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

        Goodwill will no longer be amortized, but will be subject to annual impairment tests under the new rules issued in June 2001 by the Financial Accounting Standards Board in Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). These statements are effective for our fiscal year 2002. Effective February 1, 2002, in conjunction with fresh-start reporting, we adjusted all of our assets and liabilities to estimated fair value. In addition, our income tax assets include tax deductible goodwill in excess of financial statement goodwill. The tax value of goodwill arising from the acquisition of the RE&C businesses continues to generate tax deductible amortization although financial statement goodwill is no longer amortized. Thus, as goodwill amortization is deducted for income tax purposes, the principal portion of the resulting tax benefit reduces financial statement goodwill.

        Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") is a measure commonly used in financial analysis in credit and equity markets. EBITDA is not a measure of operating performance computed in accordance with generally accepted accounting principles ("GAAP"), and should not be considered as a substitute for earnings from operations, net income or loss, cash flows from operating activities or other statements of operations or cash flow data prepared in conformity with GAAP, or as a measure of profitability or liquidity. In addition, EBITDA may not be comparable to similarly titled measures of other companies.

        Our calculation of EBITDA represents earnings before interest, taxes, depreciation and amortization, normal profit and exclusion of certain other non-recurring gains and losses. Components of EBITDA are presented below:

EBITDA (in millions)	Three months ended September 27, 2002	Nine months ended September 27, 2002
Net income	$9.3	$550.2
Reorganization items(a)	3.5	51.8
Net gain in bankruptcy	-	(567.2)

Net income, after adjustments for bankruptcy items	12.8	34.8
Taxes	11.5	36.5
Interest expense	7.3	20.5
Depreciation and amortization(b)	11.9	44.3
Normal profit	(1.5)	(29.2)

Total	$42.0	$106.9

(a)
Net of tax of $23.8 million for the nine months ended September 27, 2002. There was no tax benefit for reorganization items for the three months ended September 27, 2002.

(b)
Depreciation includes $6.5 million and $21.7 million of depreciation on equipment used on a large dam and hydropower construction project in the Philippines. We began to sell the equipment during the third quarter of 2002.

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

BACKGROUND

New Work and Backlog

        During fiscal 2001, most of which was impacted by the announcement of our problems with the RE&C acquisition and impending liquidity crisis, and by our filing for bankruptcy protection, we were able to book new work of $2,968.3 million. However, our backlog fell from $5,659.4 million at December 1, 2000 to $3,547.5 million at November 30, 2001. The reduction in backlog occurred because revenue recognized of $4,059.5 million in 2001 exceeded new work by approximately $1,091.2 million, and we reduced backlog by $1,020.6 million primarily because of the suspension of work on two power plants in Massachusetts ($800 million), the bankruptcy and liquidation of a foreign subsidiary company (see Note 4, "Reorganization Case and Fresh-start Reporting—Washington International B.V." of the Notes to Consolidated Financial Statements in Item 1 of this report) ($90 million), and the cancellation of a contract as a result of a revision of the client's capital expenditure program in our Industrial/Process operating unit ($90 million). Our Power and Infrastructure operating units were also impacted the most during this time because they were unable to book new large projects during the period of uncertainty.

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

        These efforts culminated in a reduction of some 1,283 employees, which together with the office closings, are expected to reduce the overall cost structure by approximately $90 to $100 million when compared to 2001, most of which will result in improved gross profit from the operating units.

Contract Renegotiation

        Of the twenty-three major RE&C projects that had significant contract adjustments, nine are now complete and five were eliminated in the insolvency proceedings of Washington International B.V. Of the remaining projects, six have undergone reformation of the contracts to terms and conditions that permitted us to continue working on the original project and three are continuing under the original terms and conditions. Five of the continuing projects are in the final stages of completion.

OPERATING UNIT NEW WORK AND BACKLOG

        New work for each operating unit, which represents additions to backlog for the period, is presented below:

	Three months ended		Nine months ended
NEW WORK (In millions)	September 27, 2002	August 31, 2001	September 27, 2002	August 31, 2001
Power	$128.2	$118.9	$654.5	$327.7
Infrastructure	96.9	160.0	399.1	483.5
Mining	16.0	34.6	71.3	51.8
Industrial/Process	118.2	146.2	379.6	627.0
Defense	95.0	90.4	371.0	288.5
Energy & Environment	120.0	78.6	376.0	467.2
Other	15.0	8.5	25.3	32.8

Total new work	$589.3	$637.2	$2,276.8	$2,278.5

        New work awarded in the three and nine months ended September 27, 2002 to businesses held for sale totaled $26.9 million and $150.4 million, respectively.

        Backlog at September 27, 2002 and November 30, 2001 consisted of:

BACKLOG (In millions)	September 27, 2002	February 1, 2002 (Fresh-start)	November 30, 2001
Power	$311.5	$407.6	$472.6
Infrastructure	861.7	984.6	1,138.5
Mining	266.6	272.0	222.1
Industrial/Process	352.2	475.9	505.9
Defense	430.5	483.1	496.6
Energy & Environment	578.5	734.3	704.3
Other	20.7	9.7	7.5

Total backlog	$2,821.7	$3,367.2	$3,547.5

        Backlog for businesses held for sale at September 27, 2002 totaled $272.3 million.

New work and backlog

        During the three months ended September 27, 2002, we recorded $589.3 million of new work awards; $315.9 million less than revenue recognized. The Power operating unit's new work of $128.2 million consisted of $90.6 million of modification services, $20.3 million of engineering services and $17.3 million of new generation work. The Infrastructure operating unit recorded $96.9 million in new work during the third quarter, primarily consisting of $60.7 million of new construction projects and $30.4 million of new work from engineering work orders. The Mining operating unit recorded $16.0 million in new work awards during the third quarter, resulting primarily from additions to current contracts. The Industrial/Process operating unit recorded $118.2 million in new work awards during the third quarter mainly consisting of $87.5 million of new work from integrated services contracts, $12.8 million of industrial projects and $11.1 million in numerous biopharmaceutical contracts. The reduction from the comparable period in 2001 is a reflection of softness in the markets served by this operating unit, particularly the telecommunications market. The Defense operating unit recognized $95.0 million in new work during the third quarter of 2002 primarily from additions in chemical demilitarization and threat reduction markets. The Energy & Environment operating unit recorded $120.0 million in new work during the third quarter. The new work was generated primarily from new work awards of $62.1 million on energy projects, $25.3 million of new work related to U.S. Department of Energy ("DOE") management and $32.6 million of new work in commercial operations, including $12.7 million at EMD (a business sold on October 28, 2002).

        Total new work awards for the nine months ended September 27, 2002 were $2,276.8 million. The Power operating unit's new work was primarily related to continuing work on four reformed contracts obtained through the RE&C acquisition which totaled $383.6 million. The Mining operating unit recognized $71.3 million in new work, mostly on contract extensions and modifications. The Industrial/Process operating unit new work awards year-to-date for 2002 of $379.6 million reflected the softness in the economics of their markets. The Defense operating unit recorded $371.0 million in contract additions and extensions, primarily to chemical demilitarization and threat reduction projects. The Energy & Environment operating unit recorded $376.0 million in new work during the nine months ended September 27, 2002 primarily from new work awards on energy projects of $152.7 million, DOE management projects of $57.1 million and commercial operations of $167.7, including EMD (a business sold on October 28, 2002) of $123.1 million.

        At September 27, 2002, backlog was $2,821.7 million, a decline of $557.0 million from the beginning of the nine month period then ended. Backlog on government contracts includes only two years' worth of the portions of such contracts that are currently funded or which management is highly confident will be funded. The reported backlog excludes approximately $1,273.5 million of government contracts in progress for work to be performed beyond the third quarter of 2004.

RESULTS OF OPERATIONS

        Beginning on December 29, 2001, we changed the composition of the operating units of our business. The process technology development portion of our petroleum and chemicals business (the "Technology Center") is being held for sale. The remainder of the Petroleum & Chemicals operating unit, has been combined with the Industrial/Process operating unit. The Infrastructure & Mining operating unit has been split into two operating units: "Infrastructure" and "Mining." The Government operating unit has been split into two operating units: "Defense" and "Energy & Environment."

        On January 25, 2002, we emerged from Chapter 11 bankruptcy proceedings and implemented fresh-start reporting effective February 1, 2002. Accordingly, all assets and liabilities at the Effective Date were adjusted to reflect their respective fair values. The consolidated financial statements after that date are those of a new reporting entity and are not comparable to the pre-emergence periods. However, for purposes of this discussion, the eight months ended September 27, 2002 (post-emergence) were combined with the month ended February 1, 2002 (pre-emergence) and reorganization items are presented as bankruptcy-related items, net of tax. The nine months of fiscal 2001 is presented as the nine months ended August 31, 2001. Due to the differing time periods covered in the third quarter and nine months of each year and the bankruptcy occurring in the intervening period, the data is not comparable. The following table is included solely for use in analysis of results of operations, and to complement management's discussion and analysis.

	Three months ended		Nine months ended
RESULTS OF OPERATIONS (In millions)	September 27, 2002	August 31, 2001	September 27, 2002	August 31, 2001
Backlog
Beginning backlog	$3,137.6	$4,396.7	$3,378.7	$5,659.4
New work	589.3	637.2	2,276.8	2,278.5
De-bookings	—	—	—	(929.1)
Revenue	(905.2)	(985.6)	(2,833.8)	(2,960.5)

Ending backlog	$2,821.7	$4,048.3	$2,821.7	$4,048.3

Total revenue	$905.2	$985.6	$2,833.8	$2,960.5

Gross profit	$47.2	$18.0	$138.6	$89.3
General and administrative expenses	(11.1)	(13.1)	(34.9)	(43.8)
Goodwill amortization	—	(3.8)	—	(11.0)
Integration and merger costs	—	.7	—	(17.7)
Restructuring charges	—	—	(.6)	—

Operating income	36.1	1.8	103.1	16.8
Investment income	.2	.8	.8	8.5
Interest expense	(7.3)	(10.3)	(20.5)	(47.0)
Other income (loss), net	(.1)	(.6)	2.1	(6.6)

Income (loss) before income taxes, minority interests and bankruptcy-related items	28.9	(8.3)	85.5	(28.3)
Income tax (expense) benefit	(11.5)	3.7	(36.5)	12.8
Minority interests in consolidated subsidiaries	(4.6)	(4.4)	(14.2)	(8.9)

Income (loss) before bankruptcy-related items	12.8	(9.0)	34.8	(24.4)
Reorganization items, net of tax	(3.5)	(23.4)	(51.8)	(20.5)
Extraordinary item: debt discharge, net of tax	—	—	567.2	—

Net income (loss)	$9.3	$(32.4)	$550.2	$(44.9)

Revenue and gross profit

  2002

        Revenue for the three and nine months ended September 27, 2002 was $905.2 million and $2,833.8 million, respectively. The Power, Defense and Energy & Environment operating units generated strong, consistent revenue during 2002 primarily from continuing work on new power generation projects acquired as part of the RE&C acquisition, increases in funded scope requirements of chemical demilitarization and defense construction contracts and favorable performance on DOE management service contracts. Our revenue during 2002 has been impacted by the Infrastructure operating unit's inability to sell new work during the pendency of our bankruptcy and in the Industrial/Process operating unit due to a softening of the domestic and international economies and downturn in the telecommunications market.

        Gross profit for the three and nine months ended September 27, 2002 was $47.2 million and $138.6 million, respectively, and was driven by strong performance in the Power, Defense and Energy & Environment operating units resulting from the sources of favorable revenue variances described above. During the three months ended September 27, 2002, gross profit of the Defense operating unit benefited from negotiated settlements on two contracts which were partially offset by unfavorable contract adjustments on other Defense operating unit contracts. Gross profit of the Energy & Environment operating unit benefited from favorable performance from DOE management service contracts and EMD, offset by a contract earnings adjustment to an environmental project of $9.4 million during the quarter. Gross profit of the Infrastructure operating unit during the three months ended September 27, 2002 was impacted by achieving the initial milestone for profit recognition under our accounting policies for a light rail project, partially offset by contract losses recorded for a Philippine dam and hydropower project. As a result of restructuring efforts, overhead costs have been reduced by a combined $58.6 million between the nine months ended September 27, 2002 and the comparable period in 2001.

        Included in gross profit is the recognition of normal profit of $1.5 million and $29.2 million for the quarter and nine months ended September 27, 2002, respectively, primarily related to Infrastructure projects. Included in gross profit the three and nine months ended August 31, 2001 was the recognition of $16.0 million and $68.9 million of normal profit.

        For a more detailed discussion of our revenue and gross profit, see "Operating Unit Results" further in our management's discussion and analysis.

  2001

        Revenue for the three and nine months ended August 31, 2001 was $985.6 million and $2,960.5 million, respectively. On March 9, 2001, we suspended work on two large power construction projects located in Massachusetts that were part of the acquisition of the RE&C businesses. Although we were subsequently retained to participate on these two projects, our role and, consequently, revenue in our Power operating unit significantly diminished. During this period, we also converted two other large fixed-price power generation projects to cost-reimbursable contracts which reduced our risk exposure but also our revenue to lower levels. The Infrastructure operating unit revenue during the nine months ended August 31, 2001 was generated predominantly by a dam and hydropower project in the Philippines, highway construction projects and a light rail construction project. Revenue for the three months ended August 31, 2001 in the Defense operating unit was impacted by a $(39.7) million unfavorable contract adjustment and $26.4 million from the growth in scope of a reformed construction contract obtained in the RE&C acquisition.

        Gross profit during the three and nine months ended August 31, 2001 of $18.0 million and $89.3 million, respectively, was impacted by the suspension of work on the two construction power projects in Massachusetts and the conversion of two other large fixed-price contracts described above. Gross profit for the three months ended August 31, 2001 was also impacted by the establishment of contract related reserves and additional provisions for uncollectable accounts receivable. As noted above, included in gross profit for the three and nine months ended August 31, 2001 is the recognition of $16.0 million and $68.9 million of normal profit.

        The diversification of our business may cause gross martins to vary between periods due to the inherent risks and rewards on fixed-price contracts causing unexpected gains and losses on contracts. Gross margins may also vary between periods due to changes in the mix and timing of contracts executed by us which contain various risk and profit profiles and are subject to uncertainties inherent in the estimation process.

        During the quarter ended August 31, 2001, we operated under the direction of the U.S. Bankruptcy Court for the District of Nevada. Operations during the third quarter were impacted by the "rejection," as that term is used in bankruptcy law, of contracts in process. During the quarter ended August 31, 2001, we rejected certain contracts in process. Assets related to those contracts in process, including accounts receivable and unbilled receivables, were written-off through charges against income upon the date of rejection. The charges to income were classified as reorganization items in the statement of operations. Related liabilities, including liabilities subject to compromise, were not discharged (written-off) until the bankruptcy court approved our Plan of Reorganization and we emerged from bankruptcy on January 25, 2002. Any liabilities that arose as a result of the rejection of contracts were accrued by charges against income (reorganization items) upon the date of rejection.

General and administrative expenses

        General and administrative expenses for the three and nine months ended September 27, 2002 were $11.1 million and $34.9 million and represent the executive and administrative costs of supporting our operations. General and administrative expenses declined $2.0 million and $8.9 million for the three and nine months ended September 27, 2002, respectively, from the comparable periods of 2001. The reduction was a result of the initiatives taken to reduce costs under our restructuring plan. We expect annual costs to be approximately $10.0 million lower in 2002 than 2001, which were $56.9 million.

Goodwill amortization

        Goodwill amortization during 2001 was primarily due to the amortization of goodwill arising from the acquisition of the Westinghouse Businesses. Effective for our 2002 fiscal year, we ceased amortization of goodwill upon the adoption of SFAS No. 142, Goodwill and Other Intangible Assets.

Integration and merger costs

        Integration and merger costs were $17.7 million for the nine months ended August 31, 2001. These costs related to the integration of RE&C into our businesses and were principally comprised of incremental legal, accounting and consulting services. There were no such costs in 2002.

Investment income

        Investment income declined $.6 million and $7.7 million for the three and nine months ended September 27, 2002 from the comparable periods of 2001 as a result of lower interest rates combined with lower available cash balances for investment.

Interest expense

        Interest expense for the third quarter of 2002 consists of $3.0 million of amortization of bank fees paid at the closing of the Senior Secured Revolving Credit Facility and $4.3 million of cash interest expense consisting primarily of letter of credit fees, commitment fees on undrawn and unissued funds, fronting fees and interest on funded debt. Interest expense of $20.5 million for the nine months ended September 27, 2002 consists of $9.1 million of amortization of bank fees and $11.4 million of cash interest expense. Interest expense for the three and nine months ended September 27, 2002 is high relative to borrowings incurred under our Senior Secured Revolving Credit Facility due to the significant financing costs incurred in obtaining the facility. Such costs are being amortized under the 30-month term of the facility. In addition, letter of credit fees and commitment fees on undrawn and unissued funds are recorded as interest expense. Contractual interest not recorded in January 2002 (pre-bankruptcy emergence) was $7.1 million.

        Interest expense incurred during the three and nine months ended August 31, 2001 principally consisted of amortization of prepaid bank fees from costs related to the RE&C Financial Facilities and Senior Unsecured Notes and costs related to the Debtor-in-Possession Facility. Interest expense incurred during the nine months ended August 31, 2001 included interest incurred on outstanding borrowings under the RE&C Financing Facilities and Senior Unsecured Notes to fund substantial working capital requirements of the acquired RE&C contracts. We ceased accruing interest on the RE&C Financing Facilities and Senior Unsecured Notes upon our filing for relief under Chapter 11 of the U.S. Bankruptcy Code on May 14, 2001 since the lenders' claims were then subject to compromise. Contractual interest not recorded during the three and nine months ended August 31, 2001 was $22.6 million and $27.3 million, respectively.

Other income, net

        Other income (expense), net for the nine months ended September 27, 2002 of $2.1 million consisted primarily of a $2.8 million distribution received from the conversion of an insurance carrier that provides our employee long-term disability coverage from a mutual insurance company to a stock company. In connection with the demutualization, the distribution was received following the insurance company's initial public offering during the first quarter of 2002.

        Other income (expense), net for the nine months ended August 31, 2001 of $(6.6) million consisted primarily of a settlement of a legal claim for $1.5 million, an impairment of an equity investment of $2.0 million and reimbursement to Raytheon Company of $2.5 million for transition costs incurred as a result of the acquisition of RE&C.

Income tax expense

        The effective tax rates for the one month ended February 1, 2002, the three months ended September 27, 2002 and the eight months ended September 27, 2002 were 38.2%, 45.3% and 44.4%, respectively. This compares to an effective tax rate of 27.8% for the three and nine months ended August 31, 2001. The components of the effective tax rate for the various periods are shown in the table below:

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three months ended September 27, 2002	Three months ended August 31, 2001	Eight months ended September 27, 2002	One month ended February 1, 2002	Nine months ended August 31, 2001
Federal tax rate	35.0%	35.0%	35.0%	35.0%	35.0%
State tax	4.2	5.5	4.4	2.8	5.5
Nondeductible items	1.8	(14.4)	3.0	.4	(14.4)
Foreign tax	4.3	(1.3)	2.0	—	(1.3)
Goodwill	—	3.0	—	—	3.0

Effective tax rate	45.3	27.8	44.4	38.2	27.8
Adjust for effect of bankruptcy and reorganization items	(5.5)	16.8	(2.0)	7.5	17.4

Pro forma effective tax rate	39.8%	44.6%	42.4%	45.7%	45.2%

        The pro forma effective tax rate represents the tax rate after removing the effects of bankruptcy and reorganization items.

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

        During the three months ended September 27, 2002, we recognized a charge of $3.5 million related to additional professional fees in connection with various bankruptcy related issues including the defense of the appeals to our Plan of Reorganization.

        Reorganization items of $30.5 million for the three months ended August 31, 2001 included $25.0 million of professional fees and other expenses related to the bankruptcy proceedings and $5.5 million of charges related to the impairment of assets of rejected projects. Reorganization items of $21.6 million for the nine months ended August 31, 2001 consisted of $38.5 million of professional fees and other expenses related to the bankruptcy proceedings, $15.0 million of charges related to the impairment of assets of rejected projects and a net gain of $31.9 million from the liquidation of Washington International B.V. located in The Hague, the Netherlands.

Extraordinary item

        During the first quarter of 2002, an extraordinary gain was recorded comprised of $1,460.7 million for the discharge of liabilities that resulted from our Plan of Reorganization, offset by new common stock and warrants issued of $550.0 million and income taxes of $343.5 million.

OPERATING UNIT RESULTS
(In millions)

	Three months ended		Nine months ended
Total revenue	September 27, 2002	August 31, 2001	September 27, 2002	August 31, 2001
Power	$251.8	$157.7	$770.6	$555.2
Infrastructure	188.9	259.4	596.4	709.8
Mining	22.7	28.9	66.4	77.8
Industrial/Process	141.2	227.7	482.0	740.5
Defense	135.7	163.4	435.5	439.3
Energy & Environment	159.9	152.7	471.1	416.4
Intersegment and other	5.0	(4.2)	11.8	21.5

Total revenue	$905.2	$985.6	$2,833.8	$2,960.5

	Three months ended		Nine months ended
Operating income (loss)	September 27, 2002	August 31, 2001	September 27, 2002	August 31, 2001
Power	$12.0	$(5.6)	$24.5	$5.9
Infrastructure	(2.4)	5.9	12.2	23.9
Mining	3.0	8.1	16.1	17.5
Industrial/Process	3.2	1.6	7.9	18.1
Defense	17.6	(6.9)	29.7	7.4
Energy & Environment	18.5	15.5	55.6	24.5
Intersegment and other	(4.7)	(3.7)	(8.0)	(36.7)

Total segment operating income	47.2	14.9	138.0	60.6
General and administrative expenses	(11.1)	(13.1)	(34.9)	(43.8)

Total operating income	$36.1	$1.8	$103.1	$16.8

Power

        Revenue for the three and nine months ended September 27, 2002 is derived primarily from continuing work on new power generation projects acquired as part of the RE&C businesses, steam generator replacement projects and operations and maintenance services contracts. Included in revenue for third quarter and year-to-date 2002 is approximately $149.6 million and $408.7 million, respectively, related to four power new generation projects from the RE&C acquisition. These four projects were originally fixed-price contracts, but were converted (reformed) in December 2001 to cost reimbursable contracts and follow terms established as part of the Raytheon Settlement (see Footnote 3—Acquisition of Raytheon Engineers and Constructors).

        The four reformed contracts generated operating income of $4.1 million and $12.7 million during the three and nine months ended September 27, 2002. A project completion bonus of $1.9 million, engineering services of $2.4 million and benefits derived from high utilization of engineering services from our operations centers also contributed to operating income during the third quarter. Contract performance reserves for a steam generator replacement project were recorded during the nine months ended September 27, 2002, offset by normal profit recognition of $3.2 million which fully amortized the remaining balance of normal profit in the second quarter of 2002.

        On March 9, 2001, we suspended work on two large construction projects located in Massachusetts that were a part of the acquisition of the RE&C businesses. Although we were subsequently retained to participate on these two projects, our role during the quarter and nine months ended August 31, 2001 was significantly diminished. Revenue and operating income between March 2, 2001 and August 31, 2001 reflected the impact of our diminished role. During this period, we also converted, through negotiation with the project owners and the Seller, two other large, fixed-price power generation projects from fixed-price to cost-reimbursable contracts. While those conversions reduced our risk exposure and allowed the projects to continue, it also reduced the revenue and profit generated by those projects to lower levels. As a result of the foregoing, an operating loss of $(5.6) million and operating income of $5.9 million was recognized during the quarter and nine months ended August 31, 2001.

        Operating income (loss) for the quarter and nine months ended August 31, 2001 included the recognition of $(1.3) million and $21.3 million of normal profit from certain contracts obtained in the RE&C acquisition.

Infrastructure

        The Infrastructure operating unit generated revenue of $188.9 million and $596.4 million during the three and nine months ended September 27, 2002. Revenue during the quarter and nine month periods was primarily generated from existing backlog. Significant sources of revenue included continued work on the dam and hydropower project in the Philippines, the light rail project in New Jersey, a variety of highway and other heavy construction work and engineering services projects.

        During the quarter and nine months ended September 27, 2002, operating income of $(2.4) million and $12.2 million were recognized. A light rail project recognized profit of $17.2 million during the quarter as it achieved the initial milestone for profit recognition under our accounting policies. In addition, during the quarter and nine months ended September 27, 2002, unfavorable contract adjustments of $(15.9) million and $(23.4) million, respectively, were recorded on the Philippine dam and hydropower project, $6.0 million of which was offset by recognition of normal profit. Contract claims are being prepared which, if successful, may offset some or all the effects of the contract adjustments. At this time, no revenue or profit has been recognized as a result of those claims. Additional unfavorable contract adjustments were recognized during the nine months ended September 27, 2002 on two highway projects of $5.1 million, less minority interest of $1.7 million, and $1.9 million on a light rail project.

        Operating income for the quarter and nine months ended September 27, 2002 included the recognition of $1.2 million and $24.4 million of normal profit primarily from certain contracts obtained in the RE&C acquisition.

        During the quarter and nine months ended August 31, 2001, $259.4 million and $709.8 million in revenue and $5.9 million and $23.9 million in operating income was recognized, respectively. Significant sources of revenue and operating income included the dam and hydropower project in the Philippines, the light rail project in New Jersey, a variety of highway and other heavy construction work and engineering services projects. Significant sources of operating income during the quarter and nine months ended August 31, 2001 included income on a large highway project, a light rail project and a Philippine dam and hydropower project.

        Operating income for the quarter and nine months ended August 31, 2001 included recognition of normal profit of $10.6 million and $31.2 million, respectively, related to projects obtained in the RE&C acquisition.

Mining

        Revenue during the three and nine months ended September 27, 2002 of $22.7 million and $66.4 million, respectively, was generated predominantly by continuing work on mine projects and mine management contracts that existed during previous years. Revenue was impacted by contracts completing in 2001 that were not replaced during 2002.

        Revenue of $28.9 million and $77.8 million during the three and nine months ended August 31, 2001 was positively affected by the acquisition of an additional 17% interest of MIBRAG, bringing our total ownership to 50%.

        The Mining operating unit's operating income during the quarter and nine months ended September 27, 2002 was $3.0 million and $16.1 million, respectively. MIBRAG's operating income during the first two quarters of 2002 was favorably impacted by coal production increases; however, during the third quarter, operating income was impacted by reduced coal sales caused by the scheduled outages at a significant customer's power production facility. MIBRAG generated $1.4 million and $12.5 million of operating income for the three and nine months ended September 27, 2002, respectively. That represents approximately 47% and 78% of the contract level profit generated by the Mining operating unit for those periods. Because we recognize MIBRAG's revenue and profits on the equity method, project revenue and operating income are equal, which increases the overall profit margin for the entire operating unit.

        MIBRAG is in the process of renegotiating amendments to the original agreement with the German government which was entered into in connection with the acquisition from the government in 1993. Successful completion of the negotiations will result in approximately $6.0 million of additional operating income.

Industrial/Process

        The Industrial/Process operating unit's revenue during the three and nine months ended September 27, 2002 was $141.2 million and $482.0 million, respectively, and continued to be impacted by a combination of the softness of the domestic and international economies, the downturn in the telecommunications market and the winding down of some significant projects. New work awards declined compared to the corresponding periods of 2001, however, some sectors of the Industrial/Process operating unit's markets continue to be strong, including automotive, gas processing and bio-pharmaceuticals.

        Operating income for the three and nine months ended September 27, 2002 was impacted by the same factors that impacted revenue. Reduced revenue has been partially offset by significant reductions in overhead costs, including the closing of multiple offices, employee terminations and elimination of redundant costs. In addition, operating income during the nine months ended September 27, 2002 was impacted by favorable contract adjustments of $2.5 million on an international methanol plant construction project. Operating income of $3.2 million and $7.9 million for the quarter and nine month periods, respectively, was generated primarily by earnings on automotive, buildings, gas processing and bio-pharmaceuticals contracts, partially offset by under-utilization of the operating unit's professional engineering staff.

        Operating income for the quarter and nine months ended September 27, 2002 included the recognition of $.3 million and $1.6 million, respectively, of normal profit from certain contracts obtained in the RE&C acquisition.

        Revenue for the quarter and nine months ended August 31, 2001 was $227.7 million and $740.5 million and operating income was $1.6 million and $18.1 million, respectively. The operating income was impacted by the establishment of contract related reserves and additional provisions for uncollectable accounts receivable during the quarter ended August 31, 2001. Operating income included the recognition of $1.6 million and $6.1 million for the quarter and nine months ended August 31, 2001, respectively, of normal profit related to projects obtained in the RE&C acquisition.

        On June 21, 2001, our Netherlands subsidiary became insolvent and was liquidated, causing declines in the petroleum and chemicals businesses at that point in time. (See Note 4, "Reorganization Case and Fresh-start Reporting—Washington International B.V." of the Notes to Consolidated Financial Statements in Item 1 of this report.) The three and nine month periods ended August 31, 2001 contain the operations of Washington International B.V. prior to its liquidation. In addition, although formal liquidation procedures related to the insolvent subsidiary began on June 21, 2001, the fact that our DIP Facility contained terms that prohibited the additional commitment of our resources for the subsidiary's operations made its eventual liquidation inevitable. Therefore, the effect of the liquidation was recognized as of May 29, 2001 when the Trustee declared a suspension of payments and a gain on the liquidation of the subsidiary was recognized as a reorganization item. The effects of the economic slowdown occurred after that period; hence, revenue in 2002 declined from corresponding periods in 2001.

Defense

        The Defense operating unit's revenue for the three and nine months ended September 27, 2002 was $135.7 million and $435.5 million, respectively, and was favorably impacted by increases in funded scope requirements on four chemical demilitarization projects. In addition, the scope of a reformed construction contract obtained through the RE&C acquisition was expanded and, as a result, continued beyond the expected completion period and generated $36.8 million in revenue during the nine months ended September 27, 2002. Defense threat reduction contracts in the former Soviet Union also contributed $6.9 million and $16.5 million during the three and nine months ended September 27, 2002.

        Chemical demilitarization contracts produced $17.6 million and $29.7 million in operating income during the three and nine months ended September 27, 2002, respectively, benefiting from the scope expansions described above. During the third quarter, the Defense operating unit negotiated settlements on a reformed construction contract and a chemical demilitarization contract both obtained in the acquisition of RE&C. The settlements were partially offset by unfavorable contract adjustments on other Defense contracts during the quarter. The net effect of the contract settlements and contract adjustments was a $10.8 million increase in operating income.

        The Defense operating unit's revenue for the three and nine months ended August 31, 2001 was $163.4 million and $439.3 million, respectively, and was impacted during the quarter by a $(39.7) million unfavorable contract adjustment on a construction project obtained through the RE&C acquisition. In addition, the growth in scope of a reformed construction contract obtained through the RE&C acquisition contributed $26.4 million for both the three and nine months ended August 31, 2001. Defense threat reduction contracts in the former Soviet Union also contributed $5.7 million and $25.5 million, respectively, for the same three and nine month periods.

        The Defense operating unit's operating income during the three and nine months ended August 31, 2001 was $(6.9) million and $7.4 million, respectively. Operations and maintenance contracts at chemical demilitarization facilities produced $3.7 million and $12.6 million in operating income during the three and nine months ended August 31, 2001, respectively. In addition, during the quarter and nine months ended August 31, 2001, the Defense operating unit recognized $26.6 million and $27.6 million of operating income related to the favorable settlement on the construction project described above, and $(39.7) million in losses recognized on the other contract described above.

        Operating income for the quarter and nine months ended August 31, 2001 included the recognition of $5.1 million and $10.3 million of normal profit from certain contracts obtained in the RE&C acquisition.

Energy & Environment

        During the quarter and nine months ended September 27, 2002, the Energy & Environment operating unit recognized revenue on DOE management service contracts earlier in the year than in prior years. Historically, award fees on such projects were "back-end loaded," causing a significant portion of the profit for this operating unit to be recognized in the third and particularly the fourth quarters of the year. However, current contract terms provide for more evenly distributed notification and recognition of award fees throughout the year.

        The Energy and Environment operating unit recognized $159.9 million and $471.1 million in revenue during the quarter and nine months ended September 27, 2002. EMD, which was sold on October 28, 2002, recognized $41.2 million and $127.1 million during the quarter and nine month periods. Remaining revenues were recognized primarily from DOE management service contracts that were $19.6 million and $54.3 million during the quarter and nine month periods, respectively, and from environmental construction contracts which were $74.7 million and $221.9 million during the same periods.

        Operating income reflected the increased revenue in both the quarter and nine months ended September 27, 2002. Favorable performance continued from DOE management service contracts that generated $10.2 million and $30.2 million during the quarter and nine months, respectively. Our DOE management service contracts are "agency" contracts, therefore, revenue increases benefit operating income nearly dollar for dollar. EMD generated $7.8 million and $18.9 million, and energy and environment projects generated $.5 million and $7.1 million during the quarter and nine month periods. Included in the energy and environment projects, as an offset, was a contract earnings adjustment to an environmental project of $9.4 million recognized in the quarter.

        Revenue for the quarter and nine months ended August 31, 2001 was $152.7 million and $416.4 million and operating income was $15.5 million and $24.5 million, respectively. DOE management service contracts were the primary sources of this revenue and contributed approximately 55% of the operating income for both the quarter and nine months ended August 31, 2001 with the balance from energy and environment projects, EMD and commercial businesses.

Intersegment and other

        Intersegment operating income (loss) for the nine months ended September 27, 2002 improved over the comparable periods of 2001 primarily due to lower overhead costs incurred at the Technology Center, a business held for sale, in 2002. In addition, operating costs for 2001 included merger and integration costs of $17.7 million for the nine months ended August 31, 2001 which were related to the RE&C acquisition. No merger and integration costs were incurred in 2002. Goodwill is not amortized in 2002 due to our adoption of SFAS No. 142 effective December 27, 2001.

FINANCIAL CONDITION AND LIQUIDITY

	Nine months ended
Liquidity and capital resources (In millions)	September 27, 2002	August 31, 2001
Cash and cash equivalents
Beginning of period	$138.2	$393.4
End of period	127.6	149.9

	Nine months ended
	September 27, 2002	August 31, 2001
Net cash provided (used) by:
Operating activities	$77.4	$(219.0)
Investing activities	(9.2)	13.2
Financing activities	(78.8)	(37.8)

        We have three principal sources of near-term liquidity: (1) cash generated by operations, (2) existing cash and cash equivalents and (3) revolving loan borrowings under our Senior Secured Revolving Credit Facility.

        In the nine months ended September 27, 2002, we generated $77.4 million of net cash from our operating activities. Payments were made upon the emergence from bankruptcy of approximately $70.0 million on January 25, 2002 to fund up-front fees for the Senior Secured Revolving Credit Facility, payment to the secured lenders, creditors and insurance premiums. This was funded with available cash and an initial borrowing under the senior Secured Revolving Credit Facility of $40.0 million. Borrowings under the facility were repaid during the second quarter of 2002.

        Cash and cash equivalents decreased $10.6 million to $127.6 million at September 27, 2002 from $138.2 million at December 28, 2001. Cash of $71.0 million was restricted for use on the normal operations of our consolidated construction joint ventures, by projects having contractual cash restriction and our self-insurance programs.

        At September 27, 2002, we had $155.5 million in letters of credit outstanding under the Senior Secured Revolving Credit Facility and no borrowings, leaving $194.5 million available for borrowings and letters of credit.

        We expect to use cash to, among other things, fund working capital requirements and make capital expenditures. We anticipate capital expenditures for normal renewal and replacement will be approximately $25.0 million for the year. Funding of working capital and capital expenditures for major new construction projects will depend upon new awards during the balance of the year. We received $3.0 million in proceeds related to equipment sales from the dam and hydropower project in the Philippines in the third quarter of 2002. Currently, we estimate proceeds from additional equipment sales of approximately $12.0 million during the balance of the year, with approximately $20.0 to $25.0 million to be realized in 2003. However, we may use this equipment if a new project is awarded that would need the same type of equipment and is not otherwise available in our equipment fleet.

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

        In addition to the above sources of liquidity, we have sold and continue to hold certain non-core assets held for sale (the Technology Center and EMD). On October 28, 2002, WGSC sold EMD. Cash proceeds net of the transaction costs that are estimated to be approximately $75,000, will be shared between WGI, which holds a 60% economic interest in WGSC, and BNFL, which holds a 40% passive economic interest in the business.

        In line with industry practice, we are often required to provide performance and surety bonds to customers under fixed-price contracts. These bonds indemnify the customer should we fail to perform our obligations under the contract. If a bond is required for a particular project and we are unable to obtain an appropriate bond, we cannot pursue that project. We have an existing bonding facility with an aggregate capacity of $500.0 million, but, as is customary, the issuance of bonds under that facility is at the surety's sole discretion. Moreover, due to events that affect the insurance and bonding markets generally, bonding may be more difficult to obtain in the future or may only be available at significant additional cost. While there can be no assurance that bonds will continue to be available on reasonable terms, we believe that we have access to the bonding necessary to achieve our operating goals. Efforts to increase our bonding capacity could result in actions aimed at improving our tangible net worth. In this regard, tangible net worth is a significant factor to sureties who consider participation in our bonding program and, in their discretion, in issuing bonds under the bonding program, and to certain customers and potential customers. Therefore, we may take steps, from time to time, to enhance our tangible net worth to ensure adequate bonding capacity and compete for projects that require tangible net worth.

ACCOUNTING STANDARDS

Adoption of accounting standards

        The Financial Accounting Standards Board ("FASB") issued Statement No. 141, Business Combinations, Statement No. 142, Goodwill and Other Intangible Assets, Statement No. 143, Accounting for Asset Retirement Obligations and Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. See Note 11, "Accounting Standards" of Notes to Consolidated Financial Statements in Item 1 of this report for a discussion of the impact that these standards had on our financial statements.

Recently issued accounting standards

        In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. See Note 11, "Accounting Standards" of Notes to Consolidated Financial Statements in Item 1 of this report for a discussion of the impact, if any, that this standard may have on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
(In millions of dollars)

Interest rate risk

        Our exposure to market risk for changes in interest rates relates primarily to our short-term debt obligations. Our short-term investments, which are substantially all of our cash, consist primarily of highly liquid instruments with maturities of one month or less. Of total cash and cash equivalents at September 27, 2002 of $127.6 million, $71.0 million was restricted for use on the normal operations of our consolidated joint ventures, by projects having contractual cash restrictions and by our self-insurance programs.

        From time to time, we effect borrowings under our Senior Secured Revolving Credit Facility or otherwise for general corporate purposes, including working capital requirements and capital expenditures. Borrowings under our Senior Secured Revolving Credit Facility bear interest at the applicable LIBOR or prime rate, plus an additional margin and, therefore, are subject to fluctuations in interest rates. As of September 27, 2002, we had no borrowings outstanding under our Senior Secured Revolving Credit Facility. As such, our exposure to interest rate risk was not significant.

Foreign currency risk

        We conduct our business in various regions of the world. Our operations are, therefore, subject to volatility because of currency fluctuations, inflation changes and changes in political and economic conditions in these countries. We are subject to foreign currency translation and exchange issues, primarily with regard to our mining venture, MIBRAG, in Germany. At September 27, 2002, the cumulative adjustments for translation gains net of related income tax expense were $6.3 million. While we endeavor to enter into contracts with foreign customers with repayment terms in U.S. currency in order to mitigate foreign exchange risk, our revenues and expenses are sometimes denominated in local currencies, and our results of operations may be affected adversely as currency fluctuations affect pricing and operating costs or those of our competitors. We engage from time to time in hedging operations, including forward foreign exchange contracts, to reduce the exposure of our cash flows to fluctuations in foreign currency rates. We do not engage in hedging for speculative investment reasons. We can give no assurances that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies.

ITEM 4. CONTROLS AND PROCEDURES

        Our chief executive officer and chief financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days prior to the filing date of this quarterly report. Based on their evaluation, our chief executive officer and chief financial officer have each concluded that our disclosure controls and procedures are effective.

        Subsequent to the date of evaluation by the chief executive officer and chief financial officer, there have not been any significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

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

        From about April 1997 through October 2001, Wasatch Constructors, a joint venture among us and two other construction companies, was the contractor for the reconstruction of Interstate 15 through the Salt Lake Valley in Utah. In October of 2002, the U.S. District Court for the District of Utah unsealed a qui tam lawsuit which had been filed in 1999 with respect to the Interstate 15 project under the federal False Claims Act by private citizens. The complaint in that litigation names the Utah Department of Transportation, Wasatch Constructors, our two joint venture partners, us and several other parties as defendants. Allegations in the complaint include claims that the defendants received payment for more dirt and other fill material than was actually supplied to the project, that substandard materials were used in the project and that we and our joint venture partners failed to comply with the federal clean water and clean air standards. Several documents in the case remain under seal. We intend to defend this lawsuit vigorously. This lawsuit is United States of America ex. rel. Maxfield, et. al. v. Utah Department of Transportation, et. al., Case No. 2:99CV-0040G in the U.S. District Court for the District of Utah, Central Division.

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

(b)
Reports on Form 8-K

  On July 19, 2002, we filed a current report on Form 8-K dated July 19, 2002 announcing that in connection with our emergence from chapter 11 bankruptcy protection and reorganization, we adopted fresh-start reporting pursuant to the guidance provided by the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, effective February 1, 2002. A copy of the fresh-start balance sheet with accompanying notes and a report by Deloitte & Touche LLP were attached as an exhibit.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASHINGTON GROUP INTERNATIONAL, INC.
/s/ GEORGE H. JUETTEN George H. Juetten Executive Vice President and Chief Financial Officer, in his respective capacities as such

        Date: November 12, 2002

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

        3.    Based on my knowledge, the consolidated financial statements and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a.
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b.
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c.
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

  a.
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b.
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 12, 2002

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

        3.    Based on my knowledge, the consolidated financial statements and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a.
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b.
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c.
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

  a.
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b.
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 12, 2002

/s/ GEORGE H. JUETTEN George H. Juetten Executive Vice President and Chief Financial Officer

WASHINGTON GROUP INTERNATIONAL, INC.
EXHIBIT INDEX

        Copies of exhibits will be provided upon request at a fee of $.25 per page requested.

Exhibit Number		Exhibit Description
99.1	*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith.