Form 10-K
period 2003-01-03
WASHINGTON GROUP INTERNATIONAL INC
filed 2003-03-17
CIK 906469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.   20549

Form 10-K

Annual Report

For the Fiscal Year Ended January 3, 2003

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 1-12054

WASHINGTON GROUP INTERNATIONAL, INC.

A Delaware Corporation

IRS Employer Identification No. 33-0565601

720 PARK BOULEVARD, BOISE, IDAHO  83712

208 / 386-5000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) and
SECTION 12(g) OF THE ACT

Pursuant to the Second Amended Joint Plan of Reorganization of Washington Group International, Inc., et al., as modified and confirmed, on January 25, 2002, all of the registrant’s then existing equity securities, including common stock, were deemed canceled and extinguished, and new common stock was issued.

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $.01 par value per share

(Title of class)

Preferred Stock Purchase Rights

(Title of class)

COMPLIANCE WITH REPORTING REQUIREMENTS

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

☒  Yes                     ☐  No

Indicate by check mark whether the registrant is an accelerated filer.

☒  Yes                     ☐  No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.

☒  Yes                     ☐  No

DISCLOSURE PURSUANT TO ITEM 405 OF REGULATION S-K

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

AGGREGATE MARKET VALUE OF COMMON STOCK HELD BY NON-AFFILIATES

At February 28, 2003, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based on the closing bid price on February 28, 2003, as reported on the OTC Bulletin Board®, was approximately $371,000,000. At June 28, 2002 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by nonaffiliates of the registrant, based on the closing bid price on June 28, 2002, as reported by the Pink Sheets® quotation service, was approximately $550,000,000. No shares are assumed to be held by affiliates of the registrant on such dates for the purpose of these calculations.

The number of shares of common stock outstanding as of February 28, 2003 was 25,000,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its annual meeting of stockholders to be held on May 9, 2003, which is expected to be filed with the Securities and Exchange Commission not later than April 9, 2003, are incorporated by reference into Part III of this report on Form 10-K. In the event such proxy statement is not filed by April 9, 2003, the required information will be filed as an amendment to this report on Form 10-K no later than that date.

WASHINGTON GROUP INTERNATIONAL, INC.

Form 10-K

Annual Report

For the Fiscal Year Ended January 3, 2003

NOTE REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements.  You can identify forward-looking statements by the use of terminology such as “may,” “will,” “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” “could,” “should,” “potential” or “continue,” or the negative or other variations thereof, as well as other statements regarding matters that are not historical fact.  These forward-looking statements include, among others, statements concerning:

•                  Our business strategy and competitive advantages

•                  Our expectations as to potential revenues from designated markets or customers

•                  Our expectations as to profits, cash flows, return on invested capital and net income

•                  Our expectations as to new work and backlog

•                  The markets for our services and products

•                  Our anticipated capital expenditures and funding requirements

Forward-looking statements are only predictions. The forward-looking statements in this report are subject to risks and uncertainties, including, among others, the risks and uncertainties identified in this report and other operational, business, industry, market, legal and regulatory developments, which could cause actual events or results to differ materially from those expressed or implied by the forward-looking statements. The most important factors that could prevent us from achieving the expectations expressed include, but are not limited to, our failure to:

•                  Satisfy the restrictive covenants imposed by our indebtedness

•                  Raise sufficient working capital on acceptable terms and on a timely basis

•                  Maintain relationships with key customers, partners, sureties and suppliers

•                  Manage and avoid delays or cost overruns in existing and future contracts

•                  Successfully bid for, and enter into, new contracts on satisfactory terms

•                  Successfully negotiate claims and change orders

•                  Manage and maintain our operations and financial performance and the operations and financial performance of our current and future operating subsidiaries and joint ventures

•                  Respond to competitors in our existing and planned markets

•                  Respond effectively to regulatory, legislative and judicial developments, including any legal or regulatory proceedings, affecting our existing contracts, including contracts concerning environmental remediation and restoration

•                  Obtain and maintain any required governmental authorizations, franchises and permits, all in a timely manner, at reasonable costs and on satisfactory terms and conditions

•                  Realize anticipated reductions in overhead and other costs

Some other factors that may affect our businesses, financial position or results of operations include:

•                  Accidents and conditions, including industrial accidents, labor disputes, geological conditions, environmental hazards, weather and other natural phenomena

•                  Special risks of international operations, including uncertain political and economic environments, acts of terrorism or war, potential incompatibilities with foreign joint venture partners, foreign currency fluctuations and controls, civil disturbances and labor issues

•                  Special risks of contracts with the government, including the failure of applicable governing authorities to take necessary actions to secure or maintain funding for particular projects with us, the unilateral termination of contracts by the government and reimbursement obligations to the government for funds previously received

•                  Maintenance of government-compliant cost systems

•                  The economic well-being of our private and public customer base and its ability and intentions to invest capital in engineering and construction activities

PART I

ITEM 1.  BUSINESS

Unless otherwise indicated, the terms “we,” “us” and “our” refer to Washington Group International, Inc. (“Washington Group”) and its consolidated subsidiaries; and references to 2002 are references to our fiscal year ended January 3, 2003; references to 2001 are references to our fiscal year ended November 30, 2001; and references to 2000 are references to our fiscal year ended December 1, 2000.

The common stock of reorganized Washington Group (“New Common Stock”) currently trades on the NASDAQ National Market® under the ticker symbol “WGII.”

We have changed our 52/53 week fiscal year from a year ending on the Friday closest to November 30 to a year ending on the Friday closest to December 31. This change became effective on December 29, 2001.

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other information with the Securities and Exchange Commission (the “SEC”). The public can obtain copies of these materials by visiting the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington DC 20549, or by calling the SEC at 1-800-SEC-0330, or by accessing the SEC’s website at http://www.sec.gov. In addition, as soon as reasonably practicable after such materials are filed with or furnished to the SEC, we make copies available to the public free of charge on or through our website at http://www.wgint.com. The information on our website is not incorporated into, and is not part of, this report.

Our principal executive offices are located at 720 Park Boulevard, Boise, Idaho 83712. Our telephone number is (208) 386-5000.

GENERAL

We are an international provider of a broad range of design, engineering, construction, construction management, facilities and operations management, environmental remediation and mining services. We offer our various services separately or as part of an integrated package throughout the life cycle of a customer’s project.

•                  In providing engineering and design services, we participate in the conceptualization and planning stages of projects that are part of our customers’ overall capital programs. We develop the physical designs and determine the technical specifications. We also devise project configurations to maximize both construction and operating efficiency.

•                  As a contractor, we are responsible for the construction and completion of each contract in accordance with its specifications and contracting terms (primarily schedule and total cost). In this capacity, we often manage the procurement of materials, subcontractors and craft labor. Depending on the project, we may function as the primary contractor or as a subcontractor to another firm.

•                  On some projects, we function as a construction manager, engaged by the customer to oversee other contractors’ compliance with design specifications and contracting terms.

•                  Under operations and maintenance contracts, we provide staffing, technical support, repair, renovation, predictive and preventive services to customer facilities globally. We also offer other facility services, such as general building maintenance and asset management. In addition, we provide inventory and product logistics for manufacturing plants, information technology support, equipment servicing and tooling changeover.

On some projects, particularly those of significant size and requiring specialized technology or know-how, we partner with other firms, both to (1) increase our opportunity to win the contract and (2) manage development and execution risk. Partners may include specialized process engineering firms, other engineers, constructors, operations contractors or equipment manufacturers. These partnerships may be structured as joint ventures or consortia, with each participating firm having an economic interest relative to the scope of its work.

We enter into four basic types of contracts with our customers:

•                  Under a “fixed-price” contract, we provide the customer a total project for an agreed-upon price, subject to project circumstances and changes in scope. We commonly refer to contracts under which the total project cost is determined up front as “lump-sum” contracts. Plant and facility construction projects and large design-build infrastructure projects are typically awarded on a lump-sum basis. We follow strict guidelines in bidding for and entering into fixed-price contracts.

•                  Under a “fixed-unit-price” contract, the customer pays us for materials, labor, overhead, equipment rentals or other costs at fixed rates as each unit of work is performed. Highway infrastructure and mining projects are typically awarded on a fixed-price per-unit basis.

•                  Under a “target-price” contract, we provide the customer with a total project at a target price agreed upon by the customer, subject to project circumstances and changes in scope. Should costs exceed the target within the agreed-upon scope, we will absorb those costs to the extent of our expected fee or profit; however, the customer reimburses us for the costs that we incur if costs continue to escalate beyond our expected fee. Additional fee is earned if costs are below the target. We follow strict guidelines in bidding for and entering into target-price contracts.

•                  Under a “cost-type” contract, a customer reimburses us for the costs that we incur (primarily materials, labor, overhead and subcontractor services), plus a predetermined fee. The fee portion of the contract may equal a percentage of the costs incurred and/or may be based on the achievement of specific performance incentives or milestones. The fee portion may also be subject to a maximum. Engineering, construction management and environmental and hazardous substance remediation contracts, including most of our work for U.S. government customers, are typically awarded pursuant to a cost-type contract.

Both anticipated income and economic risk are greater under fixed-price and fixed-unit-price contracts than under target-price and cost-type contracts.

Some fixed-price contracts require the contractor to provide a surety bond to its customer. This general industry practice provides indemnification to the customer if the contractor fails to perform its obligations. Surety companies consider factors such as capitalization, available working capital, past performance and management expertise to determine the amount of bonds they are willing to issue to a particular engineering and construction firm.

BACKGROUND

We were originally incorporated in Delaware on April 28, 1993 under the name Kasler Holding Company.  In April 1996, we changed our name to Washington Construction Group, Inc. On September 11, 1996, we purchased Morrison Knudsen Corporation, which we refer to in this report as “Old MK,” and changed our name to Morrison Knudsen Corporation. Our purchase of Old MK was structured as a merger with and into us and was an integral part of the reorganization of Old MK under a plan of reorganization that Old MK filed in the U.S. Bankruptcy Court for the District of Delaware. We have no remaining obligations under that plan of reorganization.

On March 22, 1999, we and BNFL Nuclear Services, Inc. (“BNFL”) acquired the government and environmental services businesses of CBS Corporation (now Viacom, Inc.). In this report, we refer to these businesses as the “Westinghouse Businesses.” The Westinghouse Businesses currently constitute our Westinghouse Government Services Group (“WGSG”), which is primarily a part of our Energy & Environment business unit.

On July 7, 2000, we purchased from Raytheon Company and Raytheon Engineers & Constructors International, Inc. (“RECI” and, collectively with Raytheon Company, the “Sellers”), the capital stock of the subsidiaries of RECI and specified other assets of RECI and assumed specified liabilities of RECI. The businesses that we purchased, which we refer to in this report as “RE&C,” provide engineering, design, procurement, construction, operation, maintenance and other services on a global basis. Following the acquisition, on September 15, 2000, we changed our name to Washington Group International, Inc.

On May 14, 2001, due to near-term liquidity problems resulting from our acquisition of RE&C, we filed for protection under Chapter 11 of the U.S. Bankruptcy Code. On December 21, 2001, the bankruptcy court entered an order confirming the Second Amended Joint Plan of Reorganization of Washington Group International, Inc., et. al., as modified (the “Plan of Reorganization”). The Plan of Reorganization became effective and we emerged from bankruptcy protection on January 25, 2002. For a discussion of the RE&C acquisition and the resulting bankruptcy, see Note 3, “Acquisition” and Note 4, “Reorganization Case and Fresh-start Reporting” of the Notes to Consolidated Financial Statements in Item 8 of this report.

The U.S. Bankruptcy Court for the District of Nevada retains jurisdiction to interpret our Plan of Reorganization and to resolve outstanding claims and third party disputes relating thereto. A reorganization plan committee (the “Reorganization Plan Committee”) was established by the bankruptcy court to evaluate claims of unsecured creditors, to prosecute any disputed unsecured claims, to determine each unsecured creditor’s distribution under the Plan of Reorganization, and generally to monitor implementation of the Plan of Reorganization.

We are responsible for all fees and expenses incurred in connection with the administration of our Plan of Reorganization, including fees and expenses of the Reorganization Plan Committee, the United States Trustee appointed by the bankruptcy court, and their counsel and our counsel.

BUSINESS UNITS

During the fiscal quarter ended March 29, 2002, we reorganized our business to operate through six business units, each of which comprises a separate reportable business segment: Power, Infrastructure, Mining, Industrial/Process, Defense and Energy & Environment.

Power

Our Power business unit provides engineering, construction, and operations and maintenance services in both the fossil and nuclear power markets. Its customers include utilities, industrial co-generators, independent power producers, and governments that generate power in a wide variety of ways, including coal-, oil- and gas-fired power plants, combustion turbine and combined cycle generation, nuclear power generation, hydroelectric generation and waste-to-energy generation. The Power business unit provides a range of services that includes:

•                  general engineering and design;

•                  power generation planning;

•                  siting and licensing;

•                  environmental permitting and engineering;

•                  plant construction, expansion, refurbishment, retrofit and modification, including the construction of new power plants, distribution and transmission systems and energy storage facilities, the installation of flue-gas cleaning systems in coal-fired power plants and the replacement of major components in nuclear power plants;

•                  decontamination and decommissioning of nuclear power plants; and

•                  operations and maintenance, including renewal and repair, supply and logistics management and maintenance and modification services at several nuclear power plants.

Infrastructure

Our Infrastructure business unit provides infrastructure services to clients globally via project development, design-build-operate-maintain, consulting, engineering, design, project management, construction management, construction and operations and maintenance. The business unit generally performs as a general contractor or as a joint venture partner with other contractors on domestic and international projects.

Infrastructure serves both private and public sector customers across four major markets:

•                  Rail and transit: Design, construction, operation and maintenance of light rail, subways, commuter/inter-city railroads, railroads, freight transport, people movers, bus rapid transit, electrification and multimodal facilities.

•                  Highways and bridges: Design and construction of interstates/freeways, arterial highways/streets, interchanges, bridges, tunnels and intelligent transportation systems.

•                  Water resource and hydropower: Design and construction of hydroelectric power, water supply, flood control, irrigation and drainage, hydraulic structures and environmental and safety analysis.

•                  Airports and seaports: Design, construction, development and operation of airport airside and landside infrastructure, security and environmental services.

Mining

Our Mining business unit provides design/build services; engineer, procure, construct (EPC); engineer, procure, construct, manage (EPCM); construction management; contract-mining; engineering; resource evaluation; geologic modeling; mine planning; simulation modeling; equipment selection; production scheduling and operations management to the precious metals, coal, oil sands, industrial minerals and metals markets globally. The business unit currently operates six mines producing minerals in North and South America and Europe. Mining contracts typically are two- to five-year contracts that are renewed in subsequent bidding cycles throughout the useful life of the mine, which can range from 20 to 30 years. Mining contracts are largely fixed-price or fixed-unit-price in nature. We hold ownership interests in two mining ventures: MIBRAG mbH, a company that operates lignite mines and power plants in Germany (50% ownership), and Westmoreland Resources, Inc., a coal company in Montana (20% ownership). See Note 6, “Ventures” of the Notes to Consolidated Financial Statements in Item 8 of this report.

Industrial/Process

The Industrial/Process business unit provides services in each stage of a project’s life cycle, including planning, engineering, design, procurement, construction and total facilities management. Total facilities management services of Industrial/Process include inventory and supply chain management, shutdown and turnaround management and other maintenance, operations and logistics management services. Industrial/Process serves companies in the following markets:

•                  automotive;

•                  pharmaceutical and biotechnology;

•                  oil and gas processing;

•                  fine chemical processing;

•                  buildings;

•                  food and consumer products;

•                  general and manufacturing;

•                  aerospace;

•                  telecommunications;

•                  pulp and paper markets; and

•                  metals processing.

Defense

The structure of our Defense business unit has changed dramatically as the needs of our major customer, the U.S. government and more specifically, the Department of Defense, have changed. After the September 11 attack on the United States, the Defense business unit identified three major markets to best serve its clients.

•                  Threat reduction. We provide demilitarization services to federal clients, including chemical and biological warfare material neutralization and nuclear weapons delivery systems disarmament. This market includes support for the Department of Defense in the destruction of the U.S. chemical weapons stockpile as the lead contractor for four of the U.S. Army’s five chemical weapons destruction thermal facilities. Additionally, we provide support to a fifth facility, purchase equipment for these sites and we are responsible for the start-up, operations and closure of the first neutralization plant dealing with intact weapons. These facilities are designed to destroy chemical weapons that have been stored for many years in underground bunkers. In addition, the business unit provides demilitarization services, funded by the U.S. government, to the Commonwealth of Independent States, and has recently been awarded significant participation in the Cooperative Threat Reduction Integrated Contract. The contract is financed by the United States to protect and safely destroy weapons of mass destruction located in the former Soviet Union.

•                  Defense infrastructure services. Our Defense business unit supports the Department of Defense and other U.S. government agencies that operate or maintain major facilities providing architectural engineering services and engineering, procurement and construction services for the armed forces. These same services are provided to the Department of State and various intelligence agencies of the U.S. government. Transportation nodes, such as airports, seaports, international boundaries and transit points, bridges, rail systems and commercial aircraft and the Command & Control systems are all being evaluated and will be supported by Defense infrastructure services.

•                  International and homeland security. We provide threat analysis and mitigation services to a variety of clients. The Defense business unit supports one of the nation’s highest priorities - the security of our nation and the safety of U.S. citizens abroad. Congress has created a new Department of Homeland Security, which has been given a broad mandate and significant funding. We will devote our considerable experience in security research and technologies to compete for this business.

Energy & Environment

Our Energy & Environment business unit provides services to the U.S. Department of Energy, which is responsible for maintaining the nation’s nuclear weapons stockpile and performing environmental cleanup and remediation. The business unit also provides the U.S. government with construction, contract management, supply-chain management, quality assurance, administrative and environmental cleanup and restoration services. Energy & Environment provides safety management consulting and waste and environmental technology and engineered products, including radioactive waste containers and technical support services. WGSG, in which we have a 60% economic interest and BNFL has a 40% interest, operates within the Energy & Environment business unit. Almost all of this business unit’s revenues are from contracts funded by the federal government, with the Department of Energy accounting for about 97% of its revenues.

The Energy & Environment business unit also provides products and services to commercial clients, including the design and manufacture of engineered canisters to ship and store spent nuclear fuel, and safety planning, integrated safety management consulting, facility operation, hazardous material management and licensing.

For financial information about each of our business units and additional disclosures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Business Unit Results” in Item 7 of this report and Note 13, “Operating Segment, Geographic and Customer Information” of the Notes to Consolidated Financial Statements in Item 8 of this report.

For financial information relating to geographic areas in which we operate and additional disclosures, see Note 13, “Operating Segment, Geographic and Customer Information” of the Notes to Consolidated Financial Statements in Item 8 of this report.

MATERIAL CUSTOMERS

During 2002, 10% or more of our total consolidated revenue was derived from contracts and subcontracts performed by the Power, Industrial/Process, Defense and Energy & Environment business units as follows:

Percent of Consolidated Revenue
Department of Defense	23%
Raytheon Company	15%

Although we presently have a good relationship with the Department of Defense, the loss of this customer, or significant reductions in government funding, could have a material adverse effect on our Defense and Energy & Environment business units and our company taken as a whole. See Risk Factors, “Economic downturns and reductions in government funding could have a negative impact on our business,” later in Part I of this report.

Our revenue derived from Raytheon Company is principally the result of work performed in the Power business unit under a services agreement entered into as part of our settlement agreement with the Raytheon Company (the “Raytheon Settlement”). Under this agreement, we perform work as requested by Raytheon Company and are reimbursed on a cost-reimbursable basis on certain projects which were rejected by us during our bankruptcy for which Raytheon Company had indemnified performance to the customer. See Note 3, “Acquisition” of the Notes to Consolidated Financial Statements in Item 8 of this report. Although the revenues derived from work performed under the Raytheon Settlement were significant to our business during 2002, we expect the work to be substantially completed in 2003. We anticipate that the reduction of revenue from the completion of work under the Raytheon Settlement will be partially replaced with new work awarded from other customers in the near term and will not have a material adverse effect on our business in the long term.

GOVERNMENT CONTRACTS AND BACKLOG

Government funded contracts are, and are expected to continue to be, a significant part of our business. We derived 35% of our consolidated operating revenues in 2002 from contracts with the U.S. government. Allowable costs under U.S. government contracts are subject to audit by the government. To the extent that these audits result in determinations that costs claimed as reimbursable are not allowable costs or were not allocated in accordance with federal regulations, we could be required to reimburse the government for amounts previously received. We also have a number of U.S. government contracts which extend beyond one year and for which government funding has not yet been approved. All U.S. government contracts and some foreign contracts are subject to unilateral termination at the option of the customer.

Backlog represents the total value of all awarded contracts that have not been completed and will be recognized as revenues or as equity in income of mining ventures over the life of the project or over the construction period. Backlog includes our proportionate share of construction joint venture contracts and the uncompleted portions of mining service contracts and ventures for the next five years. Backlog for government contracts includes only two years’ worth of the portions of such contracts that are currently funded or which we are highly confident will be funded. The reported backlog excludes approximately $1.0 billion of government contracts in progress for work to be performed beyond December 2004.

Backlog at January 3, 2003 totaled $2.8 billion compared with backlog of $3.5 billion at November 30, 2001. During the fourth quarter of 2002, we sold the Electro-Mechanical Division (“EMD”) of the Energy & Environment business unit. See Note 7, “Sale of Business and Businesses Held for Sale” of the Notes to Consolidated Financial Statements in Item 8 of this report. As part of this transaction, we sold contracts with backlog valued at $252.1 million at the end of the third quarter of 2002. Approximately $1.1 billion of the backlog at January 3, 2003 was comprised of U.S. government contracts that are subject to termination by the government, $512.1 million of which had not yet been funded. Historically, we have not experienced significant reductions in funding of U.S. government contracts once they have been awarded. Terminations for the convenience of the government generally provide for recovery of contract costs and related earnings. Approximately $1.4 billion or 52% of backlog at January 3, 2003 is expected to be recognized as contract revenue or as equity in income of mining ventures in 2003.

Although backlog reflects business that we consider to be firm, cancellations or scope adjustments may occur. We have adjusted backlog to reflect project cancellations, deferrals and revisions in scope and cost (both upward and downward) known at the reporting date; however, future contract modifications or cancellations may increase or reduce backlog and future revenues.

Composition of backlog (In millions)	January 3, 2003		February 1, 2002		November 30, 2001

			(Fresh-start)

Cost-type and target-price contracts	$1,553.1	56%	$1,560.6	46%	$1,500.9	42%
Fixed-price and fixed-unit-price contracts	1,202.0	44%	1,806.6	54%	2,046.6	58%
Total backlog	$2,755.1	100%	$3,367.2	100%	$3,547.5	100%

During 2001, we reversed previously recorded backlog of $1,020.7 million. This reversal was principally due to the suspension of work on two large construction projects located in Massachusetts that were part of the RE&C acquisition. See Note 3, “Acquisition” of the Notes to Consolidated Financial Statements in Item 8 of this report. During December 2001, we were re-engaged to continue work on the suspended projects and continued to work on them throughout 2002 and into 2003. Completion is expected during 2003. During 2002, $537.6 million of the additions to our backlog were primarily related to these two projects.

COMPETITION

We are engaged in highly competitive businesses in which customer contracts are typically awarded through competitive bidding processes. We compete based primarily on price, reputation and reliability with other general and specialty contractors, both foreign and domestic. Success or failure in our lines of business is, in large measure, based upon the ability to compete successfully for contracts and to provide the engineering, planning, procurement, construction, operations and project management and project financing skills required to complete them in a timely and cost-efficient manner. We compete with other general and specialty contractors, both foreign and domestic, including large international contractors and small local contractors.  Some competitors have greater financial and other resources than we do, which in some instances, could give them a competitive advantage over us.

EMPLOYEES

Our total global employment varies widely with the volume, type and scope of operations under way at any given time. At January 3, 2003, we employed approximately 30,000 employees. Approximately 20% of our craft labor employees are covered either by one of our regional labor agreements, which expire between January 2003 and September 2006, or by specific project labor agreements, each of which expires upon completion of the relevant project.

RAW MATERIALS

We can purchase much of the raw materials and components necessary to operate our businesses from numerous sources. We do not foresee any unavailability of raw materials or components that would have a material adverse effect on our businesses in the foreseeable future.

ENVIRONMENTAL MATTERS

Our environmental and hazardous substance remediation and contract mining services involve risks of liability under federal, state and local environmental laws and regulations, including the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”). We perform environmental remediation at Superfund sites as a response action contractor for the Environmental Protection Agency and, in such capacity, are exempt from liability under any federal law, including CERCLA, unless our conduct is negligent. Moreover, we may be entitled to indemnification from agencies of the United States against liability arising out of the negligent performance of work in such capacity.

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

For additional information regarding environmental matters, see “Risk Factors - We could be subject to liability under environmental laws.”

RISK FACTORS

We are subject to a number of risks, including those enumerated below. Any or all of these risks could have a material adverse effect on our business, financial condition, results of operations and cash flows and on the market price of our securities. See also “Note Regarding Forward-looking Information.”

The documents governing our indebtedness restrict our ability and the ability of some of our subsidiaries to engage in some business transactions.

In connection with our emergence from bankruptcy protection, we entered into exit financing facilities (the “Senior Secured Revolving Credit Facility” or the “Credit Facility”) providing for an aggregate of $350 million of revolving borrowing and letter of credit capacity. The credit agreement governing the Senior Secured Revolving Credit Facility restricts our ability and the ability of some of our subsidiaries to, among other things:

•                  incur or guarantee additional indebtedness;

•                  declare or pay dividends on, redeem or repurchase capital stock;

•                  pay dividends or other distributions or transfer assets or make loans between us and some of our subsidiaries;

•                  make investments;

•                  incur or permit to exist liens;

•                  enter into transactions with affiliates;

•                  make material changes in the nature or conduct of our business;

•                  merge or consolidate with, acquire substantially all of the stock or assets of other companies;

•                  transfer or sell assets; and

•                  engage in sale-leaseback transactions.

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

Strikes, work stoppages and other similar events, as well as resulting increases in operating costs, would have a negative impact on our operations and results.

We are party to several regional labor agreements that expire between January 2003 and September 2006, as well as project-specific labor agreements that commit us to use union building trades on certain projects. If the industry were unable to negotiate with any of the unions, it could result in strikes, work stoppages or increased operating costs as a result of higher than anticipated wages or benefits. If the unionized workers engage in a strike or other work stoppage, or other employees become unionized, we could experience a disruption of our operations and higher ongoing labor costs, which could adversely affect portions of our businesses, financial position, results of operations and cash flows. See “Employees” in Part I of this report.

Our success depends on attracting and retaining qualified personnel in a competitive environment.

We are dependent upon our ability to attract and retain highly qualified managerial, technical and business development personnel. Competition for key personnel is intense. We cannot be certain that we will retain our key managerial, technical and business development personnel or that we will attract or assimilate key personnel in the future. Failure to retain or attract such personnel could materially adversely affect our businesses, financial position, results of operations and cash flows.

Economic downturns and reductions in government funding could have a negative impact on our businesses.

Demand for the services offered by us has been, and is expected to continue to be, subject to significant fluctuations due to a variety of factors beyond our control, including economic conditions. During economic downturns, the ability of both private and governmental entities to make expenditures may decline significantly. We cannot be certain that economic or political conditions will be generally favorable or that there will not be significant fluctuations adversely affecting our industry as a whole or key markets targeted by us. In addition, our operations are, in part, dependent upon government funding. Significant changes in the level of government funding of these projects could have an unfavorable impact on our business, financial position, results of operations and cash flows.

Our fixed-price contracts subject us to the risk of increased project cost.

Our fixed-price contracts involve risks relating to our inability to receive additional compensation in the event the costs of performing those contracts proves to be greater than anticipated. Our cost of performing the contracts may be greater than anticipated due to uncertainties inherent in estimating contract completion costs, contract modifications by customers resulting in claims, failure of subcontractors and joint venture partners to perform and other unforeseen events and conditions. At January 3, 2003, approximately 44% or $1.2 billion of our backlog represented fixed-price and fixed-unit-price contracts. Any one or more of these risks could result in reduced profits or increased losses on a particular contract or contracts.

The U.S. government can audit and disallow claims for compensation under our government contracts, and can terminate those contracts without cause.

Government contracts, primarily with the U.S. Departments of Energy and Defense, are, and are expected to continue to be, a significant part of our business. We derived approximately 35% of our consolidated revenues in 2002 from contracts funded by the U.S. government. Allowable costs under government contracts are subject to audit by the U.S. government. To the extent that these audits result in determinations that costs claimed as reimbursable are not allowable costs or were not allocated in accordance with federal government regulations, we could be required to reimburse the U.S. government for amounts previously received. In addition, if we were to lose and not replace our revenues generated by one or more of the U.S. government contracts, our businesses, financial condition, results of operations and cash flows could be adversely affected.

We have a number of contracts and subcontracts with agencies of the U.S. government, principally for environmental remediation, restoration and operations work, which extend beyond one year and for which government funding has not yet been approved. We cannot be certain that funding will be approved. All contracts with agencies of the U.S. government and some commercial and foreign contracts are subject to unilateral termination at the option of the customer. In the event of a termination, we would not receive projected revenues or profits associated with the terminated portion of those contracts.

In addition, government contracts are subject to specific procurement regulations, contract provisions and a variety of other socioeconomic requirements relating to the formation, administration, performance and accounting of these contracts. Many of these contracts include express or implied certifications of compliance with applicable laws and contract provisions. As a result of our government contracting, claims for civil or criminal fraud may be brought by the government for violations of these regulations, requirements or statutes. We may also be subject to qui tam litigation brought by private individuals on behalf of the government under the Federal Civil False Claims Act, which could include claims for up to treble damages. Further, if we fail to comply with any of these regulations, requirements or statutes, our existing government contracts could be terminated, we could be suspended from government contracting or subcontracting, including federally funded projects at the state level, and our ability to participate in foreign projects funded by the United States could be adversely affected. If one or more of our government contracts are terminated for any reason, or if we are suspended from government work, we could suffer a significant reduction in expected revenues.

Our backlog is subject to unexpected adjustments and cancellations and is, therefore, an uncertain indicator of our future earnings.

As of January 3, 2003, our backlog was approximately $2.8 billion. We cannot guarantee that the revenues projected in our backlog will be realized or, if realized, will result in profits. Projects may remain in our backlog for an extended period of time prior to project execution and, once project execution begins, it may occur unevenly over the current and multiple future periods. In addition, project terminations, suspensions or reductions in scope may occur from time to time with respect to contracts reflected in our backlog. Such backlog reductions would adversely affect the revenue and profit we actually receive from contracts reflected in our backlog. Future project cancellations and scope adjustments could further reduce the dollar amount of our backlog and the revenues and profits that we actually earn.

Our businesses involve many project-related and contract-related risks.

Our businesses are subject to a variety of project-related risks, including changes in political and other circumstances, particularly since contracts for major projects are performed over extended periods of time. These risks include the failure of applicable governing authorities to take necessary actions, opposition by third parties to particular projects and the failure by customers to obtain adequate financing for particular projects. Due to these factors, losses on a particular contract or contracts could occur, and we could experience significant changes in operating results on a quarterly or annual basis.

We may also be adversely affected by various risks and hazards, including industrial accidents, labor disputes, geological conditions, environmental hazards, acts of terrorism or war, weather and other natural phenomena such as earthquakes and floods.

If we guarantee the timely completion or performance standards of a project, we could incur additional costs to meet our guarantee obligations.

In certain instances, including some of our fixed-price contracts, we guarantee a customer that we will complete a project by a scheduled date. We sometimes also provide that the project, when completed, will achieve certain performance standards. If we subsequently fail to complete the project as scheduled, or if the project subsequently fails to meet the guaranteed performance standards, we may be held responsible for cost impacts to the client resulting from any delay or the costs to cause the project to achieve the performance standards. In most cases where we fail to meet contract-defined performance standards, we may be subject to agreed-upon liquidated damages. To the extent that these events occur, the total costs for the project would exceed our original estimates, and we could experience reduced profits, or in some cases, a loss for that project.

Our international operations involve special risks.

We pursue project opportunities internationally through foreign and domestic subsidiaries as well as through agreements with domestic and foreign joint venture partners. Our international operations accounted for approximately 8% of our revenues in 2002. Our foreign operations are subject to special risks, including:

•                  unstable political, economic, financial and market conditions;

•                  potential incompatibility with foreign joint venture partners;

•                  foreign currency controls and fluctuations;

•                  trade restrictions;

•                  restrictions on repatriating foreign profits back to the United States;

•                  increases in taxes;

•                  civil disturbances and acts of terrorism, violence or war in the United States or elsewhere; and

•                  changes in labor conditions, labor strikes and difficulties in staffing and managing international operations.

Events outside of our control may limit or disrupt operations, restrict the movement of funds, result in the deprivation of contract rights, increase foreign taxation or limit repatriation of earnings. In addition, in some cases, applicable law and joint venture or other agreements may provide that each joint venture partner is jointly and severally liable for all liabilities of the venture.

We could be subject to liabilities as a result of our performance.

The nature of our engineering and construction businesses exposes us to potential liability claims and contract disputes that may reduce our profits.

We engage in engineering and construction activities for large industrial facilities where design, construction or systems failures can result in substantial injury or damage to third parties. Any liability in excess of our insurance limits at locations engineered or constructed by us, where our products are installed or where our services are performed could result in significant liability claims against us, which claims may reduce our earnings. In addition, if a customer disputes our performance of project services, the customer may decide to delay or withhold payment to us. If we were ultimately unable to collect on these payments, our profits would be reduced.

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

Various federal, state and local environmental laws and regulations, as well as common law, may impose liability for property damage and costs of investigation and cleanup of hazardous or toxic substances on property currently or previously owned by us or arising out of our waste management or environmental remediation activities. These laws may impose responsibility and liability without regard to knowledge of or causation of the presence of contaminants. The liability under these laws is joint and several. We have potential liabilities associated with our past waste management and contract mining activities and with our current and prior ownership of various properties.

Expiration of the Price-Anderson Act’s indemnification authority could have adverse consequences on our Power, Defense and Energy & Environment business units.

Our Power, Defense and Energy & Environment business units provide engineering, construction and operations and maintenance services in the nuclear power market, and approximately 15% of our backlog is derived from nuclear services. The Price-Anderson Act promotes and regulates the nuclear power industry in the United States. It comprehensively regulates the manufacture, use and storage of radioactive materials, and promotes the nuclear power industry by offering broad indemnification to nuclear power plant operators and certain Department of Energy contractors like us. While the Price-Anderson Act’s indemnification provisions are broad, it has not been determined whether they apply to all liabilities that might be incurred by a radioactive materials cleanup contractor. The Price-Anderson Act’s provisions with respect to indemnification of Department of Energy contractors under newly signed contracts will expire on December 31, 2004. Congress has extended the expiration date of the Act in the past, and it is expected that it will extend the expiration date in the future beyond December 31, 2004. Our business units could be adversely affected if the Price-Anderson Act were not extended beyond December 31, 2004 due to either the unwillingness of plant operators to retain us or our inability to obtain adequate indemnification and insurance because of the unavailability of the protections of the Price-Anderson Act.

Actual results could differ from the estimates and assumptions used to prepare our financial statements.

In order to prepare financial statements in conformity with generally accepted accounting principles, our management is required to make estimates and assumptions as of the date of the financial statements which affect the reported values of assets and liabilities and revenues and expenses, and disclosures of contingent assets and liabilities. Areas requiring significant estimates by our management include: (1) determination of new work awards and backlog, (2) recognition of contract revenue, costs, profit or losses in applying the principles of percentage-of-completion accounting, (3) recognition of recoveries under contract change orders or claims, (4) collectibility of billed and unbilled accounts receivable and the need and amount of any allowance for doubtful accounts, (5) the amount of reserves necessary for self-insured risks, (6) the determination of liabilities under pension and other post-retirement benefit programs, (7) estimated amounts for expected project losses, reclamation costs, warranty costs or other contract closing costs, (8) recoverability of goodwill, (9) provisions for income taxes and any related valuation allowances and (10) accruals for other estimated liabilities, including litigation reserves.

Our use of percentage-of-completion accounting could result in a reduction or elimination of previously reported profits.

As more fully discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview” in Item 7 and in Note 1, “Significant Accounting Policies” of the Notes to Consolidated Financial Statements in Item 8 of this report, a substantial portion of our revenues are recognized using the percentage-of-completion method of accounting. Generally, the percentage-of-completion accounting practices we utilize result in our recognizing contract revenues and earnings ratably, based on the proportion of costs incurred to total estimated contract costs or on the proportion of labor hours or labor costs incurred to total estimated labor hours or labor costs. For certain long-term contracts, completion is measured on estimated physical completion or units of production.

The cumulative effect of revisions to contract revenues and estimated completion costs, including incentive awards, penalties, change orders, claims and anticipated losses, is recorded in the accounting period in which the amounts are known and can be reasonably estimated. Such revisions could occur at any time and the effects could be material. A change order is included in total estimated contract revenue when it is probable that the change order will result in a bona fide addition to contract value and can be reliably estimated. If it is probable that the change order will result in the contract price exceeding the related costs incurred and that the excess over cost can be reliably estimated, and if realization is assured beyond a reasonable doubt, the original contract price is adjusted to the probable revised contract amount as the costs are recognized. Claims are included in total estimated contract revenue, only to the extent that contract costs related to the claim have been incurred, when it is probable that the claim will result in a bona fide addition to contract value and can be reliably estimated. No profit is recognized on claims until final settlement occurs.

Although we have a history of making reasonably dependable estimates of the extent of progress towards completion of contract revenue and of contract completion costs on our long-term engineering and construction contracts, due to uncertainties inherent in the estimation process, it is possible that actual completion costs may vary from estimates, and it is possible that such variances could be material to our operating results.

If we have to write off a significant amount of intangible assets, our earnings will be negatively impacted.

Goodwill is included on our balance sheet and is a significant asset, comprising $387.3 million at January 3, 2003. If our goodwill were to be significantly impaired, we would be required to write-off the impaired amount. The write-off would negatively impact our earnings; however, it would not impact our cash flows. See Note 1, “Significant Accounting Policies” of the Notes to Consolidated Financial Statements in Item 8 of this report.

Our stockholder rights plan, our organizational documents, some of our agreements and provisions of Delaware law could inhibit a change in control.

We are subject to various restrictions and other requirements that may have the effect of delaying, deterring or preventing a change in control of us, such as:

•                  our stockholder rights plan;

•                  provisions in our certificate of incorporation and bylaws;

•                  some of our agreements, including the disbursing agreement that we entered into in connection with our emergence from bankruptcy; and

•                  Section 203 of the Delaware General Corporation law.

On June 21, 2002, our board of directors approved a stockholder rights plan. Under this plan, each share of our common stock is accompanied by a right that entitles the holder of that share, upon the occurrence of specified events that may be intended to effect a change in control, to purchase either additional shares of our common stock or shares of an acquiring company’s common stock at a price equal to one-half of the current market price of the relevant shares.

A number of provisions in our certificate of incorporation and bylaws also may make a change in control more difficult, including, among others, provisions relating to a classified board of directors, removal of directors only for cause, the elimination of our stockholders’ ability to fill vacancies on the board of directors and to call special meetings and supermajority stockholder amendments. In addition, our certificate of incorporation authorizes the issuance of up to 100 million shares of our common stock and 10 million shares of our preferred stock. Our board of directors has the power to determine the price and terms under which additional capital stock may be issued and to fix the terms of preferred stock. Existing shareholders will not have preemptive rights with respect to any of those shares.

On January 25, 2002 (the “Effective Date”), we issued 5,000,000 shares of our common stock to a disbursing agent for the benefit of unsecured creditors in our bankruptcy. As of February 28, 2003, 1,089,050 shares of our common stock had been distributed to various unsecured creditors. Pending the distribution of the remaining shares to the unsecured creditors, the disbursing agreement requires the disbursing agent to vote the shares held by the disbursing agent as recommended by our board of directors, unless the reorganization plan committee established in connection with our bankruptcy directs it to vote the shares in proportion to the votes cast and abstentions claimed by all other stockholders eligible to vote on the particular matter.

On March 4, 2003, our common stock was authorized for quotation on the NASDAQ National Market®. As a result, Section 203 of the Delaware General Corporation Law has become applicable to us and generally limits the ability of major stockholders to engage in specified transactions with us that may be intended to effect a change in control.

The significant demands on our cash resources could affect our ability to achieve our business plan.

We have substantial demands on our cash resources in addition to operating expenses and interest expense, principally capital expenditures. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition and Liquidity.”

Our ability to fund working capital requirements will depend upon our future operating performance, which, in turn, will be affected by prevailing economic conditions and financial, business and other factors, many of which are beyond our control. If we are unable to fund our businesses, we will be forced to adopt an alternative strategy that may include:

•                  reducing or delaying capital expenditures;

•                  limiting our growth;

•                  seeking additional debt financing or equity capital;

•                  selling assets; or

•                  restructuring or refinancing our indebtedness.

We cannot provide assurance that any of these strategies could be affected on favorable terms or at all. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition and Liquidity.”

We may be subject to additional risks associated with our emergence from bankruptcy.

Our emergence from bankruptcy on January 25, 2002 does not assure our continued success, and the effect, if any, that the bankruptcy may have on our future operations cannot be accurately predicted or quantified. We are engaged in highly competitive businesses in which customer contracts are typically awarded through competitive bidding processes, and winning new work and new customers is vital to our success. In addition, on some projects, particularly those of significant size and requiring specialized technology or know-how, we partner with other companies, both to increase our opportunity to win the contract and to manage development and execution risk.  For some projects, if we cannot find a suitable partner on satisfactory terms, we will not be able to pursue the project on our own. The adverse publicity of our recent bankruptcy could impair our ability to attract new customers, win new work from existing customers and establish partnerships and joint ventures with other companies on favorable terms. Any of these circumstances would adversely affect our ability to compete and could have a material adverse effect on our businesses, financial condition, results of operations and cash flows.

Adequate bonding is necessary for us to successfully win new work awards on some types of contracts.

In line with industry practice, we are often required to provide performance and surety bonds to customers under fixed-price contracts. These bonds indemnify the customer should we fail to perform our obligations under the contract. If a bond is required for a particular project and we are unable to obtain an appropriate bond, we cannot pursue that project. We have a bonding facility but, as is typically the case, the issuance of bonds under that facility is at the surety’s sole discretion. Moreover, due to events that affect the insurance and bonding markets generally, bonding may be more difficult to obtain in the future or may only be available at significant additional cost. There can be no assurance that bonds will continue to be available to us on reasonable terms. Our inability to obtain adequate bonding and, as a result, to bid on new work could have a material adverse effect on our businesses, financial condition, results of operations and cash flows.

ITEM 2.  PROPERTIES

We do not own significant real property for operations other than land and improvements in Highland and Petaluma, California. Our principal administrative office facilities located in Boise, Idaho; Cleveland, Ohio; Aiken, South Carolina; Denver, Colorado; Princeton, New Jersey; Birmingham, Alabama; and Arlington, Virginia; are leased under long-term, noncancelable leases expiring in 2008, 2006, 2011, 2007, 2007, 2007 and 2007, respectively. As of January 3, 2003, we owned more than 4,000 units of heavy and light mobile construction, environmental remediation and contract mining equipment. We consider our construction, environmental remediation and mining equipment and leased administrative and engineering facilities to be well maintained and suitable for our current operations.

As of January 3, 2003, our principal facilities were as follows:

Property location	Facility Sq. Ft.	Owned/Leased	Segment*	Usage
Aiken, SC	75,094	Leased	6	Business unit headquarters/ engineering
Arlington, VA	20,824	Leased	2,5,6	Business unit headquarters/ regional office
Bellevue, WA	16,991	Leased	2,4	Area office
Birmingham, AL	140,635	Leased	2,4	Regional office
Boise, ID	50,511	Leased	7	Records/retention center
Boise, ID	220,533	Leased	1,2,4,6,7	Corporate/business unit headquarters
Boothwyn, PA	14,400	Leased	4	Office
Cambridge, MA	84,856	Leased	1,2,4,5,6	Business unit headquarters/ regional offices/engineering
Carlsbad, NM	191,300	Leased	6	Office/warehouse/container fabrication
Cleveland, OH	88,775	Leased	4	Business unit headquarters/ engineering
Deerfield Beach, FL	8,799	Leased	2	Office
Denver, CO	218,693	Leased	1,2,3,4,5,6,7	Corporate/business unit headquarters/
Downers Grove, IL	13,888	Leased	4	Office/engineering
East Weymouth, MA	19,350	Leased	1	Office/manufacturing/warehouse
Ewa, HI	215,099	Leased	2	Land
Fresno, CA	217,800	Leased	2	Storage yard
Hato Rey, Puerto Rico	16,100	Leased	4	Office/engineering
Highland, CA	17,400	Owned	2	Regional office/equipment yard
Holmbrook, England	10,632	Leased	4	Area office
Idaho Falls, ID	118,000	Leased	6	Warehouse
Irvine, CA	17,533	Leased	2,4	Area office/engineering
Jersey City, NJ	12,500	Leased	1	Office
Joliet, IL	52,560	Leased	2	Storage yard/warehouse
Las Vegas, NV	217,800	Leased	2	Storage yards
Monmouth Junction, NJ	10,000	Leased	1	Office/warehouse
New York, NY	28,331	Leased	1,2	Area office
Petaluma, CA	43,800	Owned	2	Office/precast concrete fabrication
Pine Bluff, AR	146,052	Leased	6	Warehouse
Pittsburgh, PA	5,954	Leased	6	Office
Ploiesti, Romania	48,437	Leased	5	Engineering
Princeton, NJ	368,245	Leased	1,2,4,6	Business unit headquarters/ regional offices/engineering
San Francisco, CA	6,345	Leased	2,4,6	Regional office/engineering
San Ramon, CA	15,684	Leased	2	Regional office
St. Louis, MO	7,500	Leased	4	Regional office/engineering
Warrington, England	51,836	Leased	4	Office
West Valley, NY	41,329	Leased	6	Office

* Business unit:                                                          1 - Power

2 - Infrastructure

3 - Mining

4 - Industrial/Process

5 - Defense

6 - Energy & Environment

7 - Corporate

ITEM 3.  LEGAL PROCEEDINGS

We are a defendant in various lawsuits resulting from allegations that third parties sustained injuries and damage from the inhalation of asbestos fibers contained in materials used in construction projects. In addition, based on proofs of claims filed with the court during the pendency of our bankruptcy proceedings, we are aware of other potential asbestos claims against us. We believe that we have substantial third party insurance coverage for a significant portion of these existing and potential claims and remaining amounts will not have a material adverse impact on our financial position, results of operations or cash flows.

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

In 2002, the Inspector General for the U.S. Agency for International Development (“USAID”) requested documentation and made inquiries into the contractual relationships between one of our U.S. joint ventures and a local construction company in Egypt. The focus of the inquiry is whether the structure of the business relationship with the Egyptian company violated USAID contract regulations. We are responding to these inquiries and are cooperating with the investigation.

We also incorporate by reference the information regarding legal proceedings set forth under the caption “Other” in Note 14, “Contingencies and Commitments” of the Notes to Consolidated Financial Statements in Item 8 of this report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We submitted no matters to a vote of our stockholders during the fourth quarter of 2002.

PART II

ITEM 5.               MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market information

On January 25, 2002, the date on which we emerged from bankruptcy protection pursuant to our Plan of Reorganization, all of our then-existing equity securities, including our common stock, were canceled and extinguished, and 25,000,000 shares of new common stock were issued.

Since its issuance on January 25, 2002, our new common stock has traded in the over-the-counter market. The price of our new common stock was quoted by the Pink Sheets® quotation service under the ticker symbol “WNGXQ” until July 30, 2002 when the OTC Bulletin Board® began quotation of our common stock under the ticker symbol “WGII.” Our common stock began trading on the NASDAQ National Market® under the ticker symbol “WGII” on March 6, 2003.

At the close of business on February 28, 2003, we had 25,000,000 shares of common stock issued and outstanding; 5,000,000 of these shares were allocated to the unsecured creditor pool as part of the Plan of Reorganization. 1,089,050 shares have been distributed to various unsecured creditors, and the remaining 3,910,950 will be distributed as the claim pool is resolved.

The following table sets forth the high and low prices per share of our new common stock, which was issued on January 25, 2002 upon our emergence from bankruptcy protection, for each quarterly period in 2002.

Common stock market price(1)

Quarters ended	March 29 2002(1)	June 28 2002(1)	September 27 2002(2)	January 3 2003(3)
High	$24.00	$24.00	$22.00	$17.00
Low	17.20	19.00	13.00	12.20

(1)          Prices are high and low over-the-counter bid prices per share of our common stock, as reported by the Pink Sheets® quotation service. The over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

(2)          The high price is the high over-the-counter Pink Sheets® quotation service composite bid price per share of our common stock, and the low price is the low over-the-counter bid price per share of our common stock, as reported by the OTC Bulletin Board®. The over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

(3)          The high and low prices are the high and low over-the-counter bid prices per share of our common stock, as reported by the OTC Bulletin Board®. The over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders

The number of holders of our voting common stock at January 3, 2003 was approximately 415.

Dividends

We have not paid a cash dividend since the first quarter of fiscal 1994 and do not intend to pay cash dividends in the foreseeable future. Our credit facilities place restrictions on dividend payments. For a more detailed discussion, see Note 9, “Credit Facilities” of the Notes to Consolidated Financial Statements in Item 8 of this report.

Recent Sales of Unregistered Equity Securities

We did not sell any unregistered equity securities during 2002 other than the shares of common stock and warrants to purchase shares of common stock issued to our former creditors pursuant to our Plan of Reorganization. See Note 4, “Reorganization Case and Fresh-start Reporting” of the Notes to Consolidated Financial Statements in Item 8 of this report. All of the securities which we issued pursuant to our Plan of Reorganization were exempt from registration under the Securities Act of 1933 pursuant to Section 1145 of the U.S. Bankruptcy Code.

ITEM 6.  SELECTED FINANCIAL DATA

(In millions, except per share data)

As of February 1, 2002, we adopted fresh-start reporting pursuant to the guidance provided by the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. In connection with the adoption of fresh-start reporting, we created a new entity for financial reporting purposes. The effective date of our emergence from bankruptcy is considered to be the close of business on February 1, 2002 for financial reporting purposes. In the tables below, the periods presented through February 1, 2002 have been designated “Predecessor Company” and the period ending subsequent to February 1, 2002 has been designated “Successor Company.”

Effective December 1, 1998, we adopted a 52/53 week fiscal year ending on the Friday closest to November 30. Effective December 29, 2001, we changed our fiscal year to the 52/53 weeks ending on the Friday closest to December 31.

	Successor Company	Predecessor Company
OPERATIONS SUMMARY	Eleven Months Ended January 3, 2003	Two Months Ended February 1, 2002 (a)		Year Ended November 30, 2001		Year Ended December 1, 2000(b)		Year Ended December 3, 1999(c)		Year Ended November 30, 1998
Total revenue	$3,311.6	$658.2		$4,041.6		$3,090.8		$2,292.0		$1,900.2
Gross profit (loss)	149.0	11.3		97.7		(94.7	)(d)	111.7		93.2
Equity in income of mining ventures	27.3	4.4		17.9		13.1		12.4		7.7
Operating income (loss)	131.7	(22.4)		18.3		(1,351.5	)(e)	85.5		73.2
Extraordinary item	—	567.2	(f)	—		—		—		—
Net income (loss)	37.7	496.2		(85.0)		(859.4)		48.3		37.6
Income per common share, basic and diluted	1.51	—	(g)	—	(g)	—	(g)	—	(g)	—	(g)
Shares used to compute basic and diluted income per share	25.0	—	(g)	—	(g)	—	(g)	—	(g)	—	(g)
FINANCIAL POSITION SUMMARY AT END OF PERIOD
Current assets	$731.1	$1,072.4		$1,203.0		$1,581.3		$595.7		$534.2
Total assets	1,415.4	1,783.4		2,140.4		2,656.0		1,267.0		904.0
Current liabilities	595.1	973.2		627.1		1,969.6		437.9		398.4
Liabilities subject to compromise	—	—		1,928.2		—		—		—
Long-term debt	—	40.0		—		692.9		100.0		—
Minority interests	56.1	78.0		76.5		79.7		103.1		20.6
Stockholders’ equity (deficit)	596.8	550.0		(551.5)		(464.9)		403.1		370.9

(a)          The two months ended February 1, 2002 include the transitional period of the one month ended December 28, 2001, as a result of the change in our fiscal year end as discussed above, and the one month ended February 1, 2002, which is the final month of operations of the Predecessor Company. Details of these two periods have been summarized for presentation purposes. See “Consolidated Statements of Operations” in Item 8 of this report for the results of operations of the respective periods.

(b)         On July 7, 2000, we acquired RE&C from the Sellers in a transaction accounted for as a purchase.  See Items 1 and 7 of this report and Note 3, “Acquisition” of the Notes to Consolidated Financial Statements in Item 8 of this report.

(c)          On March 22, 1999, we acquired a majority economic interest in the government and environmental services businesses of CBS Corporation (now Viacom, Inc.) in a transaction accounted for as a purchase.

(d)         Gross loss during the year ended December 1, 2000 includes the impact of adjustments of $141.0 to the preliminary allocation of the RE&C purchase price to the net assets acquired for items that we believe were additional misstatements, based on additional information we obtained, but that were not included in an arbitration claim against the Sellers, including adjustments to estimates at completion on contracts and increases in self-insurance reserves. See Note 3, “Acquisition” of the Notes to Consolidated Financial Statements in Item 8 of this report.

(e)          Operating loss during the year ended December 1, 2000 includes adjustments for items discussed in (d) and a $444.1 impairment of an arbitration claim receivable from the Sellers. In addition, we analyzed for impairment the assets acquired in the acquisition of RE&C, including goodwill. Based upon the results of our analysis, we recorded an impairment of $747.5 of acquired assets. See Note 3, “Acquisition” of the Notes to Consolidated Financial Statements in Item 8 of this report.

(f)            Extraordinary item consists of the gain on debt discharge of $1,460.7, less the value of New Common Stock and warrants issued of $550.0, net of income tax of $343.5 upon emergence from bankruptcy. See Note 4, “Reorganization Case and Fresh-start Reporting” of the Notes to Consolidated Financial Statements in Item 8 of this report.

(g)         Net income per share is not presented for these periods as it is not meaningful because of the revised capital structure of the Successor Company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a global engineering and construction company serving clients through six business units: Power, Infrastructure, Mining, Industrial/Process, Defense and Energy & Environment.

We are subject to numerous factors, which have an impact on our ability to win new work. The Power business unit is dependent on the domestic demand for new power generating facilities and the modification of existing power facilities. Infrastructure is affected by the availability of public sector funding for transportation projects and availability of bonding. Mining is affected by demand for coal and other extractive resources. The Industrial/Process business unit is affected in general by the growth prospects in the U.S. economy and more directly by the capital spending plans of its large customer base. Finally, the Defense and Energy & Environment business units are almost entirely dependent on the spending levels of the U.S. government, in particular, the Departments of Energy and Defense.

We believe the following accounting issues and policies are the most significant and critical to a complete understanding of our results of operations.

New work represents the monetary value of a contract entered into with a client that is binding on both parties and reflects the revenue or equity income on mining ventures expected to be recognized from that contract.

Backlog represents the total accumulation of new work awarded less the amount of revenue or equity income on mining ventures recognized to date on contracts at a specific point in time; therefore, it comprises the total value of awarded contracts that are not complete and the revenue or equity income on mining ventures that is expected to be reflected over the remaining life of the projects in process. Backlog is the key predictor of future earnings potential. Although backlog reflects business that we consider to be firm, cancellations or scope reductions may occur and may reduce backlog and future revenues. We have a significant number of clients that consistently extend or add to the scope of existing contracts. We do not include any estimate of this ongoing work in backlog.

There are three unique aspects of our approach to new work and backlog:

•                  Government contracts - Most of our government contracts span several years. However, they are subject to annual appropriations by Congress. To account for the risk that future amounts may not be appropriated, we only include the most immediate two years of forecast revenue in our backlog. Therefore, as time passes and appropriations occur, additional new work is recorded on existing government contracts. At January 3, 2003, government funded contracts comprised approximately 38% of our total backlog.

•                  Mining contracts - Mining contracts span varying periods of time up to the life of the resource. For new work and backlog purposes, we limit the amount recorded to five years. Similar to our practices with government contracts, as time passes, we recognize additional new work as commitments for that future work are firmed up. At January 3, 2003, mining contracts comprised approximately 10% of our total backlog.

•                  At risk and agency contracts - The amount of new work and related backlog recognized depends on whether the contract or project is determined to be an “at-risk” or “agency” relationship between the client and us. Determination of the relationship is based on characteristics of the contract or the relationship with the client. For “at-risk” relationships, the expected gross revenue is included in new work and backlog. For relationships where we act as an agent for our client, only the expected net fee revenue is included in new work and backlog. At January 3, 2003, agency contracts comprised approximately 6% of our total backlog.

Revenue recognition is generally recognized on the “percentage-of-completion” method for construction-type contracts, and as work is performed and award and other fees are earned for cost-type and operation and maintenance-type contracts. There are various means of determining revenue under the percentage-of-completion method. Most of our fixed-price and target-price contracts use a cost-to-cost approach, where revenue is earned in proportion to costs incurred divided by total costs expected to be incurred. However, if a project includes significant materials or equipment costs, we require that the percentage-of-completion method be based on labor hours, labor dollars or some other appropriate approximation of physical completion rather than on a strict percentage of costs incurred. For certain long-term contracts involving mining and environmental and hazardous substance remediation, completion is measured on estimated physical completion or units of production.

Revenue recognition on certain fixed-price and target-price construction contracts begins when progress is sufficient to estimate the probable outcome. We generally do not recognize any profit on fixed-price or target-price contracts until the project is at least 20% complete.

We have a number of contracts and subcontracts with various agencies of the U.S. government that extend beyond one year and for which government funding has not yet been approved. All contracts with agencies of the U.S. government and some commercial and foreign contracts are subject to unilateral termination at the option of the customer. In the event of a termination, we would not receive projected revenues associated with the terminated portion of such contracts.

With respect to award fees associated with U.S. government contracts, we recognize only an estimated award fee based on historical performance until the client has confirmed the final award fee. Performance-based incentive fees are recognized when actually awarded by the client.

Revenue recognition for construction and engineering contracts also depends on whether the contract or project is determined to be an “at risk” or an “agency” relationship between the client and us. Determination of the relationship is based on characteristics of the contract or the relationship with the client. For “at risk” relationships, the gross revenue and the costs of materials, services, payroll, benefits, non-income tax and other costs are recognized in the income statement. For “agency” relationships, where we act as an agent for our client, only fee revenue is recognized, meaning that direct project costs and the related reimbursement from the client are netted.

The use of the percentage-of-completion method for revenue recognition requires that estimates of progress towards completion must be developed to determine the amount of revenue and profit to recognize. Under the percentage-of-completion method, profit margins to be recognized are dependent upon the accuracy of a variety of estimates, including engineering progress, materials quantities, achievement of milestones and other incentives, penalty provisions, labor productivity, cost estimates and others. Such estimates are dependent upon various judgments we make with respect to those factors, and some are difficult to accurately determine until the project is significantly underway. We recognize adjustments to profitability on contracts utilizing the percentage-of-completion method on a cumulative basis, when such adjustments are identified.

We have a history of making reasonably dependable estimates of the extent of progress towards completion, contract revenue and contract completion costs on our long-term engineering and construction contracts. However, due to uncertainties inherent in the estimation process, it is possible that actual completion costs may vary from estimates.

Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are identified. The cumulative effect of revisions to contract revenue and estimated completion costs, including incentive awards, penalties, change orders, claims and anticipated losses, is recorded in the accounting period in which the amounts are known and can be reasonably estimated. Such revisions could occur at any time, and the effects could be material. The effects of other changes to estimated contract profit or loss are recognized in the period in which such revisions are identified. They can include such items as the effects of change orders and claims (see also “Change orders and claims” in this section), warranty claims, liquidated damages or other contractual penalties, adjustments for audit findings on U.S. government contracts and contract close-out settlements. Should such items result in reductions to or elimination of previously reported profits, they would be recognized by a charge against current period earnings. Such adjustments could be significant.

Change orders and claims are common on construction contracts when changes occur once contract performance is underway. These changes are to be documented and terms agreed with the client before the work is performed. Also, costs may be incurred in addition to amounts originally estimated under the assumption that the customer will agree to pay for such additional costs. Change orders are included on total estimated contract revenue when it is probable that the change order will result in a bona fide addition to contract value and can be reliably estimated. If it is probable that the change order will result in the contract price exceeding the related costs incurred and that the excess over cost can be reliably estimated, and if realization is assured beyond a reasonable doubt, the original contract price is adjusted to the probable revised contract amount as the costs are recognized. Claims are included on total estimated contract revenue, only to the extent that contract costs related to the claim have been incurred, when it is probable that the claim will result in a bona fide addition to contract value and can be reliably estimated. No profit is recognized on claims until final settlement occurs. This can lead to a situation where losses are recognized when costs are incurred before client agreement is obtained and subsequent income is recognized when signed agreements are negotiated.

Joint ventures and equity investments are utilized when contracts are executed jointly through partnerships and joint ventures with unrelated third parties.

•                  Joint ventures - Much of our work on large construction projects is performed through unincorporated joint ventures with one or more partners. The accounting treatment depends on our ownership percentage of the joint venture. For those in which our ownership exceeds 50% and/or we control the joint venture by contract terms or other means, the assets, liabilities and results of operations of the joint venture are fully consolidated in our financial statements, and the minority interests of third parties are separately deducted in our financial statements. For those where our ownership is 50% or less or we do not control the joint venture, we report our pro rata portion of revenue and costs, but the balance sheet reflects only our net investment in the project.

•                  Partially-owned subsidiary companies - Again, the accounting treatment depends on our ownership percentage of the subsidiary company. For those where our ownership exceeds 50%, the assets, liabilities and results of operations of the subsidiary company are fully consolidated in our financial statements, and the minority interests of third parties are separately deducted in our financial statements. However, where our ownership is 50% or less, we reflect our proportion of the net income in the results of operations as equity in earnings of mining ventures and our investment on the balance sheet as our net percentage investment in the subsidiary company.

Normal profit is an accounting concept that results from the requirement that an acquiring company record all contracts of an acquiree that are in-process at the date of acquisition, including construction contracts, at fair value. As such, an asset for favorable contracts or a liability for unfavorable contracts is recorded in purchase accounting. These assets or liabilities are then reduced based on revenues recorded over the remaining contract lives, effectively resulting in the recognition of a reasonable or normal profit margin on contract activity performed subsequent to the acquisition. Because of the acquisition of RE&C and the below market profit status of many of the significant acquired contracts, we recorded significant liabilities in purchase accounting. The reduction of these liabilities has a significant impact on our recorded net income, but has no impact on our cash flows.

Accounts receivable represent amounts billed to clients that have not been paid. One unusual item is client retention. On large fixed-price construction contracts, contract provisions may allow the client to withhold from

5% to 10% of invoices until the project is completed, which may be several months or years. Retention is recorded as a receivable and is separately disclosed in the financial statements.

Unbilled receivables is comprised of costs incurred on projects, together with any profit recognized on projects using the percentage-of-completion method, and represents work performed but not yet billed pursuant to contract terms or billed after the accounting period cut-off occurred.

Billings in excess of cost and estimated earnings on uncompleted contracts represent amounts actually billed to clients, and perhaps collected, in excess of costs and profits incurred on the project and, as such, is reflected as a liability. Also, in specified business segments, we are sometimes able to negotiate substantial advance payments as a contract condition. These advance payments are reflected in billings in excess of cost and estimated earnings on uncompleted contracts. Provisions for losses on contracts, reclamation reserves on mining contracts and reserves for punch-list costs, demobilization and warranty costs on contracts that have achieved substantial completion and reserves for audit and contract closing adjustments on U.S. government contracts are also included in billings in excess of cost and estimated earnings on uncompleted contracts.

Estimate at completion is a financial forecast of a project that indicates the best current estimate of total revenues and profits at the point in time when the project will be completed. If a project estimate at completion indicates that a project will incur a loss, a provision for the entire loss on the contract is recognized at that time.

General and administrative expenses include executive salaries and corporate functions, such as legal services, human resources and finance and accounting.

Self-insurance reserves represent reserves established through a program under which we determine the extent to which we self-insure certain business risks. We carry substantial premium-paid, traditional insurance for our various business risks; however, we do self-insure the lower level deductibles for workers’ compensation and general, automobile and professional liability. Most of this self-insurance is handled through Broadway Insurance Company, a wholly-owned captive Bermuda insurance subsidiary. As such, we carry self-insurance reserves on our balance sheet that are reviewed annually by an independent actuary. The current portion of the self-insurance reserves is included in other accrued liabilities.

Minority interest reflects the equity investment by third parties in certain subsidiary companies and joint ventures that we have consolidated in our financial statements, and is comprised primarily of BNFL’s interest in the Westinghouse Government Services Group (“WGSG”).

Government contract costs are incurred under some of our contracts, primarily in the Defense and Energy & Environment business units. We have contracts with the U.S. government that contain provisions requiring compliance with the U.S. Federal Acquisition Regulation and the U.S. Cost Accounting Standards. The allowable costs we charge to those contracts are subject to adjustment upon audit and negotiation by various agencies of the U.S. government. Audits and negotiations of indirect costs are substantially complete through 2000. Audits of 2001 indirect costs are in progress. We are also in the process of preparing cost impact statements as required under the U.S. Cost Accounting Standards for 1999 through 2002, which are subject to audit and negotiation. We have also prepared and submitted to the U.S. government cost impact statements for 1989 through 1995 for which we believe no adjustments are necessary. We believe that the results of the indirect cost audits and negotiations and the cost impact statements will not result in a material change to our financial position, results of operations or cash flows.

Pension and post-retirement benefit plans include certain plans for which we assumed sponsorship through (1) the acquisition from CBS Corporation (now Viacom, Inc.) by BNFL and us of the Westinghouse Businesses and (2) our acquisition from the Sellers of RE&C. We assumed sponsorship of contributory defined benefit pension plans that cover employees of WGSG. We make actuarially computed contributions as necessary to adequately fund benefits for these plans. We are also the sponsors of an unfunded plan to provide health care benefits for employees of WGSG who retired before July 1, 1993, including their surviving spouses and dependent children. We also provide benefits under company-sponsored retiree health care and life insurance plans for substantially all employees of WGSG. The retiree health care plans require retiree contributions and contain other cost sharing features. The retiree life insurance plan provides basic coverage on a noncontributory basis. A substantial portion of the net pension and post-retirement benefit plan obligations of WGSG were divested during the sale of EMD. See Note 7, “Sale of Business and Businesses Held for Sale” and Note 11, “Benefit Plans” of the Notes to Consolidated Financial Statements in Item 8 of this report.

Goodwill is no longer amortized, but is subject to annual impairment tests under the new rules issued in June 2001 by the Financial Accounting Standards Board (“FASB”) in Statements No. 141, Business Combinations (“SFAS No. 141”) and No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). These statements are effective for our fiscal year 2002. Effective February 1, 2002, in conjunction with fresh-start reporting, we adjusted all of our assets and liabilities to estimated fair value. In addition, our income tax attributes include tax deductible goodwill in excess of financial statement goodwill. The tax value of goodwill generates tax deductible amortization although financial statement goodwill is no longer amortized. As goodwill amortization is deducted for income tax purposes, substantially all of the resulting tax benefit reduces financial statement goodwill. Our annual review of the recoverability of goodwill was performed as of October 31, 2002 and indicated that no impairment of goodwill had been experienced.

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) is presented because it is a measure commonly used in financial analysis in credit and equity markets to evaluate operating liquidity. In addition, management includes it in the various performance measures that are routinely produced and analyzed as a measure of liquidity. EBITDA is not a measure of operating performance computed in accordance with generally accepted accounting principles (“GAAP”), and should not be considered as a substitute for earnings from operations, net income or loss, cash flows from operating activities or other statements of operations or cash flow data prepared in conformity with GAAP, or as a GAAP measure of profitability or liquidity. In addition, EBITDA may not be comparable to similarly titled measures of other companies.

Our calculation of adjusted EBITDA represents earnings before interest, taxes, depreciation and amortization, normal profit and exclusion of bankruptcy-related items. Components of adjusted EBITDA are presented below:

(In millions)	Three months ended January 3, 2003	Twelve months ended January 3, 2003
Net income	$9.7	$559.9
Reorganization items (a)	(.4)	51.4
Net gain in bankruptcy (c)	—	(567.2)
Net income, after adjustments for bankruptcy items	9.3	44.1
Taxes	13.4	49.9
Interest expense	7.5	28.0
Depreciation and amortization (b)	12.0	56.3
Normal profit	(1.7)	(30.9)
Total	$40.5	$147.4

(a)          Net of tax of $23.8 million for the twelve months ended January 3, 2003. There was no tax benefit for reorganization items for the three months ended January 3, 2003.

(b)         Depreciation includes $8.4 million and $30.1 million of depreciation on equipment used on a large dam and hydropower construction project in the Philippines. We began selling the equipment during the third quarter of 2002.

(c)          See also Note 4, “Reorganization Case and Fresh-start Reporting” of the Notes to Consolidated Financial Statements in Item 8 of this report.

RECONCILIATION OF PRO FORMA SUMMARY FINANCIAL DATA TO GAAP

(In millions)	Three months ended January 3, 2003	Twelve months ended January 3, 2003
Adjusted EBITDA	$40.5	$147.4
Tax expense	(13.4)	(26.1)
Interest expense	(7.5)	(28.0)
Cash paid for reorganization items	(6.8)	(39.6)
Amortization of prepaid loan fees	3.0	11.7
Deferred income taxes	7.4	17.2
Minority interest in income of subsidiaries	12.0	35.6
Equity in income of mining ventures less dividends received	(14.2)	(18.8)
Self-insurance reserves	20.6	28.5
Gain on sale of assets, net	(5.4)	(5.4)
Changes in other assets and liabilities, including assets held for sale	(44.8)	(44.3)
Other operating cash flow items	8.9	1.2
Cash provided by operating activities	$.3	$79.4
Cash provided by operating activities for eleven months ended January 3, 2003	$72.8
Less: Cash provided by operating activities for eight months ended September 27, 2002	(72.5)
Cash provided by operating activities for three months ended January 3, 2003	$.3
Cash provided by operating activities for eleven months ended January 3, 2003		$72.8
Plus: Cash provided by operating activities for one month ended February 1, 2002		6.6
Cash provided by operating activities for twelve months ended January 3, 2003		$79.4

REORGANIZATION CASE AND FRESH-START REPORTING

On May 14, 2001, Washington Group and several but not all of its direct and indirect subsidiaries filed voluntary petitions to reorganize under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Nevada (Case No. BK-N-01-31627). The various legal entities that filed for bankruptcy are collectively referred to hereafter as the “Debtors.” The individual bankruptcy cases were administered jointly. Each of the Debtors continued to operate its business and manage its property as a debtor-in-possession pursuant to sections 1107 and 1108 of the U.S. Bankruptcy Code during the pendency of the cases. For a more detailed discussion, see our current report on Form 8-K filed May 29, 2001.

Shortly after the commencement of the bankruptcy cases, the committee representing our secured lenders and Dennis R. Washington began negotiations regarding Mr. Washington’s continued involvement with us during the bankruptcy cases and after our emergence from bankruptcy protection. The result of these negotiations was an agreement, embodied in our Plan of Reorganization, that provided that in exchange for Mr. Washington’s agreement to render ongoing services to us and to remain as chairman of our board of directors, Mr. Washington would be granted options to purchase shares of our common stock to be issued in connection with our emergence from bankruptcy protection. For a more detailed discussion, see our current report on Form 8-K filed January 4, 2002.

On December 21, 2001, the bankruptcy court entered an order confirming the Plan of Reorganization. For a more detailed discussion, see our current report on Form 8-K filed January 4, 2002.

On the Effective Date, we emerged from bankruptcy protection pursuant to our Plan of Reorganization. We also entered into a secured $350 million, 30-month revolving credit facility to fund our working capital requirements and obtained bonding capacity to take on new projects. Under our Plan of Reorganization, on the Effective Date, all our equity securities existing prior to the Effective Date were canceled and extinguished; we issued an aggregate 25,000,000 shares of our $.01 par value common stock; we issued warrants to purchase an additional aggregate 8,520,424 shares of common stock; we filed an amended and restated certificate of incorporation and adopted amended and restated bylaws; we adopted new stock option plans and granted options under those plans for an aggregate 4,417,000 shares of common stock, including options granted to Dennis R. Washington to purchase an aggregate 3,224,100 shares of common stock; and we entered into various other agreements.

During the pendency of the bankruptcy cases, we continued to negotiate a settlement with the Sellers of our outstanding litigation with respect to the RE&C acquisition. We entered into the Raytheon Settlement regarding the issues and disputes between the parties, which settlement was incorporated into our Plan of Reorganization. See also Note 3, “Acquisition” of the Notes to Consolidated Financial Statements in Item 8 of this report.

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

As of February 1, 2002, we adopted fresh-start reporting pursuant to the guidance provided by the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. In connection with the adoption of fresh-start reporting, we created a new entity for financial reporting purposes. The effective date of our emergence from bankruptcy protection is considered to be the close of business on February 1, 2002 for financial reporting purposes. The periods presented prior to February 1, 2002 have been designated “Predecessor Company” and the periods ending subsequent to February 1, 2002 have been designated “Successor Company.”

These events are discussed in greater detail in Note 3, “Acquisition,” and Note 4, “Reorganization Case and Fresh-start Reporting” of the Notes to Consolidated Financial Statements in Item 8 of this report and are discussed in our annual reports on Form 10-K for the fiscal years ended December 1, 2000 and November 30, 2001.

YEAR-END CHANGE

We have changed our fiscal year from a 52/53 week year ending on the Friday closest to the end of November to a 52/53 week year ending on the Friday closest to December 31. This change became effective on December 29, 2001. The transition period, the month ended December 28, 2001, has been included as a component of the financial periods presented in Item 8 of this report.

BACKGROUND

Integration of RE&C

While we were operating under the protection of the bankruptcy court, we continued both to integrate the RE&C business with Washington Group, and to restructure the way we do business to focus on our key markets and reduce the overall cost structure. The following major initiatives were undertaken during 2001:

•                  Restructuring our organization to be market-focused, which led to the modification of our organizational structure to six business units.

•                  Establishment of operations centers in Princeton, New Jersey, and Denver, Colorado, to take advantage of economies-of-scale and reduce our overall engineering costs. Engineers in those operations centers support all business units rather than an individual business unit, thereby increasing overall utilization.

•                  Closure of 25 offices around the country to eliminate unnecessary overhead costs.

•                  Establishment of a corporate business development function to coordinate sales efforts and focus on fewer but more significant prospects.

These efforts culminated in a reduction of some 1,283 employees, which together with the office closings, reduced the overall cost structure by approximately $70 million in 2002 compared to 2000, most of which resulted in improved gross profit from the business units.

Contract renegotiation

Of the 23 major RE&C projects that had significant contract adjustments, 14 are now complete, 4 are still in process and 5 were eliminated in the insolvency proceedings of Washington International B.V. See Note 4, “Reorganization Case and Fresh-start Reporting - Washington International B.V.” of the Notes to Consolidated Financial Statements in Item 8 of this report. The remaining contracts in process are continuing and are expected to be completed in 2003.

BUSINESS UNIT NEW WORK AND BACKLOG

New work for each business unit, which represents additions to backlog for the period, is presented below:

Three months ended

Twelve months ended

NEW WORK (In millions)	January 3, 2003	November 30, 2001	January 3, 2003	November 30, 2001
Power	$225.8	$243.5	$880.3	$571.2
Infrastructure	79.9	60.4	479.0	543.9
Mining	45.9	6.5	117.2	58.3
Industrial/Process	162.3	140.6	541.9	767.6
Defense	341.4	87.9	712.4	376.4
Energy & Environment	195.8	175.1	571.8	642.3
Other	(9.0)	(24.2)	16.3	8.6
Total new work	$1,042.1	$689.8	$3,318.9	$2,968.3

New work awarded in the three and twelve months ended January 3, 2003 to businesses held for sale totaled $8.7 million and $159.1 million, respectively.

Backlog at January 3, 2003, February 1, 2002 and November 30, 2001 consisted of:

BACKLOG (In millions)	January 3, 2003	February 1, 2002	November 30, 2001
		(Fresh-start)
Power	$302.4	$407.6	$472.6
Infrastructure	766.1	984.6	1,138.5
Mining	279.8	272.0	222.1
Industrial/Process	357.7	475.9	505.9
Defense	647.5	483.1	496.6
Energy & Environment	386.8	734.3	704.3
Other	14.8	9.7	7.5
Total backlog	$2,755.1	$3,367.2	$3,547.5

New work and backlog

During the three months ended January 3, 2003, we recorded $1,042.1 million of new work awards, which was $183.9 million more than revenue and equity in income of mining ventures recognized during that period. The Power business unit’s new work of $225.8 million consisted of $40.3 million of modification services, $20.8 million of engineering services and $164.7 million of new power generation work. The Infrastructure business unit recorded $79.9 million in new work during the fourth quarter, consisting of $58.8 million of new construction projects and $21.1 million of new work from engineering work orders. The Mining business unit recorded $45.9 million in new work during the fourth quarter, resulting primarily from additions to current contracts. The Industrial/Process business unit recorded $162.3 million in new work during the fourth quarter, consisting mainly of $103.4 million of new work from integrated services contracts, $24.1 million of industrial projects, $15.7 million from process industries and $11.3 million in numerous biopharmaceutical contracts. The Defense business unit recorded $341.4 million in new work during the fourth quarter of 2002, nearly all from additions and accelerations in chemical demilitarization and threat reduction markets. The Energy & Environment business unit recorded $195.8 million in new work during the fourth quarter from new work awards of $103.0 million on energy projects, $40.0 million of new work related to U.S. Department of Energy (“DOE”) management and $52.8 million of new work in commercial operations.

Total new work awards for the year ended January 3, 2003 was $3,318.9 million. The Power business unit’s new work related primarily to continuing work on the four reformed contracts obtained in the RE&C acquisition. New work on the reformed contracts totaled $537.6 million; the remainder was mostly from new power generation work. The Infrastructure business unit was awarded $360.0 million in construction contracts and $119.0 million in engineering and operations contracts. The Mining business unit recorded $117.2 million in new work awards, primarily in contract extensions and modifications. The Industrial/Process business unit new work awards included $63.4 million in biopharmaceutical contracts, $116.5 million in industrial and process industries contracts, $21.5 million in consumer products contracts and $340.5 million in integrated services contracts. The Defense business unit recorded $712.4 million in new work, $655.6 million of which related to chemical demilitarization and threat reduction projects. The remainder was from defense infrastructure awards. The Energy & Environment business unit recorded $571.8 million in new work awards, $255.7 million of which related to energy projects, $219.0 million from commercial operations, including $128.3 million from EMD (a business sold on October 28, 2002), and $97.1 million from DOE management projects.

At January 3, 2003, backlog was $2,755.1 million, a decline of $623.6 million from the beginning of the twelve month period then ended. Backlog declined because (1) we sold EMD’s backlog valued at $252.1 million at the end of the third quarter of 2002 and (2) our revenue of $3,661.5 million, plus equity in income of mining ventures of $30.5 million, exceeded new work awards. See the backlog schedule in “Results of Operations” immediately below. Backlog on government contracts includes only two years’ worth of the portions of such contracts that are currently funded or which management is highly confident will be funded. The reported backlog excludes approximately $1.0 billion of government contracts in progress for work we expect to perform beyond the fourth quarter of 2004.

RESULTS OF OPERATIONS

On January 25, 2002, we emerged from Chapter 11 bankruptcy proceedings and implemented fresh-start reporting effective February 1, 2002. Accordingly, all assets and liabilities at the Effective Date were adjusted to reflect their respective fair values. The consolidated financial statements after that date are those of a new reporting entity and are not comparable to the pre-emergence periods. However, to better describe the results of a complete operating cycle, the eleven months ended January 3, 2003 (post-emergence) were combined with the month ended February 1, 2002 (pre-emergence) and reorganization items are presented as bankruptcy-related items, net of tax. Comparisons of pre-emergence financial data to post-emergence financial data are not meaningful. The following table is included solely for use in analysis of results of operations, and to complement management’s discussion and analysis.

	Quarter ended		Year ended
RESULTS OF OPERATIONS (In millions)	January 3, 2003	November 30, 2001	January 3, 2003	November 30, 2001	December 1, 2000
Backlog
Beginning backlog	$2,821.7	$4,048.3	$3,378.7	$5,659.4	$2,819.7
New work	1,042.1	689.8	3,318.9	2,968.3	2,654.5
Backlog acquired, (sold) or adjusted	(250.5)	(91.5)	(250.5)	(1,020.7)	3,289.1
Revenue and equity income	(858.2)	(1,099.1)	(3,692.0)	(4,059.5)	(3,103.9)
Ending backlog	$2,755.1	$3,547.5	$2,755.1	$3,547.5	$5,659.4

Total revenue	$840.4	$1,090.9	$3,661.5	$4,041.6	$3,090.8
Gross profit (loss)	$34.2	$18.2	$160.1	$97.7	$(94.7)
Equity in income of mining ventures	17.8	8.2	30.5	17.9	13.1
General and administrative expenses	(17.4)	(13.1)	(52.3)	(56.9)	(37.8)
Goodwill amortization	—	(3.6)	—	(14.6)	(25.2)
Integration and merger costs	—	(1.2)	—	(18.8)	(15.3)
Impairment of arbitration claim	—	—	—	—	(444.1)
Impairment of acquired assets	—	—	—	—	(747.5)
Restructuring costs	—	(7.0)	(.6)	(7.0)	—
Other operating income	3.4	—	3.4	—	—
Operating income (loss)	38.0	1.5	141.1	18.3	(1,351.5)
Investment income	.5	.8	1.3	9.2	10.9
Interest expense	(7.5)	(9.7)	(28.0)	(56.8)	(38.4)
Other income (loss), net	(.8)	(4.0)	1.3	(10.5)	(5.3)
Income (loss) before income taxes, minority interests and bankruptcy-related items	30.2	(11.4)	115.7	(39.8)	(1,384.3)
Income tax (expense) benefit	(13.4)	5.2	(49.9)	18.0	534.3
Minority interests in consolidated subsidiaries	(7.5)	(6.7)	(21.7)	(15.5)	(9.4)
Income (loss) before bankruptcy-related items	9.3	(12.9)	44.1	(37.3)	(859.4)
Reorganization items, net of tax	.4	(27.2)	(51.4)	(47.7)	—
Extraordinary item: debt discharge, net of tax	—	—	567.2	—	—
Net income (loss)	$9.7	$(40.1)	$559.9	$(85.0)	$(859.4)

RECONCILIATION OF GAAP TO PRO FORMA SUMMARY FINANCIAL DATA

(In millions)

(UNAUDITED)

	Three months ended January 3, 2003	Adjustments	Pro forma
Total revenue	$840.4	$—	$840.4
Income before reorganization items, income taxes and minority interests	$30.2	$—	$30.2
Reorganization items	.4	—	.4
Income tax expense	(13.4)	—	(13.4)
Minority interests in consolidated subsidiaries	(7.5)	—	(7.5)
Net income	$9.7	$—	$9.7

	Three months ended November 30, 2001	Adjustments	Pro forma
Total revenue	$1,090.9	$—	$1,090.9
Income (loss) before reorganization items, income taxes and minority interests	$(11.4)	$—	$(11.4)
Reorganization items	(34.9)	7.7	(27.2)
Income tax expense	12.9	(7.7)	5.2
Minority interests in consolidated subsidiaries	(6.7)	—	(6.7)
Net loss	$(40.1)	$—	$(40.1)

	Eleven months ended January 3, 2003	One month ended February 1, 2002	Adjustments	Pro forma
Total revenue	$3,311.6	$349.9	$—	3,661.5
Operating income	$131.7	$9.4	$—	$141.1
Income before reorganization items, income taxes, minority interests and extraordinary item	$107.6	$8.1	$—	$115.7
Reorganization items	(3.1)	(72.1)	23.8	(51.4)
Income tax (expense) benefit	(46.2)	20.1	(23.8)	(49.9)
Minority interests in consolidated subsidiaries	(20.6)	(1.1)	—	(21.7)
Income (loss) before extraordinary item	37.7	(45.0)	—	(7.3)
Extraordinary item - gain on debt discharge, net of income tax benefit of $343.5	—	567.2	—	567.2
Net income	$37.7	$522.2	$—	$559.9

	Twelve months ended November 30, 2001	Adjustments	Pro forma
Total revenue	$4,041.6	$—	$4,041.6
Income (loss) before reorganization items, income taxes and minority interests	$(39.8)	$—	$(39.8)
Reorganization items	(56.5)	8.8	(47.7)
Income tax expense	26.8	(8.8)	18.0
Minority interests in consolidated subsidiaries	(15.5)	—	(15.5)
Net loss	$(85.0)	$—	$(85.0)

2002 COMPARED TO 2001

2002 Revenue, gross profit and equity in income of mining ventures

Revenue for the quarter and year ended January 3, 2003 was $840.4 million and $3,661.5 million, respectively. The Power, Defense and Energy & Environment business units generated strong, consistent revenue during 2002 primarily from continuing work on new power generation projects acquired as part of the RE&C acquisition, increases in funded scope requirements of chemical demilitarization and defense construction contracts and favorable performance on DOE management service contracts. Revenue during 2002 was impacted by the Infrastructure business unit’s inability to obtain historical levels of new work during the pendency of our bankruptcy and in the Industrial/Process business unit due to a softening of the domestic and international economies and downturn in the telecommunications market.

Gross profit for the quarter and year ended January 3, 2003 was $34.2 million and $160.1 million, respectively, and was driven by strong performance in the Power, Defense and Energy & Environment business units resulting from the sources of favorable revenue variances described above. During the quarter ended January 3, 2003, the Defense business unit successfully completed a chemical demilitarization project within the cost estimate and on schedule. As a result, we recognized additional profit of $8.9 million, including an equitable adjustment of $1.5 million. Gross profit of the Energy & Environment business unit benefited from favorable performance from DOE management service contracts and the operations during the quarter and year ended January 3, 2003. Gross profit of the Infrastructure business unit during the year was favorably impacted by profit of $26.6 million recognized on a light rail project. However, that project was essentially offset by contract losses of $23.4 million recorded for a Philippine dam and hydropower project.

Included in gross profit is the recognition of normal profit of $1.7 million and $30.9 million for the quarter and year ended January 3, 2003, respectively, primarily related to Infrastructure projects. The recognition of normal profit had no affect on our cash flows.

The diversification of our business may cause gross margins to vary between periods due to the inherent risks and rewards on fixed-price contracts causing unexpected gains and losses on contracts. Gross margins may also vary between periods due to changes in the mix and timing of contracts executed by us which contain various risk and profit profiles and are subject to uncertainties inherent in the estimation process.

We account for the operations of MIBRAG mbH on the equity method. The equity in income of mining ventures is primarily our portion of the results of operations of MIBRAG mbH. During the fourth quarter, MIBRAG mbH successfully negotiated amendments to the original agreement that had been entered into with the German government in 1993. As a result of those negotiations, MIBRAG mbH recognized $13.0 million in operating income, of which our portion was $6.5 million. In addition, during the fourth quarter, MIBRAG mbH recognized a $12.0 million one-time award of power cogeneration credits, of which our portion was $6.0 million. MIBRAG mbH’s operating income was favorably impacted by coal production increases during the year.

During the fourth quarter, we sold EMD, a business that designs and manufactures components for nuclear power use, that had been a part of the Energy & Environment business unit. We recognized a $3.4 million gain on the sale, which is reported as other operating income.

For a more detailed discussion of our revenue and gross profit, see “Business Unit Results” below in our management’s discussion and analysis.

2001 Revenue, gross profit and equity in income of mining ventures

On May 14, 2001, we filed for protection under Chapter 11 of the U.S. Bankruptcy Code. During the remainder of 2001, we operated under the direction of the U.S. Bankruptcy Court for the District of Nevada. Operations during those periods were impacted by the “rejection,” as that term is used in bankruptcy law, of contracts in process. Assets related to those contracts in process, including accounts receivable and unbilled receivables, were written-off through charges against income upon the date of rejection. The charges to income were classified as “reorganization items” in the statement of operations. Related liabilities, including liabilities subject to compromise, were not discharged (written-off) until the U.S. Bankruptcy Court approved our Plan of Reorganization and we emerged from bankruptcy on January 25, 2002. Any liabilities that arose as a result of the rejection of contracts were accrued by charges against income (reorganization items) upon the date of rejection.

Revenue for the year ended November 30, 2001 was $4,041.6 million and included a full year’s revenue from RE&C operations. RE&C operations contributed primarily to the Power, Infrastructure, Defense and, to a lesser extent, Industrial/Process business units’ revenues.

Gross profit for the year ended November 30, 2001 was $97.7 million. Of that amount, the Energy & Environment and Defense business units contributed $68.5 million and $28.1 million, respectively. The Power and Industrial/Process business units incurred operating losses during 2001 of $8.1 million and $3.5 million, respectively. During 2001, normal profit of $87.2 million was recognized. The recognition of normal profit had no impact on our cash flows. During the second half of 2001, we implemented overhead reduction strategies to support lower future revenue than had originally been anticipated when RE&C was acquired.

During 2001, the Mining business unit recognized $17.9 million in equity in the net income of its mining ventures, primarily from MIBRAG mbH.

General and administrative expenses

General and administrative expenses for the year ended January 3, 2003 were $52.3 million and represent the executive and administrative costs of supporting our operations. During the fourth quarter, we incurred certain discretionary expenses for business development, incentive compensation and other corporate initiatives of approximately $4.5 million. General and administrative expenses declined $4.6 million for the 2002 fiscal year from 2001. The reduction was a result of the initiatives taken to reduce costs under our restructuring plan.

Goodwill amortization

Effective for our 2002 fiscal year, we ceased amortization of goodwill upon the adoption of SFAS No. 142. Goodwill amortization during 2001 was primarily due to the amortization of goodwill arising from the acquisition of the Westinghouse Businesses.

Integration and merger costs

Integration and merger costs were $18.8 million for the year ended November 30, 2001. These costs related to the integration of RE&C into our businesses and were principally comprised of incremental legal, accounting and consulting services. There were no such costs in 2002.

Investment income

Investment income declined $7.9 million for the 2002 fiscal year from 2001 as a result of lower interest rates combined with lower available cash balances for investment.

Interest expense

Interest expense for 2002 consisted of $12.1 million of amortization of bank fees paid primarily at the closing of the Senior Secured Revolving Credit Facility and $15.9 million of cash interest expense consisting primarily of letter of credit fees, commitment fees on available undrawn amounts under the Senior Secured Revolving Credit Facility and interest on funded debt. Interest expense for 2002 is high relative to borrowings incurred under our Senior Secured Revolving Credit Facility due to the significant financing costs incurred in obtaining the facility. Such costs are being amortized over the 30-month term of the facility. During the bankruptcy proceedings, the accruing of interest under the previous credit facility was stayed. Therefore, contractual interest of $7.1 million was not recorded in January 2002 (pre-bankruptcy emergence).

Interest expense incurred from May 14, 2001 through November 30, 2001 consisted primarily of amortization of prepaid bank fees from costs related to the RE&C Financing Facilities, and Senior Unsecured Notes and costs related to the Debtor-in-Possession (“DIP”) Facility. For a description of these facilities and notes, see Note 9, “Credit Facilities” of the Notes to Consolidated Financial Statements in Item 8 of this report. Interest expense incurred during 2001, but prior to May 14, 2001, included interest incurred on Senior Unsecured Notes and outstanding borrowings under the RE&C Financing Facilities to fund substantial working capital requirements of the acquired RE&C contracts. We ceased accruing interest on the RE&C Financing Facilities and Senior Unsecured Notes upon our filing for relief under Chapter 11 of the U.S. Bankruptcy Code on May 14, 2001 since the lenders’ claims were then subject to compromise. Contractual interest not recorded during 2001 was $48.2 million. See Note 9, “Credit Facilities” of the Notes to Consolidated Financial Statements in Item 8 of this report.

Other income (expense), net

Other income (expense), net for 2002 of $1.3 million, consisted primarily of a $2.8 million distribution received from the conversion to a stock company from a mutual insurance company of an insurance carrier that provides our employee long-term disability coverage. In connection with the conversion, the distribution was received following the insurance company’s initial public offering during the first quarter of 2002.

Other income (expense), net for 2001 of $(10.5) million included $(3.5) million in costs associated with our World Trade Center office destroyed in the September 11, 2001 terrorist attacks.

Income tax expense

The components of the effective tax rate for the various periods are shown in the table below:

Successor Company

Predecessor Company

	Eleven months ended January 3, 2003	One month ended February 1, 2002	One month ended December 28, 2001	Year ended November 30, 2001	Year ended December 1, 2000
Federal tax rate	35.0%	35.0%	35.0%	35.0%	35.0%
State tax	3.5	2.8	3.9	5.5	4.1
Nondeductible items	3.0	.4	(3.1)	(14.4)	(.1)
Foreign tax	2.7	—	—	(1.3)	(.5)
Goodwill	—	—	.7	3.0	.1
Effective tax rate	44.2	38.2	36.5	27.8	38.6
Adjust for effect of bankruptcy and reorganization items (a)	(1.5)	7.5	3.1	17.4	—
Pro forma effective tax rate	42.7%	45.7%	39.6%	45.2%	38.6%

(a)          The pro forma effective tax rate represents the tax rate after removing the effects of bankruptcy and reorganization items.

When the effective tax rate is applied to a loss before taxes, a tax benefit results. In these periods, nondeductible expenses decrease the effective tax rate. When the effective tax rate is applied to income before taxes, a tax expense results. In these periods, nondeductible expenses increase the effective tax rate.

Income recognized upon the cancellation of debt in the bankruptcy restructuring was offset by a net operating loss (“NOL”) carryover, capital loss carryover, federal tax credit carryovers, such as the alternative minimum tax credit, and the reduction in the tax basis of goodwill. Current tax liabilities for 2003 and later years are anticipated to be substantially less than the total taxes provided for in the financial statements. While the NOL carryover for federal and state income taxes was substantially utilized as a result of the cancellation of debt in the bankruptcy restructuring, there will continue to be substantial tax deductions for goodwill amortization. As of January 3, 2003, we have remaining tax goodwill of approximately $87 million resulting from the acquisition of the Westinghouse Businesses and $618 million resulting from the acquisition of RE&C. The amortization of this tax goodwill is deductible over remaining periods of 11.2 and 12.5 years, respectively, resulting in annual tax deductions of approximately $50 million net of minority interest and application of limitations under the Internal Revenue Code. In effect, we will not pay cash taxes on the first $50 million of federal taxable income before amortization each year.

Fresh-start impact on income taxes is described as follows: Deferred tax assets such as the NOL carryover and certain tax credit carryovers were substantially utilized by the cancellation of debt recognized upon our emergence from bankruptcy. Deferred tax assets were also reduced because we adopted fresh-start accounting for financial reporting purposes. The main impact on deferred taxes as a result of fresh-start accounting was that the deferred tax asset that had been previously recorded for the difference between the financial reporting and the tax bases in goodwill was eliminated. This elimination and the other changes associated with fresh-start accounting reduced the net deferred tax assets by $193.8 million. The remainder of the change to deferred tax assets from the balance shown at the end of 2001 was associated with the cancellation of debt.

Minority interests

The majority of our minority interests relates to BNFL’s 40% ownership of WGSG that are included in the Energy & Environment business unit. Minority interests in the income of consolidated subsidiaries for the year ended January 3, 2003 increased to $21.7 million from $15.5 million for 2001 due to an increase in income from WGSG in 2002.

Reorganization items

During the month ended February 1, 2002, we recognized, as part of fresh-start reporting, charges that aggregated $35.1 million for adjustments to reflect all assets and liabilities at their respective fair values. Other reorganization charges totaled $37.0 million and represent mainly professional fees incurred in connection with the bankruptcy proceedings.

During the eleven months ended January 3, 2003 (post-bankruptcy emergence), we recognized a charge of $3.1 million related to additional professional fees in connection with various bankruptcy-related issues including the defense of the appeals to our Plan of Reorganization.

Reorganization items of $56.5 million for the year ended November 30, 2001 included $54.7 million of professional fees and other expenses related to the bankruptcy proceedings and $36.4 million of charges related to the impairment of assets of rejected projects, offset by a net gain of $34.5 million from the liquidation of two international subsidiaries.

Extraordinary item

During the first quarter of 2002, an extraordinary gain was recorded comprised of $1,460.7 million for the discharge of liabilities that resulted from our Plan of Reorganization, offset by the fair value of new common stock and warrants issued of $550.0 million and income taxes of $343.5 million.

2001 COMPARED TO 2000

Revenue and gross profit

Revenue for the year ended November 30, 2001 increased 31% from the year ended December 1, 2000 to $4,041.6. The increase was due to the inclusion of revenue from a full year of RE&C operations compared to five months in 2000.

Cost of revenue for the year ended December 1, 2000 includes $141.0 million in charges for items related to the acquisition of RE&C that were identified subsequent to the initial purchase price allocation based on additional information we obtained, but that were not included in the arbitration claim. See Note 3, “Acquisition,” of the Notes to Consolidated Financial Statements in Item 8 of this report. These amounts are comprised of the following:

In millions
Adjustments to estimates at completion on performance contracts	$113.3
Adjustments to self-insurance reserves	21.1
Other	6.6
Total adjustments	$141.0

Exclusive of the $141.0 million in charges discussed above, gross profit increased $51.4 million from $46.3 million in 2000 to $97.7 million in 2001. The increase was attributable to the recognition of normal profit on contracts from the RE&C acquisition of $87.2 million in 2001 compared to $50.2 million in 2000 as a result of a full year of revenue on the RE&C projects to which the normal profit relates. The recognition of normal profit has no impact on our cash flows. In addition, gross profit for 2000 included a $20.3 million provision related to the Summitville environmental matter. See Note 14, “Contingencies and Commitments - Summitville Environmental Matters” of the Notes to Consolidated Financial Statements in Item 8 of this report. Business unit overhead included in cost of revenue increased 19.5% from 2001 compared to 2000 due to the inclusion of a full year of indirect costs associated with the RE&C business in 2001 compared to five months of comparable indirect costs in 2000. Business unit overhead was initially structured to support a $5 billion revenue organization envisioned at the time of the RE&C acquisition. During the last half of 2001, steps were taken to reduce operating overhead to support lower expected future revenue.

Our gross margins often vary between periods due to inherent risks and rewards on fixed-price contracts causing unexpected gains and losses on contracts. Gross margins may also vary between periods due to changes in the mix and timing of contracts executed by us, which contain various risk and profit profiles and are subject to uncertainties inherent in the estimation process.

General and administrative expenses

General and administrative expenses for the year ended November 30, 2001 increased $19.1 million compared to 2000. The increase relates to a full year of general and administrative costs associated with the acquisition of RE&C.

Goodwill amortization

For the year ended November 30, 2001, goodwill amortization decreased $10.6 million as compared to 2000, to $14.6 million. The decrease in goodwill was principally due to the impairment, in the fourth quarter of 2000, of goodwill related to the acquisition of RE&C.

Integration and merger costs

As a result of the acquisition of RE&C on July 7, 2000, we incurred significant costs associated with the integration and merger of the two companies. For the year ended November 30, 2001, those costs were $18.8 compared to $15.3 million in 2000. The costs were primarily incurred for accounting, legal and financial advisory fees.

Impairment of acquired assets

During the fourth quarter of 2000, we recognized asset impairment losses of $444.1 million and $747.5 million for our inability to collect our purchase price adjustment from the Sellers and for impairment of goodwill and other assets acquired as a part of the RE&C transaction, respectively. There were no such charges in 2001.

Restructuring costs

In the fourth quarter of 2001, during the pendency of our bankruptcy proceedings, we initiated restructuring actions to improve operational effectiveness and efficiency and reduce expenses globally relative to employment levels and excess facilities resulting from our proposed plan of reorganization. Restructuring costs for the year include a pre-tax charge for termination benefits of $2.4 million for employees notified as of November 30, 2001, an impairment charge of $4.1 million for nonrecoverable asset values and enhanced pension benefits of $.5 million. The severance costs represent expected reductions in work force for 687 employees representing management, professional, administrative and operational overhead. Actual reductions in work force were 538 through November 30, 2001. Additional charges of $6.6 million for 596 additional employee terminations and $19.7 million for facility closure costs were accrued in December 2001. During January 2002, charges of $.6 million for employee terminations were accrued. As part of the Plan of Reorganization in January 2002, restructuring liabilities of $14.2 million representing the remaining balance recorded as part of the acquisition of RE&C and consisting of non-cancelable lease obligations were discharged. A review of our restructuring plan during the eleven months ended January 3, 2003 indicated that work force reductions were essentially complete.

Investment income

Investment income for the year ended November 30, 2001 decreased $1.6 million from 2000 due to a significant decrease in cash balances.

Interest expense

Interest expense includes three components: amortization of fees associated with our lines of credit, fees on letters of credit, and interest expense.  Interest expense for the quarter ended November 30, 2001 decreased $11.0 million over the comparable period of 2000 due to a cessation of accrual of interest expense at the date of our bankruptcy filing. Had we continued to accrue interest expense, we would have recognized an additional $20.9 million and $48.2 million during the quarter and year ended November 30, 2001, respectively. During the bankruptcy proceedings, the accruing of interest under the previous credit facility was stayed. Interest expense in 2001 increased $18.4 million compared to 2000 principally due to interest accrued on significantly greater outstanding borrowings under the RE&C Financing Facility.

Other income (expense), net

Other income (expense) was $(10.5) million for the year ended November 30, 2001 compared to $(5.3) million in 2000. Other income (expense) for the fourth quarter of 2000 included $(6.2) million related to the MK Gold Corporation litigation settlement. Other income (expense) for 2001 included $(3.5) million for costs associated with our World Trade Center office destroyed in the September 11, 2001 terrorist attacks.

Income tax expense

The effective tax rate for the year ended November 30, 2001 was 27.8% compared to 38.6% for 2000. The primary reason for the decrease in the effective tax rate for 2001 was the impact of nondeductible expenses, mainly reorganization costs, reducing the tax deductible loss. This accounted for an 11.4% reduction in the effective tax rate.

Minority interests

Minority interests in the income of consolidated subsidiaries for the year ended November 30, 2001 increased to $15.5 million compared to $9.4 million for 2000 due to increases in income from WGSG in 2001. Minority interests principally consist of the 40% minority interest of BNFL in the income of WGSG and a 35% minority interest in the income of Safe Sites of Colorado, LLC, a subsidiary of WGSG.

Reorganization items

As a result of the bankruptcy, we incurred charges during 2001 of $91.1 million associated with the process of filing a plan of reorganization, offset by a net gain from liquidation of insolvent foreign subsidiaries of $34.5 million. The costs incurred included accounting, legal and financial advisory fees of $54.7 million and charges for asset impairment of assets of rejected contracts of $36.4 million. See Note 4, “Reorganization and Fresh-start Reporting” of the Notes to Consolidated Financial Statements in Item 8 of this report.

BUSINESS UNIT RESULTS

(In millions)

Total revenue	Quarter ended January 3, 2003	Year ended January 3, 2003	Year ended November 30, 2001	Year ended December 1, 2000
Power	$235.0	$1,005.6	$839.4	$480.7
Infrastructure	175.6	772.0	940.3	699.8
Mining	14.9	68.6	92.2	98.1
Industrial Process	156.7	638.7	957.2	762.1
Defense	121.6	557.1	582.5	364.5
Energy & Environment	139.6	610.7	598.2	633.3
Intersegment, eliminations and other	(3.0)	8.8	31.8	52.3
Total revenue	$840.4	$3,661.5	$4,041.6	$3,090.8

Operating income (loss) for the business units was as follows:

Total operating income (loss)	Quarter ended January 3, 2003	Year ended January 3, 2003	Year ended November 30, 2001	Year ended December 1, 2000
Power	$(.4)	$24.1	$(8.3)	$(49.2)
Infrastructure	5.6	17.8	24.5	(16.0)
Mining	16.3	32.4	27.5	28.3
Industrial/Process	(3.7)	4.1	(6.3)	(.8)
Defense	14.4	44.1	28.1	(75.8)
Energy & Environment	27.7	83.4	54.8	24.9
Intersegment, impairments and other
unallocated operating costs	(4.5)	(12.5)	(45.1)	(1,225.1)
General and administrative expenses	(17.4)	(52.3)	(56.9)	(37.8)
Total operating income (loss)	$38.0	$141.1	$18.3	$(1,351.5)

In order to improve the comparability of the operating income (loss) of the business units, we have excluded from our 2000 business unit income (loss) amounts on the following table the $141 million charge for changes to estimates at completion on acquired contracts. See Note 3, “Acquisition” of the Notes to Consolidated Financial Statements in Item 8 of this report.

As adjusted Total operating income (loss)	Quarter ended January 3, 2003	Year ended January 3, 2003	Year ended November 30, 2001	Year ended December 1, 2000
Power	$(.4)	$24.1	$(8.3)	$4.3
Infrastructure	5.6	17.8	24.5	(12.4)
Mining	16.3	32.4	27.5	28.3
Industrial/Process	(3.7)	4.1	(6.3)	12.2
Defense	14.4	44.1	28.1	(12.5)
Energy & Environment	27.7	83.4	54.8	24.9
Changes to estimates at completion on acquired contracts	—	—	—	(141.0)
Intersegment, impairments and other unallocated operating costs	(4.5)	(12.5)	(45.1)	(1,217.5)
General and administrative expenses	(17.4)	(52.3)	(56.9)	(37.8)
Total operating income (loss)	$38.0	$141.1	$18.3	$(1,351.5)

Our discussion and analysis which follows is based on the table above.

2002

Power

Revenue for the quarter and year ended January 3, 2003 was derived primarily from continuing work on new power generation projects acquired as part of RE&C, steam generator replacement projects and operations and maintenance services contracts. Included in revenue for the fourth quarter and year are approximately $135.8 million and $544.5 million, respectively, related to four new power generation projects from the RE&C acquisition. These four projects were originally fixed-price contracts, but were converted (reformed) in December 2001 to cost reimbursable contracts and include terms established as part of the Raytheon Settlement. (See Note 3, “Acquisition” of the Notes to Consolidated Financial Statements in Item 8 of this report.) In addition, during the quarter and year ended January 3, 2003, unfavorable contract adjustments of $3.0 million and $6.7 million were recorded on a fixed-price contract.

Operating income for 2002 was $24.1 million. The four reformed projects generated income of $15.6 million before allocations of related overhead costs, and engineering services added another $10.1 million. During the year, project loss reserves of $6.7 million were established on a steam generator replacement project.

Operating income for the year included the recognition of $3.2 million of normal profit. The recognition of normal profit has no impact on our cash flows.

Infrastructure

The Infrastructure business unit generated revenue of $175.6 million and $772.0 million during the quarter and year ended January 3, 2003, respectively. Revenue was primarily generated from existing backlog. Significant sources of revenue included continued work on the dam and hydropower project in the Philippines, the light rail project in New Jersey, a variety of highway and other heavy construction work and engineering services projects.

Operating income was $5.6 million and $17.8 million for the quarter and year ended January 3, 2003, respectively. During the quarter, we recognized $5.6 million in profit primarily attributable to the recovery of a claim on a completed construction project. We recognized operating income of $26.6 million on a light rail project during the year ended January 3, 2003; however, unfavorable contract adjustments of $23.4 million were recorded on the Philippine dam and hydropower project. Contract claims have been prepared which, if successful, may offset some or all of the effects of the contract adjustments. At this time, no revenue or profit has been recognized as a result of those claims. The remaining operating income was generated by numerous construction and infrastructure services projects. Additional unfavorable contract adjustments were recognized during 2002 on two highway projects of $5.1 million, less minority interests of $1.7 million and $1.9 million on a light rail project.

Operating income for the year included the recognition of $25.5 million of normal profit, primarily from certain contracts obtained in the RE&C acquisition. The recognition of normal profit has no impact on our cash flows.

Mining

Revenue during the quarter and year ended January 3, 2003 of $14.9 million and $68.6 million, respectively, was generated predominantly by continuing work on mine projects and mine management contracts that existed during previous years. Revenue was negatively impacted by the completion of contracts in 2001 that were not replaced during 2002.

During the quarter and year ended January 3, 2003, we recognized operating income of $16.3 million and $32.4 million, respectively. Operating income included $17.8 million and $30.5 million during the quarter and year ended January 3, 2003, respectively, from equity in the net income of our mining ventures, which is comprised primarily of our portion of the results of operations of MIBRAG mbH. MIBRAG mbH successfully negotiated amendments to the original agreement on transportation credit matters that had been entered into with the German government in 1993. As a result of those negotiations, MIBRAG mbH recognized $13.0 million in operating income, of which our portion was $6.5 million. In addition, during the fourth quarter, MIBRAG mbH recognized a $12.0 million one-time award of power cogeneration credits, of which our portion was $6.0 million. MIBRAG mbH’s operating income was also favorably impacted by coal production increases during the year and by the strengthening of the Euro as compared to the U.S. dollar.

Industrial/Process

The Industrial/Process business unit’s revenue during the quarter and year ended January 3, 2003 was $156.7 million and $638.7 million, respectively, and continued to be impacted by a combination of the softness of the domestic and international economies, the downturn in the telecommunications market and the winding down of some significant projects. Some sectors of the Industrial/Process business unit’s markets continue to be strong, including automotive, gas processing and bio-pharmaceuticals.

Operating income (loss) for the quarter and year ended January 3, 2003 was $(3.7) million and $4.1 million, respectively, reflecting the impact of economic factors described above. Reduced revenue has been partially offset by significant reductions in overhead costs, including the closing of multiple offices, employee terminations and elimination of redundant costs. Significant factors affecting the Industrial/Process business unit’s operating income during the quarter and year included the $4.0 million favorable resolution of a long-standing contract claim, $(4.1) million in unfavorable contract adjustments on a contract and $(1.6) million and $(7.6) million, respectively, in costs from under utilization of the business unit’s professional engineering staff.

Operating income for the year ended January 3, 2003 included the recognition of $1.6 million of normal profit from certain contracts obtained in the RE&C acquisition. The recognition of normal profit has no impact on our cash flows.

Defense

The Defense business unit’s revenue for the quarter and year ended January 3, 2003 was $122.0 million and $557.1 million, respectively, and was favorably impacted by increases in funded scope requirements on four chemical demilitarization projects. These four chemical demilitarization contracts accounted for $108.8 million and $462.2 million of the total revenue for the quarter and year, respectively. Defense threat reduction contracts in the former Soviet Union contributed $6.7 million and $23.2 million, respectively. The remainder was generated by defense infrastructure services.

Chemical demilitarization contracts produced $17.7 million and  $44.6 million in operating income during the quarter and year ended January 3, 2003, respectively, benefiting from the scope expansions previously described. During the third quarter, the Defense business unit negotiated settlements on a reformed construction contract and a chemical demilitarization contract, both obtained in the acquisition of RE&C, for a total of $14.2 million. During the fourth quarter, the Defense business unit successfully completed a chemical demilitarization project within the cost estimate and on schedule. As a result, we recognized additional profit of $8.9 million, including an equitable adjustment of $1.5 million.

Energy & Environment

During the year ended January 3, 2003, the Energy & Environment business unit recognized revenue on DOE management service contracts earlier in the year than in prior years. Historically, award fees on such projects were “back-end loaded,” causing a significant portion of the profit for this business unit to be recognized in the third and particularly the fourth quarters of the year. However, current contract terms provide for more evenly distributed notification and recognition of award fees throughout the year.

The Energy & Environment business unit recognized $139.6 million and $610.7 million in revenue during the quarter and year ended January 3, 2003, respectively. EMD, which was sold on October 28, 2002, recognized $17.0 million and $144.0 million in revenue, respectively, for the fourth quarter and the year through the date of sale. Remaining revenues were recognized primarily from DOE management service contracts that were $26.5 million and $80.9 million during the quarter and the year, respectively, and from environmental construction contracts totaling $73.7 million and $295.6 million during the quarter and the year, respectively.

Operating income for the quarter and year ended January 3, 2003 included $13.2 million and $43.4 million, respectively, from our performance on DOE management projects. Our DOE management service contracts are “agency” contracts, therefore, revenue increases benefit operating income nearly dollar for dollar. EMD generated $6.0 million and $24.9 million, and energy and environment projects generated $7.1 million and $14.2 million during the quarter and year, respectively.

Intersegment and other

Intersegment and other income for 2002 includes the operations of the process technology development portion of our petroleum and chemical business (the “Technology Center”), a business held for sale. It also includes residual costs of a non-union construction services center, bonding fees, including amortization of the bonding facility fee paid upon emergence from bankruptcy (see also “Financial Condition and Liquidity – Cash Flows for 2002”), and unallocated insurance costs. No merger and integration costs were incurred in 2002. Goodwill was not amortized in 2002 due to our adoption of SFAS No. 142 effective December 29, 2001.

2001 COMPARED TO 2000

Power

On March 9, 2001, we suspended work on two large construction projects located in Massachusetts that were a part of the acquisition of the RE&C businesses. Although we were subsequently retained to participate on these two projects, our role during 2001 was significantly diminished. Revenue and operating income during 2001 reflected the impact of our diminished role.

Revenue for 2001 was $839.4 million, an increase of 74.6% compared to 2000 due principally to a full year of revenues attributable to the acquisition of RE&C. Approximately $437.1 million of revenue is related to four projects acquired from the Sellers which were originally fixed-price contracts, but which were converted during 2001 to cost-reimbursable contracts. The Sellers remained responsible for the performance of the contracts and as such continue to fund the construction of the projects. We were retained by the Sellers on a cost-reimbursable basis and continue to provide construction management services on the projects.

Operating income (loss) for 2001 was a loss of $(8.3) million compared to income of $4.3 million in 2000. Operating income (loss) included recognition of normal profit of $26.4 million in 2001 compared to $21.3 million in 2000. However, upon conversion of the four projects referred to above to cost-reimbursable contracts, the recognition of normal profit was eliminated and the related reserve reclassified to accrued liabilities until the settlement with the Sellers. Only fee income was recognized for the balance of the year. Normal profit on these fixed-price contracts was substantially higher than fees earned on the cost-reimbursable contracts. During 2001, the Power business unit recognized losses of $(11.4) million related to the completion of a significant international project which was acquired as part of the RE&C acquisition and recognized cost overruns of $(9.0) million on a domestic nuclear facility. In 2000, the business unit recognized losses of $24.3 million related to the completion and start-up of two power generation projects, one in the United States and one in the United Kingdom. Also, business unit overhead was $11.9 million higher in 2001 than in 2000 reflecting the inclusion of a full year of expenses for the acquired RE&C businesses.

The operating loss for 2001 included the recognition of $26.4 million of normal profit. The recognition of normal profit has no impact on our cash flows.

Infrastructure

Revenue for 2001 was $940.3 million, an increase of $240.5 million compared to 2000 due principally to the acquisition of RE&C and, in particular, a large hydroelectric dam in the Philippines and a large light rail project in New Jersey.

Operating income for 2001 increased $36.9 million to $24.5 million compared to an operating loss of $(12.4) million in 2000. Operating profit for 2001 included recognition of normal profit of $42.2 million, primarily on the hydroelectric dam and light rail projects referred to above, compared to $15.3 million during 2000. The recognition of normal profit has no impact on our cash flows. Significant sources of revenue and operating income included the dam and hydropower project in the Philippines, the light rail project in New Jersey, a variety of highway and other heavy construction work and engineering services projects. Operating income for 2000 was reduced by a $20.3 million provision to settle the Summitville environmental matter. See Note 14, “Contingencies and Commitments - Summitville environmental matters” of the Notes to Consolidated Financial Statements in Item 8 of this report. Both years’ operating income was impacted by the recognition of losses on fixed-price contracts totaling $(17.0) million in 2000 and $(25.0) million in 2001.

Mining

Revenue for the Mining business unit declined slightly from $98.1 million in 2000 to $92.2 million in 2001, caused by the closing of a mining project in Wyoming. Operating income was down slightly from $28.3 million in 2000 to $27.5 million in 2001.

During 2001, we completed the acquisition of an additional 17% of MIBRAG mbH for approximately $17.5 million, increasing our ownership to 50%. We financed the acquisition through dividends from MIBRAG mbH. Equity in the net income of mining ventures increased from $13.1 million in 2000 to $17.9 million in 2001, reflecting the increased ownership interest.

Industrial/Process

Revenue for 2001 was $957.2 million, an increase of $195.1 million compared to 2000. Revenue increased as a result of a full year of activity from the acquisition of RE&C and the addition of a large telecom project.

Operating income (loss) for 2001 was a loss of $(6.3) million compared to income of $12.2 million in 2000 due to excess personnel costs as new work declined during the year, provisions related to uncollectable receivables on certain contracts, restructuring charges incurred to adjust the size of the business unit to reflect lower levels of activity expected in the future and higher overhead costs reflecting a full year of activity from the acquisition of RE&C.

Defense

Revenue for 2001 was $582.5 million, an increase of $218.0 million compared to 2000 due principally to a full year of activity from RE&C. Revenue during 2001 was impacted by a $(39.7) million unfavorable contract adjustment on a construction project obtained through the RE&C acquisition. In addition, the growth in scope of a reformed construction contract obtained through the RE&C acquisition contributed $26.4 million during 2001. Defense threat reduction contracts contributed $477.4 million during 2001.

Operating income for 2001 was $28.1 million, an increase of $40.6 million compared to 2000 due principally to: (1) increased earnings and higher award fees on certain projects and (2) conversion in 2001 from fixed price to cost reimbursable of two projects acquired in the RE&C transaction that had sustained significant losses in 2000. Operating income was increased $10.5 million and $9.1 million in 2001 and 2000, respectively, as a result of the recognition of normal profit related to certain fixed-price contracts from the acquisition of RE&C. The recognition of normal profit has no impact on our cash flows.

Energy & Environment

Revenue for 2001 was $598.2 million, a decrease of $35.1 million compared to 2000. The reduction was primarily the result of the completion of the construction phase of the Waste Isolation Pilot Project in New Mexico in 2001 and the startup of the operations phase of the project, which generated less revenue than did the construction phase. DOE management service contracts were the primary sources of this revenue and contributed approximately 80% of the operating income for year ended November 30, 2001 with the balance from energy and environment projects, EMD and commercial businesses.

Operating income for 2001 was $54.8 million, an increase of $29.9 million over 2000. Increased earnings and higher award and incentive fees on certain projects and increased volume and profitability on commercial contracts caused the increase.

Intersegment, impairment and other

Intersegment, impairment and other for 2001 consisted primarily of integration and merger costs of $18.8 million, corporate restructuring charges of $4.1 million, $3.7 million of residual costs of a non-union construction services center and $14.6 million in operating losses from a petroleum and chemical technology center and international petroleum and chemical operations that were included in the liquidation of Washington International B.V. See Note 4, “Reorganization Case and Fresh-start Reporting” of the Notes to Consolidated Financial Statements in Item 8 of this report. For 2000, this amount consisted principally of the impairment of arbitration claim of $444.1 million, the impairment of acquired assets of $747.5 million, integration and merger costs of $15.2 million and amortization of goodwill associated with the acquisition of Old MK of $10.1 million. See Note 3, “Acquisition” of the Notes to Consolidated Financial Statements in Item 8 of this report.

FINANCIAL CONDITION AND LIQUIDITY

Cash flows for 2002

Liquidity and capital resources Year ended (In millions)	January 3, 2003	November 30, 2001
Cash and cash equivalents
Beginning of period	$138.1	$393.4
End of period	171.1	128.3

Year ended	January 3, 2003	November 30, 2001
Net cash provided (used) by:
Operating activities	$79.5	$(234.1)
Investing activities	71.9	10.8
Financing activities	(118.4)	(41.8)

Currently, we have three principal sources of near-term liquidity: (1) cash generated by operations; (2) existing cash and cash equivalents; and (3) revolving loan borrowings under our Senior Secured Revolving Credit Facility. During 2002, we generated $79.5 million of net cash from our operating activities of which $26.6 million was distributed, primarily to BNFL. We had cash and cash equivalents of $171.1 million at January 3, 2003, $90.8 million of which were restricted for use in the normal operations of our consolidated construction joint ventures, by projects having contractual cash restrictions and by our self-insurance programs.  At January 3, 2003, we had no borrowings and $169.1 million in letters of credit outstanding under the Senior Secured Revolving Credit Facility, leaving borrowing capacity of $180.9 million under the facility. For additional information regarding our Senior Secured Revolving Credit Facility, see “Senior Secured Revolving Credit Facility” below.

Cash and cash equivalents increased $43 million from $128 million at November 30, 2001 to $171 million at January 3, 2003. During 2002, increases in cash were derived from operations and the sale of non-core assets (EMD). At January 3, 2003 and November 30, 2001, cash and cash equivalents included amounts totaling $90.8 million and $57.7 million, respectively, that were restricted for use on the normal operations of our consolidated construction joint ventures, by projects having contractual cash restrictions and our self-insurance programs. For more information on our financing activities, see the comments below and Note 9, “Credit Facilities” of the Notes to Consolidated Financial Statements in Item 8 of this report.

Total cash flows for the year ended January 3, 2003, as reflected in the consolidated statement of cash flows, were $33.0 million. The following discussion highlights those aspects of our cash flows necessary for a complete understanding:

•                  Upon emergence from bankruptcy on January 25, 2002, $72.9 million was paid, consisting of up-front fees on the Senior Secured Revolving Credit Facility of $30.2 million, payments to secured creditors of $20 million, payments to unsecured creditors of $4.5 million, a payment to our surety of $4.5 million and payments for insurance premiums and professional advisors of $13.7 million, which is included in operating activities. During the balance of 2002, we made additional payments to professionals, trustee fees and other expenses of $19.3 million. To fund the payments made at the time of emergence, we borrowed $40 million under the Senior Secured Revolving Credit Facility, which was repaid during the first and second quarters of 2002.

•                  Cash management of WGSG with BNFL is handled on a daily basis with BNFL receiving or advancing its 40% share of cash flows each day. During 2002, the joint venture generated $139.7 million in positive cash flows (including $77.1 million from the sale of EMD), of which 60% or $83.8 million was our share. The 40% distributed to BNFL is reflected as distribution to minority interest in the consolidated statement of cash flows

•                  In October 2002, we sold EMD for $80.0 million. Cash proceeds, net of a required contribution to the pension plan assumed by Curtiss-Wright Corporation were $77.1 million and were distributed 60:40 between us and BNFL. We recognized $46.3 million in net cash proceeds and a $3.4 million gain on the sale of EMD.

•                  There are three significant items that were included in the determination of our 2002 net income but did not impact our cash flows:

•                  A combination of (1) available net operating loss carryforwards, (2) amortization of tax deductible goodwill, (3) non-taxable resolution of contingencies and (4) non-taxable impact of normal profit resulted in $6.7 million of our $370 million tax expense being paid in cash during 2002.

•                  As explained in “Overview,” normal profit does not generate cash. Accordingly, cash flows from operations is reduced by the amount of normal profit ($30.9 million) included in income. In 2003, normal profit will not be a significant component of income.

•                  The terms of the Senior Secured Revolving Credit Facility required an up front payment of $30.2 million. This fee is being amortized over the 30-month terms of the facility. As a result, approximately $12 million of our annual interest expense is a non-cash charge.

Cash flows for 2003

As in 2002, we expect to generate positive cash flows from operations in 2003. Specific issues which are relevant to understanding 2003 cash flows include:

•                  At January 3, 2003, working capital excluding cash, deferred income taxes and net assets held for sale amounted to $(124.8) million. As our Infrastructure, Mining and Power business units expand, we expect our investment in working capital to increase toward a break even position.

•                  Income taxes: As of January 3, 2003, we have remaining tax goodwill of approximately $87 million resulting from the acquisition of the Westinghouse Businesses and $618 million resulting from the acquisition of RE&C. The amortization of this tax goodwill is deductible over remaining periods of 11.2 and 12.5 years, respectively, resulting in annual tax deductions of approximately $50 million net of minority interest and application of limitations under the Internal Revenue Code. In effect, we will not pay cash taxes on the first $50 million of federal taxable income before amortization each year.

•                  The amortization of the Senior Secured Revolving Credit Facility fee will continue at the rate of $1 million per month, resulting in non-cash interest expense.

•                  For information regarding capital expenditures, disposals of equipment and depreciation, see the discussions below.

•                  Substantially all of our unfunded pension and post-employment obligations relate to frozen benefit plans. We currently estimate financial statement expense under these plans will approximate $10 to $12 million and cash outlays will approximate $12 to $14 million for 2003.

Capital expenditures and depreciation

Capital expenditures of $26.9 million during 2002 were lower than anticipated because we were not awarded new Infrastructure or Mining projects, which would normally require significant up front expenditures for construction or mining equipment. To maintain our construction and mining equipment fleet, normal capital expenditures for the other business units and to upgrade our information systems hardware and software, we expect to spend $20 to $25 million annually.

In the normal course of business, we sell a portion of our construction and mining equipment fleet each year, depending on estimated future requirements. During 2002, we began the process of selling construction equipment used on the Philippine dam and hydropower project, and received proceeds of approximately $10 million. We currently estimate that the sale of the remainder of this equipment will generate an additional $20 to $25 million during 2003. However, it is possible that we may elect to use this equipment if we are awarded a new project that requires this type of equipment.

Depreciation expense for 2002 was $56.4 million, including $30.1 million relating to the equipment used on the Philippine project referred to above. Because that project is nearing completion and we are selling the equipment as it becomes available, we anticipate depreciation of this equipment will be approximately $20 million lower in 2003.

Post-emergence financial condition and liquidity

We expect to use cash to, among other things, satisfy contractual obligations, fund working capital requirements and make capital expenditures. For additional information on contractual obligations and capital expenditures, see “Contractual Obligations” below and “Capital Expenditures and Depreciation” above.

We believe that our cash flows from operations, existing cash and cash equivalents and available borrowings under our revolving credit facility will be sufficient to meet our reasonably foreseeable liquidity needs.

In addition to the above sources of liquidity, we have a non-core asset held for sale (the Technology Center), which we expect will generate cash proceeds. The sale of this asset is expected to close during fiscal year 2003.

In line with industry practice, we are often required to provide performance and surety bonds to customers under fixed-price contracts. These bonds indemnify the customer should we fail to perform our obligations under the contract.  If a bond is required for a particular project and we are unable to obtain an appropriate bond, we cannot pursue that project. We have an existing bonding facility but, as is customary, the issuance of bonds under that facility is at the surety’s sole discretion. Moreover, due to events that affect the insurance and bonding markets generally, bonding may be more difficult to obtain in the future or may only be available at significant additional cost. While there can be no assurance that bonds will continue to be available on reasonable terms, we believe that we have access to the bonding necessary to achieve our operating goals.

We continually evaluate alternative capital structures, and if an appropriate opportunity is available, we would consider infusions of new equity. We may also, from time to time, pursue opportunities to complement existing operations through business combinations and participation in ventures, which may require additional financing and utilization of our capital resources.

Contractual obligations

As of January 3, 2003, we had the following contractual obligations:

Contractual obligations (in millions)	Long-term debt	Operating leases	Total
Payments due by period
2003	$—	$35.2	$35.2
2004	—	29.7	29.7
2005	—	26.9	26.9
2006	—	25.9	25.9
2007	—	24.3	24.3
Thereafter	—	16.6	16.6
Total	$—	$158.6	$158.6

In addition, $272,120 of long-term debt, non-recourse to the parent companies, existed on our mining ventures at January 3, 2003.

In the normal course of business, we cause letters of credit and surety bonds to be issued generally in connection with contract performance obligations that are not required to be reflected in the balance sheet. We are obligated to reimburse the issuer of our letters of credit or surety bonds for any payments made thereunder. The table below presents the expiration of our estimated outstanding commitments on letters of credit and surety bonds outstanding as of January 3, 2003 for each of the next five years and thereafter. Although letters of credit under the Senior Secured Revolving Credit Facility expire upon termination of the Credit Facility, the presentation is prepared based on the expiration period of our contractual obligations with the customer or beneficiary. At January 3, 2003, $169.1 of the outstanding letters of credit were issued under the Senior Secured Revolving Credit Facility. We have pledged cash and cash equivalents as collateral for our reimbursement obligation with respect to $38.0 million in face amount of specified letters of credit that were outstanding at January 3, 2003. Our commitments under performance bonds generally end concurrent with the expiration of our contractual obligation. The face amount of the surety bonds expiring by period is presented below. Our actual exposure is limited to estimated cost to complete our bonded contracts which was approximately $390 million at January 3, 2003.

Other commercial commitments (in millions)	Letters of credit	Surety bonds	Total
Commitments expiring by period
2003	$66.8	$961.2	$1,028.0
2004	12.3	411.4	423.7
2005	.8	373.6	374.4
2006	1.5	—	1.5
2007	.3	556.3	556.6
Thereafter	125.4	—	125.4
Total other commercial commitments	$207.1	$2,302.5	$2,509.6

Guarantees

We have guaranteed the indemnity obligations of WGSG relating to the sale of EMD to Curtiss-Wright Corporation for the potential occurrence of specified events, including breaches of representations and warranties and/or failure to perform certain covenants or agreements. Generally, the indemnification provisions expire within three years and are capped at $20 million. In addition, the indemnity provisions relating to environmental conditions obligate WGSG to pay Curtiss-Wright Corporation up to a maximum $3.5 million for environmental losses they incur over $5 million. WGSG is also responsible for environmental losses that exceed $1.3 million related to a specified parcel of the sold property. If WGSG is unable to perform its indemnity obligations, BNFL has agreed to indemnify us for 40% of losses we incur as a result of our guarantee. We believe that the indemnification provisions will not have a material adverse effect on our financial position, results of operations or cash flows.

Senior Secured Revolving Credit Facility

The Senior Secured Revolving Credit Facility provides for a senior secured facility in an amount up to $350 million in the ggregate of loans and other financial accommodations allocated pro rata between two facilities as follows: a Tranche A facility in the amount of $208.3 million and a Tranche B facility in the amount of $141.7 million. The Senior Secured Revolving Credit Facility may be increased up to a total of $375 million with the approval of the lenders, and its scheduled termination date is July 24, 2004.

The Senior Secured Revolving Credit Facility was entered into (1) to replace approximately $32.8 million in letters of credit issued under the DIP Facility; (2) to retire our DIP Facility and repay any DIP Facility balance (of which there was none); (3) to replace or backstop approximately $120.8 million in letters of credit issued under our pre-petition RE&C Financing Facilities; (4) to make payments to the pre-petition senior secured lenders and Mitsubishi Heavy Industries pursuant to our Plan of Reorganization; (5) to finance the costs of restructuring; and (6) for ongoing working capital, general corporate purposes and letter of credit issuance. Borrowings under the Credit Facility are required to be allocated between the two tranches on a proportional split based upon the size of each tranche. The borrowing rate under the Credit Facility is, for Tranche A, the applicable LIBOR, which has a stated floor of 3%, plus an additional margin of 5.5%, and for Tranche B, LIBOR plus an additional margin of 5.5%. Alternatively, we may choose the prime rate, plus an additional margin of 4.5% for Tranche A and 5.5% for Tranche B. As of January 3, 2003, the effective LIBOR- and prime-based rates for Tranche A were 8.5% and 8.75%, respectively, and for Tranche B, 6.88% and 9.75%, respectively. The Credit Facility carries other fees, including commitment fees and letter of credit fees, normal and customary for such credit agreements. It contains financial covenants, including minimum net worth, capital expenditures, maintenance of certain financial and operating ratios, and specified events of default which are typical for a credit agreement governing credit facilities of the size, type and tenor of the Credit Facility. The Credit Facility also contains affirmative and negative covenants limiting our ability and the ability of certain of our subsidiaries to incur debt or liens, provide guarantees, make investment and pay dividends. See “Risk Factors - The documents governing our indebtedness restrict our ability and the ability of some of our subsidiaries to engage in some business transactions” in Item 1 of this report.

At January 3, 2003, there were no amounts borrowed under our Credit Facility. As of January 3, 2003, we had issued financial letters of credit under the Credit Facility in the amount of $169.1 million, leaving borrowing capacity of $180.9 million under the Credit Facility.

Our Credit Facility extends through July 24, 2004. If we obtain a new credit facility before the existing one expires, it will be necessary to write-off the then remaining unamortized balance of the up front fees. At one year prior to expiration of the facility, the unamortized balance would be approximately $12 million before taxes.

ACCOUNTING STANDARDS

Adoption of accounting standards

In June 2001, the FASB issued SFAS No. 141 and SFAS No. 142. SFAS No. 141, which is effective for acquisitions initiated after June 30, 2001, prohibits the use of the pooling-of-interests method for business combinations and establishes the accounting and financial reporting requirements for business combinations accounted for by the purchase method. Adoption of this statement had no effect on our financial statements. SFAS No. 142 requires that an intangible asset that was or is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill shall not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. SFAS No. 142 became effective for us for our fiscal year beginning December 29, 2001. The adoption of this statement did not have a significant impact on the financial statements due to our adoption of fresh-start reporting on February 1, 2002. See Note 4, “Reorganization Case and Fresh-start Reporting.” During our application of fresh-start reporting, we revalued all of our assets and liabilities to fair value on that date. At the date of adoption of the statement (December 29, 2001), the net book value of goodwill was $174.9 million (not including amounts included in assets held for sale).

SFAS No. 142 provides that prior year’s results should not be restated. The following table presents our comparative operating results for the respective periods reflecting the exclusion of goodwill amortization expense.

	Successor Company	Predecessor Company
(In millions)	Eleven months ended January 3, 2003	One month ended February 1, 2002	One month ended December 28, 2001	Year ended November 30, 2001	Year ended December 1, 2000
Reported income (loss) before extraordinary item	$37.7	$(45.0)	$(25.9)	$(85.0)	$(859.4)
Goodwill amortization, net of tax	—	—	1.0	9.1	15.9
Minority interest	—	—	(.3)	(3.3)	(3.4)
Income (loss) before extraordinary item as adjusted	$37.7	$(45.0)	$(25.2)	$(79.2)	$(846.9)

Reported net income (loss)	$37.7	$522.2	$(25.9)	$(85.0)	$(859.4)
Goodwill amortization, net of tax	—	—	1.0	9.1	15.9
Minority interest	—	—	(.3)	(3.3)	(3.4)
Net income (loss) as adjusted	$37.7	$522.2	$(25.2)	$(79.2)	$(846.9)

In July 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”). Upon emergence from bankruptcy, we were required to early adopt SFAS No. 143 on February 1, 2002. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of this statement did not have a significant impact on our financial statements.

In August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). SFAS No. 144, which replaces SFAS No. 121 and Accounting Principles Board Opinion No. 30, became effective for us on February 1, 2002. This statement retains the requirements to (1) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows, and (2) measure an impairment loss as the difference between the carrying amount and fair value of the asset. This statement removes goodwill from its scope, eliminating the requirement to allocate goodwill to long-lived assets to be tested for impairment. SFAS No. 144 also requires that a long-lived asset to be abandoned, exchanged for a similar productive asset or distributed to owners in a spin-off, be considered held and used until it is disposed of. The accounting model for long-lived assets to be disposed of by sale must be used for all long-lived assets, whether previously held and used or newly acquired. Discontinued operations are no longer measured on a net realizable value basis, and future operating losses are no longer recognized before they occur. SFAS No. 144 also broadens the presentation of discontinued operations in the income statement to include a component of an entity (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the remainder of that entity. The adoption of this statement did not have a significant effect on our operating results.

In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3. The adoption of SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did  not have a significant impact on our results of operations or financial position; however, it will change the way we account for future exit or disposal activity.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Recission of FASB Interpretation No. 34 (“FIN 45”). FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies, relating to a guarantor’s accounting for, and disclosure of, the issuance of specified types of guarantees. FIN 45 requires that upon issuance of a guarantee, the entity (i.e., the guarantor) must recognize a liability for the fair value of the obligation it assumes under that guarantee. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002. FIN 45’s provisions for initial recognition and measurement must be applied on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year end. The guarantor’s previous accounting for guarantees that were issued before the date of FIN 45’s initial application may not be revised or restated to reflect the effect of the recognition and measurement provisions of FIN 45. We have guarantees that are subject to the disclosure provisions of FIN 45. See Note 14, “Contingencies and Commitments.” The adoption of the prospective recognition and measurement aspects of FIN 45 is not expected to have a significant effect on our financial position and results of operations.

In January 2003, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (“SFAS No. 148”). SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 became effective for us in the fourth quarter of 2002. We did not elect to change to the fair value based method of accounting for stock-based employee compensation; and therefore, adoption of SFAS No. 148 only impacts our disclosures, not our financial results.

Recently issued accounting standards

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or in which equity investors do not bear the residual economic risks. The interpretation applies to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that was acquired before February 1, 2003. We have determined that it is not reasonably possible that we will be required to consolidate or disclose information about a variable interest entity upon the effective date of FIN 46.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

(In millions)

Interest rate risk

Our exposure to market risk for changes in interest rates relates primarily to our short-term investment portfolios and debt obligations. Our short-term investment portfolio consists primarily of highly liquid instruments with maturities of one month or less. Substantially all cash and cash equivalents at January 3, 2003 of $171 million were held in short term investments classified as cash equivalents. Of total cash and cash equivalents at January 3, 2003 of $171 million, $91 million was restricted for use on the normal operations of our consolidated joint ventures, by projects having contractual cash restrictions and our self-insurance programs.

From time to time, we effect borrowings under bank credit facilities or otherwise for general corporate purposes, including working capital requirements and capital expenditures. Borrowings under our Credit Facility, of which there currently are none, bear interest at the applicable LIBOR or prime rate, plus an additional margin and, therefore, are subject to fluctuations in interest rates.

Foreign currency risk

We conduct our business in various regions of the world. Our operations are, therefore, subject to volatility because of currency fluctuations, inflation changes and changes in political and economic conditions in these countries. We are subject to foreign currency translation and exchange issues, primarily with regard to our mining venture, MIBRAG mbH, in Germany. At January 3, 2003 and November 30, 2001, the cumulative adjustments for translation gains (losses), net of related income tax benefits, were $9.7 million and $16.2 million, respectively. While we endeavor to enter into contracts with foreign customers with repayment terms in U.S. currency in order to mitigate foreign exchange risk, our revenues and expenses are sometimes denominated in local currencies, and our results of operations may be affected adversely as currency fluctuations affect pricing and operating costs or those of our competitors. We engage from time to time in hedging operations, including forward foreign exchange contracts, to reduce the exposure of our cash flows to fluctuations in foreign currency rates. We do not engage in hedging for speculative investment reasons. We can give no assurances that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

WASHINGTON GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Financial Statements and Financial Statement Schedule as of January 3, 2003, February 1, 2002 and November 30, 2001, and for the eleven months ended January 3, 2003, the one month ended February 1, 2002, the one month ended December 28, 2001 and for each of the two years in the period ended November 30, 2001

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of Washington Group International, Inc.

We have audited the accompanying consolidated balance sheets of Washington Group International, Inc. and subsidiaries (the “Corporation”) as of January 3, 2003 and February 1, 2002 (Successor Company balance sheets) and November 30, 2001 (Predecessor Company balance sheet), and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit), and cash flows for the eleven months ended January 3, 2003 (Successor Company operations), the one month ended February 1, 2002, the one month ended December 28, 2001, and each of the two years in the period ended November 30, 2001 (Predecessor Company operations). Our audits also included the consolidated financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

As discussed in Note 4 to the financial statements, on December 21, 2001, the bankruptcy court entered an order confirming the Plan of Reorganization which became effective after the close of business on January 25, 2002. Accordingly, the accompanying financial statements have been prepared in conformity with AICPA Statement of Position 90-7, Financial Reporting for Entities in Reorganization under the Bankruptcy Code, for the Successor Company as a new entity with assets, liabilities and a capital structure having carrying values not comparable with prior periods as described in Note 1.

In our opinion, the Successor Company consolidated financial statements present fairly, in all material respects, the financial position of Washington Group International, Inc. and subsidiaries as of January 3, 2003 and February 1, 2002, and the results of their operations and their cash flows for the eleven months ended January 3, 2003, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor Company consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Predecessor Company as of November 30, 2001, and the results of their operations and their cash flows for the one month ended February 1, 2002, the one month ended December 28, 2001, and each of the two years in the period ended November 30, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the financial statements, the Corporation changed its method of accounting for goodwill and other intangible assets for periods after December 28, 2001 to conform to Statement of Financial Accounting Standards No. 142.

/s/ DELOITTE & TOUCHE LLP

Boise, Idaho
February 28, 2003

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share data)

Successor Company

Predecessor Company

	Eleven months ended January 3, 2003	One month ended February 1, 2002	One month ended December 28, 2001	Year ended November 30, 2001	Year ended December 1, 2000
Revenue	$3,311,614	$349,912	$308,289	$4,041,615	$3,090,845
Cost of revenue	(3,162,578)	(338,792)	(308,087)	(3,943,920)	(3,044,587)
Changes to estimates at completion on acquired contracts (Note 3)	—	—	—	—	(140,954)
Total cost of revenue	(3,162,578)	(338,792)	(308,087)	(3,943,920)	(3,185,541)
Gross profit (loss)	149,036	11,120	202	97,695	(94,696)
Equity in income of mining ventures	27,342	3,109	1,258	17,890	13,080
General and administrative expenses	(48,138)	(4,180)	(5,443)	(56,878)	(37,860)
Goodwill amortization	—	—	(1,553)	(14,635)	(25,206)
Integration and merger costs (Note 3)	—	—	—	(18,858)	(15,302)
Impairment of arbitration claim (Note 3)	—	—	—	—	(444,055)
Impairment of acquired assets (Note 3)	—	—	—	—	(747,491)
Restructuring charges (Note 5)	—	(625)	(26,262)	(6,963)	—
Other operating income	3,420	—	—	—	—
Operating income (loss)	131,660	9,424	(31,798)	18,251	(1,351,530)
Investment income	926	400	149	9,278	10,897
Interest expense (a)	(26,784)	(1,193)	(603)	(56,769)	(38,413)
Other income (expense), net	1,874	(563)	(473)	(10,494)	(5,293)
Income (loss) before reorganization items, income taxes, minority interests and extraordinary item	107,676	8,068	(32,725)	(39,734)	(1,384,339)
Reorganization items (Note 4)	(3,174)	(72,057)	(8,148)	(56,479)	—
Income tax (expense) benefit	(46,217)	20,078	14,907	26,765	534,329
Minority interests in (income) loss of consolidated subsidiaries	(20,584)	(1,132)	56	(15,528)	(9,366)
Income (loss) before extraordinary item	37,701	(45,043)	(25,910)	(84,976)	(859,376)
Extraordinary item - gain on debt discharge, net of tax of $343,539 (Note 4)	—	567,193	—	—	—
Net income (loss)	$37,701	$522,150	$(25,910)	$(84,976)	$(859,376)
Income per share
Basic and diluted	$1.51	— (b)	— (b)	— (b)	— (b)
Common shares used to compute income per share:
Basic	25,000	— (b)	— (b)	— (b)	— (b)
Diluted	25,005	— (b)	— (b)	— (b)	— (b)

The accompanying notes are an integral part of the consolidated financial statements.

(a)          Contractual interest expense not recorded during bankruptcy proceedings for the one month ended February 1, 2002, the one month ended December 28, 2001 and the year ended November 30, 2001 was $7,090, $6,320 and $48,235, respectively.

(b)         Net income per share is not presented for these periods, as it is not meaningful because of the revised capital structure of the Successor Company.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

Successor Company

Predecessor Company

	Eleven months ended January 3, 2003	One month ended February 1, 2002	One month ended December 28, 2001	Year ended November 30, 2001	Year ended December 1, 2000
Net income (loss)	$37,701	$522,150	$(25,910)	$(84,976)	$(859,376)
Other comprehensive income (loss),
net of tax:
Foreign currency translation adjustments	9,652	80	482	1,851	(8,575)
Unrealized gains on marketable securities:
Unrealized net holding gains arising during period	—	—	—	474	238
Less: Reclassification adjustment for net gains realized in net income	—	—	—	(861)	(116)
Amounts reclassified to net income in fresh-start reporting	—	20,268	—	—	—
Unrealized loss on foreign exchange contracts	—	—	—	—	(1,589)
Derivatives designated as cash flow hedges:
Cumulative effect of adoption of accounting principle	—	—	—	(1,161)	—
Realized loss on settled or terminated contracts	—	—	—	2,750	—
Minimum pension liability adjustment, net	(603)	—	—	(4,630)	89
Other comprehensive income (loss), net of tax	9,049	20,348	482	(1,577)	(9,953)
Comprehensive income (loss)	$46,750	$542,498	$(25,428)	$(86,553)	$(869,329)

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

(In thousands except per share data)

	Successor Company		Predecessor Company
	January 3, 2003	February 1, 2002	November 30, 2001
	(Fresh-start)
ASSETS

Current assets
Cash and cash equivalents	$171,192	$128,201	$128,315
Accounts receivable, including retentions of $23,546, $33,822 and $45,609	261,925	350,898	406,068
Unbilled receivables	131,043	195,869	197,339
Investments in and advances to construction joint ventures	23,271	46,820	54,723
Deferred income taxes	74,223	104,828	193,346
Assets held for sale	23,543	187,819	154,720
Other	45,897	57,975	68,535
Total current assets	731,094	1,072,410	1,203,046

Investments and other assets

Investments in mining ventures	99,356	68,700	83,792
Goodwill, net of accumulated amortization of $31,965 in 2001	387,254	402,352	176,108
Deferred income taxes	51,219	37,707	463,489
Other	27,210	43,551	42,967
Total investments and other assets	565,039	552,310	766,356

Property and equipment (Note 1)

Construction equipment	124,099	124,341	289,718
Land and improvements	5,950	5,746	5,146
Buildings and improvements	12,377	10,857	23,286
Equipment and fixtures	25,233	17,708	88,702

Total property and equipment	167,659	158,652	406,852
Less accumulated depreciation	(48,428)	—	(235,859)
Property and equipment, net	119,231	158,652	170,993

Total assets	$1,415,364	$1,783,372	$2,140,395

The accompanying notes are an integral part of the consolidated financial statements.

	Successor Company		Predecessor Company
	January 3, 2003	February 1, 2002	November 30, 2001
	(Fresh-start)
LIABILITIES AND STOCKHOLDERS’
EQUITY (DEFICIT)
Current liabilities
Accounts payable and subcontracts payable, including retentions of $19,623, $17,164 and $11,751	$165,618	$227,638	$180,621
Billings in excess of cost and estimated earnings on uncompleted contracts	202,600	365,439	188,511
Accrued salaries, wages and benefits, including compensated absences of $43,580, $42,775 and $9,989	136,214	130,476	70,793
Other accrued liabilities	82,513	130,258	72,405
Liabilities held for sale	8,167	119,361	114,736
Total current liabilities	595,112	973,172	627,066

Non-current liabilities

Long-term debt	—	40,000	—
Self-insurance reserves	69,934	46,536	20,337
Pension and post-retirement benefit obligations	97,453	95,643	39,723
Total non-current liabilities	167,387	182,179	60,060
Liabilities subject to compromise (Note 4)	—	—	1,928,219
Contingencies and commitments

Minority interests

56,115

78,021

76,515

Stockholders’ equity (deficit)

Preferred stock (Predecessor Company), par value $.01, 10,000 shares authorized	—	—	—
Common stock (Predecessor Company), par value $.01, authorized 100,000 shares; issued 54,486 shares	—	—	545
Preferred stock (Successor Company), par value $.01, 10,000 shares authorized	—	—	—
Common stock (Successor Company), par value $.01, authorized 100,000 shares; issued 25,000 shares	250	250	—
Capital in excess of par value	521,103	521,103	250,118
Stock purchase warrants (Predecessor Company)	—	—	6,550
Stock purchase warrants (Successor Company)	28,647	28,647	—
Retained earnings (accumulated deficit)	37,701	—	(764,656)
Treasury stock (Predecessor Company), 2,019 shares, at cost	—	—	(23,192)
Accumulated other comprehensive income (loss)	9,049	—	(20,830)
Total stockholders’ equity (deficit)	596,750	550,000	(551,465)
Total liabilities and stockholders’ equity (deficit)	$1,415,364	$1,783,372	$2,140,395

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

Successor Company

Predecessor Company

	Eleven months ended January 3, 2003	One month ended February 1, 2002	One month ended December 28, 2001	Year ended November 30, 2001	Year ended December 1, 2000
Operating activities
Net income (loss)	$37,701	$522,150	$(25,910)	$(84,976)	$(859,376)
Reorganization items	3,174	36,979	8,148	56,479	—
Adjustments to reconcile net income (loss) to cash provided (used) by operating activities:
Impairment of assets:
Acquired assets	—	—	—	—	747,491
Arbitration claim receivable	—	—	—	—	444,055
Changes to estimates at completion on acquired contracts	—	—	—	—	140,954
Reorganization items:
Cash paid for reorganization items	(19,091)	(20,548)	(11,364)	(40,958)	—
Fresh-start adjustments	—	35,078	—	—	—
Extraordinary item-gain on debt discharge	—	(567,193)	—	—	—
Depreciation of property and equipment	50,742	5,612	5,292	74,397	48,029
Amortization of goodwill	—	—	1,553	14,635	25,206
Amortization of prepaid loan fees	11,091	624	354	20,715	1,776
Normal profit	(27,425)	(3,518)	(4,378)	(87,200)	(50,271)
Deferred income taxes	27,383	(10,109)	(13,282)	(54,087)	(546,401)
Minority interests in net income of consolidated subsidiaries, before income taxes	33,510	2,094	(187)	25,547	15,361
Equity in income of mining ventures less dividends received	(15,717)	(3,109)	(1,058)	530	(7,256)
Self-insurance reserves	20,611	7,921	2,540	(24,667)	5,239
Loss (gain) on sale of assets, net	(5,599)	227	(262)	(6,562)	501
Gain on foreign entity bankruptcies, including cash forfeited of $7,185	—	—	—	(41,729)	—
Other	8,857	(7,635)	(1,990)	(9,834)	(6,866)
Changes in other assets and liabilities (including assets and liabilities held for sale), net of effects of business combinations:
Accounts receivable and unbilled receivables	150,644	41,883	13,994	167,033	134,381
Investments in and advances to construction joint ventures	14,936	4,138	3,765	970	830
Other current assets	15,607	(5,212)	8,301	(31,166)	(10,859)
Accounts payable, accrued salaries, wages and benefits, other accrued liabilities and subcontracts payable	(102,270)	20,027	29,288	21,363	(170,018)
Billings in excess of cost and estimated earnings	(131,291)	(52,821)	(3,587)	(234,574)	92,660
Net cash provided (used) by operating activities	72,863	6,588	11,217	(234,084)	5,436

Investing activities

Property and equipment acquisitions	(22,957)	(3,903)	(1,266)	(37,018)	(48,087)
Property and equipment disposals	19,326	2,339	434	26,178	22,086
Purchases of securities available for sale	—	—	—	(12,224)	(28,523)
Sales and maturities of securities available for sale	—	—	—	51,347	31,700
Purchase of businesses, net of cash acquired of $15,790	—	—	—	—	(160,130)
Purchase of equity investment	—	—	—	(17,500)	—
Sale of business	77,133	—	—	—	—
Net cash provided (used) by investing activities	73,502	(1,564)	(832)	10,783	(182,954)

Financing activities

Proceeds from senior notes, less discount of $2,124	—	—	—	—	297,302
Proceeds from (payments on) senior secured credit facilities	—	(20,000)	—	—	400,000
Proceeds from debtor-in-possession financing	—	—	—	16,000	—
Repayment of debtor-in-possession financing	—	—	—	(16,000)	—
Net proceeds from (payments on) long-term revolving line of credit	—	—	—	(1,294)	(100,000)
Financing and bonding fees	—	(34,749)	—	(16,500)	(28,762)
Net borrowings (repayments) from credit agreement	(40,000)	40,000	—	—	—
Distributions to minority interests, net, including $30,853 related to sale of EMD in eleven months ended January 3, 2003	(63,374)	(227)	(547)	(24,023)	(51,099)
Other financing activities	—	—	—	—	1,035
Net cash provided (used) by financing activities	(103,374)	(14,976)	(547)	(41,817)	518,476
Increase (decrease) in cash and cash equivalents	42,991	(9,952)	9,838	(265,118)	340,958
Cash and cash equivalents at beginning of period	128,201	138,153	128,315	393,433	52,475
Cash and cash equivalents at end of period	$171,192	$128,201	$138,153	$128,315	$393,433

Supplemental disclosure of cash flow information (Note 15)

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

Shares of Common stock

Capital in

Stock

Accumulated other

Period ended	Issued	Treasury	Common stock	excess of par value	purchase warrants	Retained earnings	Treasury stock	comprehensive income (loss)
December 3, 1999	54,359	(2,009)	$544	$248,720	$6,554	$179,696	$(23,124)	$(9,300)
Net loss						(859,376)
Shares issued under stock award plan	127		1	1,169
Stock purchase warrants converted to shares of common stock				31	(4)
Compensation related to stock plans				192
Shares acquired for stock award plan		(10)					(68)
Foreign currency translation adjustments, net								(8,575)
Change in unrealized gain (loss) on securities available for sale, net								122
Unrealized loss on foreign exchange contracts								(1,589)
Minimum pension liability adjustment, net								89
December 1, 2000	54,486	(2,019)	545	250,112	6,550	(679,680)	(23,192)	(19,253)
Net loss						(84,976)
Shares issued under stock award plan				6
Foreign currency translation adjustments, net								1,851
Change in unrealized gain (loss) on securities available for sale, net								(387)
Derivatives designated as cash flow hedges:
Cumulative effect of adoption of accounting principle								(1,161)
Realized loss on settled or terminated contracts								2,750
Minimum pension liability adjustment, net								(4,630)
November 30, 2001	54,486	(2,019)	545	250,118	6,550	(764,656)	(23,192)	(20,830)
Net loss						(25,910)
Foreign currency translation adjustments, net								482
December 28, 2001	54,486	(2,019)	545	250,118	6,550	(790,566)	(23,192)	(20,348)
Net income for month ended February 1, 2002, including extraordinary gain of $567,193						522,150
Foreign currency translation adjustments, net								80
Plan of Reorganization:
Cancel Predecessor common stock	(54,486)	2,019	(545)	(250,118)			23,192
Cancel Predecessor stock purchase warrants					(6,550)
Eliminate Predecessor accumulated
deficit and accumulated
comprehensive income						268,416		20,268
Issue Successor common shares	25,000		250	521,103
Issue Successor stock purchase warrants					28,647
February 1, 2002	25,000	—	250	521,103	28,647	—	—	—
Net income						37,701
Foreign currency translation adjustments, net								9,652
Minimum pension liability adjustment, net								(603)
January 3, 2003	25,000	—	$250	$521,103	$28,647	$37,701	$—	$9,049

The accompanying notes are an integral part of the consolidated financial statements.

WASHINGTON GROUP INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except per share data)

The terms “we,” “us” and “our” as used in this annual report include Washington Group International, Inc. (“Washington Group”) and its consolidated subsidiaries unless otherwise indicated. On May 14, 2001, Washington Group and several but not all of its subsidiaries filed for Chapter 11 bankruptcy protection. On January 25, 2002, we emerged from bankruptcy protection. See Note 4, “Reorganization Case and Fresh-start Reporting.”

1.              SIGNIFICANT ACCOUNTING POLICIES

Business

We were originally incorporated in Delaware on April 28, 1993 under the name Kasler Holding Company. In April 1996, we changed our name to Washington Construction Group, Inc. On September 11, 1996, we purchased Morrison Knudsen Corporation, which we refer to as “Old MK,” and changed our name to Morrison Knudsen Corporation. On September 15, 2000, we changed our name to Washington Group International, Inc.

We are an international provider of a broad range of design, engineering, construction, construction management, facilities and operations management, environmental remediation and mining services to diverse public and private sector clients, including (1) engineering, construction and operations and maintenance services in nuclear and fossil power markets; (2) diverse engineering and construction and construction management services for the highway and bridge, airport and seaport, dam, tunnel, water resource, railway and commercial building markets; (3) engineering, design, procurement, construction and construction management services to industrial companies; (4) contract mining, technical and engineering services for the metals, precious metals, coal, minerals and minerals processes markets; (5) comprehensive nuclear and other environmental and hazardous substance remediation services for governmental and private-sector clients and 6) weapons and chemical demilitarization programs for governmental and private-sector clients. In providing these services, we enter into four basic types of contracts: fixed-price or lump-sum contracts providing for a fixed price for all work to be performed, fixed-unit-price contracts providing for a fixed price for each unit of work to be performed, target-price contracts providing for an agreed upon price whereby we absorb cost escalations to the extent of our expected fee or profit and are reimbursed for costs which continue to escalate beyond our expected fee and cost-type contracts providing for reimbursement of costs plus a fee. Both anticipated income and economic risk are greater under fixed-price and fixed-unit-price contracts than under cost-type contracts. Engineering, construction management and environmental and hazardous substance remediation contracts are typically awarded pursuant to a cost-type contract.

We participate in construction joint ventures, often as sponsor and manager of projects, which are formed for the sole purpose of bidding, negotiating and completing specific projects. We participate in two incorporated mining ventures: Westmoreland Resources, Inc., a coal mining company in Montana, and MIBRAG mbH, a company that operates lignite coal mines and power plants in Germany. We also participate in two incorporated government contracting ventures, collectively the Westinghouse Government Services Group (“WGSG”). Our venture partner is British Nuclear Services, Inc. (“BNFL”). We hold a 60% interest and BNFL holds a 40% interest. On July 7, 2000, we purchased from Raytheon Company (“Raytheon”) and Raytheon Engineers & Constructors International, Inc. (“RECI”) the capital stock of the subsidiaries of RECI and specified other assets of RECI, and we assumed specified liabilities of RECI. The businesses that we purchased, hereinafter called “RE&C,” provide engineering, design, procurement, construction, operation, maintenance and other services on a global basis. See Note 3, “Acquisition.”

Basis of presentation

The consolidated financial statements include the accounts of Washington Group and all of its majority-owned subsidiaries and certain construction joint ventures. Investments in non-consolidated construction joint ventures and mining ventures are accounted for by the equity method. For these non-consolidated construction joint ventures, our proportionate share of revenue, cost of revenue and gross profit (loss) is included in the consolidated statements of operations, and equity in net earnings of our incorporated mining ventures is accounted for using the equity method. Intercompany accounts and transactions have been eliminated.

As of February 1, 2002, we adopted fresh-start reporting pursuant to the guidelines provided by the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. In connection with the adoption of fresh-start reporting, a new entity was created for financial reporting purposes with assets, liabilities and a capital structure having carrying values as of February 1, 2002, and subsequent periods are not comparable to prior periods. In the accompanying financial statements and notes to financial statements, the periods presented through February 1, 2002 have been designated “Predecessor Company,” and the periods ending subsequent to February 1, 2002 have been designated “Successor Company.” The accompanying balance sheet at February 1, 2002 has been designated “Successor Company.” See Note 4, “Reorganization Case and Fresh-start Reporting.”

Effective December 29, 2001, we changed our fiscal year to the 52/53 weeks ending on the Friday closest to December 31. The change in reporting period has not materially affected comparability between the reporting periods presented.

We have presented consolidated statements of operations, comprehensive income (loss) and cash flows for the one month ended December 28, 2001 in our accompanying consolidated financial statements. Unaudited operating results for the one month period ended December 29, 2000 follows:

Total revenue	$292,826
Gross profit (loss)	(5,301)
Operating loss	(12,155)
Interest expense	(6,304)
Income tax benefit	5,465
Net loss	(14,521)

Revenue recognition

Revenue is generally recognized on the “percentage-of-completion” method for construction-type contracts, and as work is performed and award and other fees are earned for cost-type and operation and maintenance-type contracts. There are various means of determining revenue under the percentage-of-completion method. Most of our fixed-price and target-price contracts use a cost-to-cost approach, where revenue is earned in proportion to costs incurred divided by total expected costs to be incurred. However, if a project includes significant materials or equipment costs, we require that the percentage-of-completion method be based on labor hours, labor dollars or some other appropriate approximation of physical completion rather than on a strict percentage of costs incurred. For certain long-term contracts involving mining and environmental and hazardous substance remediation, completion is measured on estimated physical completion or units of production.

Revenue recognition on certain fixed-price and target-price construction contracts begins when progress is sufficient to estimate the probable outcome. We generally do not recognize any profit on fixed-price or target-price contracts until the project is at least 20% complete.

We have a number of contracts and subcontracts with various agencies of the U.S. government that extend beyond one year and for which government funding has not yet been approved. All contracts with agencies of the U.S. government and some commercial and foreign contracts are subject to unilateral termination at the option of the customer. In the event of a termination, we would not receive projected revenues associated with the terminated portion of such contracts.

With respect to award fees associated with U.S. government contracts, we recognize only an estimated award fee based on historical performance until the client has confirmed the final award fee. Performance-based incentive fees are recognized when actually awarded by the client.

Revenue recognition for construction and engineering contracts also depends on whether the contract or project is determined to be an “at risk” or an “agency” relationship between the client and us. Determination of the relationship is based on characteristics of the contract or the relationship with the client. For “at risk” relationships, the gross revenue and the costs of materials, services, payroll, benefits, non-income tax and other costs are recognized in the income statement. For “agency” relationships, where we act as an agent for our client, only fee revenue is recognized, meaning that direct project costs and the related reimbursement from the client are netted.

The use of the percentage-of-completion method for revenue recognition requires that estimates of progress towards completion must be developed to determine the amount of revenue and profit to recognize. Under the percentage-of-completion method, profit margins to be recognized are dependent upon the accuracy of a variety of estimates, including engineering progress, materials quantities, achievement of milestones and other incentives, penalty provisions, labor productivity, cost estimates and others. Such estimates are dependent upon various judgments we make with respect to those factors, and some are difficult to accurately determine until the project is significantly underway. We recognize adjustments to profitability on contracts utilizing the percentage-of-completion method on a cumulative basis, when such adjustments are identified.

We have a history of making reasonably dependable estimates of the extent of progress towards completion, contract revenue and contract completion costs on our long-term engineering and construction contracts. However, due to uncertainties inherent in the estimation process, it is possible that actual completion costs may vary from estimates.

Provisions for estimated losses on uncompleted contracts

Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are identified. The cumulative effect of revisions to contract revenue and estimated completion costs, including incentive awards, penalties, change orders, claims and anticipated losses, is recorded in the accounting period in which the amounts are known and can be reasonably estimated. Such revisions could occur at any time, and the effects could be material. The effects of other changes to estimated contract profit or loss are recognized in the period in which such revisions are identified. They can include such items as the effects of change orders and claims (see also “Change orders and claims” in this section), warranty claims, liquidated damages or other contractual penalties, adjustments for audit findings on U.S. government contracts and contract close-out settlements. Should such items result in reductions to or elimination of previously reported profits, they would be recognized by a charge against current period earnings. Such adjustments could be significant.

Change orders and claims

Change orders and claims are common on construction contracts when changes occur once contract performance is underway. These changes are to be documented and terms agreed with the client before the work is performed. Also, costs may be incurred in addition to amounts originally estimated under the assumption that the customer will agree to pay for such additional costs. Change orders are included on total estimated contract revenue when it is probable that the change order will result in a bona fide addition to contract value and can be reliably estimated. If it is probable that the change order will result in the contract price exceeding the related costs incurred and that the excess over cost can be reliably estimated, and if realization is assured beyond a reasonable doubt, the original contract price is adjusted to the probable revised contract amount as the costs are recognized. Claims are included on total estimated contract revenue, only to the extent that contract costs related to the claim have been incurred, when it is probable that the claim will result in a bona fide addition to contract value and can be reliably estimated. No profit is recognized on claims until final settlement occurs. This can lead to a situation where losses are recognized when costs are incurred before client agreement is obtained and subsequent income is recognized when signed agreements are negotiated.

Normal profit

Normal profit is an accounting concept that results from the requirement that an acquiring company record all contracts of an acquiree that are in-process at the date of acquisition, including construction contracts, at fair value. As such, an asset for favorable contracts or a liability for unfavorable contracts is recorded in purchase accounting. These assets or liabilities are then reduced based on revenues recorded over the remaining contract lives, effectively resulting in the recognition of a reasonable or normal profit margin on contract activity performed subsequent to the acquisition. Because of the acquisition of RE&C and the below market profit status of many of the significant acquired contracts, we recorded significant liabilities in purchase accounting. The reduction of these liabilities has a significant impact on our recorded net income, but has no impact on our cash flows.

Use of estimates

The preparation of our consolidated financial statements in conformity with generally accepted accounting principles necessarily requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenue and costs during the reporting periods. Actual results could differ from those estimates. On an ongoing basis, we review our estimates based on information that is currently available. Changes in facts and circumstances may result in revised estimates.

Classification of current assets and liabilities

We include in current assets and liabilities amounts realizable and payable under contracts that extend beyond one year. Accounts receivable at January 3, 2003, February 1, 2002 and November 30, 2001 included approximately $3,189, $29,130 and $27,496, respectively, of contract retentions, which are not expected to be collected within one year. At January 3, 2003, February 1, 2002 and November 30, 2001, accounts receivable included $14,101, $18,989 and $18,974, respectively, of short-term marketable securities jointly held with customers as contract retentions, the market value of which approximated the carrying amounts. We recognize interest income from marketable securities as earned. Advances from customers are non-interest bearing. Subcontracts payable, billings in excess of costs and estimated earnings on uncompleted contracts and estimated costs to complete long-term contracts each contain amounts that, depending on contract performance, resolution of U.S. government contract audits, negotiations, change orders, claims or changes in facts and circumstances, may not require payment within one year.

Cash and cash equivalents

Cash and cash equivalents consist of liquid securities with remaining maturities of three months or less at the date of acquisition that are readily convertible into known amounts of cash. At January 3, 2003 cash and cash equivalents included amounts totaling $90,791 that were restricted for use on the normal operations of our consolidated construction joint ventures, by projects having contractual cash restrictions and by our self-insurance programs. The comparable amounts at February 1, 2002 and November 30, 2001 were $87,495 and $57,672, respectively.

Unbilled receivables

Unbilled receivables represent costs incurred under contracts in process that have not yet been invoiced to customers and arise from the use of the percentage-of-completion method of accounting, cost reimbursement-type contracts and the timing of billings. Substantially all unbilled receivables at January 3, 2003 are expected to be billed and collected within one year.

Credit risk concentration

By policy, we limit the amount of credit exposure to any one financial institution and place investments with financial institutions evaluated as highly creditworthy. Concentrations of credit risk with respect to accounts receivable and unbilled receivables are believed to be limited due to the number, diversification and character of the obligors and our credit evaluation process. Typically, we have not required collateral for such obligations, but we may place liens against property, plant or equipment constructed if a default occurs. Historically, we have not incurred any material credit-related losses.

Goodwill

Goodwill is now subject to annual impairment tests, rather than being amortized as in periods previous to 2002, as promulgated under the Financial Accounting Standards Board (“FASB”) issued Statement No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). See Note 2, “Accounting Standards.” Effective February 1, 2002, in conjunction with fresh-start reporting, we used the purchase method of accounting to allocate our reorganization values to our net assets, with the excess recorded as goodwill on the basis of estimate of fair value. See Note 4, “Reorganization Case and Fresh-start Reporting.” For income tax purposes, we have tax deductible goodwill in excess of financial statement goodwill. As goodwill is deducted for income tax purposes, substantially all the resulting tax benefit reduces financial statement goodwill. We, therefore, expect our carrying value of goodwill to decline in the future.

Property and equipment

Property and equipment is stated at cost as of November 30, 2001 and estimated fair value as of February 1, 2002. Subsequent major renewals and improvements are capitalized at cost, while maintenance and repairs are expensed when incurred. Depreciation of construction equipment is provided based on the straight-line and accelerated methods, after an allowance for estimated salvage value, over estimated lives of 2 to 10 years. Depreciation of buildings is provided based on the straight-line method over estimated lives of 10 to 40 years, and improvements are amortized over the shorter of the asset life or lease term. Depreciation of equipment is provided based on the straight-line method over estimated lives of 3 to 12 years. Upon disposition, cost and related accumulated depreciation of property and equipment are removed from the accounts, and the gain or loss is reflected in results of operations.

Billings in excess of cost and estimated earnings on uncompleted contracts

Billings in excess of cost and estimated earnings on uncompleted contracts represent amounts actually billed to clients, and perhaps collected, in excess of costs and profits incurred on the project and, as such, is reflected as a liability. Also, in specified business segments, we are sometimes able to negotiate substantial advance payments as a contract condition. These advance payments are reflected in billings in excess of cost and estimated earnings on uncompleted contracts. Provisions for losses on contracts, reclamation reserves on mining contracts and reserves for punch-list costs, demobilization and warranty costs on contracts that have achieved substantial completion and reserves for audit and contract closing adjustments on U.S. government contracts are also included in billings in excess of cost and estimated earnings on uncompleted contracts.

Self-insurance reserves

Self-insurance reserves represent reserves established through a program under which we determine the extent to which we self-insure certain business risks. We carry substantial premium-paid, traditional insurance for our various business risks; however, we do self-insure the lower level deductibles for workers’ compensation and general, automobile and professional liability. Most of this self-insurance is handled through Broadway Insurance Company, a wholly-owned captive Bermuda insurance subsidiary. As such, we carry self-insurance reserves on our balance sheet that are reviewed annually by an independent actuary. The current portion of the self-insurance reserves is included in other accrued liabilities.

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

Income per share

Basic income per share is calculated on the weighted-average number of outstanding common shares during the applicable period. Diluted income per share is based on the weighted-average number of outstanding common shares plus the weighted-average number of potential outstanding common shares. Income per share is computed separately for each period presented.

For the eleven months ended January 3, 2003, all outstanding stock purchase warrants and substantially all outstanding stock options were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the warrants, and, therefore, the effect would be antidilutive.

Our emergence from bankruptcy in January 2002 resulted in the cancellation of all of our then outstanding capital stock, stock options and stock purchase warrants and the issuance of new shares of capital stock, stock purchase warrants and stock options. As such, we believe the presentation of income (loss) per share for these canceled instruments is not meaningful. For a detailed discussion of our bankruptcy proceedings and emergence from bankruptcy protection, see Note 4, “Reorganization Case and Fresh-start Reporting.”

Stock-based compensation

We have used the intrinsic value method to account for stock-based employee compensation under the recognition and measurement principles of Accounting Principles Bulletin (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations for all periods presented. Our stock-based employee compensation plans are described in Note 17, “Capital Stock, Stock Purchase Warrants and Stock Compensation Plan.” The following table illustrates the pro forma effect on net income (loss) and income per share if we had applied the fair value recognition provisions of the FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), to stock-based employee compensation.

Successor Company

Predecessor Company

	Eleven months ended January 3, 2003	One month ended February 1, 2002	One month ended December 28, 2001	Year ended November 30, 2001	Year ended December 1, 2000
Net income (loss) before extraordinary item	$37,701	$(45,043)	$(25,910)	$(84,976)	$(859,376)
As reported
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards (1)	(25,888)	10,995	(472)	(6,750)	(9,941)
Add: Compensation cost using intrinsic value method	—	—	—	4	192
Tax effects	10,104	(4,291)	184	2,624	3,792
Pro forma net income (loss) before extraordinary item	$21,917	$(38,339)	$(26,198)	$(89,098)	$(865,333)
Net income per share (2)
As reported - basic and diluted	$1.51	—	—	—	—
Pro forma - basic and diluted	.88	—	—	—	—

Net income (loss)	$37,701	$522,150	$(25,910)	$(84,976)	$(859,376)
As reported
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards (1)	(25,888)	10,995	(472)	(6,750)	(9,941)
Add: Compensation cost using intrinsic value method	—	—	—	4	192
Tax effects	10,104	(4,291)	184	2,624	3,792
Pro forma net income (loss)	$21,917	$528,854	$(26,198)	$(89,098)	$(865,333)
Net income per share (2)
As reported - basic and diluted	$1.51	—	—	—	—
Pro forma - basic and diluted	.88	—	—	—	—

(1)          We present pro forma compensation cost as if all stock options granted are expected to vest, with pro forma recognition of actual forfeitures as they occur. Our emergence from bankruptcy in January 2002 and the resulting cancellation of all of our stock options therefore gave rise to compensation income on a pro forma basis for the one month ended February 1, 2002. Upon emergence from bankruptcy, we granted options that immediately vested. Due to this vesting, a significant portion of the total pro forma compensation cost associated with these options is presented on a pro forma basis during the eleven months ended January 3, 2003.

(2)          Net income per share is not presented for the Predecessor Company periods, as it is not meaningful because of the revised capital structure of the Successor Company.

See Note 17, “Capital Stock, Stock Purchase Warrants and Stock Compensation Plan” for a discussion of the assumptions used for the table above.

Reclassifications

Certain reclassifications have been made to prior year financial statements to conform to the current year presentation.

2.     ACCOUNTING STANDARDS

Adoption of accounting standards

In June 2001, the FASB issued Statement No. 141, Business Combinations (“SFAS No. 141”), and SFAS No. 142. SFAS No. 141, which is effective for acquisitions initiated after June 30, 2001, prohibits the use of the pooling-of-interests method for business combinations and establishes the accounting and financial reporting requirements for business combinations accounted for by the purchase method. Adoption of this statement had no effect on our financial statements. SFAS No. 142 requires that an intangible asset that was or is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill shall not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. SFAS No. 142 became effective for us for our fiscal year beginning December 29, 2001. The adoption of this statement did not have a significant impact on the financial statements due to our adoption of fresh-start reporting on February 1, 2002. See Note 4, “Reorganization Case and Fresh-start Reporting.” During our application of fresh-start reporting, we revalued all of our assets and liabilities to fair value on that date. At the date we adopted this statement (December 29, 2001), the net book value of goodwill was $174,909 (not including amounts included in assets held for sale).

SFAS No. 142 provides that prior year’s results should not be restated. The following table presents our comparative operating results for the respective periods reflecting the exclusion of goodwill amortization expense.

Successor Company

Predecessor Company

	Eleven months ended January 3, 2003	One month ended February 1, 2002	One month ended December 28, 2001	Year ended November 30, 2001	Year ended December 1, 2000
Reported income (loss) before extraordinary item	$37,701	$(45,043)	$(25,910)	$(84,976)	$(859,376)
Goodwill amortization, net of tax	—	—	962	9,097	15,904
Minority interest	—	—	(278)	(3,333)	(3,452)
Income (loss) before extraordinary item as adjusted	$37,701	$(45,043)	$(25,226)	$(79,212)	$(846,924)

Reported net income (loss)	$37,701	$522,150	$(25,910)	$(84,976)	$(859,376)
Goodwill amortization, net of tax	—	—	962	9,097	15,904
Minority interest	—	—	(278)	(3,333)	(3,452)
Net income (loss) as adjusted	$37,701	$522,150	$(25,226)	$(79,212)	$(846,924)

In July 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”). Upon emergence from bankruptcy, we were required to early adopt SFAS No. 143 on February 1, 2002. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of this statement did not have a significant impact on our financial statements.

In August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). SFAS No. 144, which replaces SFAS No. 121 and APB No. 30, became effective for us on February 1, 2002. This statement retains the requirements to (1) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (2) measure an impairment loss as the difference between the carrying amount and fair value of the asset. This statement removes goodwill from its scope, eliminating the requirement to allocate goodwill to long-lived assets to be tested for impairment. SFAS No. 144 also requires that a long-lived asset to be abandoned, exchanged for a similar productive asset or distributed to owners in a spin-off be considered held and used until it is disposed of. The accounting model for long-lived assets to be disposed of by sale must be used for all long-lived assets, whether previously held and used or newly acquired. Discontinued operations are no longer measured on a net realizable value basis, and future operating losses are no longer recognized before they occur. SFAS No. 144 also broadens the presentation of discontinued operations in the income statement to include a component of an entity (rather than a segment of a business). A component of an entity is comprised of operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the remainder of that entity. The adoption of this statement did not have a significant effect on our operating results.

In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3. The adoption of SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a significant impact on our results of operations or financial position; however, it will change the way we account for future exit or disposal activity.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Recission of FASB Interpretation No. 34 (“FIN 45”). FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies, relating to a guarantor’s accounting for, and disclosure of, the issuance of specified types of guarantees. FIN 45 requires that upon issuance of a guarantee, the entity (i.e., the guarantor) must recognize a liability for the fair value of the obligation it assumes under that guarantee. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002. FIN 45’s provisions for initial recognition and measurement must be applied on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year end. The guarantor’s previous accounting for guarantees that were issued before the date of FIN 45’s initial application may not be revised or restated to reflect the effect of the recognition and measurement provisions of FIN 45. We have guarantees that are subject to the disclosure provisions of FIN 45. See Note 14, “Contingencies and Commitments.” The adoption of the prospective recognition and measurement aspects of FIN 45 is not expected to have a significant effect on our financial position and results of operations.

In January 2003, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (“SFAS No. 148”). SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 became effective for us in the fourth quarter of 2002. We did not elect to change to the fair value based method of accounting for stock-based employee compensation. Therefore, adoption of SFAS No. 148 only impacts our disclosures, not our financial results.

Recently issued accounting standards

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or in which equity investors do not bear the residual economic risks. The interpretation applies to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that was acquired before February 1, 2003. We have determined that it is not reasonably possible that we will be required to consolidate or disclose information about a variable interest entity upon the effective date of FIN 46.

3.     ACQUISITION

The following discussion describes our acquisition of Raytheon Engineers & Constructors in 2000 and the resulting issues and events, including the purchase price adjustment process, the purchase price allocation, establishment of normal profit reserves, our severe near-term liquidity problems and filing for protection under Chapter 11 of the U.S. Bankruptcy Code, and impairment of assets and other charges related to the acquisition. These issues and events primarily pertain to our 2000 and 2001 financial statements.

On July 7, 2000, pursuant to a stock purchase agreement dated April 14, 2000 (the “Stock Purchase Agreement”), we purchased from Raytheon and RECI (collectively with Raytheon, the “Sellers”) RE&C, which provides engineering, design, procurement, construction, operation, maintenance and other services on a global basis. We financed the acquisition by obtaining new senior secured facilities (the “RE&C Financing Facilities”) and issuing senior unsecured notes due July 1, 2010 (the “Senior Unsecured Notes”). See Note 9, “Credit Facilities” for a more detailed description of the RE&C Financing Facilities and the Senior Unsecured Notes.

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

The Stock Purchase Agreement provided that the Sellers would retain all non-restricted cash and cash equivalents held by RE&C at the close of business on April 30, 2000 (“Cut-Off Date Cash Balances”). At closing, for purposes of administrative convenience, RE&C kept all cash held by it ($15,790), and we paid the Sellers an additional $30,800 for the cash balances on April 30, 2000. That amount was subject to post-closing verification by us and adjustment in the event it was not equal to the Cut-Off Date Cash Balances held by RE&C. We subsequently verified the amount and no adjustment was required. In total, we paid net cash of $160,130 for the RE&C acquisition.

RECI retained, among other assets, all of its interest in and rights with respect to some of the existing contracts. In addition, the Stock Purchase Agreement provided that the contracts related to four specified construction projects would be transferred to RECI, and RE&C would enter into subcontracts to perform, on a cost-reimbursed basis, all of RECI’s obligations under the contracts.  Because the customer consents required to transfer the four contracts to RECI could not be obtained as of closing, we agreed to remain the contract party and continued to be directly obligated to the customers and other third parties under the contracts relating to the four projects. Accordingly, we and the Sellers agreed that the Sellers would provide us with full indemnification with respect to any risks associated with those contracts, which arrangement accomplished the original intent of the Stock Purchase Agreement. Under the Stock Purchase Agreement, we agreed that we would complete the four specified projects for the Sellers’ account and the Sellers agreed to reimburse our costs to do so and to share equally with us any positive variance between actual costs and estimated costs. The Sellers also agreed to indemnify us against any losses, claims or liabilities under the contracts relating to such projects, except losses, claims or liabilities resulting from our gross negligence or willful misconduct, against which we would indemnify the Sellers.

The Stock Purchase Agreement did not contain a fixed purchase price at closing for the transaction, but rather, as noted above, provided that the purchase price would be adjusted post-closing upward or downward based on the effect of a formula that would be applied to an audited RE&C April 30, 2000 balance sheet to be prepared by the Sellers and audited by the Sellers’ independent accountants. After closing, we extended the delivery date for the final audited RE&C balance sheet for April 30, 2000 to January 14, 2001.

As part of the acquisition of RE&C, we undertook a comprehensive review of existing contracts that we acquired for the purpose of making a preliminary allocation of the acquisition price to the net assets acquired. As part of this review, we evaluated, among other matters, RECI’s estimates of the costs at completion of the long-term contracts that were underway as of July 7, 2000 (“Acquisition Date EAC’s”). During this process, information came to our attention that raised questions as to whether the Acquisition Date EAC’s needed to be adjusted significantly. Our review process involved the analysis of an extensive amount of supporting data, including analysis of numerous, large construction projects in various stages of completion. Based on the information available at the time of the review, the preliminary results of this review indicated that the Acquisition Date EAC’s of numerous long-term contracts required substantial adjustment. The adjustments resulted in contract losses or lower than market rate margins. As a result, in our report on Form 10-Q for the quarter ended September 1, 2000, we significantly decreased the carrying value of the net assets acquired and increased the goodwill associated with the transaction. Because many of the contracts we acquired contained either unrecorded losses or lower than market profits, these contracts were adjusted to their estimated fair value at the July 7, 2000 acquisition date in order to allow for a reasonable profit margin for completing the contracts, and a gross margin or normal profit reserve of $233,135 was established and recorded in billings in excess of cost and estimated earnings on uncompleted contracts.

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

The normal profit reserve has been reduced as work has been performed on the affected projects. The reduction results in reductions to cost of revenue and corresponding increases in gross profit, but has no effect on cash. The establishment of and decreases in cost of revenue for the periods indicated are as follows:

Normal profit reserve

July 7, 2000 balance	$233,135
Cost of revenue (decrease)	(50,271)
December 1, 2000 balance	182,864
Adjustments on reformed and rejected contracts (see below)	(53,376)
Cost of revenue (decrease)	(87,200)
November 30, 2001 balance	42,288
Cost of revenue (decrease)	(4,378)
December 28, 2001 balance	37,910
Increase from fresh-start reporting	9,101
Cost of revenue (decrease)	(3,518)
February 1, 2002 balance	43,493
Cost of revenue (decrease)	(27,425)
January 3, 2003 balance	$16,068

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

During the spring of 2000, in connection with the acquisition of RE&C, we received from the Sellers audited RECI financial statements at December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999 and unaudited RECI financial statements as of and for the three months ended April 2, 2000 and April 4, 1999. In accordance with federal securities law disclosure requirements, on July 13, 2000, we filed those audited and unaudited financial statements and our related unaudited pro forma condensed combined financial statements as of and for the year ended December 3, 1999 and for the quarter ended March 3, 2000 in a current report on Form 8-K. Subsequently, in our current report on Form 8-K filed March 8, 2001, we advised that, for the reasons stated in such report, the foregoing audited and unaudited financial statements of RECI and our related unaudited pro forma condensed combined financial statements, which were derived therefrom, no longer should be relied upon.

On March 2, 2001 we announced that we faced severe near-term liquidity problems as a result of our acquisition of RE&C. On March 9, 2001, because of those liquidity problems, we suspended work on two large construction projects located in Massachusetts that were part of the acquisition. The Sellers had provided the customer with parent performance guarantees on those two contracts, and the guarantees remained in effect after closing. Those performance guarantees required the Sellers to complete the work on the contracts in the event RE&C (owned by us as of July 7, 2000) did not complete them. The contracts were fixed-price in nature, and our review of cost estimates indicated that there were substantial unrecognized future costs in excess of future contract revenues that were not reflected in RECI’s Acquisition Date EAC’s.

Upon our suspension of work, the Sellers undertook performance of those contracts pursuant to the outstanding performance guarantees. We, however, were obligated under the Stock Purchase Agreement to indemnify the Sellers for losses they incurred under those guarantees. The Sellers also assumed obligations under other contracts, primarily in the RE&C power generation construction business unit, which resulted in significant additional indemnification obligations by us to the Sellers. As a result of costs they incurred to perform under the parent guarantees, the Sellers filed a claim against us in the bankruptcy process for approximately $940,000. As further discussed below, this claim was ultimately settled without payment to the Sellers in connection with our emergence from bankruptcy protection. See Note 4, “Reorganization Case and Fresh-start Reporting.” Until such settlement, we retained all liabilities related to the contracts, including normal profit reserves, on our balance sheet as accrued liabilities included in liabilities subject to compromise.

On May 14, 2001, because of the severe near-term liquidity problems resulting from our acquisition of RE&C, we filed for protection under Chapter 11 of the U.S. Bankruptcy Code. At various times between May 14, 2001 and November 20, 2001, we “rejected” numerous contracts (construction contracts, leases and others), as that term is used in the legal sense in bankruptcy law. Included in these rejections were numerous contracts that we acquired from the Sellers. On August 27, 2001, we also rejected the Stock Purchase Agreement.

On December 21, 2001, the bankruptcy court entered an order confirming the Second Amended Joint Plan of Reorganization of Washington Group International, Inc., et al., as modified (the “Plan of Reorganization”). The Plan of Reorganization became effective and we emerged from bankruptcy protection on January 25, 2002 (the “Effective Date”).

During the pendency of the bankruptcy, we continued to negotiate with the Sellers a settlement of our outstanding litigation with respect to the RE&C acquisition. As a result of those negotiations, we reached a settlement regarding all issues and disputes between the parties, which settlement was incorporated into our Plan of Reorganization (the “Raytheon Settlement”).

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

While this settlement eliminated our ability to continue to seek to collect our arbitration claim, it was necessary because the Sellers’ large unsecured claims in the bankruptcy were substantially impeding our Plan of Reorganization process. Without this settlement, a successful emergence from Chapter 11 would have been delayed or impossible.

We have made adjustments to the preliminary purchase price allocation of the RE&C acquisition price to the net assets acquired that was included in the unaudited quarterly information at September 1, 2000, including the following, as a result of completing our review:

•                  We have made adjustments for amounts that were recorded as part of and subsequent to the initial preliminary purchase price allocation. These adjustments were made as a result of additional information we obtained that supported that some of the July 7, 2000 balances were materially misstated based on generally accepted accounting principles and were, therefore, included in our purchase price adjustment arbitration claim against the Sellers. In the lawsuits and purchase price adjustment arbitration claim referred to above, we asserted that the Sellers should have recorded these as adjustments in the RE&C financial statements prior to the acquisition. The adjustments primarily relate to provisions for anticipated losses on fixed-price contracts that were not recorded in the RE&C financial statements prior to the acquisition. We recorded these amounts as a $444,055 arbitration claim receivable from the Sellers. However, as noted above, under the terms of the Raytheon Settlement, we subsequently agreed to dismiss all litigation against the Sellers related to the acquisition and to discontinue the purchase price adjustment and binding arbitration process. Therefore, we wrote off the receivable from the Sellers as an asset impairment during 2000.

•                  We also have made adjustments for items that were identified subsequent to the initial purchase price allocation that we believe were additional misstatements, based on additional information we obtained, but that were not included in the arbitration claim. Cost of revenue included adjustments to estimates at completion on contracts and increases in self-insurance reserves. The impairment of assets was primarily unrecoverable accounts receivable. These amounts totaled $144,481 and were charged to operations in the three months ended December 1, 2000 as follows:

Cost of revenue	$(140,954)
Impairment of assets	(4,685)
Other	1,158
Total	$(144,481)

Because we cannot determine the final impact of the matters discussed above on the pre-acquisition RE&C financial statements or the pro forma adjustments that would be appropriate for the year ended December 1, 2000, unaudited pro forma consolidated results of operations set forth as if the acquisition of RE&C had taken place on December 4, 1999 have not been presented.

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

Of the 23 major RE&C projects that had significant contract adjustments discussed above, 14 are now complete, 4 are still in process and 5 were eliminated in the insolvency proceedings of Washington International B.V. See Note 4, “Reorganization Case and Fresh-start Reporting - Washington International B.V.” The remaining contracts in process are continuing and are expected to be completed in 2003.

As a result of the foregoing events, and the substantial negative cash flows of RE&C, we analyzed for impairment the assets acquired in the acquisition of RE&C, including goodwill. Based upon the results of our analysis, we have taken a charge against income during 2000 for the following impairments of acquired assets:

Goodwill, net of accumulated amortization of $8,727	$671,483
Indemnification amounts receivable from the Sellers under the Stock Purchase Agreement:
Billed and unbilled receivables on closed contracts	46,562
Partial indemnification of loss on government contract	25,115
Reimbursement for restructuring costs	3,026
Reimbursement of legal fees	1,305
Impairment of assets	$747,491

As a result of the acquisition, we incurred significant costs associated with the integration and merger of the two companies. They consisted primarily of incremental costs for legal, accounting, consulting and other fees, including business consulting, promotion and systems integration. For the years ended November 30, 2001 and December 1, 2000, those costs were $18,858 and $15,302, respectively.

4.  REORGANIZATION CASE AND FRESH-START REPORTING

Reorganization case

On May 14, 2001, because of severe near-term liquidity issues Washington Group and several, but not all, of its direct and indirect wholly-owned domestic subsidiaries (the “Debtors”) filed voluntary petitions to reorganize under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Nevada. The various individual bankruptcy cases were administered jointly.

Under Chapter 11, certain claims against a debtor in existence prior to the filing of a petition for relief under the federal bankruptcy laws (“Pre-petition Claims”) are stayed while the debtor continues business operations as a debtor-in-possession. Each of our Debtors in this case continued to operate its business and manage its property as a debtor-in-possession during the pendency of the case. Subsequent to the filing date, additional Pre-petition Claims resulted from the rejection of executory contracts, including leases, and from the resolution of claims for contingencies and other disputed amounts. The Pre-petition Claims are reflected in balance sheets as of dates between May 14, 2001 and February 1, 2002 as “liabilities subject to compromise.” Secured claims, primarily representing liens on the Debtors’ assets related to the RE&C Financing Facilities, were also stayed during the pendency of the bankruptcy.

The Debtors received approval from the bankruptcy court under first-day orders to pay and did pay specified pre-petition obligations, including employee wages and benefits, foreign vendors, tax obligations and critical vendor obligations.

Our ability to continue as a going-concern during the pendency of the bankruptcy was dependent upon obtaining sufficient debtor-in-possession financing in order to continue operations while in bankruptcy, the confirmation of a plan of reorganization by the bankruptcy court, and resolution of disputes between the Sellers and us. See Note 3, “Acquisition” for a description of these disputes.

As of May 14, 2001, we obtained a Secured Super-Priority Debtor-in-Possession Revolving Credit Facility (the “DIP Facility”) with a commitment of $195,000 that was available to provide both ongoing funding and to support letters of credit. On June 5, 2001, the DIP Facility lenders approved an increase in the total commitment from $195,000 to $220,000. See Note 9, “Credit Facilities - DIP Facility.” The DIP Facility was available and utilized as needed throughout the pendency of the bankruptcy, had no outstanding balance at November 30, 2001 and was replaced by a secured $350,000 30-month revolving credit facility (the “Senior Secured Revolving Credit Facility” or the “Credit Facility”) entered into on January 25, 2002. For a detailed discussion of the Senior Secured Revolving Facility, see Note 9, “Credit Facilities - Senior Secured Revolving Credit Facility.”

During the pendency of the bankruptcy, we continued to negotiate with the Sellers a settlement of our outstanding litigation with respect to the RE&C acquisition. As a result of those negotiations, we entered into the Raytheon Settlement. See Note 3, “Acquisition.”

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

•                  $570,000 of secured debt under the RE&C Financing Facilities was exchanged for $20,000 in cash and 20,000 shares of the new common stock of reorganized Washington Group (“New Common Stock”) as discussed further below. See Note 9, “Credit Facilities.”

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

•                  Each holder of unsecured claims at or under $5 (five thousand dollars) is to receive cash in an amount equal to its total unsecured claim (“Convenience Class Payments”).

•                  Accounts payable and subcontracts payable that were not related to cure payments or Convenience Class Payments were discharged.

•                  The holders of $300,000 of Senior Unsecured Notes and all other unsecured creditors were to receive a pro rata share of 5,000 shares of the New Common Stock and a pro rata share of 8,520 fully vested stock warrants to purchase additional shares of New Common Stock. The stock warrants expire if unexercised four years after the Effective Date. A reorganization plan committee has been established to evaluate and resolve objections to disputed claims of unsecured creditors and to determine each unsecured creditor’s pro rata share of shares and warrants. The warrants consist of three tranches as follows:

	Number of shares	Strike price per share
Tranche A	3,086	$28.50
Tranche B	3,527	$31.74
Tranche C	1,907	$33.51

•                  Specified members of management and designated employees were granted stock options pursuant to a management option plan. The management option plan provided for nonqualified stock option grants as of the Effective Date totaling 1,389 aggregate shares of the New Common Stock with a term of 10 years and a strike price of $24.00 per share. In addition, another 1,389 shares of the New Common Stock may be granted after the Effective Date at strike prices to be established by our board of directors.

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

	Number of shares	Strike price per share
Tranche A	1,389	$24.00
Tranche B	882	$31.74
Tranche C	953	$33.51

•                  We adopted fresh-start reporting as of February 1, 2002 as discussed below.

•                  We filed an amended and restated certificate of incorporation and adopted amended and restated bylaws and established a new board of directors.

On January 25, 2002, we entered into the Senior Secured Revolving Credit Facility to fund our working capital requirements. See Note 9, “Credit Facilities.”

Washington International B.V.

As a result of our filing for protection under Chapter 11 of the U.S. Bankruptcy Code, the board of directors of Washington International B.V., one of our wholly-owned subsidiaries located in The Hague, the Netherlands, (“BV”), determined that BV would have insufficient funds to continue operations in the same manner as it had prior to our bankruptcy filing. The determination was made based on the existing financial condition of BV and the fact that our DIP Facility contained terms that prohibited the additional commitment of our resources for BV operations.

On May 21, 2001, the BV board of directors directed management to consider strategic restructuring alternatives including the filing of a petition for suspension of payment under Dutch law. On May 29, 2001, the suspension of payment was granted and a trustee was appointed pursuant to Dutch law. Under the joint management of the trustee and the BV management, all payments to third parties were temporarily postponed while the trustee and management attempted to pursue strategic alternatives, including the sale of the business to various potentially interested parties. From the date of the trustee’s appointment through June 21, 2001, the trustee and management gathered facts and attempted to sell the business to several interested parties.

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

During 2001, as a result of the insolvency and liquidation of BV, we wrote off $30,652 of assets, $64,517 of liabilities and $1,904 of foreign currency translation losses, resulting in a net gain of $31,961 from the discharge of liabilities, which is included in reorganization items.

Washington International, LLC

Washington International, LLC, a Delaware limited liability company and wholly-owned subsidiary of Washington International Holding Limited, a United Kingdom wholly-owned subsidiary of Washington Group, filed for protection under the U.S. Bankruptcy Code in connection with our Chapter 11 filing. Washington International Holding Limited did not file for bankruptcy protection and, therefore, was not a debtor in our bankruptcy proceedings in the United States. Washington International, LLC conducted business primarily in the United Kingdom. On December 5, 2001, Washington E&C Limited, also a United Kingdom wholly-owned subsidiary of Washington International Holding Limited, purchased specified contracts, constituting the ongoing business of Washington International, LLC, for $250. At that time, Washington International, LLC ceased conducting business and on February 20, 2002, a “Winding Up” order was made under the insolvency laws of England and Wales against Washington International, LLC. Washington International, LLC is now under the control of a liquidator pursuant to the insolvency laws of England and Wales, and we no longer have any control over its activities. Once the winding up process is complete, Washington International, LLC will be dissolved and will cease to exist. Creditors of Washington International, LLC will not receive any shares of the New Common Stock or stock warrants to be distributed to the unsecured creditors of the Debtors.

Upon adoption of liquidation basis accounting in 2001, Washington International, LLC had assets of $9,208, liabilities of $12,155 and $364 of foreign currency translation losses, resulting in a net gain of $2,583, which is included in reorganization items.

Reorganization items

Reorganization items consisted of the following:

Successor Company

Predecessor Company

	Eleven months ended January 3, 2003	One month ended February 1, 2002	One month ended December 28, 2001	Year ended November 30, 2001
Professional fees and other expenses related to bankruptcy proceedings	$3,174	$36,072	$8,148	$54,663
Impairment of assets of rejected contracts	—	907	—	36,360
Net gain from liquidation of insolvent subsidiaries	—	—	—	(34,544)
Adjustments to fair values in fresh-start	—	35,078	—	—
Total reorganization items	$3,174	$72,057	$8,148	$56,479

Liabilities subject to compromise

At November 30, 2001, liabilities subject to compromise consisted of the following:

Current liabilities
Current portion of long-term debt	$4,000
Accounts payable and subcontracts payable	66,989
Billings in excess of cost and estimated earnings on uncompleted contracts	243,836
Accrued salaries, wages and benefits, including compensated absences	40,608
Other accrued liabilities	509,249
Total current liabilities	864,682
Non-current liabilities
Long-term debt, less current portion	863,940
Self-insurance reserves	105,023
Pension and post-retirement obligations	80,729
Environmental remediation obligations	3,975
Other non-current liabilities	9,870
Total non-current liabilities	1,063,537
Total liabilities subject to compromise	$1,928,219

During the pendency of our bankruptcy proceedings, we ceased accruing interest on our long-term debt. Contractual interest expense not recorded during the one month ended February 1, 2002, the one month ended December 28, 2001 and the year ended November 30, 2001 was $7,090, $6,320 and $48,235, respectively.

Fresh-start reporting

As of February 1, 2002, we adopted fresh-start reporting pursuant to the guidance provided by the American Institute of Certified Public Accountants Statement of Position 90-7 Financial Reporting by Entities in Reorganization under the Bankruptcy Code. In connection with the adoption of fresh-start reporting, a new entity has been created for financial reporting purposes. The effective date of our emergence from bankruptcy is considered to be the close of business on February 1, 2002 for financial reporting purposes. In the tables below, the periods presented through February 1, 2002 have been designated “Predecessor Company” and the period ending subsequent to February 1, 2002 has been designated “Successor Company.”

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

The calculated reorganization value was based upon a variety of estimates and assumptions about circumstances and events, not all of which have taken place to date. These estimates and assumptions are inherently subject to significant economic and competitive uncertainties beyond our control including, but not limited to, our ability to obtain and perform new contracts profitably.

On the Effective Date, we borrowed $40,000 under the Senior Secured Revolving Credit Facility; however, because the borrowings under the Senior Secured Revolving Credit Facility are revolving working capital loans, they were not included as part of the reorganization value. Therefore, the reorganization value of $550,000 represents the value of our stockholders’ equity as of the Effective Date. Based on values determined by our financial advisor, we allocated $28,647 of the equity value to the stock purchase warrants and the remainder to the New Common Stock.

The reorganization and the adoption of fresh-start reporting resulted in the following adjustments to our consolidated balance sheet as of February 1, 2002:

	Predecessor Company balance sheet February 1, 2002	Debt discharge		Fresh-start adjustments		Successor Company balance sheet February 1, 2002
Current assets
Cash and cash equivalents	$147,450	$(19,249	)(a)	$—		$128,201
Accounts receivable	351,316	—		(418	)(h)	350,898
Deferred income taxes	104,828	—		—		104,828
Assets held for sale	154,237	—		33,582	(i)	187,819
Other	310,242	—		(9,578	)(h)	300,664
Total current assets	1,068,073	(19,249)		23,586		1,072,410
Non-current assets
Investments in mining ventures	88,968	—		(20,268	)(h)	68,700
Goodwill, Predecessor Company	174,909	—		(174,909	)(f)
Goodwill, Successor Company	—	—		402,352	(g)	402,352
Deferred income taxes	575,012	(343,539	)(b)	(193,766	)(k)	37,707
Property and equipment, net	161,241	—		(2,589	)(h)	158,652
Other assets	39,156	12,626	(c)	(8,231	)(h)	43,551
Total non-current assets	1,039,286	(330,913)		2,589		710,962
Total assets	$2,107,359	$(350,162)		$26,175		$1,783,372
Current liabilities
Accounts payable and subcontracts payable	$191,609	$35,960	(d)	$69	(h)	$227,638
Billings in excess of cost and estimated earnings on uncompleted contracts	162,453	194,460	(d)	8,526	(h)	365,439
Accrued salaries, wages and benefits	88,220	42,256	(d)	—		130,476
Other accrued liabilities	112,314	17,656	(d)	(228	)(h)	129,742
Liabilities held for sale	108,670	—		10,691	(i)	119,361
Income taxes payable	516	—		—		516
Total current liabilities	663,782	290,332		19,058		973,172
Non-current liabilities
Revolving credit facility	—	40,000	(a)	—		40,000
Self-insurance reserves	38,956	7,580	(d)	—		46,536
Pension and post-retirement obligations	32,132	75,633	(d)	(12,122	)(j)	95,643
Total non-current liabilities	71,088	123,213		(12,122)		182,179
Liabilities subject to compromise	1,880,900	(1,880,900	)(d)	—		—
Minority interests	77,649	—		372	(h)	78,021
Stockholders’ equity (deficit)
Common stock	545	250	(d)	(545	)(l)	250
Capital in excess of par value	250,118	521,103	(d)	(250,118	)(l)	521,103
Stock purchase warrants	6,550	28,647	(d)	(6,550	)(l)	28,647
Retained earnings (accumulated deficit)	(799,813)	567,193	(e)	232,620	(l)	—
Treasury stock	(23,192)	—		23,192	(l)	—
Accumulated other comprehensive income (loss)	(20,268)	—		20,268	(l)	—
Total stockholders’ equity (deficit)	(586,060)	1,117,193		18,867		550,000
Total liabilities and stockholders’ equity (deficit)	$2,107,359	$(350,162)		$26,175		$1,783,372

Debt discharge:

(a)          Reflects $24,500 in payments to creditors under the Plan of Reorganization and $34,749 in deferred financing costs for the Senior Secured Revolving Credit Facility. These emergence costs necessitated a $40,000 draw under the Senior Secured Revolving Credit Facility.

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

(c)          Reflects the write-off of $22,123 in fees on the RE&C Financing Facilities and the Senior Unsecured Notes and the payment of $34,749 of deferred financing costs for the Senior Secured Revolving Credit Facility and deferred bonding fees.

(d)         Of the $1,880,900 of liabilities subject to compromise:

•                  $373,545 of unsecured liabilities were retained by us and $4,500 was paid at emergence.

•                  $926,288 in unsecured obligations were exchanged for 5,000 shares of New Common Stock and 8,520 warrants. The unsecured obligations include $300,000 of Senior Unsecured Notes and approximately $415,000 related to specified Power business unit projects that were subject to guarantees by the Sellers. See Note 3, “Acquisition.”

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

(h)         Records adjustments to reflect assets and liabilities at fair values.

(i)             Adjusts to reflect the assets and liabilities of businesses held for sale at their estimated realizable values.

(j)             Adjusts pension plan and post-employment obligations to recognize unrealized actuarial gains and losses.

(k)          Reflects the elimination of the deferred tax assets related to the remaining basis differences between book and tax goodwill of the Predecessor Company. This goodwill will continue to be amortized by the Successor Company over the remaining tax amortization period for tax purposes. Also records adjustments to deferred tax assets and liabilities resulting from the adjustments to reflect assets and liabilities at fair value.

(l)             Records the cancellation of Predecessor Company common stock and elimination of retained earnings.

On May 14, 2001, all liabilities of the Debtors were reclassified as liabilities subject to compromise. The resolution of liabilities subject to compromise was as follows:

Resolution of liabilities subject to compromise	Predecessor Company liabilities subject to compromise February 1, 2002	Liabilities compromised (debt discharged)	Cash paid at emergence	Successor Company liabilities not compromised February 1, 2002
Current liabilities
Accounts payable and subcontracts payable	$63,827	$(23,367)	$(4,500)	$35,960
Billings in excess of cost and estimated earnings on uncompleted contracts	208,826	(14,366)	—	194,460
Accrued salaries, wages and benefits	42,441	(185)	—	42,256
Other accrued liabilities	489,110	(471,454)	—	17,656
Total current liabilities	804,204	(509,372)	(4,500)	290,332
Non-current liabilities
Long-term debt, including accrued interest	888,899	(868,899)	(20,000)	—
Self-insurance reserves	97,036	(89,456)	—	7,580
Pension and post-retirement obligations	77,781	(2,148)	—	75,633
Environmental liabilities	3,970	(3,970)	—	—
Other liabilities	9,010	(9,010)	—	—
Total non-current liabilities	1,076,696	(973,483)	(20,000)	83,213
Total	$1,880,900	$(1,482,855)	$(24,500)	$373,545

5.              RESTRUCTURING CHARGES

During the fourth quarter of 2001, we initiated restructuring actions to improve operational effectiveness and efficiency and reduce expenses globally relative to employment levels and excess facilities consistent with the Plan of Reorganization. A liability was recorded for employee termination benefits, impairment charges and enhanced pension benefits. The severance costs represented expected reductions in work force for 687 employees representing management, professional, administrative and operational overhead. Actual reductions in work force were 538 employees through November 30, 2001. Additional charges of $6,596 for 596 additional employee terminations and $19,666 for facility closure costs were accrued in December 2001. During January 2002, charges of $625 for employee terminations were accrued. As part of the Plan of Reorganization in January 2002, restructuring liabilities of $14,155 representing the remaining balance recorded as part of the acquisition of RE&C and consisting of non-cancelable lease obligations were discharged. A review of our restructuring plan during the eleven months ended January 3, 2003 indicated that work force reductions were essentially complete. The remaining liability at January 3, 2003 represents facility closure costs.

During 2000, as part of the acquisition of RE&C, we established a restructuring liability of $28,264 for closure and consolidation of office facilities, some of which were already contemplated by the Sellers.

The following presents restructuring charges accrued and costs incurred:

Successor Company

Predecessor Company

	Eleven months ended January 3, 2003	One month ended February 1, 2002	One month ended December 28, 2001	Year ended November 30, 2001	Year ended December 1, 2000
Accrued liability at beginning of period	$24,718	$44,072	$17,921	$24,331	$—
Liability recorded in RE&C acquisition	—	—	—	—	28,264
Charges and liabilities accrued:
Severance and other employee related costs	—	625	6,596	6,963	—
Facility closure costs	—	—	19,666	—	—
Cash expenditures, net of sub-tenant rental income	(12,731)	(5,824)	(111)	(13,373)	(3,933)
Liabilities discharged in bankruptcy	—	(14,155)	—	—	—
Accrued restructuring liability at end of period	$11,987	$24,718	$44,072	$17,921	$24,331

6.     VENTURES

Construction joint ventures

We participate in joint ventures that are formed to bid, negotiate and complete specific projects. We generally participate in joint ventures as the sponsor and manager of projects. The size, scope and duration of joint-venture projects vary among periods. The tables below represent the financial information of our unconsolidated construction joint ventures where we generally hold a 50% or less ownership interest.

Combined financial position of	Successor Company		Predecessor Company
unconsolidated construction joint ventures	January 3, 2003	February 1, 2002	November 30, 2001
		(Fresh-start)
Current assets	$273,719	$269,763	$281,449
Property and equipment, net	8,194	20,845	21,502
Current liabilities	(246,873)	(199,672)	(179,067)
Net assets	$35,040	$90,936	$123,884

Successor Company

Predecessor Company

Combined results of operations of unconsolidated construction joint ventures	Eleven months ended January 3, 2003	One month ended February 1, 2002	One month ended December 28, 2001	Year ended November 30, 2001	Year ended December 1, 2000
Revenue	$596,965	$43,751	$42,632	$557,209	$701,580
Cost of revenue	(574,175)	(42,436)	(40,563)	(537,327)	(682,235)
Gross profit	$22,790	$1,315	$2,069	$19,882	$19,345

Successor Company

Predecessor Company

Washington Group’s share of results of operations of unconsolidated construction joint ventures	Eleven months ended January 3, 2003	One month ended February 1, 2002	One month ended December 28, 2001	Year ended November 30, 2001	Year ended December 1, 2000
Revenue	$236,701	$17,790	$16,327	$210,904	$240,690
Cost of revenue	(229,383)	(17,387)	(15,653)	(205,871)	(231,636)
Gross profit	$7,318	$403	$674	$5,033	$9,054

Mining ventures:

At January 3, 2003, we held ownership interests in two incorporated mining ventures, MIBRAG mbH (50%) and Westmoreland Resources, Inc. (“Westmoreland Resources”) (20%) which are accounted for under the equity method. We provide contract mining services to these ventures. Effective March 28, 2001, we increased our ownership interest in MIBRAG mbH from 33% to 50% by purchasing the additional interests for approximately $17,500, which was funded through the reinvestment of dividend distributions from MIBRAG mbH.

Combined financial position of mining ventures	Successor Company		Predecessor Company
	January 3, 2003	February 1, 2002	November 30, 2001
		(Fresh-start)
Current assets	$201,779	$145,827	$175,403
Non-current assets	538,880	125,927	147,639
Property and equipment, net	450,604	381,161	483,662
Current liabilities	(50,365)	(51,397)	(78,792)
Long-term debt, non-recourse to parents	(272,120)	(226,431)	(262,998)
Other non-current liabilities	(662,454)	(220,412)	(247,144)
Net assets	$206,324	$154,675	$217,770

Successor Company

Predecessor Company

Combined results of operations of mining ventures	Eleven months ended January 3, 2003	One month ended February 1, 2002	One month ended December 28, 2001	Year ended November 30, 2001	Year ended December 1, 2000
Revenue	$296,335	$28,403	$25,465	$315,261	$284,241
Costs and expenses	(240,358)	(21,508)	(22,827)	(276,249)	(243,448)
Net income	$55,977	$6,895	$2,638	$39,012	$40,793

In the fourth quarter of 2002, MIBRAG mbH successfully negotiated amendments to the original agreement on transportation credit matters that had been entered into with the German government in 1993. As a result of those negotiations, MIBRAG mbH recognized $13,000 in operating income, of which our portion was $6,500. In addition, MIBRAG mbH recognized a $12,000 one-time award of power cogeneration credits, of which our portion was $6,000. The negotiations also included a settlement agreement replacing annual payments to be received by MIBRAG mbH over approximately 19 years from the German government with a one-time, up-front payment totaling approximately $383,000, which was recorded as deferred income. MIBRAG mbH also capitalized approximately $392,000 for coal transportation and mining rights acquired through the settlement agreement. Both the deferred revenue and the rights will be amortized over approximately 19 years.

7.     SALE OF BUSINESS AND BUSINESSES HELD FOR SALE

In November 2001, we and BNFL agreed to pursue the sale of the Electro-Mechanical Division (“EMD”) of WGSG. EMD designs and manufactures components for the U.S. Navy, nuclear power utilities and other industries. On October 28, 2002, we sold EMD to a subsidiary of Curtiss-Wright Corporation. Curtiss-Wright Corporation agreed to pay $80,000 in cash, subject to certain adjustments, and assumed certain liabilities, including pension and other post-retirement obligations. Cash proceeds, net of a required contribution to the pension plan assumed by Curtiss-Wright Corporation were $77,133 and were distributed 60:40 between us and BNFL. We recognized $46,280 in net cash proceeds and a $3,420 gain ($1,145 net of tax and minority interest) on the sale of EMD. Operating results for EMD are included as part of the Energy & Environment business unit in Note 13, “Operating Segment, Geographic and Customer Information.”

During 2001, we elected to pursue the sale of the process technology development portion of our petroleum and chemical business (the “Technology Center”). We are in discussions with potential buyers, and anticipate that a sale will be completed during the first quarter of 2003. Operating results for the Technology Center are included as part of the Industrial/Process business unit in Note 13, “Operating Segment, Geographic and Customer Information.”

For financial reporting purposes, the assets and liabilities of businesses held for sale have been classified as “Assets held for sale” and “Liabilities held for sale” in the Consolidated Balance Sheets. The table below provides detail of the assets and liabilities of EMD and the Technology Center as of November 30, 2001 and February 1, 2002, and for the Technology Center only as of January 3, 2003.

	Successor Company		Predecessor Company
	January 3, 2003	February 1, 2002	November 30, 2001
		(Fresh-start)
ASSETS
Accounts receivable and unbilled receivables	$8,198	$26,088	$25,742
Inventories	—	23,151	25,029
Goodwill	13,782	107,949	74,368
Property and equipment, net of accumulated depreciation	485	29,978	28,700
Other assets	1,078	653	881
Total assets held for sale	$23,543	$187,819	$154,720

LIABILITIES
Accounts payable and subcontracts payable	$840	$8,033	$11,426
Billings in excess of cost and estimated earnings on uncompleted contracts	4,351	39,795	43,036
Accrued salaries, wages and benefits, including compensated absences	—	6,809	5,788
Other accrued liabilities	—	851	458
Pension and post-retirement benefit obligations	—	55,154	45,238
Self-insurance reserves	—	2,785	2,843
Other liabilities	2,976	5,934	5,947
Total liabilities held for sale	$8,167	$119,361	$114,736

Operating results of businesses held for sale are as follows (including results for EMD through October 28, 2002, the date of sale):

Successor Company

Predecessor Company

Combined results of operations	Eleven months ended January 3, 2003	One month ended February 1, 2002	One month ended December 28, 2001	Year ended November 30, 2001	Year ended December 1, 2000
Revenue	$150,086	$17,088	$16,413	$171,876	$125,396
Net income (loss)	7,333	960	22	(231)	3,342

8.     GOODWILL

The following table reflects the changes in the carrying value of goodwill from December 28, 2001 to January 3, 2003. During the month ended February 1, 2002, we eliminated Predecessor Company goodwill in fresh-start reporting and established goodwill of the Successor Company. See Note 4, “Reorganization Case and Fresh-start Reporting.” During the eleven months ended January 3, 2003, we increased deferred tax assets and reduced goodwill as a result of amortization of the excess of tax deductible goodwill over financial statement goodwill in accordance with the provisions of Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes.

Goodwill activity by reporting segment	Power	Industrial/ Process	Infrastructure	Mining	Defense	Energy & Environment	Corporate and other	Total
Balance at December 28, 2001	$—	$—	$721	$—	$—	$160,165	$14,023	$174,909
Elimination of Predecessor Company goodwill	—	—	(721)	—	—	(160,165)	(14,023)	(174,909)
Establishment of Successor Company goodwill in fresh-start reporting	6,846	118,888	52,539	—	44,444	179,635	—	402,352
Balance at February 1, 2002	6,846	118,888	52,539	—	44,444	179,635	—	402,352
Adjustment for amortization of the excess tax deductible goodwill over financial statement goodwill	(257)	(4,461)	(1,971)	—	(1,668)	(6,741)	—	(15,098)
Balance at January 3, 2003	$6,589	$114,427	$50,568	$—	$42,776	$172,894	$—	$387,254

There was no goodwill identified for impairment during our annual review of goodwill for the eleven months ended January 3, 2003.

9.     CREDIT FACILITIES

On July 7, 2000, in order to finance the acquisition of RE&C, refinance existing revolving credit facilities, fund working capital requirements and pay related fees and expenses, we (1) obtained the RE&C Financing Facilities, providing for an aggregate of $1,000,000 of term loans and revolving borrowing capacity and (2) issued and sold $300,000 aggregate principal amount of Senior Unsecured Notes. The terms of the RE&C Financing Facilities and Senior Unsecured Notes are briefly summarized below.

RE&C Financing Facilities

The RE&C Financing Facilities provided for, on the terms and subject to the conditions stated in the RE&C Financing Facilities: (1) two senior secured term loan facilities in an aggregate principal amount of up to $500,000, including a multi-draw Tranche A term loan facility in an aggregate principal amount of $100,000 that matured July 7, 2005 and a Tranche B term loan facility in an aggregate principal amount of $400,000 that matured July 7, 2007, and (2) a five-year senior secured revolving credit facility in an aggregate principal amount of up to $500,000, all of which was available for letters of credit. Initial borrowings under the RE&C Financing Facilities totaled $400,000, representing the full amount available under the Tranche B term loan facility. On October 5, 2000, we terminated the Tranche A term loan facility to eliminate ongoing related commitment fees.

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

Bankruptcy discharge

As discussed in Note 4, “Reorganization Case and Fresh-start Reporting,” our obligations under the RE&C Financing Facilities and the Senior Unsecured Notes were discharged upon our emergence from bankruptcy on January 25, 2002.

DIP Facility

On May 14, 2001, we filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. See Note 4, “Reorganization Case and Fresh-start Reporting.” On the same day, we entered into the DIP Facility with some of our subsidiaries as guarantors, for a commitment of $195,000 with the ability to increase the total commitment to $350,000. On June 5, 2001 the DIP Facility lenders approved an increase in the total commitment from $195,000 to $220,000. The DIP Facility was to be used (1) to finance the costs of restructuring and (2) for ongoing working capital, general corporate purposes and letter of credit issuance. The borrowing rate under the DIP Facility was the prime rate, plus an additional margin of 4.0%. The effective interest rate was 11.0% as of May 2001. The DIP Facility carried other fees, including commitment fees and letter of credit fees, normal and customary for such credit agreements. As of January 24, 2002, we had no outstanding debt and $32,800 of outstanding letters of credit under the DIP Facility. As discussed below, the DIP Facility was replaced by the Senior Secured Revolving Credit Facility on January 25, 2002.

Senior Secured Revolving Credit Facility

In connection with our emergence from bankruptcy protection on January 25, 2002, we entered into the Senior Secured Revolving Credit Facility, providing for an aggregate of $350,000 of revolving borrowing and letter of credit capacity. The Senior Secured Revolving Credit Facility provides for an amount up to $350,000 in the aggregate of loans and other financial accommodations allocated pro rata between two facilities as follows: a Tranche A facility in the amount of $208,350 and a Tranche B facility in the amount of $141,650. The scheduled termination date for the Senior Secured Revolving Credit Facility is thirty months from January 24, 2002, and it may be increased up to a total of $375,000 with the approval of the lenders.

The Senior Secured Revolving Credit Facility was entered into (1) to replace approximately $32,800 in letters of credit issued under the DIP Facility; (2) to retire our DIP Facility and repay any DIP Facility balance (of which there was none); (3) to replace or backstop approximately $120,842 in letters of credit issued under our pre-petition RE&C Financing Facilities; (4) to make payments to the pre-petition senior secured lenders and Mitsubishi Heavy Industries pursuant to our Plan of Reorganization; (5) to finance the costs of restructuring; and (6) for ongoing working capital, general corporate purposes and letter of credit issuance. Borrowings under the Credit Facility are required to be allocated between the two tranches on a proportional split based upon the size of each tranche. The initial borrowing rate under the Senior Secured Revolving Credit Facility is, for Tranche A, the applicable LIBOR, which has a stated floor of 3%, plus an additional margin of 5.5%, and for Tranche B, LIBOR plus an additional margin of 5.5%. Alternatively, we may choose the prime rate, plus an additional margin of 4.5% for Tranche A and 5.5% for Tranche B. As of January 3, 2003, the effective LIBOR- and prime-based rates for Tranche A were 8.5% and 8.75%, respectively, and for Tranche B, 6.88% and 9.75%, respectively. The Senior Secured Revolving Credit Facility carries other fees, including commitment fees and letter of credit fees, normal and customary for such credit agreements. The Senior Secured Revolving Credit Facility contains affirmative, negative and financial covenants, including minimum net worth, capital expenditures, maintenance of certain financial and operating ratios, and specified events of default which are typical for a credit agreement governing credit facilities of the size, type and tenor of the Senior Secured Revolving Credit Facility. The Senior Secured Credit Facility also contains affirmative and negative covenants limiting our ability and the ability of certain of our subsidiaries to incur debt or liens, provide guarantees, make investments and pay dividends. There were no amounts borrowed or outstanding under the Senior Secured Revolving Credit Facility at January 3, 2003. Also at January 3, 2003, the borrowing capacity net of outstanding letters of credit was $180,989.

10.  TAXES ON INCOME

The components of the U.S. federal, state and foreign income tax expense (benefit) were as follows:

Successor Company

Predecessor Company

	Eleven months ended January 3, 2003	One month ended February 1, 2002	One month ended December 28, 2001	Year ended November 30, 2001	Year ended December 1, 2000
Currently payable
U.S. federal	$—	$—	$—	$—	$—
State	1,660	(129)	20	649	222
Foreign	4,158	361	899	4,967	3,723
Current	5,818	232	919	5,616	3,945
Deferred
U.S. federal	36,107	(19,178)	(13,173)	(23,917)	(450,778)
State	3,900	(1,246)	(2,467)	(8,728)	(88,081)
Foreign	392	114	(186)	264	585
Deferred	40,399	(20,310)	(15,826)	(32,381)	(538,274)
Income tax expense (benefit)	$46,217	$(20,078)	$(14,907)	$(26,765)	$(534,329)

The components of the deferred tax assets and liabilities and the related valuation allowances were as follows:

	Successor Company		Predecessor Company
Deferred tax assets and liabilities	January 3, 2003	February 1, 2002	November 30, 2001
		(Fresh-start)
Deferred tax assets
Goodwill	$26,204	$—	$244,561
Employee benefit plans	37,637	36,494	51,049
Estimated loss accruals	50,694	80,372	163,952
Revenue recognition	—	1,634	2,257
Depreciation	298	—	—
Alternative minimum tax	—	—	18,802
Foreign tax credit	12,210	12,037	11,149
Joint ventures	9,097	13,599	5,985
Self-insurance reserves	34,336	32,462	49,753
Loss carryforwards	48,512	45,252	186,117
Valuation allowance	(48,512)	(45,252)	(44,675)
Total deferred tax assets	170,476	176,598	688,950
Deferred tax liabilities
Depreciation	—	(9,100)	(6,431)
Investment in affiliates	(21,382)	(9,718)	(14,835)
Revenue recognition	(6,804)	—	—
Other, net	(16,848)	(15,245)	(10,849)
Total deferred tax liabilities	(45,034)	(34,063)	(32,115)
Total deferred tax assets, net	$125,442	$142,535	$656,835

At January 3, 2003, we had foreign net operating loss (“NOL”) carryforwards of approximately $159,801. The foreign NOL’s primarily consist of losses incurred on two construction projects in the United Kingdom which were acquired as part of the RE&C acquisition. We also had $12,210 of foreign tax credits which currently have no expiration date.

The $26,204 increase in the goodwill component of deferred tax assets at January 3, 2003 is due to timing differences related to the emergence from bankruptcy. Post fresh-start operations resulted in retaining additional tax goodwill that is amortized for tax purposes over the remaining period of 12.5 years.

The $48,512 valuation allowance reduces the deferred tax assets associated with the foreign NOL carryforwards to a level which we believe will, more likely than not, be realized based on estimated future taxable income. The increase of $3,260 in the valuation allowance at January 3, 2003 reflects the uncertainty regarding the future utilization of current year foreign net operating losses.

Years prior to 1994 are closed to examination for federal tax purposes. We believe that adequate provision has been made for probable tax assessments for all open tax years.

Income tax expense (benefit) differed from income taxes at the U.S. federal statutory tax rate of 35.0% as follows:

Successor Company

Predecessor Company

	Eleven months ended January 3, 2003	One month ended February 1, 2002	One month ended December 28, 2001	Year ended November 30, 2001	Year ended December 1, 2000
Federal tax rate	35.0%	35.0%	35.0%	35.0%	35.0%
State tax	3.5	2.8	3.9	5.5	4.1
Nondeductible items	3.0	.4	(3.1)	(14.4)	(.1)
Foreign tax	2.7	—	—	(1.3)	(.5)
Goodwill	—	—	.7	3.0	.1
Effective tax rate	44.2	38.2	36.5	27.8	38.6

State taxes, net of federal benefit, include the impact of the cumulative effect of the state tax rate changes caused by changes in our state apportionment factors that had a corresponding impact on our deferred state tax assets and liabilities. Foreign taxes include a benefit for current year losses in certain foreign jurisdictions. A full valuation allowance has been placed against the resulting foreign NOL’s. Nondeductible items were principally comprised of nondeductible reorganization expenses, net of previously capitalized expenses from an earlier reorganization, and the nondeductible portion of meals and entertainment expenses.

Income (loss) before reorganization items, income taxes, minority interests and extraordinary item is comprised of the following:

Successor Company

Predecessor Company

	Eleven months ended January 3, 2003	One month ended February 1, 2002	One month ended December 28, 2001	Year ended November 30, 2001	Year ended December 1, 2000
U.S. source	$60,059	$4,648	$(35,485)	$(156,471)	$(1,361,729)
Foreign source	47,617	3,420	2,760	116,737	(22,610)
Income (loss) before reorganization items, income taxes, minority interests and extraordinary item	$107,676	$8,068	$(32,725)	$(39,734)	$(1,384,339)

11.  BENEFIT PLANS

Pension plans and supplemental retirement plans

Through the RE&C acquisition, we assumed sponsorship of contributory defined benefit pension plans which covered employees of legal entities in the Netherlands and the United Kingdom. We made actuarially computed contributions, as necessary, based on local standards in the respective countries to adequately fund benefits for these plans. In 2001, the legal entities sponsoring the pension plans in the Netherlands and the United Kingdom filed for bankruptcy, the plans were transferred to independent trustees and the related liabilities were extinguished. See Note 4, “Reorganization Case and Fresh-start Reporting.”

Through an acquisition in 1999, we assumed sponsorship of contributory defined benefit pension plans which cover employees of WGSG. We make actuarially computed liability calculations for financial reporting purposes and make contributions as necessary to adequately fund benefits for these plans. Plan assets are invested in a WGSG master pension trust that invests primarily in publicly traded common stocks, bonds, government securities and cash equivalents. At November 30, 2001 and February 1, 2002, the portion of the net unfunded obligation expected to be sold was reclassified as part of liabilities held for sale. This net obligation was transferred to the buyer as part of the sale of EMD on October 28, 2002. See Note 7, “Sale of Business and Businesses Held for Sale.”

We have an unfunded supplemental retirement plan for key executives of WGSG providing for periodic payments upon retirement. Benefits from this plan are based on salary and years of service and are reduced by benefits earned from certain other pension plans in which the executives participate. Benefits from this plan were frozen effective July 1, 2001, resulting in a curtailment gain of $4,382. At November 30, 2001 and February 1, 2002, the portion of the net unfunded obligation expected to be sold was reclassified as part of liabilities held for sale. This net obligation was transferred to the buyer as part of the sale of EMD on October 28, 2002. See Note 7, “Sale of Business and Businesses Held for Sale.”

We have assumed the nonqualified pension liabilities for approximately 60 employees and former employees of Old MK. In addition, we have an unfunded pension liability for former non-employee directors of Old MK. Participants do not accrue any service costs under the plans.

The actuarial assumptions used to determine pension benefit obligations for the U.S. plans are as follows:

	Successor Company		Predecessor Company
Pension benefits	January 3, 2003	February 1, 2002	November 30, 2001
		(Fresh-start)
Discount rate	6.8%	7.3%	7.0%
Compensation increases	4.0%	4.0%	4.0%
Expected return on assets	9.0%	9.0%	9.0%

Experience gains and losses, as well as the effects of changes in actuarial assumptions and plan provisions, are amortized over the average future service period of employees.

The components of net pension costs for the U.S. plans are as follows:

Successor Company

Predecessor Company

Pension benefits	Eleven months ended January 3, 2003	One month ended February 1, 2002	One month ended December 28, 2001	Year ended November 30, 2001	Year ended December 1, 2000
Service cost	$4,503	$369	$369	$4,717	$4,121
Interest cost	9,111	854	854	11,369	10,597
Expected return on assets	(6,214)	(600)	(600)	(7,947)	(6,979)
Recognized net actuarial gain	11	13	13	—	(2,063)
Amortization of prior service cost	—	—	—	21	21
Net periodic pension cost	$7,411	$636	$636	$8,160	$5,697

Reconciliation of beginning and ending balances of benefit obligations and fair value of plan assets and the funded status of the U.S. pension plans are as follows:

	Successor Company	Predecessor Company
Pension benefits	January 3, 2003	February 1, 2002	November 30, 2001
		(Fresh-start)
Benefit obligation at beginning of period	$161,738	$173,985	$149,712
Service cost	4,503	738	4,717
Interest cost	9,111	1,708	11,369
Participant contributions	841	185	903
Benefit payments	(7,548)	(2,336)	(10,939)
Actuarial (gain) loss	9,478	(12,542)	22,605
Divestiture - sale of EMD	(115,504)	—	—
Amendments	—	—	(4,382)
Benefit obligation at end of period	$62,619	$161,738	$173,985

	Successor Company	Predecessor Company
Pension benefits	January 3, 2003	February 1, 2002	November 30, 2001
		(Fresh-start)
Fair value of plan assets at beginning of period	$92,137	$90,131	$86,320
Actual return on plan assets	(10,000)	3,100	(2,891)
Company contributions	6,922	1,057	16,738
Participant contributions	841	185	903
Benefit payments	(7,548)	(2,336)	(10,939)
Divestiture - sale of EMD	(72,732)	—	—
Fair value of plan assets at end of period	$9,620	$92,137	$90,131

	Successor Company		Predecessor Company
Pension benefits	January 3, 2003	February 1, 2002	November 30, 2001
		(Fresh-start)
Funded status (obligations less fair value of plan assets)	$(52,999)	$(69,601)	$(83,854)
Unrecognized net actuarial loss	4,353	—	26,649
Unrecognized net transition amount	—	—	213
Accrued benefit cost	$(48,646)	$(69,601)	$(56,992)

Amounts recognized in the balance sheet for the U.S. pension plans are as follows:

	Successor Company		Predecessor Company
Pension benefits	January 3, 2003	February 1, 2002	November 30, 2001
		(Fresh-start)
Accrued benefit liability	$(49,907)	$(45,533)	$(35,257)
Liabilities subject to compromise	—	—	(12,550)
Accumulated other comprehensive loss	992	—	7,578
Minority interest in other comprehensive loss	269	—	4,757
Liabilities held for sale	—	(24,068)	(21,520)
Net amount recognized	$(48,646)	$(69,601)	$(56,992)

At January 3, 2003, the benefit obligation for each pension benefit plan disclosed above exceeded the fair value of plan assets. Upon our emergence from bankruptcy, we applied fresh-start reporting that required the elimination of all unrecognized amounts as described above. See Note 4, “Reorganization Case and Fresh-start Reporting” for disclosure of the effect of the elimination.

Post-retirement health care plans

We are the sponsors of an unfunded plan to provide certain health care benefits for employees of Old MK who retired before July 1, 1993, including their surviving spouses and dependent children. Employees who retired after July 1, 1993 are not eligible for subsidized post-retirement health care benefits. The plan was amended in past years, and we reserve the right to amend or terminate the post-retirement health care benefits currently provided under the plan and may increase retirees’ cash contributions at any time.

We provide benefits under company sponsored retiree health care and life insurance plans for substantially all employees of WGSG. At November 30, 2001 and February 1, 2002, the portion of the net unfunded obligation expected to be sold was reclassified as part of liabilities held for sale. This net obligation was transferred to the buyer as part of the sale of EMD on October 28, 2002. See Note 7, “Sale of Business and Businesses Held for Sale.” We also provide benefits under company sponsored retiree health care plans to approximately 100 retired employees and provide a life insurance plan for substantially all retirees of RE&C. The retiree health care plans require retiree contributions and contain other cost sharing features. The retiree life insurance plans provide basic coverage on a noncontributory basis.

The actuarial assumptions used to determine post-retirement benefit obligations are as follows:

	Successor Company		Predecessor Company
Post-retirement benefits	January 3, 2003	February 1, 2002	November 30, 2001
		(Fresh-start)
Discount rate	6.8%	7.3%	7.0%

Experience gains and losses, as well as the effects of changes in actuarial assumptions and plan provisions, are amortized over the average future service period of employees.

The components of net post-retirement costs are as follows:

Successor Company

Predecessor Company

Post-retirement benefits	Eleven months ended January 3, 2003	One month ended February 1, 2002	One month ended December 28, 2001	Year ended November 30, 2001	Year ended December 1, 2000
Service cost	$1,216	$25	$25	$701	$392
Interest cost	4,623	292	292	5,523	4,693
Recognized net actuarial gain	—	(31)	(30)	—	(1,238)
Amortization of prior service credit	—	(32)	(33)	(2,087)	(391)
Settlement	—	—	—	(391)	—
Net periodic pension cost	$5,839	$254	$254	$3,746	$3,456

Reconciliation of beginning and ending balances of post-retirement benefit obligations and fair value of plan assets and the funded status are as follows:

	Successor Company	Predecessor Company
Post-retirement benefits	January 3, 2003	February 1, 2002	November 30, 2001
		(Fresh-start)
Benefit obligation at beginning of period	$77,395	$82,054	$74,433
Service cost	1,216	50	701
Interest cost	4,623	584	5,523
Participant contributions	1,066	175	1,013
Benefit payments	(7,131)	(1,097)	(7,145)
Actuarial (gain) loss	4,449	(4,371)	7,529
Divestiture - sale of EMD	(33,439)	—	—
Benefit obligation at end of period	$48,179	$77,395	$82,054

	Successor Company	Predecessor Company
Post-retirement benefits	January 3, 2003	February 1, 2002	November 30, 2001
		(Fresh-start)
Fair value of plan assets at beginning of period	$—	$—	$—
Company contributions	6,065	923	6,132
Participant contributions	1,066	174	1,013
Benefit payments	(7,131)	(1,097)	(7,145)
Fair value of plan assets at end of period	$—	$—	$—

	Successor Company		Predecessor Company
Post-retirement benefits	January 3, 2003	February 1, 2002	November 30, 2001
		(Fresh-start)
Funded status (obligations less fair value of plan assets)	$(48,179)	$(77,395)	$(82,054)
Unrecognized net actuarial (gain) loss	2,217	—	(6,856)
Unrecognized prior service credit	—	—	(3,127)
Accrued benefit cost	$(45,962)	$(77,395)	$(92,037)

Amounts recognized in the balance sheet for the post-retirement plans are as follows:

	Successor Company		Predecessor Company
Post-retirement benefits	January 3, 2003	February 1, 2002	November 30, 2001
		(Fresh-start)
Accrued benefit liability	$(45,962)	$(46,516)	$(3,583)
Liabilities subject to compromise	—	—	(64,944)
Liabilities held for sale	—	(30,879)	(23,510)
Net amount recognized	$(45,962)	$(77,395)	$(92,037)

Upon our emergence from bankruptcy, we applied fresh-start reporting that required the elimination of all unrecognized amounts as described above. See Note 4, “Reorganization Case and Fresh-start Reporting” for disclosure of the effect of the elimination.

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

	Successor Company		Predecessor Company
Post-retirement benefits	January 3, 2003	February 1, 2002	November 30, 2001
		(Fresh-start)
Effect on total of service and interest cost
1% point increase	$697	$49	$438
1% point decrease	(550)	(41)	(411)
Effect on accumulated projected benefit obligation
1% point increase	3,667	6,201	5,009
1% point decrease	(3,068)	(5,120)	(4,840)

Other retirement plans

We sponsor a number of defined contribution retirement plans. Participation in these plans is available to substantially all salaried employees and to certain groups of hourly employees. Our cash contributions to these plans are based on either a percentage of employee contributions or on a specified amount per hour depending on the provisions of each plan. The net cost of these plans was $29,643 in the eleven months ended January 3, 2003, $2,557 for the month ended February 1, 2002, $2,631 for the month ended December 28, 2001, $36,368 in 2001 and $24,310 in 2000.

Multiemployer pension plans

We participate in and make contributions to numerous construction-industry multiemployer pension plans. Generally, the plans provide defined benefits to substantially all employees covered by collective bargaining agreements. Under the Employee Retirement Income Security Act, a contributor to a multiemployer plan is liable, upon termination or withdrawal from a plan, for its proportionate share of a plan’s unfunded vested liability. We currently have no intention of withdrawing from any of the multiemployer pension plans in which we participate. The net cost of these plans was $89,242 in the eleven months ended January 3, 2003, $6,479 for the month ended February 1, 2002, $5,710 for the month ended December 28, 2001, $42,452 in 2001 and $30,420 in 2000. During the eleven months ended January 3, 2003, the net cost of the multiemployer pension plans included cost incurred by us on several large projects performed under the Raytheon Settlement which were funded on a cost reimbursable basis.

12.  TRANSACTIONS WITH AFFILIATES

We purchased goods and services from the chairman of our board of directors, who was also our president and chief executive officer, as follows:

Successor Company

Predecessor Company

	Eleven months ended January 3, 2003	One month ended February 1, 2002	One month ended December 28, 2001	Year ended November 30, 2001	Year ended December 1, 2000
Capital expenditures	$258	$17	$55	$299	$1,201
Lease and maintenance of corporate aircraft	1,934	149	199	3,370	4,555
Parts, rentals, overhauls and repairs	731	111	17	1,436	5,100
Administrative support services	21	—	9	250	178

We mined and sold ballast, sold an aircraft and realized gains on sales of equipment to affiliates of the chairman of our board of directors as follows:

Successor Company

Predecessor Company

	Eleven months ended January 3, 2003	One month ended February 1, 2002	One month ended December 28, 2001	Year ended November 30, 2001	Year ended December 1, 2000
Ballast sales	$2,383	$8	$—	$1,931	$450
Sale of construction equipment and aircraft	—	—	—	630	6,500
Gain on sales of equipment, net	—	—	—	314	—

Insurance, surety bonds, financial advisory services and construction materials were purchased by us from firms owned by or affiliated with persons who were members of our board of directors at the time of purchase as follows:

Successor Company

Predecessor Company

	Eleven months ended January 3, 2003	One month ended February 1, 2002	One month ended December 28, 2001	Year ended November 30, 2001	Year ended December 1, 2000
Insurance premiums paid, net	$—	$—	$—	$17,333	$11,879
Insurance fees	—	—	—	1,048	1,250
Financial advisory services	—	700	—	536	4,311
Construction materials	1,879	—	—	—	—

From time to time, we engaged Relational Advisors LLC, an investment advisory and consulting firm formerly known as Batchelder & Partners, Inc. (“BPI”), of which a principal of the firm is a member of our board of directors, to act as our financial advisor pursuant to written engagement agreements. In March 2001, we entered into an agreement with BPI pursuant to which we were to pay a monthly retainer of $100; however, retainer fees subsequent to our entering into Chapter 11 reorganization on May 14, 2001 were not paid. Under our Plan of Reorganization, the agreement was assumed and retainer fees were brought current after the Effective Date of the Plan of Reorganization. With our consent and the consent of BPI, all retainer agreements between the two parties expired on the Effective Date.

13.  OPERATING SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION

We operate through six business units, each of which comprised a separate reportable business segment: Power, Infrastructure, Mining, Industrial/Process, Defense and Energy & Environment. The reportable segments were separately managed, served different markets and customers and differed in their expertise, technology and resources necessary to perform their services. The presentation of business unit information for the periods prior to 2002 have been reclassified to conform to the presentation for the one month ended February 1, 2002 and the eleven months ended January 3, 2003.

Power provides engineering, construction and operations and maintenance services in both nuclear and fossil power markets for turnkey new power plant construction, plant expansion, retrofit and modification, decontamination and decommissioning, general planning, siting and licensing and environmental permitting.

Infrastructure provides diverse engineering and construction and construction management services for highways and bridges, airports and seaports, tunnels and tube tunnels, railroad and transit lines, water storage and transport, water treatment, site development and hydroelectric facilities. The business unit generally performs as a general contractor or as a joint venture partner with other contractors on domestic and international projects.

Mining provides contract-mining, engineering, resource evaluation, geologic modeling, mine planning, simulation modeling, equipment selection, production scheduling and operations management to coal, industrial minerals and metals markets.

Industrial/Process provides engineering, design, procurement, construction services and total facilities management for general manufacturing, pharmaceutical and biotechnology, metals processing, institutional buildings, food and consumer products, automotive, aerospace, telecommunications and pulp and paper industries.

Defense provides a complete range of technical services to the U.S. Department of Defense, including operations and management services, environmental and chemical demilitarization services, waste handling and storage, architectural engineering services and engineering, procurement and construction services for the armed forces.

Energy & Environment provides services to the U.S. Department of Energy, which is responsible for maintaining the nation’s nuclear weapons stockpile and performing environmental cleanup and remediation. The business unit also provides the U.S. government with construction, contract management, supply chain management, quality assurance, administration and environmental cleanup and restoration services. Energy & Environment also provides safety management consulting and waste and environmental technology and engineered products, including radioactive waste containers and technical support services.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate performance and allocate resources based on segment assets, gross profit and equity income in mining ventures. Segment operating income is total segment revenue reduced by segment cost of revenue, goodwill amortization, integration and merger costs and restructuring costs.

	Successor Company	Predecessor Company
	Eleven months ended January 3, 2003	One month ended February 1, 2002	One month ended December 28, 2001	Year ended November 30, 2001	Year ended December 1, 2000
Revenue
Power	$920,068	$85,551	$67,487	$839,434	$480,748
Infrastructure	692,107	79,924	71,784	940,334	699,802
Mining	63,227	5,326	4,172	92,237	98,075
Industrial/Process	574,468	64,271	65,730	957,156	762,136
Defense	494,981	62,107	56,358	582,447	364,533
Energy & Environment	560,355	50,357	41,544	598,180	633,280
Intersegment, eliminations and other	6,408	2,376	1,214	31,827	52,271
Total revenues	$3,311,614	$349,912	$308,289	$4,041,615	$3,090,845
Gross profit (loss)
Power	$23,886	$199	$1,049	$(8,136)	$(49,196)
Infrastructure	14,758	3,028	3,355	24,468	(15,989)
Mining	1,805	100	(624)	9,909	16,140
Industrial/Process	3,536	631	(1,984)	(3,462)	(1,003)
Defense	42,140	1,956	1,977	28,119	(75,840)
Energy & Environment	74,411	5,568	325	68,496	39,144
Intersegment and other unallocated operating costs	(11,500)	(362)	(3,896)	(21,699)	(7,952)
Total gross profit (loss)	$149,036	$11,120	$202	$97,695	$(94,696)
Equity in income of mining ventures	$27,342	$3,109	$1,258	$17,890	$13,080

	Successor Company	Predecessor Company
	Eleven months ended January 3, 2003	One month ended February 1, 2002	One month ended December 28, 2001	Year ended November 30, 2001	Year ended December 1, 2000
Operating income (loss)
Power	$23,886	$199	$(6,755)	$(8,273)	$(49,196)
Infrastructure	14,758	3,028	2,334	24,430	(16,039)
Mining	29,147	3,209	611	27,528	28,355
Industrial/Process	3,536	631	(13,961)	(6,274)	(834)
Defense	42,140	1,956	1,928	28,061	(75,840)
Energy & Environment	77,831	5,568	(4,906)	54,772	24,955
Intersegment, impairments and other unallocated operating costs	(59,638)	(5,167)	(11,049)	(101,993)	(1,262,931)
Total operating income (loss)	$131,660	$9,424	$(31,798)	$18,251	$(1,351,530)

	Successor Company		Predecessor Company
Assets as of	January 3, 2003	February 1, 2002	November 30,2001
		(Fresh-start)
Power	$47,991	$119,694	$115,206
Infrastructure	263,463	366,907	381,556
Mining	133,998	103,099	132,583
Industrial/Process	116,700	130,903	153,599
Defense	68,849	97,085	71,646
Energy & Environment	265,968	420,492	433,598
Corporate and other(a)	518,395	545,192	852,207
Total assets	$1,415,364	$1,783,372	$2,140,395

(a)   Assets of corporate and other principally consist of goodwill and deferred tax assets.

	Successor Company	Predecessor Company
Capital expenditures	Eleven months ended January 3, 2003	One month ended February 1, 2002	One month ended December 28, 2001	Year ended November 30, 2001	Year ended December 1, 2000
Power	$269	$15	$57	$229	$284
Infrastructure	3,424	296	361	15,460	26,074
Mining	2,972	58	372	2,574	6,426
Industrial/Process	3,286	657	320	1,199	5,481
Defense	113	—	—	—	193
Energy & Environment	5,321	1,474	156	12,024	7,624
Corporate and other	7,572	1,403	—	5,532	2,005
Total capital expenditures	$22,957	$3,903	$1,266	$37,018	$48,087

Successor Company

		Predecessor Company
Depreciation and goodwill amortization	Eleven months ended January 3, 2003	One month ended February 1, 2002	One month ended December 28, 2001	Year ended November 30, 2001	Year ended December 1, 2000
Power	$137	$12	$279	$2,947	$1,394
Infrastructure	34,505	2,971	3,272	42,650	24,135
Mining	6,269	586	583	6,048	7,020
Industrial/Process	2,780	270	664	5,593	5,766
Defense	137	14	14	38	93
Energy & Environment	1,214	172	1,375	21,197	20,391
Corporate and other	5,700	1,587	658	10,514	14,436
Total depreciation and amortization	$50,742	$5,612	$6,845	$88,987	$73,235

Investment in equity method investees

At January 3, 2003, February 1, 2002 and November 30, 2001, we had $99,356, $68,700 and $83,792, respectively, in investments accounted for by the equity method. These investments were held and reported as part of the Mining business unit.

Geographic areas

Geographic data regarding our revenue is shown below. Geographical disclosures of long-lived assets were impracticable.

	Successor Company	Predecessor Company
Geographic data	Eleven months ended January 3, 2003	One month ended February 1, 2002	One month ended December 28, 2001	Year ended November 30, 2001	Year ended December 1, 2000
Revenue
United States	$3,044,201	$321,885	$271,152	$3,416,522	$2,683,609
International	267,413	28,027	37,137	625,093	407,236
Total revenue	$3,311,614	$349,912	$308,289	$4,041,615	$3,090,845

Revenue from international operations in all periods presented were in numerous geographic areas without significant concentration.

Major customers

Ten percent or more of our total revenues were derived from contracts and subcontracts performed by the Power, Industrial/Process, Defense and Energy & Environment business units for the following customers for the periods shown:

Successor Company

Predecessor Company

	Eleven months ended January 3, 2003	One month ended February 1, 2002	One month ended December 28, 2001	Year ended November 30, 2001	Year ended December 1, 2000
U.S. Department of Energy	$315,687	$26,938	$17,726	$398,300	$426,265
U.S. Department of Defense	748,656	84,745	77,380	813,606	482,206
Raytheon Company	513,247	44,058	31,024	42,540	—

14.  CONTINGENCIES AND COMMITMENTS

Summitville environmental matters

From July 1985 to June 1989, Industrial Constructors Corp. (“ICC”), one of our wholly-owned subsidiaries, performed various contract mining and construction services at the Summitville mine near Del Norte, Colorado. In 1996, the United States and the State of Colorado commenced an action under the Comprehensive Environmental Response, Compensation and Liability Act in the U.S. District Court for the District of Colorado against Mr. Robert Friedland, a PRP, to recover the response costs incurred and to be incurred at the Summitville Mine Superfund Site (the “Site”). In October 1999, the United States and the State of Colorado amended their complaints to add claims against ICC and other parties.

In December 2001, we entered into settlement agreements with the United States, the State of Colorado and Mr. Friedland. As a result, the United States and the State of Colorado were deemed to have a general unsecured claim against us in the amount of $20,288 in the bankruptcy proceedings, and Mr. Friedland obtained a settlement in the amount of $15,000. In connection with the bankruptcy proceedings, the general unsecured claim of the United States and the State of Colorado was discharged on the Effective Date pursuant to our Plan of Reorganization. Mr. Friedland has been assigned the right to proceed against insurance carriers under specified insurance policies by which we were insured with respect to claims for defense, contribution or indemnity relating to the Site and to the actions brought by the United States and the State of Colorado. Mr. Friedland has agreed to proceed directly against the insurance carriers and will not enforce or seek the payment of the settlement by us. As a result of this settlement, we recorded a liability of $20,288 at December 1, 2000.

Contract related matters

We have contracts with the U.S. government, the allowable costs of which are subject to adjustments upon audit and negotiation by various agencies of the U.S. government. Audits by the U.S. government and negotiations of indirect costs are substantially complete through 2000. Audits by the U.S. government of 2001 indirect costs are in progress. We are also in the process of preparing cost impact statements as required under U.S. Cost Accounting Standards for 1999 through 2001, which are subject to audit by the U.S. government and negotiation. We have also prepared and submitted to the government cost impact statements for 1989 through 1995 for which we believe no adjustments are necessary. We believe that the results of the indirect costs audits and negotiations and the cost impact statements will not result in a material change to our financial position, results of operations or cash flows.

Letters of credit

In the normal course of business, we cause letters of credit to be issued in connection with contract performance obligations that are not required to be reflected in the balance sheet. We are obligated to reimburse the issuer of such letters of credit for any payments made thereunder. At January 3, 2003, February 1, 2002 and November 30, 2001, $207,110, $176,019 and $177,247, respectively, in face amount of letters of credit were outstanding. We have pledged cash and cash equivalents as collateral for our reimbursement obligations with respect to $38,000 in face amount of specified letters of credit that were outstanding at January 3, 2003. At January 3, 2003, $169,011 of the outstanding letters of credit were issued under the Senior Secured Revolving Credit Facility.

Long-term leases

Total rental and long-term lease payments for real estate and equipment charged to operations were $53,488 in the eleven months ended January 3, 2003, $5,235 for the month ended February 1, 2002, $6,352 for the month ended December 28, 2001, $74,718 in 2001 and $85,520 in 2000. Future minimum rental payments under operating leases, some of which contain renewal or escalation clauses, with remaining noncancelable terms in excess of one year at January 3, 2003 were as follows:

Year ending	Real estate	Equipment	Total
January 2, 2004	$30,741	$4,432	$35,173
December 31, 2004	28,014	1,709	29,723
December 30, 2005	25,559	1,350	26,909
December 29, 2006	24,634	1,222	25,856
December 28, 2007	23,221	1,095	24,316
Thereafter	16,500	80	16,580
Totals	$148,669	$9,888	$158,557

Guarantees

We have guaranteed the indemnity obligations of WGSG relating to the sale of EMD to Curtiss-Wright Corporation for the potential occurrence of specified events, including breaches of representations and warranties and/or failure to perform certain covenants or agreements. Generally, the indemnification provisions expire within three years and are capped at $20,000. In addition, the indemnity provisions relating to environmental conditions obligate WGSG to pay Curtiss-Wright Corporation up to a maximum $3,500 for environmental losses they incur over $5,000. WGSG is also responsible for environmental losses that exceed $1,300 related to a specified parcel of the sold property. If WGSG is unable to perform its indemnity obligations, BNFL has agreed to indemnify us for 40% of losses we incur as a result of our guarantee. We believe that the indemnification provisions will not have a material adverse effect on our financial position, results of operations or cash flows.

Other

In May 1998, Leucadia National Corporation (“Leucadia”) filed an action against us and some of our officers and directors in the U.S. District Court for the District of Utah. The complaint alleged fraud in the sale of shares of MK Gold Corporation (“MK Gold”) by Old MK to Leucadia and sought rescission of the sale and restitution of $22,500. Leucadia contended that we knew or believed that a non-competition agreement between us and MK Gold was unenforceable and failed to disclose that belief to Leucadia. The non-competition agreement was the subject of separate litigation between MK Gold and us. MK Gold was seeking alleged damages of up to $10,000. On January 5, 1999, the two cases were consolidated for trial. In April 2001, we entered into a settlement agreement with Leucadia and MK Gold and, as a result, (1) the litigation was dismissed and the parties granted one another mutual releases; (2) we paid to MK Gold $1,500; (3) we issued a promissory note to MK Gold for $10,000 and (4) we agreed to extend the term of the non-competition agreement through 2006. The settlement was reflected as a cost in 2000. In our bankruptcy proceedings, the non-competition agreement and the extension thereof contained in the settlement agreement were rejected and terminated and amounts due to MK Gold under the promissory note were treated as a general unsecured claim and were discharged on the Effective Date pursuant to our Plan of Reorganization.

In September 2001, Westmoreland Resources, a mining venture in which we hold a 20% ownership interest and to which we provide contract mining services, asserted claims against us in our bankruptcy proceedings. In addition, Westmoreland Resources claimed that (1) we had been overpaid under various mining contracts over a six-year period, (2) we likely would be obligated to reimburse Westmoreland Resources for a portion of past due royalties that may be imposed against Westmoreland Resources by the U.S. government and the Crow Indian Tribe, (3) we are obligated to pay for repairs to mining equipment (a dragline tub) owned by Westmoreland Resources and (4) Westmoreland Resources is entitled to adequate assurances about whether we would be able to perform final reclamation at the end of mining operations on the properties leased by Westmoreland Resources. Westmoreland Resources also asserted that they are overpaying us for contract mining services we currently provide them. In December 2002, the bankruptcy court approved a settlement agreement addressing all claims in litigation between us and Westmoreland Resources. As part of the settlement, we paid Westmoreland Resources an amount in satisfaction of the claim relating to the dragline tub. All of the claims were dismissed with prejudice, except the claim relating to the alleged royalties, which was dismissed without prejudice.

Some current and former officers, employees and directors of Washington Group were named defendants in an action filed by two former participants in the Old MK 401(k) Plan and Employee Stock Ownership Plan in the U.S. District Court for the District of Idaho. The complaint alleges, among other things, that the defendants breached certain fiduciary duties. On July 12, 2000, the court denied plaintiffs’ motion to reconsider a prior summary judgment in favor of specified defendants and granted summary judgment with respect to specified other defendants. As a result, Washington Group and all current and former officers, employees and directors have been dismissed from the action. The court also certified the case as a class action. The remaining defendants in this proceeding are the two plan committees and two companies (to which we had indemnification obligations that were discharged in our bankruptcy proceedings) involved in administration of the plans.

From the spring of 1996 through the spring of 2001, we were the environmental remediation contractor for the U.S. Army Corps of Engineers (the “Corps”) with respect to remediation at the Tar Creek Superfund site at a former mining area in northeast Oklahoma. The Corps had contracted with the U.S. Environmental Protection Agency to remove lead contaminated soil in residential areas from more than 2,000 sites and replace it with clean fill material. In February 2000, various federal investigators working with the U.S. Attorney’s Office for the Northern District of Oklahoma executed search warrants and seized our local project records. Allegations made at the time included claims that the project had falsified truck load tickets and had claimed compensation for more loads than actually were hauled, or had indicated that full loads had been hauled when partial loads actually were carried, as well as claims that the project had sought compensation for truckers and injured workers who were directed to remain at the job site, but not to work. The criminal investigation relating to the execution of the search warrants remains pending. Through claims filed in our bankruptcy proceedings and conversations with lawyers from the Civil Division of the U.S. Department of Justice, we have learned that a qui tam lawsuit has been filed against us under the federal False Claims Act by private citizens alleging fraudulent or false claims by us for payments we received in connection with the Tar Creek remediation project. We believe that there was no wrongdoing by us or our employees at this project.

In about 1998, Washington Infrastructure, Inc., formerly known as Raytheon Infrastructure, Inc., a wholly-owned subsidiary from the acquisition of RE&C, contracted with the School Construction Authority of the City of New York (the “Authority”) to provide construction management and inspection services in connection with the construction of a new school facility. The Authority brought suit against the prime contractor to correct deficiencies in materials and/or workmanship. The prime contractor agreed to perform rework and absorb the cost of approximately $4,500 to end the dispute with the Authority. As part of the settlement, the Authority also agreed to assign to the prime contractor any claims it had against us arising from the defective work. Thereafter, the prime contractor sued the Authority alleging claims for betterment, sued us alleging negligent inspection and sued a number of other parties.

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

15.  SUPPLEMENTAL CASH FLOW INFORMATION

Successor Company

Predecessor Company

	Eleven months ended January 3, 2003	One month ended February 1, 2002	One month ended December 28, 2001	Year ended November 30, 2001	Year ended December 1, 2000
Supplemental cash flow information
Interest paid	$15,874	$451	$7	$31,975	$20,376
Income taxes paid, net	2,646	975	304	7,125	8,816
Supplemental non-cash investing activities
Adjustment to investment in foreign subsidiaries for cumulative translation adjustments, net of income taxes	$9,652	$80	$482	$1,851	$(8,575)
Business combinations:
Fair value of assets	$—	$—	$—	$—	$1,651,653
Liabilities assumed	—	—	—	—	(1,491,523)
Total cash paid, including acquisition costsof $7,705	$—	$—	$—	$—	$160,130

16.  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the periods ended January 3, 2003, February 1, 2002, December 28, 2001, November 30, 2001 and December 1, 2000 was as follows:

For eleven months ended January 3, 2003	Before-tax amount	Tax (expense) or benefit	Net-of-tax amount
Foreign currency translation adjustments	$14,849	$(5,197)	$9,652
Minimum pension liability adjustment, net of minority interests	(992)	389	(603)
Other comprehensive income	$13,857	$(4,808)	$9,049

For one month ended February 1, 2002	Before-tax amount	Tax (expense) or benefit	Net-of-tax amount
Foreign currency translation adjustments	$123	$(43)	$80
Amounts reclassified to net income in fresh-start reporting	31,038	(10,770)	20,268
Other comprehensive income	$31,161	$(10,813)	$20,348

For one month ended December 28, 2001	Before-tax amount	Tax (expense) or benefit	Net-of-tax amount
Foreign currency translation adjustments	$748	$(266)	$482
Other comprehensive income	$748	$(266)	$482

For year ended November 30, 2001	Before-tax amount	Tax (expense) or benefit	Net-of-tax amount
Foreign currency translation adjustments	$2,849	$(998)	$1,851
Unrealized gains on marketable securities:
Unrealized net holding gains arising during period	775	(301)	474
Less: Reclassification adjustment for net gains realized in net income	(1,411)	550	(861)
Net unrealized losses	(636)	249	(387)
Derivatives designated as cash flow hedges:
Cumulative effect of adoption of accounting principle	(1,901)	740	(1,161)
Realized loss on settled or terminated contracts	4,502	(1,752)	2,750
Net derivative activity	2,601	(1,012)	1,589
Minimum pension liability adjustment, net of minority interests	(7,578)	2,948	(4,630)
Other comprehensive loss	$(2,764)	$1,187	$(1,577)

For year ended December 1, 2000	Before-tax amount	Tax (expense) or benefit	Net-of-tax amount
Foreign currency translation adjustments	$(12,113)	$3,538	$(8,575)
Unrealized gains on marketable securities:
Unrealized net holding gains arising during period	398	(160)	238
Less: Reclassification adjustment for net gains realized in net income	(194)	78	(116)
Net unrealized gains	204	(82)	122
Unrealized loss on foreign exchange contracts	(2,601)	1,012	(1,589)
Minimum pension liability adjustment, net of minority interests	146	(57)	89
Other comprehensive loss	$(14,364)	$4,411	$(9,953)

The accumulated balances related to each component of other comprehensive income (loss) were as follows:

	Foreign currency items	Unrealized gains (losses) on securities	Net derivative activity	Minimum pension liability adjustment	Accumulated Other comprehensive income (loss)
Balance at December 3, 1999	$(9,476)	$265	$—	$(89)	$(9,300)
Other comprehensive income (loss)	(8,575)	122	(1,589)	89	(9,953)
Balance at December 1, 2000	(18,051)	387	(1,589)	—	(19,253)
Other comprehensive income (loss)	1,851	(387)	1,589	(4,630)	(1,577)
Balance at November 30, 2001	(16,200)	—	—	(4,630)	(20,830)
Other comprehensive income	482	—	—	—	482
Balance at December 28, 2001	(15,718)	—	—	(4,630)	(20,348)
Other comprehensive income	15,718	—	—	4,630	20,348
Balance at February 1, 2002	—	—	—	—	—
Other comprehensive income (loss)	9,652	—	—	(603)	9,049
Balance at January 3, 2003	$9,652	$—	$—	$(603)	$9,049

17.  CAPITAL STOCK, STOCK PURCHASE WARRANTS AND STOCK COMPENSATION PLAN

As discussed in Note 4, “Reorganization Case and Fresh-start Reporting,” our Plan of Reorganization canceled all of the then outstanding shares of capital stock, stock purchase warrants and stock options as of January 25, 2002, and new capital stock, stock purchase warrants and stock options were issued.

Capital stock

Pursuant to our certificate of incorporation, we have the authority to issue 100,000 shares of common stock and 10,000 shares of preferred stock. Preferred stock could be issued at any time or from time to time in one or more series with such designations, powers, preferences and rights, qualifications, limitations and restrictions thereon as determined by our board of directors.

Stock purchase warrants

At January 3, 2003, we had outstanding new stock purchase warrants giving rights to acquire 8,520 shares of our common stock. The warrants were issued in three series as follows:

Tranche A - 3,086 shares at an exercise price of $28.50 per share

Tranche B - 3,527 shares at an exercise price of $31.74 per share

Tranche C - 1,907 shares at an exercise price of $33.51 per share

All of the above warrants will expire in January 2006.

Stock compensation plans

We had a stock compensation plan for employees and non-employee directors (the “1994 Plan”) which provided for grants in the form of nonqualified stock options or incentive stock options (“ISOs”) and restricted stock awards. Additional shares of common stock available each year for grants under the 1994 Plan were equal to 3% of the outstanding shares as of the first day of such year. Exercise prices for nonqualified stock options were determined by our board of directors. Exercise prices for ISOs were equal to the fair market value of our common stock at the date of grant. Stock options extended for and vested over periods of up to ten years as determined by our board of directors. Our board of directors could accelerate the vesting period after award of an option. The number of shares available for grant of ISOs could not exceed 2,900 shares, and no individual could be granted stock options or restricted stock awards for more than 5,000 shares over any three-year period.

Non-employee directors could elect to forego receipt in cash of certain fees earned during any year in return for an option with a grant price equal to 80% of the fair market value of our common stock, vesting quarterly during the year with a term period of up to ten years as determined by our board of directors. Non-employee directors elected options for 95 and 85 shares in lieu of fees earned in 2001 and 2000, respectively.

On April 11, 1997, our stockholders adopted the 1997 Stock Option and Incentive Plan for Non-employee Directors (the “1997 Plan”) which provided for grants in the form of nonqualified stock options and restricted stock awards. Grant prices per share for stock options were at fair market value at the date of grant. The number of shares available for grant as options and restricted stock awards was 500 shares, of which no more than 100 shares could be awarded as restricted. Grants of nonqualified stock options and restricted stock awards to the non-employee directors under the 1997 Plan did not preclude grants under the 1994 Plan. Options were subject to terms and conditions determined by our board of directors and had a term not exceeding ten years from the date of grant.

As of January 25, 2002, all outstanding grants under the 1994 Plan and 1997 Plan were canceled.

Washington Group International, Inc.’s Equity and Performance Incentive Plan (the “2002 Plan”) became effective January 25, 2002 upon our emergence from bankruptcy. Under the 2002 Plan, our board of directors may approve the award of option rights, appreciation rights, performance units, performance shares, restricted shares, deferred shares or other awards to directors, officers and key employees for us and our subsidiaries. Our common shares available to the 2002 Plan shall not exceed 5,952 shares. Awards are subject to terms and conditions determined by our board of directors. As of January 3, 2003, only option rights have been awarded under the 2002 Plan.

Specified members of management, designated employees and our board of directors were granted nonqualified stock options pursuant to a management option plan to purchase an aggregate total of 1,819 shares of the new common stock, subject to dilution, with a term of ten years and strike prices determined at the market price on the dates of award ranging from $13.40 to $24.00 per share. One-third of the stock options vested on the date of grant, one-third will vest on the first anniversary of the date of grant and the final third will vest on the second anniversary of the date of grant. The vesting period for future grants will be determined by our board of directors.

The chairman of our board of directors, Mr. Dennis R. Washington, was granted stock options to purchase shares of the new common stock in three tranches. The first tranche expires five years after the Effective Date. The remaining tranches expire four years after the Effective Date. One-third of each tranche vested on the Effective Date, an additional one-third of each tranche vested on the first anniversary of the Effective Date and the final third of each tranche will vest on the second anniversary of the Effective Date. However, all options immediately vest if Mr. Washington is removed from his position as chairman for reasons other than death or disability or if we undergo a change of control. The number of shares and respective strike prices for each tranche are as follows:

	Number of shares	Strike price per share
Tranche A	1,389	$24.00
Tranche B	882	$31.74
Tranche C	953	$33.51

Option activity under our stock plans is summarized as follows:

Number of options	Outstanding at beginning	Granted	Canceled	Exercised	Outstanding at end
Successor Company
Eleven months ended January 3, 2003	4,417	626	(10)	—	5,033
Options issued upon emergence from bankruptcy	—	4,417	—	—	4,417
Predecessor Company
One month ended February 1, 2002	7,390	—	(7,390)	—	—
One month ended December 28, 2001	7,417	—	(27)	—	7,390
Year ended November 30, 2001	7,638	636	(857)	—	7,417
Year ended December 1, 2000	4,824	3,427	(480)	(133)	7,638

Number of options	Outstanding at beginning	Granted	Canceled	Exercised	Outstanding at end
Weighted-average exercise price
Successor Company
Eleven months ended January 3, 2003	$27.60	$19.65	$24.00	$—	$26.62
Options issued upon emergence from bankruptcy	—	27.60	—	—	27.60
Predecessor Company
One month ended February 1, 2002	8.72	—	8.72	—	—
One month ended December 28, 2001	8.72	—	9.38	—	8.72
Year ended November 30, 2001	8.73	9.46	9.33	—	8.72
Year ended December 1, 2000	9.78	7.32	9.30	8.58	8.73

Number of options	Exercisable at end of period	Shares available for grant
Successor Company
January 3, 2003	1,688	919
Options issued upon emergence from bankruptcy	1,486	1,535
Predecessor Company
February 1, 2002	—	—
December 28, 2001	2,450	2,689
November 30, 2001	2,476	2,663
December 1, 2000	1,516	2,442

Weighted-average exercise price	Exercisable at end
Successor Company
January 3, 2003	$26.60
Options issued upon emergence from bankruptcy	27.56
Predecessor Company
February 1, 2002	—
December 28, 2001	8.34
November 30, 2001	8.36
December 1, 2000	8.81

Long-term incentive program

On February 14, 2003, we adopted a Long-term Incentive Program (“LTIP”) designed to provide long-term incentives to executives to increase stockholder value. The LTIP utilizes vesting periods to encourage participating executives to continue in our employ by linking a portion of compensation to stockholder returns and thereby also acting as a retention device.

The LTIP consists of (1) nonqualified stock options issued through fixed-price grants, the size and timing of which will be determined by the board of directors, and (2) performance unit awards, which will be awarded annually and will mature three years from the date of award. The performance unit awards will represent a multiple of salary. The value of each performance unit will be calculated at the end of the three-year performance period to which it relates, based on performance results relative to predetermined corporate financial goals. At the end of each three-year period, the value of mature performance units will be paid either in cash or common stock, provided the threshold performance metrics have been achieved.

On February 14, 2003, our board of directors approved the grant of 577 nonqualified stock options and 384 performance units. Certain aspects of the plan implementation are subject to shareholder approval.

Stock-based compensation

We adopted the disclosure-only provisions of the Financial Accounting Standards Board Statement No. 123 Accounting for Stock-Based Compensation (“SFAS No. 123”) issued in October 1995. Accordingly, compensation cost has been recorded based only on the intrinsic value of the options granted. No compensation cost was recognized for the eleven months ended January 3, 2003, one month ended February 1, 2002 and one month ended December 28, 2001. We recognized $4 and $192 of compensation cost in 2001 and 2000, respectively, for stock-based compensation awards. If we had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income (loss) would have been adjusted to the pro forma amounts as described in Note 1, “Significant Accounting Policies.”

The Black-Scholes option valuation model was used to estimate the fair value of the options for purposes of the pro forma presentation set forth in Note 1, “Significant Accounting Policies.”

The following assumptions were used in the valuation and no dividends were assumed:

Successor Company

Predecessor Company

	Eleven months ended January 3, 2003	Year ended November 30, 2001	Year ended December 1, 2000
Average expected life (years)	5	7	7
Expected volatility	42.3%	40.7%	40.2%
Risk-free interest rate	5.04%	5.7%	6.1%
Weighted-average fair value:
Exercise price greater than market price at grant	$8.00	$—	$—
Exercise price equal to market price at grant	8.65	3.71	2.99
Exercise price less than market price at grant	—	4.44	3.67

The assumptions used in the Black-Scholes option valuation model are highly subjective, particularly as to stock price volatility of the underlying stock, and can materially affect the resulting valuation.

The following table summarizes information regarding options that were outstanding at January 3, 2003:

	Options outstanding			Options exercisable
Price range	Number	Weighted-average exercise price	Weighted-average remaining contractual life	Number	Weighted-average exercise price
Below $21.00	440	$17.80	9.50	147	$17.80
$21.00 - $31.74	3,640	25.88	5.60	1,224	25.86
Above $31.74	953	33.51	3.06	317	33.51

Stockholder rights plan

On June 21, 2002, our board of directors adopted a stockholder rights plan under which we will issue one right for each outstanding share of our common stock. The rights expire in 2012 unless they are earlier redeemed, exchanged or amended by the board of directors. The board also adopted a Three-Year Independent Director Evaluation (“TIDE”) policy with respect to the plan. Under the TIDE policy, a committee comprised solely of independent directors will review the plan at least once every three years to determine whether to modify the plan in light of all relevant factors.

The rights will initially trade together with our common stock and will not be exercisable until 10 days after the earlier of a public announcement that a person or group has acquired beneficial ownership of 15% or more, with certain exceptions, of our common stock or the commencement of, or public announcement of an intent to commence, a tender or exchange offer which, if successful, would result in the offeror acquiring 15% or more of our common stock. Once exercisable, each right would separate from the common stock and be separately tradeable.

If a person or group acquires beneficial ownership of 15% or more, with certain exceptions, of our common stock, or if we are acquired in a merger or other business combination, each right then exercisable would entitle its holder to purchase, at the exercise price of $125 per right, shares of our common stock, or the surviving company’s stock if we are not the surviving company, with a market value equal to twice the right’s exercise price.

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

18.  FINANCIAL INSTRUMENTS

The estimated fair values of financial instruments at January 3, 2003, February 1, 2002 and November 30, 2001 were determined by us, using available market information and valuation methodologies believed to be appropriate. However, judgment is necessary in interpreting market data to develop the estimates of fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.

The carrying amounts and estimated fair values of certain financial instruments at January 3, 2003, February 1, 2002 and November 30, 2001 were as follows:

	Successor Company				Predecessor Company
	January 3, 2003		February 1, 2002 (Fresh-start)		November 30, 2001
	Carrying amount	Fair value	Carrying amount	Fair value	Carrying amount	Fair value
Financial assets
Customer retentions	$23,546	$22,733	$33,822	$32,341	$45,609	$43,184
Financial liabilities
Subcontract retentions	19,623	18,946	17,164	16,412	11,751	11,126

The fair value of other financial instruments, including those included in assets and liabilities held for sale, was comprised of (1) cash and cash equivalents, accounts receivable excluding customer retentions, unbilled receivables and accounts and subcontracts payable excluding retentions which approximate cost because of the immediate or short-term maturity and (2) customer retentions, subcontract retentions and customer advances estimated by discounting expected cash flows at rates currently available to us for instruments with similar risks and maturities. As discussed in Note 4, “Reorganization Case and Fresh-start Reporting,” a significant amount of our liabilities, including all of our outstanding debt, were liabilities subject to compromise at November 30, 2001. As such, fair values for these liabilities are not meaningful.

QUARTERLY FINANCIAL DATA

(In millions except per share data)

UNAUDITED

Selected quarterly financial data for the years ended January 3, 2003 and November 30, 2001 is presented below.

	Predecessor Company

		Successor Company

Quarters ended	February 1, 2002(a)	March 29, 2002(b)	June 28, 2002	September 27, 2002	January 3, 2003
Revenue(d)	$349.9	$607.0	$960.5	$903.7	$840.4
Gross profit(d)	11.1	27.9	41.2	45.7	34.2
Reorganization items	(72.1)	—	—	(3.5)	.4
Income (loss) before extraordinary item	(45.0)	9.5	9.2	9.3	9.7
Extraordinary item-gain on debt discharge	567.2	—	—	—	—
Net income	522.2	9.5	9.2	9.3	9.7
Income per share - basic and diluted	— (c)	.38	.37	.37	.39
Market price
High		24.00	24.00	22.00	17.00
Low		17.20	19.00	13.00	12.20

	Predecessor Company
2001 Quarters ended	March 2		June 1		August 31	November 30
Revenue(d)	$1,015.2		954.1		981.4	1,090.9
Gross profit(d)	42.1		23.6		13.8	18.2
Reorganization items	—		8.9		(30.5)	(34.9)
Net income	(2.4)		(10.1)		(32.4)	(40.1)
Income (loss) per share	—	(c)	—	(c)	— (c)	— (c)
Market price
High	12.30		2.79		.40	.25
Low	1.37		.91		.06	.03

(a)   One month ended February 1, 2002.

(b)   Two months ended March 29, 2002.

(c)          Net income (loss) per share is not presented for this period, as it is not meaningful because of the revised capital structure of the Successor Company.

(d)         Revenue and gross profit, as previously reported in our quarterly reports on Form 10-Q for the respective periods, have been reclassified to conform to the presentation of equity in income of mining ventures in this report on Form 10-K. Previously, equity in income of mining ventures had been reported as a component of total revenue.

ITEM 9.                   CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the fiscal year ended January 3, 2003, there were no changes in, or disagreements with, accountants on accounting and financial disclosure matters.

PART III

ITEM 10.                DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by this Item will be set forth under the captions “Directors” and “Executive Officers” in our definitive proxy statement for our annual meeting of stockholders, to be filed not later than April 9, 2003, and is incorporated herein by this reference.

ITEM 11.                EXECUTIVE COMPENSATION

The information called for by this Item will be set forth under the caption “Report of the Compensation Committee on Executive Compensation for 2002” in our definitive proxy statement for our annual meeting of stockholders, to be filed not later than April 9, 2003, and is incorporated herein by this reference.

ITEM 12.                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Securities authorized for issuance under equity compensation plans

	(a)		(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	5,033,000	(1)	$26.62	919,000
Equity compensation plans not approved by security holders	—		—	—
Total	5,033,000		$26.62	919,000

(1)          Our Equity and Performance Incentive Plan was adopted and approved as a part of our Plan of Reorganization. Under Delaware law, approval of the Plan of Reorganization by the bankruptcy court is the equivalent of unanimous shareholder approval.

ITEM 13.                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this Item will be set forth under the caption “Certain Relationships and Related Transactions” in our definitive proxy statement for our annual meeting of stockholders, to be filed not later than April 9, 2003, and is incorporated herein by this reference.

ITEM 14.       CONTROLS AND PROCEDURES

Evaluation of our Disclosure Controls and disclosure of changes to Internal Controls.

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms. Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and

III-1

Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective.

CEO and CFO certificates

Immediately following the Signatures section of this report on Form 10-K, there are two certifications, one each by the CEO and the CFO. They are required under Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This Item 14, Controls and Procedures, is referred to in the Section 302 Certifications and should be read in conjunction with the Section 302 Certifications.

Disclosure controls

“Disclosure Controls” are procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure Controls are also designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding disclosure.

Internal controls

“Internal Controls” are procedures that are designed to provide reasonable assurance that (1) our transactions are properly authorized, recorded and reported and (2) our assets are safeguarded against unauthorized or improper use, so that our financial statements may be prepared in accordance with generally accepted accounting principles.

Limitations on the effectiveness of controls

Our management, including the CEO and CFO, do not expect that our Disclosure Controls and/or our Internal Controls will prevent or detect all error or fraud. A system of controls is able to provide only reasonable, not complete, assurance that the control objectives are being met, no matter how extensive those control systems may be. Also, control systems must be established within the opposing forces of risk and resources, (i.e., the benefits of a control system must be considered relative to its costs). Because of these inherent limitations that exist in all control systems, no evaluation of Disclosure Controls and/or Internal Controls can provide absolute assurance that all errors or fraud, if any, have been detected. The inherent limitations in control systems include various human and system factors that may include errors in judgment or interpretation regarding events or circumstances or inadvertent error. Additionally, controls can be circumvented by the acts of a single person, by collusion on the part of two or more people or by management override of the control. Over time, controls can also become ineffective as conditions, circumstances, policies, technologies, level of compliance and people change. Because of such inherent limitations, in any cost-effective control system over financial information, misstatements may occur due to error or fraud and may not be detected.

Scope of evaluation of Disclosure Controls

The evaluation of our Disclosure Controls performed by our CEO and CFO included obtaining an understanding of the design and objective of the controls, the implementation of those controls and the results of the controls on this report on Form 10-K. We have established a Disclosure Committee whose duty is to perform procedures to evaluate the Disclosure Controls and provide the CEO and CFO with the results of their evaluation as part of the information considered by the CEO and CFO in their evaluation of Disclosure Controls. In the course of the evaluation of Disclosure Controls, we reviewed the controls that are in place to record, process, summarize and report, on a timely basis, matters that require disclosure in our reports filed under the Securities Exchange Act of 1934. We also considered the adequacy of the items disclosed in this report on Form 10-K.

III-2

Conclusions

Based upon the evaluation of Disclosure Controls described above, our CEO and CFO have concluded that, subject to the limitations described above, our Disclosure Controls are effective to ensure that material information relating to Washington Group and its consolidated subsidiaries is made known to management, including the CEO and CFO, so that required disclosures have been included in this report on Form 10-K.

We have also reviewed our system of Internal Controls and our CEO and CFO have concluded that subsequent to the date of their evaluation, there have been no significant changes in our Internal Controls or in other factors that could significantly affect Internal Controls.

III-3

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)   Documents filed as a part of this Form 10-K.

1.	The Consolidated Financial Statements, together with the report thereon of Deloitte & Touche LLP, are included in Part II, Item 8 of this report

Independent Auditors’ Report

Consolidated Statements of Operations for the eleven months ended January 3, 2003 (Successor Company operations), the one month ended February 1, 2002, the one month ended December 28, 2001, and each of the two years in the period ended November 30, 2001 (Predecessor Company operations)

Consolidated Statements of Comprehensive Income (Loss) for the eleven months ended January 3, 2003 (Successor Company operations), the one month ended February 1, 2002, the one month ended December 28, 2001, and each of the two years in the period ended November 30, 2001 (Predecessor Company operations)

Consolidated Balance Sheets at January 3, 2003, February 1, 2002 (Successor Company balance sheets) and November 30, 2001 (Predecessor Company balance sheet)

Consolidated Statements of Cash Flows for the eleven months ended January 3, 2003 (Successor Company operations), the one month ended February 1, 2002, the one month ended December 28, 2001, and each of the two years in the period ended November 30, 2001 (Predecessor Company operations)

Consolidated Statements of Stockholders’ Equity (Deficit) for the eleven months ended January 3, 2003 (Successor Company operations), the one month ended February 1, 2002, the one month ended December 28, 2001, and each of the two years in the period ended November 30, 2001 (Predecessor Company operations)

Notes to Consolidated Financial Statements

2.	Valuation, Qualifying and Reserve Accounts

Financial statement schedules not listed above are omitted because they are not required or are not applicable, or the required information is given in the financial statements including the notes thereto. Captions and column headings have been omitted where not applicable.

3.	Exhibits

The exhibits to this report are listed in the Exhibit Index contained elsewhere in this report.

IV-1

(b)   Reports on Form 8-K.

On October 25, 2002, we filed a current report on Form 8-K dated October 24, 2002 reporting that Thomas H. Zarges had been named Chief Operating Officer following the retirement from full time service of Charles R. Oliver. Louis E. Pardi replaced Thomas Zarges as president of our Power business unit.

On October 29, 2002, we filed a current report on Form 8-K dated October 28, 2002 reporting that on October 28, 2002, we sold the Electro-Mechanical Division of our Westinghouse Government Services subsidiary to Curtiss-Wright Corporation.

On November 22, 2002, we filed a current report on Form 8-K dated November 21, 2002 reporting that Earl L. Ward had been named Vice President and Treasurer, replacing Frank S. Finlayson who had been named Senior Vice President - Project Development.

On December 23, 2002, we filed a current report on Form 8-K dated December 23, 2002 reporting that we had filed an application with the NASDAQ Stock Market to list our securities on the NASDAQ National Market®.

IV-2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized on March 12, 2003.

Washington Group International, Inc.

By	/s/ George H. Juetten
George H. Juetten, Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below on March 12, 2003 by the following persons on our behalf in the capacities indicated.

Chief Executive Officer and President and Director
/s/ Stephen G. Hanks	(Principal Executive Officer)

Executive Vice President and Chief Financial Officer
/s/ George H. Juetten	(Principal Financial Officer)

Senior Vice President and Controller
/s/ Reed N. Brimhall	(Principal Accounting Officer)

/s/ Dennis R. Washington*	Chairman and Director

/s/ David H. Batchelder*	Director

/s/ Michael R. D’Appolonia *	Director

/s/ William J. Flanagan*	Director

/s/ C. Scott Greer*	Director

/s/ William H. Mallender*	Director

/s/ Michael P. Monaco*	Director

/s/ Cordell Reed*	Director

/s/ Bettina M. Whyte*	Director

/s/ Dennis K. Williams*	Director

*Craig G. Taylor, by signing his name hereto, does hereby sign this Form 10-K on behalf of each of the above-named officers and directors of Washington Group International, Inc., pursuant to powers of attorney executed on behalf of each such officer and director.

By	/s/ Craig G. Taylor
Craig G. Taylor, Attorney-in-fact

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER OF

WASHINGTON GROUP INTERNATIONAL, INC.

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Stephen G. Hanks, certify that:

1.     I have reviewed this annual report on Form 10-K of Washington Group International, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the consolidated financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.               designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.               presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a.               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 12, 2003

/s/ Stephen G. Hanks
Stephen G. Hanks
President and Chief Executive Officer

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER OF

WASHINGTON GROUP INTERNATIONAL, INC.

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, George H. Juetten, certify that:

1.     I have reviewed this annual report on Form 10-K of Washington Group International, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the consolidated financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.               designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.               presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a.               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 12, 2003

/s/ George H. Juetten
George H. Juetten
Executive Vice President and Chief Financial Officer

WASHINGTON GROUP INTERNATIONAL, INC.

SCHEDULE II.  VALUATION, QUALIFYING AND RESERVE ACCOUNTS

(In thousands)

Allowance for Doubtful Accounts Receivables Deducted in the Balance Sheet from Accounts Receivable

Period Ended	Balance at Beginning of Period	Provisions Charged to Operations	Other	Deductions	Balance at End of Period
Predecessor Company
Year ended December 1, 2000	$(5,133)	$(10,298)	$—	$161	$(15,270)
Year ended November 30, 2001	(15,270)	(21,847)	—	13,216	(23,901)
One month ended December 28, 2001	(23,901)	(6,467)	—	4,427	(25,941)
One month ended February 1, 2002	(25,941)	(160)	—	1,311	(24,790)
Successor Company
Eleven months ended January 3, 2003	(24,790)	(13,444)	—	18,820	(19,414)

Deferred Income Tax Asset Valuation Allowance Deducted in the Balance Sheet

from Deferred Income Tax Asset

Period Ended	Balance at Beginning of Period	Provisions Charged to Operations	Other		Deductions		Balance at End of Period
Predecessor Company
Year ended December 1, 2000	$(41,987)	$(31,241)	$(12,023	)(2)	$40,666	(1)	$(44,585)
Year ended November 30, 2001	(44,585)	(90)	—		—		(44,675)
One month ended December 28, 2001	(44,675)	—	—		—		(44,675)
One month ended February 1, 2002	(44,675)	(577)	—		—		(45,252)
Successor Company
Eleven months ended January 3, 2003	(45,252)	(3,260)	—		—		(48,512)

Estimated Costs to Complete Long-Term Contracts Included in the Balance Sheet

in Billings in Excess of Cost and Estimated Earnings on Uncompleted Contracts

Period Ended	Balance at Beginning of Period	Provisions Charged to Operations	Other		Deductions	Balance at End of Period
Predecessor Company
Year ended December 1, 2000	$(31,947)	$(78,676)	$—		$29,028	$(81,595)
Year ended November 30, 2001	(81,595)	(104,123)	13,441	(3)	82,893	(89,384)
One month ended December 28, 2001	(89,384)	(4,537)	—		6,083	(87,838)
One month ended February 1, 2002	(87,838)	(3,740)	—		10,021	(81,557)
Successor Company
Eleven months ended January 3, 2003	(81,557)	(54,750)	—		60,147	(76,160)

S-1

Provision for Future Losses on Joint Venture Contracts Deducted in the Balance Sheet

from Investments in and Advances to Joint Ventures

Period Ended	Balance at Beginning of Period	Provisions Charged to Operations	Other	Deductions	Balance at End of Period
Predecessor Company
Year ended December 1, 2000	$(6,256)	$(2,235)	$367	$5,889	$(2,235)
Year ended November 30, 2001	(2,235)	(12,909)	—	2,116	(13,028)
One month ended December 28, 2001	(13,028)	—	—	225	(12,803)
One month ended February 1, 2002	(12,803)	(649)	—	919	(12,533)
Successor Company
Eleven months ended January 3, 2003	(12,533)	(7,143)	—	1,485	(18,191)

(1)          Change in valuation allowance related to estimates of the future realization of acquired deductible temporary differences that have been treated as a reduction of goodwill.

(2)          Value of foreign net operating losses acquired in acquisition of RE&C.

(3)          Represents amount transferred to liabilities held for sale.

S-2

WASHINGTON GROUP INTERNATIONAL, INC.

EXHIBIT INDEX

Copies of exhibits will be supplied upon request. Exhibits will be provided at a fee of $.25 per page requested.

Exhibit Number	Exhibit Description

2.1

Stock Purchase Agreement dated as of April 14, 2000, among Raytheon Company, Raytheon Engineers & Constructors International, Inc. and Washington Group International, Inc. (“Washington Group”) (filed as Exhibit 2 to Washington Group’s Form 10-Q Quarterly Report for the quarter ended March 3, 2000 and incorporated herein by reference).

2.2.1

Second Amended Joint Plan of Reorganization of Washington Group, et. al. (filed as Exhibit 99.1 to Washington Group’s Form 8-K Current Report filed on August 2, 2001 and incorporated herein by reference).

2.2.2

Modification to Second Amended Joint Plan of Reorganization of Washington Group, et. al. (filed as Exhibit 99.1 to Washington Group’s Form 8-K Current Report filed on August 31, 2001 and incorporated herein by reference).

2.2.3

Second modification to Second Amended Joint Plan of Reorganization of Washington Group, et. al. (filed as Exhibit 2.3 to Washington Group’s Form 8-K Current Report filed on January 4, 2002 and incorporated herein by reference).

2.2.4

Third Modification to Second Amended Joint Plan of Reorganization of Washington Group, et. al. (filed as Exhibit 2.4 to Washington Group’s Form 8-K Current Report filed on January 4, 2002 and incorporated herein by reference).

3.1

Amended and Restated Certificate of Incorporation of Washington Group (filed as Exhibit 3.1 to Washington Group’s Form 8-K Current Report filed on February 8, 2002 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Washington Group (filed as Exhibit 3.2 to Washington Group’s Form 8-K Current Report filed on February 8, 2002 and incorporated herein by reference).

4.1	Specimen certificate of Washington Group’s common stock (filed as Exhibit 4.1 to Washington Group’s Form 10-Q Quarterly Report for quarter ended June 28, 2002 and incorporated herein by reference).

4.2

Specimen certificate of Washington Group’s Tranche A Warrants (filed as Exhibit 4.2 to Washington Group’s Form 10-Q Quarterly Report for quarter ended June 28, 2002 and incorporated herein by reference).

4.3

Specimen certificate of Washington Group’s Tranche B Warrants (filed as Exhibit 4.3 to Washington Group’s Form 10-Q Quarterly Report for quarter ended June 28, 2002 and incorporated herein by reference).

4.4

Specimen certificate of Washington Group’s Tranche C Warrants (filed as Exhibit 4.4 to Washington Group’s Form 10-Q Quarterly Report for quarter ended June 28, 2002 and incorporated herein by reference).

4.5

Warrant Agreement dated as of January 25, 2002, between Washington Group and Wells Fargo Bank Minnesota, National Association, as warrant agent (filed as Exhibit 4.3 to Washington Group’s Form 8-K Current Report filed on February 8, 2002 and incorporated herein by reference).

4.6

Registration Rights Agreement dated January 25, 2002, among Washington Group and certain parties identified therein (filed as Exhibit 4.2 to Washington Group’s Form 8-K Current Report filed on February 8, 2002 and incorporated herein by reference).

4.11

Rights Agreement dated as of June 21, 2002, by and between Washington Group and Wells Fargo Bank Minnesota, National Association, as rights agent (filed as Exhibit 4.1 to Washington Group’s Registration Statement on Form 8-A filed on June 24, 2002 and incorporated herein by reference).

10.1.1

Credit Agreement dated as of January 24, 2002, among Washington Group, Credit Suisse First Boston, as administrative agent, collateral monitoring agent, lead arranger and book manager, ABLECO Finance LLC, as documentation agent, and certain lenders and issuers identified therein (filed as Exhibit 10.1 to Washington Group’s Form 8-K Current Report filed on February 8, 2002 and incorporated herein by reference).

10.1.2

Amendment No. 1 and Consent dated as of June 28, 2002, to Washington Group’s Credit Agreement dated as of January 24, 2002, among Washington Group, Credit Suisse First Boston, as administrative agent, collateral monitoring agent, lead arranger and book manager, ABLECO Finance LLC, as documentation agent, and certain lenders and issuers identified therein (filed as Exhibit 10.1 to Washington Group’s Form 10-Q Quarterly Report for quarter ended June 28, 2002 and incorporated herein by reference).

10.2

Pledge and Security Agreement dated as of January 24, 2002, among Washington Group, certain subsidiaries of Washington Group identified therein and Credit Suisse First Boston, as administrative agent (filed as Exhibit 10.2 to Washington Group’s Form 8-K Current Report filed on February 8, 2002 and incorporated herein by reference).

10.3

Shareholders Agreement dated December 18, 1993 among Morrison Knudsen BV, a wholly-owned subsidiary of Washington Group, Lambique Beheer BV and Ergon Overseas Holdings Limited (filed as Exhibit 10.6 to Washington Group’s Form 10-K Annual Report for fiscal year ended November 30, 1997 and incorporated herein by reference).

10.4

Asset Purchase Agreement dated as of June 25, 1998 between CBS Corporation and WGNH Acquisition, LLC related to the acquisition of the Westinghouse Energy Systems Business Unit from CBS Corporation (filed as Exhibit 10.10 to Washington Group’s Form 10-K Annual Report for fiscal year ended November 30, 1998 and incorporated herein by reference).

10.5

Asset Purchase Agreement dated as of June 25, 1998 between CBS Corporation and WGNH Acquisition, LLC related to the acquisition of the Westinghouse Government and Environmental Services Company business from CBS Corporation (filed as Exhibit 10.11 to Washington Group’s Form 10-K Annual Report for fiscal year ended November 30, 1998 and incorporated herein by reference).

10.6

Amended and Restated Consortium Agreement between Washington Group’s wholly-owned subsidiary, Washington Group International, Inc., an Ohio corporation, and BNFL USA Group, Inc. (filed as Exhibit 10.3 to Washington Group’s Form 10-Q Quarterly Report for quarter ended February 26, 1999 and incorporated herein by reference.)

10.7

Asset Purchase Agreement dated as of October 25, 2002, between Westinghouse Government Services Company LLC and Curtiss-Wright Electro-Mechanical Corporation (filed as Exhibit 99.2 to Washington Group’s Form 8-K/A Amended Current Report filed on November 1, 2002 and incorporated herein by reference)

10.8

Trust and Disbursing Agreement dated as of January 25, 2002, among Washington Group, the Official Unsecured Creditors’ Committee and Wells Fargo Bank Minnesota, National Association, as disbursing agent (filed as Exhibit 10.4 to Washington Group’s Form 8-K Current Report filed on February 8, 2002 and incorporated herein by reference).

10.9

Settlement Agreement dated as of January 23, 2002, among Washington Group, Raytheon Company and Raytheon Engineers & Constructors International, Inc. (filed as Exhibit 10.5 to Washington Group’s Form 8-K Current Report filed on February 8, 2002 and incorporated herein by reference).

10.10.1

Washington Group International, Inc. Equity and Performance Incentive Plan (filed as Exhibit 10.7 to Washington Group’s Form 8-K Current Report filed on February 8, 2002 and incorporated herein by reference). #

10.10.2*	Amendment No. 1 to Washington Group International, Inc. Equity and Performance Incentive Plan (pending shareholder approval). #

10.11

Washington Group International, Inc. Equity and Performance Incentive Plan - California (filed as Exhibit 10.8 to Washington Group’s Form 8-K Current Report filed on February 8, 2002 and incorporated herein by reference). #

10.12

Description of Washington Group’s additional retention and incentive arrangements (filed as Exhibit 10.9 to Washington Group’s Form 10-Q Quarterly Report for quarter ended March 29, 2002 and incorporated herein by reference). #

10.13

Letter Agreement dated as of November 15, 2001, between Washington Group and Dennis R. Washington (filed as Exhibit 10.9 to Washington Group’s Form 8-K Current Report filed on February 8, 2002 and incorporated herein by reference). #

10.14

Form of Indemnification Agreement (filed as Exhibit 10.10 to Washington Group’s Form 8-K Current Report filed on February 8, 2002 and incorporated herein by reference). # A schedule listing the directors and officers with whom Washington Group has entered into such agreements is filed herewith. # *

10.15	Washington Group Key Executive Disability Insurance Plan (filed as Exhibit 10.12 to Old MK’s Form 10-K Annual Report for year ended December 31, 1992 and incorporated herein by reference). #

10.16	Washington Group Executive Life Insurance Plan (filed as Exhibit 10.13 to Old MK’s Form 10-K Annual Report for year ended December 31, 1992 and incorporated herein by reference). #

10.17.1

Washington Group’s Retention Agreement with Stephen G. Hanks dated as of March 20, 2001 (filed as Exhibit 10.20 to Washington Group’s Form 10-K Annual Report for fiscal year ended November 30, 2001 and incorporated herein by reference). #

10.17.2*	Amendment to Washington Group’s Retention Agreement with Stephen G. Hanks. #

10.18.1

Form of Washington Group’s Retention Agreement (filed as Exhibit 10.21 to Washington Group’s Form 10-K Annual Report for fiscal year ended November 30, 2001 and incorporated herein by reference). #  A schedule listing the Executive Officers with whom Washington Group has entered into such agreements is filed herewith.*

10.18.2*	Form of Amendment to Washington Group’s Retention Agreement and schedule listing Executive Officers with whom Washington Group has entered into such amendments. #

10.19

Washington Group’s letter agreement with Thomas H. Zarges dated as of March 7, 2001 (filed as Exhibit 10.23 to Washington Group’s Form 10-K Annual Report for fiscal year ended November 30, 2001 and incorporated herein by reference). #

10.20*	Description of Washington Group Short-Term Incentive Plan adopted on November 9, 2002. #

10.21*	Description of Washington Group Restoration Plan adopted on November 9, 2002. #

10.22*	Description of Washington Group Voluntary Deferred Compensation Plan adopted on November 9, 2002. #

10.23*	Description of Washington Group Executive Financial Counseling Program adopted on February 14, 2003. #

21.*	Subsidiaries of Washington Group.

24.*	Powers of Attorney.

99.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#      Management contract or compensatory plan

*      Filed herewith