Form 10-Q
period 2003-04-04
WASHINGTON GROUP INTERNATIONAL INC
filed 2003-05-19
CIK 906469

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended

April 4, 2003

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

☒Yes                ☐No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

☒ Yes            ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

☒ Yes            ☐ No

At April 4, 2003, 25,000,000 shares of the registrant’s $.01 par value common stock were outstanding.

WASHINGTON GROUP INTERNATIONAL, INC.

Quarterly Report on Form 10-Q for the

Quarterly Period Ended April 4, 2003

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

Some other factors that may affect our businesses, financial position or results of operations include:

•                  Accidents and conditions, including industrial accidents, labor disputes, geological conditions, environmental hazards, weather and other natural phenomena

•                  Special risks of international operations, including uncertain political and economic environments, acts of terrorism or war, potential incompatibilities with foreign joint venture partners, foreign currency fluctuations and controls, civil disturbances and labor issues

•                  Special risks of contracts with the government, including the failure of applicable governing authorities to take necessary actions to secure or maintain funding for particular projects with us, the unilateral termination of contracts by the government, reimbursement obligations to the government for funds previously received and other regulatory risks

•                  Maintenance of government-compliant cost systems

•                  The economic well-being of our private and public customer base and its ability and intentions to invest capital in engineering and construction activities

For a description of additional risk factors that may affect our businesses, financial position or results of operations, see “Business - Risk Factors” in Part I, Item 1 of our annual report on Form 10-K for the fiscal year ended January 3, 2003.

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON GROUP INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share data)

(UNAUDITED)

	Successor Company		Predecessor Company
	Three months ended April 4, 2003	Two months ended March 29, 2002	One month ended February 1, 2002
Revenue	$657,465	$607,030	$349,912
Cost of revenue	(619,965)	(579,138)	(338,792)
Gross profit	37,500	27,892	11,120
Equity in net earnings of unconsolidated affiliates	8,762	3,573	3,109
General and administrative expenses	(10,111)	(8,058)	(4,180)
Restructuring charges	—	—	(625)
Operating income	36,151	23,407	9,424
Investment income	366	—	400
Interest expense (a)	(6,945)	(4,538)	(1,193)
Other income (expense), net	(73)	2,644	(563)
Income before reorganization items, income taxes, minority interests and extraordinary item	29,499	21,513	8,068
Reorganization items (Note 8)	—	—	(72,057)
Income tax (expense) benefit	(12,832)	(9,055)	20,078
Minority interests in income of consolidated subsidiaries	(3,887)	(2,941)	(1,132)
Net income (loss) before extraordinary item	12,780	9,517	(45,043)
Extraordinary item - gain on debt discharge, net of tax of $343,539 (Note 8)	—	—	567,193
Net income	$12,780	$9,517	$522,150
Net income per share
Basic and diluted	$.51	$.38	— (b)
Common shares used
Basic	25,000	25,000	— (b)
Diluted	25,022	25,000	— (b)

The accompanying notes are an integral part of the consolidated financial statements.

(a)          Contractual interest expense not recorded during bankruptcy proceedings for the one month ended February 1, 2002 was $7,090.

(b)         Net income per share is not presented for this period, as it is not meaningful because of the revised capital structure of the Successor Company upon emergence from bankruptcy protection.

WASHINGTON GROUP INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands except per share data)

(UNAUDITED)

	Successor Company
	April 4, 2003	January 3, 2003
ASSETS
Current assets
Cash and cash equivalents	$126,635	$171,192
Accounts receivable, including retentions of $22,201 and $23,546, respectively	259,854	261,925
Unbilled receivables	128,192	131,043
Investments in and advances to construction joint ventures	7,773	23,271
Deferred income taxes	70,022	74,223
Assets held for sale	22,002	23,543
Other	46,792	45,897
Total current assets	661,270	731,094
Investments and other assets
Equity in unconsolidated affiliates	115,890	99,356
Goodwill	383,136	387,254
Deferred income taxes	49,689	51,219
Other assets	24,383	27,210
Total investments and other assets	573,098	565,039
Property and equipment
Construction equipment	115,084	124,099
Land and improvements	5,950	5,950
Buildings and improvements	12,422	12,377
Equipment and fixtures	25,852	25,233
Total property and equipment	159,308	167,659
Less accumulated depreciation	(55,763)	(48,428)
Property and equipment, net	103,545	119,231
Total assets	$1,337,913	$1,415,364

The accompanying notes are an integral part of the consolidated financial statements.

	Successor Company
	April 4, 2003	January 3, 2003
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and subcontracts payable, including retentions of $20,408 and $19,623, respectively	$122,375	$165,618
Billings in excess of cost and estimated earnings on uncompleted contracts	186,701	202,600
Accrued salaries, wages and benefits, including compensated absences of $49,456 and $43,580, respectively	109,039	136,214
Other accrued liabilities	75,044	82,513
Liabilities held for sale	11,294	8,167
Total current liabilities	504,453	595,112
Non-current liabilities
Self-insurance reserves	64,512	69,934
Pension and post-retirement benefit obligations	99,016	97,453
Total non-current liabilities	163,528	167,387
Contingencies and commitments
Minority interests	58,234	56,115
Stockholders’ equity
Preferred stock, par value $.01, 10,000 shares authorized	—	—
Common stock, par value $.01, 100,000 shares authorized; 25,000 shares issued	250	250
Capital in excess of par value	521,103	521,103
Stock purchase warrants	28,647	28,647
Retained earnings	50,481	37,701
Accumulated other comprehensive income	11,217	9,049
Total stockholders’ equity	611,698	596,750
Total liabilities and stockholders’ equity	$1,337,913	$1,415,364

WASHINGTON GROUP INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Successor Company		Predecessor Company
	Three months ended April 4, 2003	Two months ended March 29, 2002	One month ended February 1, 2002
Operating activities
Net income	$12,780	$9,517	$522,150
Reorganization items	—	—	36,979
Adjustments to reconcile net income to cash provided (used) by operating activities:
Reorganization items
Cash paid for reorganization items	(2,461)	—	(20,548)
Fresh-start adjustments	—	—	35,078
Extraordinary item - gain on debt discharge	—	—	(567,193)
Depreciation of property and equipment	9,984	10,497	5,612
Amortization of prepaid loan fees	3,025	2,641	624
Normal profit	(752)	(8,558)	(3,518)
Deferred income taxes	8,681	5,525	(10,109)
Minority interests in income of consolidated subsidiaries, before income taxes	6,378	4,763	2,094
Equity in net earnings of unconsolidated affiliates less dividends received	(8,188)	3,456	(3,109)
Loss (gain) on sale of assets, net	(416)	195	227
Decrease (increase) in net operating assets and other	(76,771)	(32,417)	8,301
Net cash provided (used) by operating activities	(47,740)	(4,381)	6,588
Investing activities
Property and equipment acquisitions	(2,074)	(3,569)	(3,903)
Property and equipment disposals	8,043	1,201	2,339
Net cash provided (used) by investing activities	5,969	(2,368)	(1,564)
Financing activities
Payment on senior secured credit facilities	—	—	(20,000)
Financing and bonding fees	—	—	(34,749)
Net borrowings (repayments) from credit agreement	—	(15,000)	40,000
Distributions to minority interests, net	(2,786)	(675)	(227)
Net cash used by financing activities	(2,786)	(15,675)	(14,976)
Decrease in cash and cash equivalents	(44,557)	(22,424)	(9,952)
Cash and cash equivalents at beginning of period	171,192	128,201	138,153
Cash and cash equivalents at end of period	$126,635	$105,777	$128,201
Supplemental disclosure of cash flow information:
Interest paid	$3,878	$1,506	$451
Income tax paid (refunded), net	2,058	(1,574)	975

The accompanying notes are an integral part of the consolidated financial statements.

WASHINGTON GROUP INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(UNAUDITED)

	Successor Company		Predecessor Company
	Three months ended April 4, 2003	Two months ended March 29, 2002	One month ended February 1, 2002
Net income	$12,780	$9,517	$522,150
Other comprehensive income, net of tax:
Foreign currency translation adjustments	2,168	703	80
Amounts reclassified to net income in fresh-start reporting		—	20,268
Other comprehensive income, net of tax	2,168	703	20,348
Comprehensive income	$14,948	$10,220	$542,498

The accompanying notes are an integral part of the consolidated financial statements.

WASHINGTON GROUP INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except per share data)

The terms “we,” “us” and “our” as used in this quarterly report refer to Washington Group International, Inc. (“Washington Group”) and its consolidated subsidiaries unless otherwise indicated. On May 14, 2001, Washington Group and several but not all of its subsidiaries filed for Chapter 11 bankruptcy protection. On January 25, 2002, we emerged from bankruptcy protection. See Note 4, “Reorganization Case and Fresh-start Reporting” in our annual report on Form 10-K for the fiscal year ended January 3, 2003.

1.                   DESCRIPTION OF THE BUSINESS

We are an international provider of a broad range of design, engineering, construction, construction management, facilities and operations management, environmental remediation and mining services to diverse public and private sector clients, including (1) engineering, construction and operations and maintenance services in nuclear and fossil power markets; (2) diverse engineering and construction and construction management services for the highway and bridge, airport and seaport, dam, tunnel, water resource, railway and commercial building markets; (3) engineering, design, procurement, construction and construction management services to industrial companies; (4) contract mining, technical and engineering services for the metals, precious metals, coal, minerals and minerals processes markets; (5) comprehensive nuclear and other environmental and hazardous substance remediation services for governmental and private-sector clients and (6) weapons and chemical demilitarization programs for governmental and private-sector clients. In providing these services, we enter into four basic types of contracts: fixed-price or lump-sum contracts providing for a fixed price for all work to be performed, fixed-unit-price contracts providing for a fixed price for each unit of work to be performed, target-price contracts providing for an agreed upon price whereby we absorb cost escalation to the extent of our expected fee or profit and are reimbursed for costs which continue to escalate beyond our expected fee and cost-type contracts providing for reimbursement of costs plus a fee. Both anticipated income and economic risk are greater under fixed-price and fixed-unit-price contracts than under cost-type contracts. Engineering, construction management and environmental and hazardous substance remediation contracts are typically awarded pursuant to a cost-type contract.

We were originally incorporated in Delaware on April 28, 1993 under the name Kasler Holding Company. In April 1996, we changed our name to Washington Construction Group, Inc. On September 11, 1996, we purchased Morrison Knudsen Corporation, which we refer to in this report as “Old MK,” and changed our name to Morrison Knudsen Corporation. On March 22, 1999, we and BNFL Nuclear Services, Inc. (“BNFL”), an unrelated entity, acquired the government and environmental services businesses of CBS Corporation (now Viacom, Inc.). We refer to these businesses as the “Westinghouse Businesses.” The Westinghouse Businesses currently constitute our Westinghouse Government Services Group (“WGSG”), which is primarily a part of our Energy & Environment business unit. On July 7, 2000, we purchased from Raytheon Company and Raytheon Engineers & Constructors International, Inc. (“RECI” and, collectively with Raytheon Company, the “Sellers”), the capital stock of the subsidiaries of RECI and specified other assets of RECI and assumed specified liabilities of RECI. The businesses that we purchased, which we refer to in this report as “RE&C,” provide engineering, design, procurement, construction, operation, maintenance and other services on a global basis. Following the acquisition, on September 15, 2000, we changed our name to Washington Group International, Inc.

On May 14, 2001, due to near-term liquidity problems resulting from our acquisition of RE&C, we filed for protection under Chapter 11 of the U.S. Bankruptcy Code. On December 21, 2001, the bankruptcy court entered an order confirming the Second Amended Joint Plan of Reorganization of Washington Group International, Inc., et. al., as modified (the “Plan of Reorganization”). The Plan of Reorganization became effective and we emerged from bankruptcy protection on January 25, 2002. For a more detailed discussion of the RE&C acquisition and the resulting bankruptcy, see Note 3, “Acquisition” and Note 4, “Reorganization Case and Fresh-start Reporting” of the Notes to Consolidated Financial Statements in Item 8 of our annual report on Form 10-K for the fiscal year ended January 3, 2003.

2.                   BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements include the accounts of Washington Group and all of its majority-owned subsidiaries and certain construction joint ventures. Investments in non-consolidated construction joint ventures and certain unconsolidated affiliates are accounted for using the equity method. For non-consolidated construction joint ventures, our proportionate share of revenue, cost of revenue and gross profit is included in the consolidated statements of income. Equity in net earnings of unconsolidated affiliates is accounted for under the equity method. All significant intercompany transactions and accounts have been eliminated in consolidation.

These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our annual report on Form 10-K for the fiscal year ended January 3, 2003. The comparative balance sheet and related disclosures at January 3, 2003 have been derived from the audited balance sheet and consolidated footnotes referred to above.

In our opinion, the accompanying unaudited interim consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.

The results of operations for the interim periods presented in these unaudited interim consolidated financial statements are not necessarily indicative of results to be expected for the full year. Future operating results may not be comparable to historical operating results as a result of our filing for protection under Chapter 11 of the U.S. Bankruptcy Code on May 14, 2001, our subsequent emergence therefrom on January 25, 2002 and the implementation of fresh-start reporting on February 1, 2002. Our bankruptcy proceedings and our adoption of fresh-start reporting have materially affected comparability among the reporting periods presented.

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

Our fiscal year is the 52/53 weeks ending on the Friday closest to December 31.

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

Stock-based compensation

We have used the intrinsic value method to account for stock-based employee compensation under the recognition and measurement principles of Accounting Principles Bulletin (“APB”) Opinion No. 25, Accounting

for Stock Issued to Employees, and related interpretations for all periods presented. The following table illustrates the pro forma effect on net income and income per share if we had applied the fair value recognition provisions of the Financial Accounting Standards Board (“FASB”) Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), to stock-based employee compensation.

	Successor Company		Predecessor Company
	Three months ended April 4, 2003	Two months ended March 29, 2002	One month ended February 1, 2002

Net income (loss) before extraordinary item as reported	$12,780	$9,517	$(45,043)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards (1)	(3,471)	(14,477)	10,995
Tax effects	1,355	5,651	(4,291)
Pro forma net income (loss) before extraordinary item	$10,664	$691	$(38,339)
Net income (loss) per share before extraordinary item (2)
As reported – basic and diluted	$.51	$.38	$—
Pro forma – basic and diluted	.43	.03	—

Net income as reported	$12,780	$9,517	$522,150
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards (1)	(3,471)	(14,477)	10,995
Tax effects	1,355	5,651	(4,291)
Pro forma net income	$10,664	$691	$528,854
Net income per share (2)
As reported – basic and diluted	$.51	$.38	$—
Pro forma – basic and diluted	.43	.03	—

(1)          We present pro forma compensation cost as if all stock options granted are expected to vest, with pro forma recognition of actual forfeitures as they occur. Our emergence from bankruptcy protection in January 2002 and the resulting cancellation of all of our previously-existing stock options therefore gave rise to a reversal of compensation expense on a pro forma basis for the one month ended February 1, 2002. Upon emergence from bankruptcy protection, we granted options that vested immediately. Due to this vesting, a significant portion of the total pro forma compensation cost associated with these options is presented as an expense on a pro forma basis during the two months ended March 29, 2002.

(2)          Net income per share is not presented for the Predecessor Company period, as it is not meaningful because of the revised capital structure of the Successor Company.

3.                   ACCOUNTING STANDARDS

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

In April 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS No. 149”), which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). The new guidance amends SFAS No. 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, (2) in connection with other FASB projects dealing with financial instruments and (3) regarding implementation issues raised in relation to the application of the definition of a derivative, particularly regarding the meaning of “underlying” and the characteristics of a derivative that contains financing components. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except as stated below, and for hedging relationships designated after June 30, 2003.

The provisions of SFAS No. 149 relating to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003 should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of “when-issued” securities or other securities that do not yet exist should be applied to existing contracts, as well as new contracts entered into after June 30, 2003.  We are currently assessing, but have not yet determined the impact of SFAS No. 149 on our financial statements.

4.                   VENTURES

Construction joint ventures

We participate in non-consolidated construction joint ventures that are formed to bid, negotiate and complete specific projects. The non-consolidated construction joint ventures are measured on the consolidated balance sheet as equity method investments, and our proportionate share of revenue, cost of revenue and gross profit is included in the income statement. The size, scope and duration of joint-venture projects vary among periods. The tables below represent the financial information of our non-consolidated construction joint ventures in which we hold a 50% or less controlling interest.

Combined financial position of non-consolidated construction joint ventures	April 4, 2003	January 3, 2003
Current assets	$247,239	$273,719
Property and equipment, net	4,391	8,194
Current liabilities	(237,234)	(246,873)
Net assets	$14,396	$35,040

	Successor Company		Predecessor Company
Combined results of operations of non-consolidated construction joint ventures	Three months ended April 4, 2003	Two months ended March 29, 2002	One month ended February 1, 2002
Revenue	$162,358	$123,777	$43,751
Cost of revenue	(149,472)	(117,927)	(42,436)
Gross profit	$12,886	$5,850	$1,315

	Successor Company		Predecessor Company
Washington Group’s share of results of operations of non-consolidated construction joint ventures	Three months ended April 4, 2003	Two months ended March 29, 2002	One month ended February 1, 2002
Revenue	$65,655	$51,939	$17,790
Cost of revenue	(59,671)	(49,446)	(17,387)
Gross profit	$5,984	$2,493	$403

Unconsolidated affiliates

At April 4, 2003, we held ownership interests in several unconsolidated affiliates, the most significant of which are two incorporated mining ventures: MIBRAG mbH (50%) and Westmoreland Resources, Inc. (“Westmoreland Resources”) (20%), which are accounted for under the equity method. We provide contract mining services to these ventures. The tables below represent the financial information of our unconsolidated affiliates in which we hold a 50% or less controlling interest.

Combined financial position of unconsolidated affiliates	April 4, 2003	January 3, 2003
Current assets	$196,383	$201,779
Non-current assets	563,833	538,880
Property and equipment, net	470,507	450,604
Current liabilities	(61,757)	(50,365)
Long-term debt, non-recourse to parents	(259,136)	(272,120)
Other non-current liabilities	(662,789)	(662,454)
Net assets	$247,041	$206,324

	Successor Company		Predecessor Company
Combined results of operations of unconsolidated affiliates	Three months ended April 4, 2003	Two months ended March 29, 2002	One month ended February 1, 2002
Revenue	$101,735	$52,760	$28,403
Cost of revenue	(83,833)	(45,084)	(21,508)
Gross profit	$17,902	$7,676	$6,895

5.                   BUSINESS HELD FOR SALE

During 2001, we elected to pursue the sale of the process technology development portion of our petroleum and chemical business (the “Technology Center”). On April 18, 2003, we sold the Technology Center to Stone & Webster Inc., a subsidiary of The Shaw Group Inc. Stone & Webster Inc. agreed to pay $17,700 in cash, subject to certain adjustments. Operating results for the Technology Center are included as part of the “Intersegment and other unallocated operating costs” in Note 9, “Operating Segment, Geographic and Customer Information.”

For financial reporting purposes, the assets and liabilities of the business held for sale have been classified as “Assets held for sale” and “Liabilities held for sale” in the Consolidated Balance Sheets. The table below provides detail of the assets and liabilities of the Technology Center as of April 4, 2003 and January 3, 2003.

	Successor Company
	April 4, 2003	January 3, 2003
ASSETS
Accounts receivable and unbilled receivables	$6,626	$8,198
Goodwill	13,782	13,782
Property and equipment, net of accumulated depreciation	511	485
Other assets	1,083	1,078
Total assets held for sale	$22,002	$23,543

LIABILITIES
Accounts payable and subcontracts payable	$1,369	$840
Billings in excess of cost and estimated earnings on uncompleted contracts	3,624	4,351
Other liabilities	6,301	2,976
Total liabilities held for sale	$11,294	$8,167

Operating results of businesses held for sale, including the Electro-Mechanical Division (“EMD”) sold in October 2002, are as follows:

	Successor Company		Predecessor Company
	Three months ended April 4, 2003	Two months ended March 29, 2002	One month ended February 1, 2002
Revenue	$8,783	$32,098	$17,088
Net income (loss)	(300)	1,637	960

6.                   CREDIT FACILITIES

DIP Facility

On May 14, 2001, we filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code. On the same day, we entered into a Secured Super-Priority Debtor-in-Possession Revolving Credit Facility (the “DIP Facility”) with some of our subsidiaries as guarantors, for a commitment of $195,000 with the ability to increase the total commitment to $350,000. On June 5, 2001, the DIP Facility lenders approved an increase in the total commitment from $195,000 to $220,000. The DIP Facility was to be used (1) to finance the costs of restructuring and (2) for ongoing working capital, general corporate purposes and letter of credit issuance. The borrowing rate under the DIP Facility was the prime rate, plus an additional margin of 4.0%. The DIP Facility carried other fees, including commitment fees and letter of credit fees, normal and customary for such credit agreements. As of January 24, 2002, we had no outstanding debt and $32,800 of outstanding letters of credit under the DIP Facility. As discussed below, the DIP Facility was replaced by the Senior Secured Revolving Credit Facility on January 25, 2002.

Senior Secured Revolving Credit Facility

In connection with our emergence from bankruptcy protection on January 25, 2002, we entered into a Senior Secured Revolving Credit Facility, providing for an aggregate of $350,000 of revolving borrowing and letter of credit capacity. The Senior Secured Revolving Credit Facility provides for an amount up to $350,000 in the aggregate of loans and other financial accommodations allocated pro rata between two facilities as follows: a Tranche A facility in the amount of $208,350 and a Tranche B facility in the amount of $141,650. The scheduled termination date for the Senior Secured Revolving Credit Facility is thirty months from January 24, 2002, and it may be increased up to a total of $375,000 with the approval of the lenders.

The Senior Secured Revolving Credit Facility was entered into (1) to replace approximately $32,800 in letters of credit issued under the DIP Facility; (2) to retire our DIP Facility and repay any DIP Facility balance (of which there was none); (3) to replace or backstop approximately $120,842 in letters of credit issued under our pre-petition financing facilities entered into to acquire RE&C; (4) to make payments to the pre-petition senior secured lenders and Mitsubishi Heavy Industries pursuant to our Plan of Reorganization; (5) to finance the costs of restructuring; and (6) for ongoing working capital, general corporate purposes and letter of credit issuance. Borrowings under the Senior Secured Revolving Credit Facility are required to be allocated between the two tranches on a proportional split based upon the size of each tranche. The borrowing rate under the Senior Secured Revolving Credit Facility is, for Tranche A, the applicable LIBOR, which has a stated floor of 3%, plus an additional margin of 5.5%, and for Tranche B, LIBOR plus an additional margin of 5.5%. As of April 4, 2003, the effective LIBOR borrowing rate was 8.5% for Tranche A and 6.8% for Tranche B. The Senior Secured Revolving Credit Facility carries other fees, including commitment fees and letter of credit fees, normal and customary for such credit agreements. The Senior Secured Revolving Credit Facility contains affirmative, negative and financial covenants, including minimum net worth, capital expenditures, maintenance of certain financial and operating ratios, and specified events of default which are typical for a credit agreement governing credit facilities of the size, type and tenor of the Senior Secured Revolving Credit Facility. The Senior Secured Revolving Credit Facility also contains affirmative and negative covenants limiting our ability and the ability of certain of our subsidiaries to incur debt or liens, provide guarantees, make investments and pay dividends. There were no amounts borrowed or outstanding under the Senior Secured Revolving Credit Facility at April 4, 2003. Also at April 4, 2003, the borrowing capacity net of outstanding letters of credit was $188,442.

7.                   RESTRUCTURING CHARGES

During 2001, we initiated restructuring actions to improve operational effectiveness and efficiency and reduce expenses globally relative to employment levels and excess facilities consistent with the Plan of Reorganization. A liability was recorded for employee termination benefits, impairment charges and enhanced pension benefits. The severance costs represented expected reductions in work force for management, professional, administrative and operational overhead. During January 2002, charges of $625 for employee terminations were accrued. As part of the Plan of Reorganization in January 2002, restructuring liabilities of $14,155 representing the remaining balance recorded as part of the acquisition of RE&C and consisting of non-cancelable lease obligations were discharged. Our restructuring plan is complete. The remaining liability at April 4, 2003 represents facility closure costs.

The following presents restructuring charges accrued and costs incurred:

	Successor Company		Predecessor Company
	Three months ended April 4, 2003	Two months ended March 29, 2002	One month ended February 1, 2002
Accrued liability at beginning of period	$11,987	$24,718	$44,072
Charges and liabilities accrued:
Severance and other employee costs	—	—	625
Cash expenditures, net of sub-tenant rental income	(870)	(5,156)	(5,824)
Liabilities discharged in bankruptcy	—	—	(14,155)
Accrued restructuring liability at end of period	$11,117	$19,562	$24,718

8.                   REORGANIZATION ITEMS AND EXTRAORDINARY ITEM

Reorganization items

As previously disclosed, on January 25, 2002, the Plan of Reorganization became effective and we emerged from bankruptcy protection. In connection therewith, the following reorganization items were recorded in the one month ended February 1, 2002:

One month ended February 1, 2002
Professional fees and other expenses related to bankruptcy proceedings	$36,072
Impairment of assets of rejected contracts	907
Adjustments to fair values in fresh-start reporting	35,078
Total reorganization items	$72,057

Extraordinary item

During the one month ended February 1, 2002, pursuant to our Plan of Reorganization, we recorded a gain on debt discharge of $1,460,732 related to liabilities compromised from our reorganization, less the value of new common stock and warrants issued of $550,000, net of income taxes of $343,539. See Note 4, “Reorganization Case and Fresh-start Reporting” in our annual report on Form 10-K for the fiscal year ended January 3, 2003.

9.                   OPERATING SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION

We operate through six business units, each of which comprises a separate reportable business segment: Power, Infrastructure, Mining, Industrial/Process, Energy & Environment and Defense. The reportable segments are separately managed, serve different markets and customers, and differ in their expertise, technology and resources necessary to perform their services.

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

Mining provides contract-mining, engineering, resource evaluation, geologic modeling, mine planning, simulation modeling, equipment selection, production scheduling and operations management to coal, industrial minerals and metals markets globally.

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

Segment operating income is total segment revenue reduced by segment cost of revenue and includes equity in net earnings of unconsolidated affiliates. Corporate and other expense consists principally of general and administrative expenses.

	Successor Company		Predecessor Company
	Three months ended April 4, 2003	Two months ended March 29, 2002	One month ended February 1, 2002
Revenue
Power	$176,206	$163,791	$85,551
Infrastructure	121,694	138,890	79,924
Mining	14,452	8,583	5,326
Industrial/Process	119,741	108,380	64,271
Defense	131,182	97,707	62,107
Energy & Environment	88,092	86,608	50,357
Intersegment, eliminations and other	6,098	3,071	2,376
Total revenues	$657,465	$607,030	$349,912
Gross profit (loss)
Power	$7,449	$6,283	$199
Infrastructure	6,854	8,686	3,028
Mining	(233)	(107)	100
Industrial/Process	2,912	1,774	631
Defense	13,722	3,575	1,956
Energy & Environment	8,212	10,175	5,568
Intersegment and other unallocated operating costs	(1,416)	(2,494)	(362)
Total gross profit	$37,500	$27,892	$11,120
Equity in net earnings of unconsolidated affiliates
Power	$—	$—	$—
Infrastructure	—	—	—
Mining	8,574	3,573	3,109
Industrial/Process	382	—	—
Defense	—	—	—
Energy & Environment	(194)	—	—
Intersegment and other	—	—	—
Total equity in net earnings of unconsolidated affiliates	$8,762	$3,573	$3,109
Operating income (loss)
Power	$7,449	$6,283	$199
Infrastructure	6,854	8,686	3,028
Mining	8,341	3,466	3,209
Industrial/Process	3,294	1,774	631
Defense	13,722	3,575	1,956
Energy & Environment	8,018	10,175	5,568
Intersegment and other unallocated operating costs	(1,416)	(2,494)	(987)
General and administrative expenses, corporate	(10,111)	(8,058)	(4,180)
Total operating income	$36,151	$23,407	$9,424

10.            TAXES ON INCOME

The effective tax rates for the three months ended April 4, 2003, two months ended March 29, 2002 and one month ended February 1, 2002 were 43.5%, 42.1% and 38.2%, respectively. The components of the effective tax rate for the various periods are shown in the table below:

	Successor Company		Predecessor Company
Total revenue	Three months ended April 4, 2003	Two months ended March 29, 2002	One month ended February 1, 2002
Federal tax rate	35.0%	35.0%	35.0%
State tax	4.9	4.2	2.8
Nondeductible items	2.8	1.9	.4
Foreign tax	.8	1.0	—
Effective tax rate	43.5%	42.1%	38.2%

11.            CONTINGENCIES AND COMMITMENTS

Contract related matters

We have contracts with the U.S. government, the allowable costs of which are subject to adjustments upon audit and negotiation by various agencies of the U.S. government. Audits by the U.S. government and negotiations of indirect costs are substantially complete through 2000. Audits by the U.S. government of 2001 indirect costs are in progress. We are also in the process of preparing cost impact statements as required under U.S. Cost Accounting Standards for 1999 through 2002, which are subject to audit by the U.S. government and negotiation. We have also prepared and submitted to the government cost impact statements for 1989 through 1998 for which we believe no adjustments are necessary. We believe that the results of the indirect costs audits and negotiations and the cost impact statements will not result in a material change to our financial position, results of operations or cash flows.

Letters of credit

In the normal course of business, we cause letters of credit to be issued in connection with contract performance obligations that are not required to be reflected in the balance sheet. We are obligated to reimburse the issuer of such letters of credit for any payments made thereunder. At April 4, 2003 and January 3, 2003, $199,558 and $207,110, respectively, in face amount of letters of credit were outstanding. We have pledged cash and cash equivalents as collateral for our reimbursement obligations with respect to $38,000 in face amount of specified letters of credit that were outstanding at April 4, 2003. At April 4, 2003, $161,558 of the outstanding letters of credit were issued under the Senior Secured Revolving Credit Facility.

Guarantees

We have guaranteed the indemnity obligations of WGSG relating to the sale of EMD to Curtiss-Wright Corporation in October 2002 for the potential occurrence of specified events, including breaches of representations and warranties and/or failure to perform certain covenants or agreements. Generally, the indemnification provisions expire within three years and are capped at $20,000. In addition, the indemnity provisions relating to environmental conditions obligate WGSG to pay Curtiss-Wright Corporation up to a maximum $3,500 for environmental losses they incur over $5,000. WGSG is also responsible for environmental losses that exceed $1,300 related to a specified parcel of the sold property. If WGSG is unable to perform its indemnity obligations, BNFL has agreed to indemnify us for 40% of losses we incur as a result of our guarantee. We believe that the indemnification provisions will not have a material adverse effect on our financial position, results of operations or cash flows.

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

Government contracts are subject to specific procurement regulations, contract provisions and a variety of other requirements relating to the formation, administration, performance and accounting of these contracts. As a result of our government contracting, claims for civil or criminal fraud may be brought by the government for violations of those regulations, requirements and statutes. See the disclosure at pages I-11 and I-12 of our annual report on Form 10-K for the fiscal year ended January 3, 2003 under the caption “Business - Risk Factors” for a discussion of these risks.

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

In 2002, the Inspector General for the U.S. Agency for International Development (“USAID”) requested documentation about and made inquiries into the contractual relationships between one of our U.S. joint ventures and a local construction company in Egypt. The focus of the inquiry, which is ongoing, is whether the structure of our business relationships with Egyptian companies violated USAID contract regulations with respect to source, origin and nationality requirements. In March 2003, we were notified by the Department of Justice that it is considering recommending civil litigation against us under the False Claims Act and at common law in connection with the matters being investigated by USAID. The Department of Justice is looking at potential violations of the USAID source, origin and nationality regulations in connection with five of our projects located in Egypt which were financed by USAID beginning in 1996. We are responding to the inquiries from USAID and the Department of Justice, and are cooperating with the investigation.

Although the ultimate outcome of the matters discussed above cannot be predicted with certainty, we believe that the outcome of these actions, individually or collectively, will not have a material adverse impact on our financial position, results of operations or cash flows.

In addition to the foregoing, there are other claims, lawsuits, disputes with third parties, investigations and administrative proceedings against us relating to matters in the ordinary course of our business activities that are not expected to have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 2                           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a global engineering and construction company serving clients through six business units: Power, Infrastructure, Mining, Industrial/Process, Defense and Energy & Environment.

We are subject to numerous factors, which have an impact on our ability to win new work. The Power business unit is dependent on the domestic demand for new power generating facilities and the modification of existing power facilities. Infrastructure is affected by the availability of public sector funding for transportation projects and availability of bonding. Mining is affected by demand for coal and other extractive resources. The Industrial/Process business unit is affected in general by the growth prospects in the U.S. economy and more directly by the capital spending plans of its large customer base. Finally, the Defense and Energy & Environment business units are almost entirely dependent on the spending levels of the U.S. government, in particular, the Departments of Defense and Energy.

We believe the following accounting issues and policies are the most significant and critical to a complete understanding of our results of operations.

New work represents the monetary value of a contract entered into with a client that is binding on both parties and reflects the revenue or equity in net earnings of unconsolidated affiliates expected to be recognized from that contract.

Backlog represents the total accumulation of new work awarded less the amount of revenue or equity in net earnings of unconsolidated affiliates recognized to date on contracts at a specific point in time; therefore, it comprises the total value of awarded contracts that are not complete and the revenue or equity in net earnings of unconsolidated affiliates that is expected to be reflected over the remaining life of the projects in process. Backlog is the key predictor of future earnings potential. Although backlog reflects business that we consider to be firm, cancellations or reductions may occur and may reduce backlog and future revenues. We have a significant number of clients that consistently extend or add to the scope of existing contracts. We do not include any estimate of this ongoing work in backlog until awarded.

There are three unique aspects of our approach to new work and backlog:

•                       Government contracts - Most of our government contracts cover several years. However, they are subject to annual appropriations by Congress. To account for the risk that future amounts may not be appropriated, we only include the most immediate two years of forecast revenue in our backlog. Therefore, as time passes and appropriations occur, additional new work is recorded on existing government contracts. At April 4, 2003, government funded contracts comprised approximately 37% of our total backlog.

•                       Mining contracts - Mining contracts span varying periods of time up to the life of the resource. For new work and backlog purposes, we limit the amount recorded to five years. Similar to our practices with government contracts, as time passes, we recognize additional new work as commitments for that future work are firmed up. At April 4, 2003, mining contracts comprised approximately 10% of our total backlog.

•                       At risk and agency contracts - The amount of new work and related backlog recognized depends on whether the contract or project is determined to be an “at-risk” or “agency” relationship between the client and us. Determination of the relationship is based on characteristics of the contract or the relationship with the client. For “at-risk” relationships, the expected gross revenue is included in new work and backlog. For relationships where we act as an agent for our client, only the expected net fee revenue is included in new work and backlog. At April 4, 2003, agency contracts comprised approximately 6% of our total backlog.

Revenue recognition is generally recognized on the “percentage-of-completion” method for construction-type contracts. Revenue is recognized as work is performed and award and other fees are earned for cost-type and operation and maintenance-type contracts. There are various means of determining revenue under the percentage-of-completion method. Most of our fixed-price and target-price contracts use a cost-to-cost approach, where revenue is earned in proportion to costs incurred divided by total costs expected to be incurred. However, if a project includes significant materials or equipment costs, we require that the percentage-of-completion method be based on labor hours, labor dollars or some other appropriate approximation of physical completion rather than on a strict percentage of costs incurred. For certain long-term contracts involving mining and environmental and hazardous substance remediation, completion is measured on estimated physical completion or units of production.

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

•                       Joint ventures - Much of our work on large construction projects is performed through unincorporated joint ventures with one or more partners. The accounting treatment depends on our ownership percentage of the joint venture. For those in which our ownership exceeds 50% and/or we control the joint venture by contract terms or other means, the assets, liabilities and results of operations of the joint venture are fully consolidated in our financial statements, and the minority interests of third parties are separately deducted in our financial statements. For those construction joint ventures in which our ownership is 50% or less or we do not control the joint venture, we report our pro rata portion of revenue and costs, but the balance sheet reflects only our net investment in the project. Joint ventures that do not involve construction activities, in which our ownership is 50% or less or we do not control the joint venture, are reported using the equity method of accounting.

•                       Partially-owned subsidiary companies - Like joint ventures, the accounting treatment depends on our ownership percentage of the subsidiary company. For those in which our ownership exceeds 50%, the assets, liabilities and results of operations of the subsidiary company are fully consolidated in our financial statements, and the minority interests of third parties are separately deducted in our financial statements. However, for those in which our ownership is 50% or less, we reflect our proportion of the net income in the results of operations as equity in net earnings of unconsolidated affiliates and our investment on the balance sheet as our net percentage investment in the subsidiary company.

Normal profit is an accounting concept that results from the requirement that an acquiring company record all contracts of an acquiree that are in process at the date of acquisition, including construction contracts, at fair value. As such, an asset for favorable contracts or a liability for unfavorable contracts is recorded in purchase accounting. These assets or liabilities are then reduced based on revenues recorded over the remaining contract lives effectively resulting in the recognition of a reasonable or normal profit margin on contract activity performed subsequent to the acquisition. Because of the acquisition of RE&C and the below market profit  status of many of the significant acquired contracts, we recorded significant liabilities in purchase accounting. The reduction of these liabilities has an impact on our recorded net income, but has no impact on our cash flows. Most of the contracts with normal profit attributes are now completed and only minor amounts remain to be recognized.

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

Billings in excess of cost and estimated earnings on uncompleted contracts represent amounts actually billed to clients, and perhaps collected, in excess of costs and profits incurred on the project and, as such, are reflected as a liability. Also, in specified business segments, we are sometimes able to negotiate substantial advance payments as a contract condition. These advance payments are reflected in billings in excess of cost and estimated earnings on uncompleted contracts. Provisions for losses on contracts, reclamation reserves on mining contracts and reserves for punch-list costs, demobilization and warranty costs on contracts that have achieved substantial completion and reserves for audit and contract closing adjustments on U.S. government contracts are also included in billings in excess of cost and estimated earnings on uncompleted contracts.

Estimate at completion is a financial forecast of a project that indicates the best current estimate of total revenues and profits at the point in time when the project will be completed. If a project estimate at completion indicates that a project will incur a loss, a provision for the entire loss on the contract is recognized at that time.

General and administrative expenses include executive salaries and corporate functions such as legal services, human resources and finance and accounting.

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

Minority interest reflects the equity investment by third parties in certain subsidiary companies and joint ventures that we have consolidated in our financial statements, and is comprised primarily of BNFL’s interest in WGSG.

Government contract costs are incurred under some of our contracts, primarily in the Defense and Energy & Environment business units. We have contracts with the U.S. government that contain provisions requiring compliance with the U.S. Federal Acquisition Regulation and the U.S. Cost Accounting Standards. The allowable costs we charge to those contracts are subject to adjustment upon audit and negotiation by various agencies of the U.S. government. Audits and negotiations of indirect costs are substantially complete through 2000. Audits of 2001 indirect costs are in progress. We are also in the process of preparing cost impact statements as required under the U.S. Cost Accounting Standards for 1999 through 2002, which are subject to audit and negotiation. We have also prepared and submitted to the U.S. government cost impact statements for 1989 through 1998 for which we believe no adjustments are necessary. We believe that the results of the indirect cost audits and negotiations and the cost impact statements will not result in a material change to our financial position, results of operations or cash flows.

Pension and post-retirement benefit plans include certain plans for which we assumed sponsorship through (1) the acquisition of the Westinghouse Businesses from CBS Corporation (now Viacom, Inc.) by BNFL and us and (2) our acquisition from the Sellers of RE&C. We assumed sponsorship of contributory defined benefit pension plans that cover employees of WGSG. We make actuarially computed contributions as necessary to adequately fund benefits for these plans. We are also the sponsors of an unfunded plan to provide health care benefits for employees of Old MK who retired before July 1, 1993, including their surviving spouses and dependent children. We also provide benefits under company-sponsored retiree health care and life insurance plans for substantially all employees of WGSG. The retiree health care plans require retiree contributions and contain other cost sharing features. The retiree life insurance plan provides basic coverage on a noncontributory basis.

Goodwill is no longer amortized, but is subject to annual impairment tests under the new rules issued in June 2001 by the Financial Accounting Standards Board (“FASB”) in Statements No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). These statements were effective for our fiscal year 2002. Effective February 1, 2002, in conjunction with fresh-start reporting, we adjusted all of our assets and liabilities to estimated fair value. In addition, our income tax attributes include tax deductible goodwill in excess of financial statement goodwill. The tax value of goodwill generates tax deductible amortization although financial statement goodwill is no longer amortized. As goodwill amortization is deducted for income tax purposes, substantially all of the resulting tax benefit reduces financial statement goodwill. Our annual review of the recoverability of goodwill was performed as of October 31, 2002 and indicated that no impairment of goodwill had been experienced.

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

Our calculation of adjusted EBITDA represents earnings before interest, taxes, depreciation and amortization, normal profit and exclusion of bankruptcy-related items, as follows:

	Three months ended
Adjusted EBITDA (Unaudited)	April 4, 2003	March 29, 2002
Net income	$12.8	$531.7
Reorganization items (a)	—	48.4
Net gain in bankruptcy	—	(567.2)
Net income, after adjustments for bankruptcy items	12.8	12.9
Taxes	12.8	12.7
Interest expense	6.9	5.7
Depreciation and amortization (b)	10.0	16.1
Normal profit	(.7)	(12.0)
Total	$41.8	$35.4

(a)          Net of tax of $23.7 million for the three months ended March 29, 2002.

(b)         Depreciation includes $4.1 million and $7.8 million of depreciation on equipment used on a dam and hydropower project in the Philippines for the three months ended April 4, 2003 and the three months ended March 29, 2002, respectively.

RECONCILIATION OF PRO FORMA SUMMARY FINANCIAL DATA TO GAAP

	Three months ended
(In millions)	April 4, 2003	March 29, 2002
Adjusted EBITDA	$41.8	$35.4
Tax (expense) benefit	(12.8)	11.0
Interest expense	(6.9)	(5.7)
Cash paid for reorganization items	(2.5)	(20.5)
Amortization of prepaid loan fees	3.0	3.2
Deferred income taxes	8.7	(4.6)
Minority interest in income of consolidated subsidiaries	6.4	6.8
Equity in net earnings of unconsolidated affiliates less dividends received	(8.2)	.3
Loss (gain) on sale of assets, net	(.4)	.4
Other operating cash flow items	(76.8)	(24.1)
Net cash provided (used) by operating activities	$(47.7)	$2.2
Net cash used by operating activities for the two months ended March 29, 2002		$(4.4)
Plus: Net cash provided by operating activities for the one month ended February 1, 2002		6.6
Net cash provided by operating activities for the three months ended March 29, 2002		$2.2

CONTRACT RENEGOTIATION

Of the twenty-three major RE&C projects that experienced significant contract adjustments, fourteen are now complete and five were eliminated in the insolvency proceedings of Washington International B.V. Of the four remaining projects, two have undergone reformation of the contracts to terms and conditions that permitted us to continue working on the original project and two are continuing under the original terms and conditions. Three projects are in the final stages of completion and one project is still in process.

BUSINESS UNIT NEW WORK AND BACKLOG

New work for each business unit, which represents additions to backlog for the period, is presented below:

NEW WORK	Three months ended
(In millions)	April 4, 2003	March 29, 2002
Power	$359.8	$183.5
Infrastructure	25.9	229.6
Mining	27.2	37.5
Industrial/Process	141.1	169.2
Defense	107.1	164.6
Energy & Environment	89.4	174.4
Other	14.7	8.3
Total new work	$765.2	$967.1

In the three months ended April 4, 2003, new work awarded to the business held for sale totaled $17.5 million.

Backlog at April 4, 2003 and January 3, 2003 consisted of:

BACKLOG (In millions)	April 4, 2003	January 3, 2003
Power	$486.0	$302.4
Infrastructure	670.3	766.1
Mining	283.9	279.8
Industrial/Process	309.9	357.7
Defense	623.4	647.5
Energy & Environment	388.3	386.8
Other	23.4	14.8
Total backlog	$2,785.2	$2,755.1

Backlog for the business held for sale at April 4, 2003 totaled $23.4 million.

New work and backlog

During the three months ended April 4, 2003, we recorded $765.2 million of new work awards, $98.9 million more than recognized for revenue and equity in net earnings of unconsolidated affiliates. During the quarter, we reduced backlog by $68.8 million, primarily related to certain joint ventures that had been consolidated in our financial statements and, beginning in 2003, were accounted for using either proportionate consolidation or the equity method of accounting. See “Overview” for our policy on reporting backlog. At April 4, 2003, backlog was $2,785.2 million, an increase of $30.1 million from the beginning of the quarter. Backlog on government contracts includes only two years’ worth of the portions of such contracts that are currently funded or which management is highly confident will be funded. The reported backlog at April 4, 2003 excludes approximately $869.6 million of government contracts in progress for work to be performed beyond the first quarter of 2005.

The Power business unit’s new work awards during the first quarter of 2003 were $359.8 million, of which $177.5 million was derived from a new power generation project, $54.3 million was derived from projects purchased in the RE&C acquisition which were originally fixed-price contracts but which were converted during 2001 to cost-reimbursable contracts (the “Reformed Contracts”), and $103.6 million resulted from power plant modification projects. Under the Reformed Contracts, the Sellers remain responsible for the performance of the contracts and, as such, continue to fund the construction of the projects. We are retained by the Sellers on a cost-reimbursable basis and continue to provide construction management on the projects. The Infrastructure business unit recorded $25.9 million in new work awards during the three months ended April 4, 2003. Three significant expected awards totaling approximately $300 million have been delayed into future periods. The Mining business unit recorded $27.2 million in new work bookings during the three months ended April 4, 2003, primarily from a new contract related to existing contract-mining operations in Idaho and from existing mining contracts. The Industrial/Process business unit recorded $141.1 million in new work, including $66.3 million for integrated services contracts, $37.6 million for industrial projects and $20.2 on biopharmaceutical projects. During the first quarter of 2003, the Defense business unit recorded new work of $107.1 million, of which $105.1 million came through awards on threat reduction projects. The Energy & Environment business unit recorded $89.4 million in new work during the first quarter, generated primarily from new work awards of $45.6 million on energy projects, $19.7 million of new work related to U.S. Department of Energy (“DOE”) management and $24.1 million of new work in commercial operations.

RESULTS OF OPERATIONS

On January 25, 2002, we emerged from Chapter 11 bankruptcy proceedings and implemented fresh-start reporting effective February 1, 2002 (the “Effective Date”). Accordingly, all assets and liabilities at the Effective Date were adjusted to reflect their respective fair values. The consolidated financial statements after that date are those of a new reporting entity and are not comparable to the pre-emergence periods. However, for purposes of this discussion, the two months ended March 29, 2002 (post-emergence) were combined with the month ended February 1, 2002 (pre-emergence), and reorganization items are presented as bankruptcy-related items, net of tax. The following table is included solely for use in analysis of results of operations and to complement management’s discussion and analysis.

	Three months ended
RESULTS OF OPERATIONS (In millions)	April 4, 2003	March 29, 2002 (Pro forma)
Backlog
Beginning backlog	$2,755.1	$3,378.7
New work	765.2	967.1
Adjustments	(68.8)	—
Revenue and equity in net earnings of unconsolidated affiliates	(666.3)	(963.6)
Ending backlog	$2,785.2	$3,382.2
Total revenue	$657.5	$956.9
Gross profit	$37.5	$39.0
Equity in net earnings of unconsolidated affiliates	8.8	6.7
General and administrative expenses	(10.1)	(12.3)
Restructuring charges	—	(.6)
Operating income	36.2	32.8
Investment income	.3	.4
Interest expense	(6.9)	(5.7)
Other income (loss), net	(.1)	2.2
Income before income taxes, minority interests and bankruptcy-related items	29.5	29.7
Income tax expense	(12.8)	(12.7)
Minority interests in income of consolidated subsidiaries	(3.9)	(4.1)
Income before bankruptcy-related items	12.8	12.9
Reorganization items, net of tax	—	(48.4)
Extraordinary item - debt discharge, net of tax	—	567.2
Net income	$12.8	$531.7

RECONCILIATION OF GAAP TO PRO FORMA SUMMARY FINANCIAL DATA

(In millions)

(UNAUDITED)

	Two months ended March 29, 2002	One month ended February 1, 2002	Adjustments	Three months ended March 29, 2002 (Pro forma)
Total revenue	$607.0	$349.9	$—	$956.9
Gross profit	27.9	11.1	—	39.0
Equity in net earnings of unconsolidated affiliates	3.6	3.1	—	6.7
General and administrative expenses	(8.1)	(4.2)	—	(12.3)
Restructuring charges	—	(.6)	—	(.6)
Operating income	23.4	9.4	—	32.8
Investment income	—	.4	—	.4
Interest expense	(4.5)	(1.2)	—	(5.7)
Other income (expense), net	2.7	(.5)	—	2.2
Income before reorganization items, income taxes, minority interests and extraordinary item	21.6	8.1	—	29.7
Reorganization items	—	(72.1)	72.1	—
Income tax (expense) benefit	(9.1)	20.1	(23.7)	(12.7)
Minority interests in income of consolidated subsidiaries	(3.0)	(1.1)	—	(4.1)
Income (loss) before extraordinary item	9.5	(45.0)	48.4	12.9
Extraordinary item - gain on debt discharge, net of income tax benefit of $343.5	—	567.2	(567.2)	—
Net income	$9.5	$522.2	$(518.8)	$12.9

THREE MONTHS ENDED APRIL 4, 2003 COMPARED TO

THREE MONTHS ENDED MARCH 29, 2002

Revenue and operating income

Revenue for the three months ended April 4, 2003 declined 31% from the first quarter of 2002 to $657.5 million primarily as a result of the completion of several major projects in the Power, Infrastructure and Industrial/Process business units. The decline was also caused by the absence of revenue from the operations of EMD in the Energy & Environment business unit, which division was sold in October 2002. While the Power business unit continued work on new power generation projects, including two acquired as part of the RE&C acquisition, two such projects in process in the first quarter of 2002 were completed later in the year and two remaining projects are nearing completion. The Infrastructure business unit experienced a decline in revenue primarily from the substantial completion of certain projects during the first quarter of 2003, including a dam and hydropower project in the Philippines. The Industrial/Process business unit continued to be impacted by the softness of domestic and international economies and the completion of a significant project, but some markets of Industrial/Process continued to be strong, including automotive and biopharmaceuticals.

Operating income increased $3.4 million for the three months ended April 4, 2003 from the comparable period in 2002. Despite the decline in revenue from projects completed or near completion mentioned above, there was minimal impact on income because several of these major projects contributed nominal operating earnings during the first quarter of 2002. In addition, during the first quarter of 2003, the Defense business unit recognized $8.0 million in income as a result of a negotiated settlement on a construction contract. Operating income of the Industrial/Process business unit for the first quarter of 2003 included $2.6 million from settlements of outstanding project claims. During the first quarter of 2003, operating income of the Infrastructure business unit decreased $4.8 million from the first quarter of 2002 due to the recognition of $10.0 million of normal profit in the first quarter of 2002 versus $.7 million in 2003. This reduction of normal profit from 2002 was partially offset by the favorable resolution of claims totaling $5.6 million during the first quarter of 2003. Also, operating income for the first quarter of 2003 of the Energy & Environment business unit declined $7.7 million from the first quarter of 2002 due to the absence of income from EMD in the first quarter of 2003. Overall, $.7 million of normal profit was recognized in the first quarter of 2003 compared to $12.0 million in the first quarter of 2002.

Included in operating income for the first quarter of 2002 was the recognition of normal profit of $12.0 million, primarily related to Infrastructure projects. Normal profit was insignificant during the first quarter of 2003.

For a more detailed discussion of our revenue and operating income, see “Business Unit Results” further in our management’s discussion and analysis.

The diversification of our business may cause margins to vary between periods due to the inherent risks and rewards on fixed-price contracts causing unexpected gains and losses on contracts. Margins may also vary between periods due to changes in the mix and timing of contracts executed by us, which contain various risk and profit profiles and are subject to uncertainties inherent in the estimation process.

General and administrative expenses

General and administrative expenses for the three months ended April 4, 2003 were $10.1 million, a decline of $2.2 million from the comparable period in 2002. The reduction was primarily the result of lower information technology software costs and incentive compensation costs incurred during the first quarter of 2003. General and administrative expenses represent the executive and administrative costs not related to operations of our business units.

Interest expense

Interest expense for the first quarter of 2003 consisted of $3.0 million of amortization of bank fees paid at the closing of the Senior Secured Revolving Credit Facility and $3.9 million of cash interest expense consisting primarily of letter of credit fees, commitment fees on undrawn funds, fronting fees and administrative fees paid to the agent bank. Prepaid bank fees are being amortized over the 30-month life of the Senior Secured Revolving Credit Facility, which will expire in July of 2004. Letter of credit fees and commitment fees are recorded as interest expense.

In comparison, interest expense for the first quarter of 2002 consisted of $3.1 million of amortization of bank fees paid at the closing of the Senior Secured Revolving Credit Facility and amortization of bank fees under the previous credit facility and $2.6 million of cash interest expense consisting primarily of letter of credit fees, commitment fees on undrawn and unissued funds, fronting fees and interest on funded debt.

Other income (expense), net

Other income (expense), net for the three months ended April 4, 2003 was insignificant. However, other income (expense) net for the three months ended March 29, 2002 was $2.2 million, which consisted primarily of a $2.8 million distribution received from the conversion of an insurance carrier that provides our employee long-term disability coverage from a mutual insurance company to a stock company. In connection with the demutualization, the distribution was received following the insurance company’s initial public offering during the first quarter of 2002.

Income tax expense

The effective tax rates for the three months ended April 4, 2003, the two months ended March 29, 2002 and the one month ended February 1, 2002 were 43.5%, 42.1% and 38.2%, respectively. The components of the effective tax rate for the various periods are shown in the table below:

	Successor Company		Predecessor Company
	Three months ended April 4, 2003	Two months ended March 29, 2002	One month ended February 1, 2002
Federal tax rate	35.0%	35.0%	35.0%
State tax	4.9	4.2	2.8
Nondeductible items	2.8	1.9	.4
Foreign tax	.8	1.0	—
Effective tax rate	43.5	42.1	38.2
Adjust for effect of bankruptcy and Reorganization items	—	—	7.5
Pro forma effective tax rate	43.5%	42.1%	45.7%

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

Tax payments are anticipated to be substantially less than the related tax provision reported in the financial statements primarily because of tax deductions for goodwill amortization. As of January 3, 2003, we had remaining tax goodwill of approximately $87 million resulting from the acquisition of the Westinghouse Businesses and $618 million resulting from the acquisition of RE&C. The amortization of this tax goodwill is deductible over remaining periods of 11.2 and 12.5 years, respectively, resulting in annual tax deductions of approximately $50 million net of minority interest and application of limitations under the Internal Revenue Code. In effect, we will not pay cash taxes on the first $50 million of federal taxable income before amortization each year.

Minority interests

The majority of our minority interests relates to BNFL’s 40% ownership of our Westinghouse operations that are included in the Energy & Environment business unit. Increases in income of our majority-owned subsidiaries cause an increase in the minority interest share of income from those operations. Likewise, decreases in income of our majority-owned subsidiaries cause a decrease in the minority interest share of income.

Reorganization items

During the one month ended February 1, 2002, we recognized, as part of fresh-start reporting, aggregated charges of $35.1 million before tax benefit for adjustments to reflect all assets and liabilities at their respective fair values. Other reorganization charges during the one month ended February 1, 2002 totaled $37.0 million before tax benefit and consisted primarily of professional fees incurred in connection with the bankruptcy proceedings. Cash paid for reorganization items totaled $2.5 million in the first quarter of 2003 and $20.5 million in the first quarter of 2002.

Extraordinary item

During the first quarter of 2002, an extraordinary gain of $1,460.7 million was recorded as a result of the discharge of liabilities that resulted from our Plan of Reorganization, partially offset by new common stock and warrants issued of $550.0 million and income taxes of $343.5 million.

BUSINESS UNIT RESULTS

(In millions)

	Three months ended
		March 29, 2002
Total revenue	April 4, 2003	(Pro forma)
Power	$176.2	$249.3
Infrastructure	121.7	218.8
Mining	14.5	13.9
Industrial/Process	119.7	172.7
Defense	131.2	159.8
Energy & Environment	88.1	137.0
Intersegment and other	6.1	5.4
Total revenue	$657.5	$956.9
Operating income (loss)
Power	$7.4	$6.5
Infrastructure	6.9	11.7
Mining	8.4	6.7
Industrial/Process	3.3	2.4
Defense	13.7	5.5
Energy & Environment	8.0	15.7
Intersegment and other unallocated operating costs	(1.4)	(3.4)
Total segment operating income	46.3	45.1
General and administrative expenses, corporate	(10.1)	(12.3)
Total operating income	$36.2	$32.8

RECONCILIATION OF GAAP SEGMENT INFORMATION TO

PRO FORMA FINANCIAL INFORMATION

TOTAL REVENUE (In millions)	Two months ended March 29, 2002	One month ended February 1, 2002	Three months ended March 29, 2002 (Pro forma)
Power	$163.8	$85.5	$249.3
Infrastructure	138.9	79.9	218.8
Mining	8.6	5.3	13.9
Industrial/Process	108.4	64.3	172.7
Defense	97.7	62.1	159.8
Energy & Environment	86.6	50.4	137.0
Intersegment, eliminations and other	3.0	2.4	5.4
Total consolidated revenues	$607.0	$349.9	$956.9

			Three months ended March 29, 2002 (Pro forma)
OPERATING INCOME (In millions)	Two months ended March 29, 2002	One month ended February 1, 2002
Power	$6.3	$.2	$6.5
Infrastructure	8.7	3.0	11.7
Mining	3.5	3.2	6.7
Industrial/Process	1.8	.6	2.4
Defense	3.6	1.9	5.5
Energy & Environment	10.1	5.6	15.7
Intersegment and other unallocated operating costs	(2.5)	(.9)	(3.4)
General and administrative expense, corporate	(8.1)	(4.2)	(12.3)
Total operating income	$23.4	$9.4	$32.8

Power

Revenue for the first quarter of 2003 declined $73.1 million or 29% from the comparable quarter in 2002. This decrease was primarily due to the completion and winding down of four Reformed Contracts acquired through the RE&C acquisition and the completion of another power plant. The decline in revenue was also attributable to reduced revenue from fossil services. In the first quarter of 2003, $68.0 million of revenue was recognized by two of the still active Reformed Contracts, compared to $117.3 million recognized on four Reformed Contracts in the first quarter of 2002.

Operating income for the first quarter of 2003 increased $.9 million from the comparable period in 2002. Although the four Reformed Contracts were completed, or were near completion, their impact on operating income was minimal. In the first quarter of 2003, $2.3 million in operating income before allocations of related overhead costs was earned by two of the remaining Reformed Contracts compared to $3.9 million for four Reformed Contracts in the comparable quarter of 2002. Operating income in 2003 also included a $3.0 million increase in income due to lower projected costs to complete a steam generator replacement project. Operating income for the first quarter of 2002 included the recognition of $.8 million of normal profit.  No normal profit was recognized in 2003.

Infrastructure

Revenue for the first quarter of 2003 declined $97.1 million or 44% from the comparable quarter of 2002 primarily due to the substantial completion of certain projects, including the dam and hydropower project in the Philippines.  Significant sources of revenue generated in the first quarter of 2003 included a light rail project in New Jersey and a variety of highway and heavy construction work and engineering services projects. Revenue in the first quarter of 2002 included $89.3 million of revenue recognized on projects acquired in the RE&C acquisition, with the remaining revenue related to construction projects, most of which were obtained before our bankruptcy filing, and engineering services.

Operating income for the first quarter of 2003 declined $4.8 million due to the recognition of $10.0 million of normal profit in 2002 compared to only $.7 million in the first quarter of 2003. The reduction of normal profit recognition from the first quarter of 2002 was partially offset by the favorable resolution in 2003 of two outstanding project claims totaling $2.8 million and the recovery of an additional claim of $2.8 million from a customer’s insurance policy on a closed contract.

Mining

Revenue during the first quarter of 2003 increased slightly to $14.5 million compared to $13.9 in the first quarter of 2002. Operating income for the first quarter of 2003 increased $1.7 million from the comparable quarter of 2002. The MIBRAG mbH mining venture in Germany, which accounts for a significant portion of the operating income, had stronger earnings as a result of favorable foreign currency exchange rates, improved contract terms as a result of contract renegotiations in the fourth quarter of 2002 and increased volume of coal sales.

Industrial/Process

Revenue for the first quarter of 2003 declined $53.0 million or 31% compared to the first quarter of 2002. Industrial/Process continued to be impacted by the softness of the domestic and international economies and the completion of a significant process project. However, some sectors of the business unit’s market continued to be strong, including automotive and biopharmaceuticals.

Operating income for the first quarter of 2003 increased $.9 million from the first quarter of 2002. Operating income for the first quarter of 2002 was unfavorably impacted by $3.0 million in costs due to the under absorption of engineering resources as Industrial/Process reorganized to better align professional resources with market conditions. In addition, operating income in the first quarter of 2003 included $2.6 million from settlements of outstanding project claims.

Defense

Revenue for the first quarter of 2003 declined $28.6 million or 18% from the first quarter of 2002 due to the completion of the construction scope of a major project. Threat reduction projects accounted for $129.1 million of the revenue recognized in the first quarter of 2003, as compared to $128.3 million in threat reduction work in the first quarter of 2002.

Operating income for the first quarter of 2003 increased $8.2 million from the first quarter of 2002 as a result of a negotiated settlement of $8.0 million on a construction project. Nearly all of the remainder of operating income generated in the first quarter of 2003 was from the operations of threat reduction projects.

Energy & Environment

Revenue for the first quarter of 2003 declined $48.9 or 36% from the comparable quarter in 2002. The decline in revenue was the result of the absence of revenue from EMD which was sold in October 2002. Revenue recognized from EMD in the first quarter of 2002 totaled $43.3 million. Of the total revenue in 2003, $48.4 million was recognized from performance on energy projects, $12.4 million on DOE management services projects and $27.3 million from energy consulting projects.

Operating income for the first quarter of 2003 declined $7.7 million from the comparable quarter of 2002 primarily due to the absence of operating income from EMD. EMD recognized $7.4 million in operating income in the first quarter of 2002. Operating income for the first quarter of 2003 included $7.7 million from performance of DOE management services projects.

Intersegment and other

Intersegment operating loss for the three months ended April 4, 2003 improved $2.0 million over the comparable period of 2002 primarily due to lower overhead costs incurred at the Technology Center, a business held for sale. In addition, operating costs for 2002 included restructuring charges of $.6 million for the three months ended March 29, 2002, with no such costs in 2003.

FINANCIAL CONDITION AND LIQUIDITY

	Successor Company		Predecessor Company
Liquidity and capital resources (In millions)	Three months ended April 4, 2003	Two months ended March 29, 2002	One month ended February 1, 2002
Cash and cash equivalents
Beginning of period	$171.2	$128.2	$138.2
End of period	126.6	105.8	128.2

	Successor Company		Predecessor Company
	Three months ended April 4, 2003	Two months ended March 29, 2002	One month ended February 1, 2002
Net cash provided (used) by:
Operating activities	$(47.8)	$(4.4)	$6.6
Investing activities	6.0	(2.3)	(1.6)
Financing activities	(2.8)	(15.7)	(15.0)

We have three principal sources of near-term liquidity: (1) cash generated by operations, (2) existing cash and cash equivalents and (3) revolving loan borrowings under our Senior Secured Revolving Credit Facility.

Cash and cash equivalents decreased $44.6 million during the quarter ended April 4, 2003 to $126.6 million. This compares to a decrease in cash of $32.4 million in the quarter ended March 29, 2002.

Operating activities

In the quarter ended April 4, 2003, operating activities used $47.8 million of net cash. During the quarter, operating cash was impacted by $68.5 million from incentive compensation payments, payments associated with annual bonding fees and project payments to subcontractors which had previously been advanced by our customers. Operating earnings generated during the quarter partially offset the increase in working capital.

Investing activities

In the quarter ended April 4, 2003, investing activities generated $6.0 million in net cash. In the quarter, $4.2 million in proceeds related to equipment sales from a dam and hydropower project in the Philippines. Additional equipment sales from this project over the balance of the year should approximate $15 to $20 million. Other equipment from this project is being redeployed to a mining project in Canada.

Financing activities

In the quarter ended April 4, 2003, financing activities used $2.8 million of cash associated with payment distributions to partners in joint ventures. This compares to a use of cash of $30.7 million for financing activities in the quarter ended March 29, 2002 primarily for payments made upon emergence from bankruptcy protection.

On April 18, 2003, we sold the Technology Center to Stone & Webster Inc., a subsidiary of The Shaw Group Inc. Stone & Webster Inc. agreed to pay $17.7 million in cash, subject to certain adjustments.

At April 4, 2003, there were $161.6 million in letters of credit outstanding under the Senior Secured Revolving Credit Facility. There were no borrowings under the facility, leaving $188.4 million available for borrowings and letters of credit. This existing credit facility is currently anticipated to be refinanced during the second half of the year. The results of this refinancing will create a charge to income associated with the unamortized balance of the capitalized financing fees. This charge is estimated to be $10 million before tax expense.

During the three months ended April 4, 2003, there were no material changes in contractual obligations and other commercial commitments from such obligations and commitments as of January 4, 2003. However, during April 2003, outstanding letters of credit declined approximately $43.5 million from the substantial completion of the dam and hydropower project in the Philippines.

During the first quarter of 2003, MIBRAG mbH, our joint venture company that operates lignite coal mines and power plants in Germany, reached an agreement with one of its customers to contribute to a retrofit of the customer’s power plant because the quality of the coal MIBRAG mbH is delivering had fallen below specifications in the coal supply contract. MIBRAG mbH has agreed to contribute 25 million Euros toward the retrofit, with the option of contributing up to an additional 20 million Euros to the retrofit costs or potentially going to arbitration. The coal supply contract was assumed by MIBRAG mbH in the privatization in 1994. MIBRAG mbH believes the German government guaranteed that coal quality was sufficient to fulfill the terms of the contract assumed. Discussions are ongoing with government representatives regarding potential contributions from the government to reduce the contribution of MIBRAG mbH to the retrofit. MIBRAG mbH will amortize the cost over the remaining 17 years of the coal supply contract. In addition, higher coal sales have required a review of the timing of capital expenditures, and some acceleration of expenditures may be required to meet commitments. The combination of these two issues may reduce cash distributions from MIBRAG mbH over the next two to three years.

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

In line with industry practice, we are often required to provide performance and surety bonds to customers under fixed-price contracts. These bonds indemnify the customer should we fail to perform our obligations under the contract. If a bond is required for a particular project and we are unable to obtain an appropriate bond, we cannot pursue that project. We have an existing bonding facility with capacity to meet our bonding requirements but, as is customary, the issuance of bonds under that facility is at the surety’s sole discretion. Moreover, due to events that affect the insurance and bonding markets generally, bonding may be more difficult to obtain in the future or may only be available at significant additional cost. While there can be no assurance that bonds will continue to be available on reasonable terms, we believe that we have access to the bonding necessary to achieve our operating goals.

ACCOUNTING STANDARDS

Recently issued accounting standards

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. In April 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. See Note 3, “Accounting Standards” of Notes to Consolidated Financial Statements in Item 1 of this report for a discussion of the impact, if any, that these standards may have on our financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(In millions of dollars)

Interest rate risk

Our exposure to market risk for changes in interest rates relates primarily to our short-term investment portfolio and debt obligations. Our short-term investment portfolio consists primarily of highly liquid instruments with maturities of one month or less. Substantially all cash and cash equivalents at April 4, 2003 of $126.6 million were held in short-term investments classified as cash equivalents. Of the $126.6 million in total cash and cash equivalents at April 4, 2003, $70.0 million was restricted for use on the normal operations of our consolidated joint ventures, by projects having contractual cash restrictions and by our self-insurance programs.

From time to time, we effect borrowings under bank credit facilities or otherwise for general corporate purposes, including working capital requirements and capital expenditures. Borrowings under our Senior Secured Revolving Credit Facility, of which there currently are none, bear interest at the applicable LIBOR or prime rate, plus an additional margin and, therefore, are subject to fluctuations in interest rates.

Foreign currency risk

We conduct our business in various regions of the world. Our operations are, therefore, subject to volatility because of currency fluctuations, inflation changes and changes in political and economic conditions in these countries. We are subject to foreign currency translation and exchange issues, primarily with regard to our mining venture, MIBRAG mbH, in Germany. At April 4, 2003, the cumulative adjustments for translation gains net of related income tax expense were $11.8 million. While we endeavor to enter into contracts with foreign customers with repayment terms in U.S. currency in order to mitigate foreign exchange risk, our revenues and expenses are sometimes denominated in local currencies, and our results of operations may be affected adversely as currency fluctuations affect pricing and operating costs or those of our competitors. We engage from time to time in hedging operations, including forward foreign exchange contracts, to reduce the exposure of our cash flows to fluctuations in foreign currency rates. We do not engage in hedging for speculative investment reasons. We can give no assurances that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies.

ITEM 4.  CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Our chief executive officer and chief financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days prior to the filing date of this quarterly report. Based on their evaluation, our chief executive officer and chief financial officer have each concluded that our disclosure controls and procedures are effective.

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

We also incorporate by reference the information regarding legal proceedings set forth under the caption “Other” in Note 11, “Contingencies and Commitments” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report.

Our reorganization case is “In re Washington Group International, Inc. and Related Cases, Docket No. BK-N 01-31627-GWZ, in the U.S. Bankruptcy Court for the District of Nevada. The litigation related to the Old MK 401(k) Plan discussed under the caption “Other” in Note 11, “Contingencies and Commitments” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report refers to John B. Blyler, et. al., v. William J. Agee, et. al., Case No. CIV97-0332-S-BLW, in the U.S. District Court for the District of Idaho. The litigation brought by the Authority of the City of New York discussed under the caption “Other” in Note 11, “Contingencies and Commitments” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report refers to Trataros Construction, Inc. et. al. v. The New York City School Construction Authority et. al., Index No. 20213/01, in the Supreme Court of the State of New York, County of Kings.

II-1

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

The Exhibits to this quarterly report on Form 10-Q are listed in the Exhibit Index contained elsewhere in this quarterly report.

(b)    Reports on Form 8-K

On February 4, 2003, we filed a current report on Form 8-K dated February 3, 2003 reporting that Washington Group had extended its bonding arrangement with its surety, Federal Insurance Company, for the year 2003.

On March 5, 2003, we filed a current report on Form 8-K dated March 5, 2003 reporting that Washington Group’s application to list on the NASDAQ National Market® had been approved and that trading of the common stock and warrants of Washington Group would commence on Thursday, March 6, 2003 at 9:30 a.m. Eastern Standard Time.

On March 7, 2003, we filed a current report on Form 8-K dated March 7, 2003 detailing Washington Group’s fiscal year 2002 results.

II-2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASHINGTON GROUP INTERNATIONAL, INC.

/s/ George H. Juetten
George H. Juetten
Executive Vice President and Chief Financial Officer,
in his respective capacities as such

Date:  May 15, 2003

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

b.              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.               presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.          The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a.               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.          The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 15, 2003

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

b.              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.               presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.          The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a.               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.          The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 15, 2003

/s/ George H. Juetten
George H. Juetten
Executive Vice President and Chief Financial Officer

WASHINGTON GROUP INTERNATIONAL, INC.

EXHIBIT INDEX

Copies of exhibits will be provided upon request at a fee of $.25 per page requested.

Exhibit Number	Exhibit Description

10.1

Washington Group International, Inc. Short-Term Incentive Plan (filed as Appendix D to Washington Group’s Form 14A Definitive Proxy Statement filed on April 8, 2003 and incorporated herein by reference). #

10.2

Washington Group Equity and Performance Incentive Plan, Amended and Restated as of November 9, 2002 (filed as Appendix E to Washington Group’s Form 14A Definitive Proxy Statement filed on April 8, 2003 and incorporated herein by reference). #

99.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#                 Management contract or compensatory plan.

* Filed herewith.

E-1