Form 10-K/A
period 2003-01-03
WASHINGTON GROUP INTERNATIONAL INC
filed 2003-07-01
CIK 906469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.   20549

Form 10-K/A

(Amendment No. 1)

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

At June 26, 2003, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based on the closing bid price on June 26, 2003, as reported on the NASDAQ National Market®, was approximately $543,000,000. At June 28, 2002 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by nonaffiliates of the registrant, based on the closing bid price on June 28, 2002, as reported by the Pink Sheets® quotation service, was approximately $550,000,000. No shares are assumed to be held by affiliates of the registrant on such dates for the purpose of these calculations.

The number of shares of common stock outstanding as of June 26, 2003 was 25,000,000.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) is being filed to amend the Annual Report on Form 10-K of Washington Group International, Inc. for the fiscal year ended January 3, 2003, as filed with the Securities and Exchange Commission on March 17, 2003 (the “Original 10-K”).  The purpose of this Amendment is to amend Item 15 to include the audited financial statements of MIBRAG mbH, an entity in which Washington Group owns a fifty-percent-or-less ownership interest, which audited financial statements are required by Rule 3-09 of Regulation S-X.  This Amendment does not amend any other disclosure in the Original 10-K.

PART IV

ITEM 15.		EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K
PAGE(S)
(a)	Documents filed as a part of this Form 10-K/A.

	1.	The Consolidated Financial Statements, together with the report thereon of Deloitte & Touche LLP*

		Independent Auditors’ Report*	II-37

Consolidated Statements of Operations for the eleven months ended January 3, 2003 (Successor Company operations), the one month ended February 1, 2002, the one month ended December 28, 2001, and each of the two years in the period ended November 30, 2001 (Predecessor Company operations)*

II-38

Consolidated Statements of Comprehensive Income (Loss) for the eleven months ended January 3, 2003 (Successor Company operations), the one month ended February 1, 2002, the one month ended December 28, 2001, and each of the two years in the period ended November 30, 2001 (Predecessor Company operations)*

II-39

		Consolidated Balance Sheets at January 3, 2003, February 1, 2002 (Successor Company balance sheets) and November 30, 2001 (Predecessor Company balance sheet)*	II-40, II-41

Consolidated Statements of Cash Flows for the eleven months ended January 3, 2003 (Successor Company operations), the one month ended February 1, 2002, the one month ended December 28, 2001, and each of the two years in the period ended November 30, 2001 (Predecessor Company operations)*

II-42

Consolidated Statements of Stockholders’ Equity (Deficit) for the eleven months ended January 3, 2003 (Successor Company operations), the one month ended February 1, 2002, the one month ended December 28, 2001, and each of the two years in the period ended November 30, 2001 (Predecessor Company operations)*

II-42

		Notes to Consolidated Financial Statements*	II-45 to II-92

* Filed in Part II, Item 8 of the Original 10-K and incorporated herein by reference. Page references above refer to the page numbers in the Original 10-K.

	2.	Valuation, Qualifying and Reserve Accounts*	S-1

* Filed as a schedule to the Original 10-K and incorporated herein by reference.  The page reference above refers to the page number in the Original 10-K.  Financial statement schedules not listed above are omitted because they are not required or are not applicable, or the required information is given in the financial statements including the notes thereto. Captions and column headings have been omitted where not applicable.

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

(c) Exhibits.

See Item 15(a)(3) above.

(d) Financial Statements of Subsidiaries Not Consolidated and Fifty-Percent-or-Less-Owned Persons.

The financial statements of MIBRAG mbH for the fiscal year ended January 3, 2003 are filed as Exhibit 99.2 to this Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Form 10-K/A to be signed on our behalf by the undersigned, thereunto duly authorized, on June 27, 2003.

Washington Group International, Inc.

By	/s/ George H. Juetten
George H. Juetten, Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K/A has been signed below on June 27, 2003 by the following persons on our behalf in the capacities indicated.

Chief Executive Officer and President and Director
/s/ Stephen G. Hanks	(Principal Executive Officer)

Executive Vice President and Chief Financial Officer
/s/ George H. Juetten	(Principal Financial Officer)

Acting Controller
/s/ Richard W. Erne	(Principal Accounting Officer)

/s/ Dennis R. Washington*	Chairman and Director

/s/ David H. Batchelder*	Director

/s/ Michael R. D’Appolonia *	Director

/s/ William J. Flanagan*	Director

/s/ C. Scott Greer*	Director

/s/ William H. Mallender*	Director

/s/ Michael P. Monaco*	Director

/s/ Cordell Reed*	Director

/s/ Bettina M. Whyte*	Director

/s/ Dennis K. Williams*	Director

* Craig G. Taylor, by signing his name hereto, does hereby sign this Form 10-K/A on behalf of each of the above-named officers and directors of Washington Group International, Inc., pursuant to powers of attorney executed on behalf of each such officer and director.

By	/s/ Craig G. Taylor
Craig G. Taylor, Attorney-in-fact

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER OF

WASHINGTON GROUP INTERNATIONAL, INC.

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Stephen G. Hanks, certify that:

1.          I have reviewed this annual report on Form 10-K/A of Washington Group International, Inc.;

2.          Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.          Based on my knowledge, the consolidated financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for the periods presented in this annual report.

June 27, 2003

/s/ Stephen G. Hanks
Stephen G. Hanks
President and Chief Executive Officer

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER OF

WASHINGTON GROUP INTERNATIONAL, INC.

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, George H. Juetten, certify that:

1.          I have reviewed this annual report on Form 10-K/A of Washington Group International, Inc.;

2.          Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.          Based on my knowledge, the consolidated financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for the periods presented in this annual report.

June 27, 2003

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

Washington Group’s Form 8-K/A Amended Current Report filed on November 1, 2002 and incorporated herein by reference).

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

10.10.1

Washington Group International, Inc. Equity and Performance Incentive Plan (filed as Exhibit 10.7 to Washington Group’s Form 8-K Current Report filed on February 8, 2002 and incorporated herein by reference). #

10.10.2

Amendment No. 1 to Washington Group International, Inc. Equity and Performance Incentive Plan (filed as Exhibit 10.10.2 to Washington Group’s Form 10-K Annual Report for fiscal year ended January 3, 2003 and incorporated herein by reference). #

10.11

Washington Group International, Inc. Equity and Performance Incentive Plan - California (filed as Exhibit 10.8 to Washington Group’s Form 8-K Current Report filed on February 8, 2002 and incorporated herein by reference). #

10.12

Description of Washington Group’s additional retention and incentive arrangements (filed as Exhibit 10.9 to Washington Group’s Form 10-Q Quarterly Report for quarter ended March 29, 2002 and incorporated herein by reference). #

10.13

Letter Agreement dated as of November 15, 2001, between Washington Group and Dennis R. Washington (filed as Exhibit 10.9 to Washington Group’s Form 8-K Current Report filed on February 8, 2002 and incorporated herein by reference). #

10.14

Form of Indemnification Agreement (filed as Exhibit 10.10 to Washington Group’s Form 8-K Current Report filed on February 8, 2002 and incorporated herein by reference). # A schedule listing the directors and officers with whom Washington Group has entered into such agreements was filed as Exhibit 10.14 to Washington Group’s Form 10-K Annual Report for fiscal year ended January 3, 2003 and is incorporated herein by reference. #

10.15	Washington Group Key Executive Disability Insurance Plan (filed as Exhibit 10.12 to Old MK’s Form 10-K Annual Report for year ended December 31, 1992 and incorporated herein by reference). #

10.16	Washington Group Executive Life Insurance Plan (filed as Exhibit 10.13 to Old MK’s Form 10-K Annual Report for year ended December 31, 1992 and incorporated herein by reference). #

10.17.1

Washington Group’s Retention Agreement with Stephen G. Hanks dated as of March 20, 2001 (filed as Exhibit 10.20 to Washington Group’s Form 10-K Annual Report for fiscal year ended November 30, 2001 and incorporated herein by reference). #

10.17.2

Amendment to Washington Group’s Retention Agreement with Stephen G. Hanks (filed as Exhibit 10.17.2 to Washington Group’s Form 10-K Annual Report for fiscal year ended January 3, 2003 and incorporated herein by reference). #

10.18.1	Form of Washington Group’s Retention Agreement (filed as Exhibit 10.21 to Washington Group’s Form 10-K Annual Report for fiscal year ended November 30, 2001 and incorporated herein by reference). #  A schedule listing the Executive Officers with whom Washington Group has entered into such agreements was filed as Exhibit 10.18.1 to Washington Group’s Form 10-K Annual Report for fiscal year ended January 3, 2003 and is incorporated herein by reference.

10.18.2

Form of Amendment to Washington Group’s Retention Agreement and schedule listing Executive Officers with whom Washington Group has entered into such amendments (filed as Exhibit 10.18.2 to Washington Group’s Form 10-K Annual Report for fiscal year ended January 3, 2003 and incorporated herein by reference). #

10.19

Washington Group’s letter agreement with Thomas H. Zarges dated as of March 7, 2001 (filed as Exhibit 10.23 to Washington Group’s Form 10-K Annual Report for fiscal year ended November 30, 2001 and incorporated herein by reference). #

10.20

Description of Washington Group Short-Term Incentive Plan adopted on November 9, 2002 (filed as Exhibit 10.20 to Washington Group’s Form 10-K Annual Report for fiscal year ended January 3, 2003 and incorporated herein by reference). #

10.21

Description of Washington Group Restoration Plan adopted on November 9, 2002 (filed as Exhibit 10.21 to Washington Group’s Form 10-K Annual Report for fiscal year ended January 3, 2003 and incorporated herein by reference). #

10.22

Description of Washington Group Voluntary Deferred Compensation Plan adopted on November 9, 2002 (filed as Exhibit 10.22 to Washington Group’s Form 10-K Annual Report for fiscal year ended January 3, 2003 and incorporated herein by reference). #

10.23

Description of Washington Group Executive Financial Counseling Program adopted on February 14, 2003 (filed as Exhibit 10.23 to Washington Group’s Form 10-K Annual Report for fiscal year ended January 3, 2003 and incorporated herein by reference). #

21.	Subsidiaries of Washington Group (filed as Exhibit 21 to Washington Group’s Form 10-K Annual Report for fiscal year ended January 3, 2003 and incorporated herein by reference).

24.	Powers of Attorney (filed as Exhibit 24 to Washington Group’s Form 10-K Annual Report for fiscal year ended January 3, 2003 and incorporated herein by reference).

99.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2*	Financial Statements of MIBRAG mbH for the fiscal year ended January 3, 2003.

#      Management contract or compensatory plan

*      Filed herewith