Form 10-Q
period 2003-07-04
WASHINGTON GROUP INTERNATIONAL INC
filed 2003-08-18
CIK 906469

Use these links to rapidly review the document
TABLE OF CONTENTS

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended

July 4, 2003

Commission File Number 1-12054

WASHINGTON GROUP INTERNATIONAL, INC.

A Delaware Corporation
IRS Employer Identification No. 33-0565601

720 PARK BOULEVARD, BOISE, IDAHO 83712
208 / 386-5000

The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☒    No ☐

At July 4, 2003, 25,000,000 shares of the registrant's $.01 par value common stock were outstanding.

WASHINGTON GROUP INTERNATIONAL, INC.
Quarterly Report on Form 10-Q for the
Quarterly Period Ended July 4, 2003

TABLE OF CONTENTS

Note Regarding Forward-Looking Information
PART I. FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements and Notes Thereto
Statements of Income for the Three Months Ended July 4, 2003 and June 28, 2002, Six Months Ended July 4, 2003, Five Months Ended June 28, 2002 and One Month Ended February 1, 2002
Balance Sheets at July 4, 2003 and January 3, 2003
Condensed Statements of Cash Flows for the Six Months Ended July 4, 2003, Five Months Ended June 28, 2002 and One Month Ended February 1, 2002
Statements of Comprehensive Income for the Three Months Ended July 4, 2003 and June 28, 2002, Six Months Ended July 4, 2003, Five Months Ended June 28, 2002 and One Month Ended February 1, 2002
Notes to Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Item 4.	Controls and Procedures
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders
Item 6.	Exhibits and Reports on Form 8-K
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

  •
  The economic well-being of our private and public customer base and its ability and intentions to invest capital in engineering and construction activities

        For a description of additional risk factors that may affect our businesses, financial position or results of operations, see "Business—Risk Factors" in Part I, Item 1 of our annual report on Form 10-K for the fiscal year ended January 3, 2003.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON GROUP INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share data)

(UNAUDITED)

	Successor Company				Predecessor Company
	Three months ended July 4, 2003	Three months ended June 28, 2002	Six months ended July 4, 2003	Five months ended June 28, 2002	One month ended February 1, 2002
Revenue	$634,765	$960,507	$1,292,230	$1,567,537	$349,912
Cost of revenue	(587,060)	(919,284)	(1,207,025)	(1,498,422)	(338,792)

Gross profit	47,705	41,223	85,205	69,115	11,120
Equity in net earnings of unconsolidated affiliates	6,506	4,493	15,268	8,066	3,109
General and administrative expenses	(13,025)	(11,547)	(23,136)	(19,605)	(4,180)
Restructuring charges	—	—	—	—	(625)
Other operating income	4,605	—	4,605	—	—

Operating income	45,791	34,169	81,942	57,576	9,424
Investment income	465	172	831	172	400
Interest expense(a)	(6,449)	(7,461)	(13,394)	(11,999)	(1,193)
Other income (expense), net	(607)	132	(680)	2,775	(563)

Income before reorganization items, income taxes, minority interests and extraordinary item	39,200	27,012	68,699	48,524	8,068
Reorganization items (Note 8)	(3,700)	—	(3,700)	—	(72,057)
Income tax (expense) benefit	(15,678)	(12,260)	(28,510)	(21,315)	20,078
Minority interests in income of consolidated subsidiaries	(5,534)	(5,516)	(9,421)	(8,456)	(1,132)

Net income (loss) before extraordinary item	14,288	9,236	27,068	18,753	(45,043)
Extraordinary item—gain on debt discharge, net of tax of $343,539 (Note 8)	—	—	—	—	567,193

Net income	$14,288	$9,236	$27,068	$18,753	$522,150

Net income per share
Basic and diluted	$.57	$.37	$1.08	$.75	— (b)

Common shares used
Basic	25,000	25,000	25,000	25,000	— (b)
Diluted	25,123	25,000	25,066	25,000	— (b)

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

WASHINGTON GROUP INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands except per share data)

(UNAUDITED)

	Successor Company
	July 4, 2003	January 3, 2003
ASSETS
Current assets
Cash and cash equivalents	$201,951	$171,192
Accounts receivable, including retentions of $22,079 and $23,546, respectively	233,032	261,925
Unbilled receivables	130,211	131,043
Investments in and advances to construction joint ventures	19,227	23,271
Deferred income taxes	64,452	74,223
Assets held for sale	—	23,543
Other	38,028	45,897

Total current assets	686,901	731,094

Investments and other assets
Equity in unconsolidated affiliates	129,572	99,356
Goodwill	379,019	387,254
Deferred income taxes	45,366	51,219
Other assets	21,907	27,210

Total investments and other assets	575,864	565,039

Property and equipment
Construction equipment	107,728	124,099
Land and improvements	5,950	5,950
Buildings and improvements	12,979	12,377
Equipment and fixtures	26,667	25,233

Total property and equipment	153,324	167,659
Less accumulated depreciation	(60,941)	(48,428)

Property and equipment, net	92,383	119,231

Total assets	$1,355,148	$1,415,364

The accompanying notes are an integral part of the consolidated financial statements.

	Successor Company
	July 4, 2003	January 3, 2003
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and subcontracts payable, including retentions of $20,925 and $19,623, respectively	$139,582	$165,618
Billings in excess of cost and estimated earnings on uncompleted contracts	178,919	202,600
Accrued salaries, wages and benefits, including compensated absences of $49,300 and $43,580, respectively	126,531	136,214
Other accrued liabilities	65,455	82,513
Liabilities held for sale	—	8,167

Total current liabilities	510,487	595,112

Non-current liabilities
Self-insurance reserves	59,595	69,934
Pension and post-retirement benefit obligations	98,716	97,453

Total non-current liabilities	158,311	167,387

Contingencies and commitments

Minority interests	55,551	56,115

Stockholders' equity
Preferred stock, par value $.01, 10,000 shares authorized	—	—
Common stock, par value $.01, 100,000 shares authorized; 25,000 shares issued	250	250
Capital in excess of par value	521,103	521,103
Stock purchase warrants	28,647	28,647
Retained earnings	64,769	37,701
Accumulated other comprehensive income	16,030	9,049

Total stockholders' equity	630,799	596,750

Total liabilities and stockholders' equity	$1,355,148	$1,415,364

WASHINGTON GROUP INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Successor Company		Predecessor Company
	Six months ended July 4, 2003	Five months ended June 28, 2002	One month ended February 1, 2002
Operating activities
Net income	$27,068	$18,753	$522,150
Reorganization items	3,700	—	36,979
Adjustments to reconcile net income to cash provided by operating activities:
Reorganization items
Cash paid for reorganization items	(6,292)	(8,513)	(20,548)
Fresh-start adjustments	—	—	35,078
Extraordinary item—gain on debt discharge	—	—	(567,193)
Depreciation of property and equipment	18,469	26,830	5,612
Amortization of prepaid loan fees	6,050	5,042	624
Normal profit	(1,136)	(24,263)	(3,518)
Deferred income taxes	20,099	13,356	(10,109)
Minority interests in income of consolidated subsidiaries, before income taxes	15,451	13,532	2,094
Equity in net earnings of unconsolidated affiliates less dividends received	(13,602)	(78)	(3,109)
Loss (gain) on sale of assets, net	(5,501)	(769)	227
Decrease (increase) in net operating assets and other	(45,826)	(17,354)	8,301

Net cash provided by operating activities	18,480	26,536	6,588

Investing activities
Property and equipment acquisitions	(5,970)	(11,947)	(3,903)
Property and equipment disposals	15,091	5,429	2,339
Proceeds from sale of business	17,700	—	—

Net cash provided (used) by investing activities	26,821	(6,518)	(1,564)

Financing activities
Payment on senior secured credit facilities	—	—	(20,000)
Financing and bonding fees	—	—	(34,749)
Net borrowings (repayments) from credit agreement	—	(40,000)	40,000
Distributions to minority interests, net	(14,542)	(7,948)	(227)

Net cash used by financing activities	(14,542)	(47,948)	(14,976)

Increase (decrease) in cash and cash equivalents	30,759	(27,930)	(9,952)
Cash and cash equivalents at beginning of period	171,192	128,201	138,153

Cash and cash equivalents at end of period	$201,951	$100,271	$128,201

Supplemental disclosure of cash flow information:
Interest paid	$7,322	$6,559	$451
Income tax paid, net	3,402	687	975

The accompanying notes are an integral part of the consolidated financial statements.

WASHINGTON GROUP INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(UNAUDITED)

	Successor Company				Predecessor Company
	Three months ended July 4, 2003	Three months ended June 28, 2002	Six months ended July 4, 2003	Five months ended June 28, 2002	One month ended February 1, 2002
Net income	$14,288	$9,236	$27,068	$18,753	$522,150

Other comprehensive income, net of tax:
Foreign currency translation adjustments	4,813	5,672	6,981	6,375	80
Amounts reclassified to net income in fresh-start reporting	—	—	—	—	20,268

Other comprehensive income, net of tax	4,813	5,672	6,981	6,375	20,348

Comprehensive income	$19,101	$14,908	$34,049	$25,128	$542,498

The accompanying notes are an integral part of the consolidated financial statements.

WASHINGTON GROUP INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except per share data)

        The terms "we," "us" and "our" as used in this quarterly report refer to Washington Group International, Inc. ("Washington Group International") and its consolidated subsidiaries unless otherwise indicated. On May 14, 2001, Washington Group International and several but not all of its subsidiaries filed for Chapter 11 bankruptcy protection. On January 25, 2002, we emerged from bankruptcy protection. See Note 4, "Reorganization Case and Fresh-start Reporting" in our annual report on Form 10-K for the fiscal year ended January 3, 2003.

1. DESCRIPTION OF THE BUSINESS

        We are an international provider of a broad range of design, engineering, construction, construction management, facilities and operations management, environmental remediation and mining services to diverse public and private sector clients, including (1) engineering, construction and operations and maintenance services in nuclear and fossil power markets; (2) diverse engineering and construction and construction management services for the highway and bridge, airport and seaport, dam, tunnel, water resource, railway and commercial building markets; (3) engineering, design, procurement, construction and construction management services to industrial companies; (4) contract mining, technical and engineering services for the metals, precious metals, coal, minerals and minerals processes markets; (5) comprehensive nuclear and other environmental and hazardous substance remediation services for governmental and private-sector clients and (6) weapons and chemical demilitarization programs for governmental and private-sector clients. In providing these services, we enter into four basic types of contracts: fixed-price or lump-sum contracts providing for a fixed price for all work to be performed, fixed-unit-price contracts providing for a fixed price for each unit of work to be performed, target-price contracts, a form of cost-reimbursable contracts, providing for an agreed upon price whereby we absorb cost escalation to the extent of our expected fee or profit and are reimbursed for costs which continue to escalate beyond our expected fee, and other cost-type contracts providing for reimbursement of costs plus a fee. Both anticipated income and economic risk are greater under fixed-price and fixed-unit-price contracts than under cost-type contracts. Engineering, construction management and environmental and hazardous substance remediation contracts are typically awarded pursuant to a cost-type contract.

        We were originally incorporated in Delaware on April 28, 1993 under the name Kasler Holding Company. In April 1996, we changed our name to Washington Construction Group, Inc. On September 11, 1996, we purchased Morrison Knudsen Corporation, which we refer to in this report as "Old MK," and changed our name to Morrison Knudsen Corporation. On March 22, 1999, we and BNFL Nuclear Services, Inc. ("BNFL"), an unrelated entity, acquired the government and environmental services businesses of CBS Corporation (now Viacom, Inc.). We refer to these businesses as the "Westinghouse Businesses." The Westinghouse Businesses currently constitute our Westinghouse Government Services Group ("WGSG"), which is primarily a part of our Energy & Environment business unit. On July 7, 2000, we purchased from Raytheon Company and Raytheon Engineers & Constructors International, Inc. ("RECI" and, collectively with Raytheon Company, the "Sellers"), the capital stock of the subsidiaries of RECI and specified other assets of RECI and assumed specified liabilities of RECI. The businesses that we purchased, which we refer to in this report as "RE&C," provide engineering, design, procurement, construction, operation, maintenance and other services on a global basis. Following the acquisition, on September 15, 2000, we changed our name to Washington Group International, Inc.

        On May 14, 2001, due to near-term liquidity problems resulting from our acquisition of RE&C, we filed for protection under Chapter 11 of the U.S. Bankruptcy Code. On December 21, 2001, the bankruptcy court entered an order confirming the Second Amended Joint Plan of Reorganization of Washington Group International, Inc., et. al., as modified (the "Plan of Reorganization"). The Plan of Reorganization became effective and we emerged from bankruptcy protection on January 25, 2002. For a more detailed discussion of the RE&C acquisition and the resulting bankruptcy, see Note 3, "Acquisition" and Note 4, "Reorganization Case and Fresh-start Reporting" of the Notes to Consolidated Financial Statements in Item 8 of our annual report on Form 10-K for the fiscal year ended January 3, 2003.

2. BASIS OF PRESENTATION

        The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements include the accounts of Washington Group International and all of its majority-owned subsidiaries and certain joint ventures. Investments in non-consolidated construction joint ventures and certain unconsolidated affiliates are accounted for using the equity method. For non-consolidated construction joint ventures, our proportionate share of revenue, cost of revenue and gross profit is included in the consolidated statements of income. Equity in net earnings of unconsolidated affiliates is accounted for under the equity method. All significant intercompany transactions and accounts have been eliminated in consolidation.

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

        In our opinion, the accompanying unaudited interim consolidated financial statements reflect all adjustments of a recurring nature that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.

        The results of operations for the interim periods presented in these unaudited interim consolidated financial statements are not necessarily indicative of results to be expected for the full year. Future operating results may not be comparable to historical operating results as a result of our filing for protection under Chapter 11 of the U.S. Bankruptcy Code on May 14, 2001, our subsequent emergence therefrom on January 25, 2002, and the implementation of fresh-start reporting on February 1, 2002. Our bankruptcy proceedings and our adoption of fresh-start reporting have materially affected comparability among the reporting periods presented.

        As of February 1, 2002, we adopted fresh-start reporting pursuant to the guidelines provided by the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. In connection with the adoption of fresh-start reporting, a new entity was created for financial reporting purposes with assets, liabilities and a capital structure having carrying values as of February 1, 2002, and subsequent periods are not comparable to prior periods. In the accompanying financial statements and notes to financial statements, the periods presented through February 1, 2002 have been designated "Predecessor Company," and the periods ending subsequent to February 1, 2002 have been designated "Successor Company."

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

Stock-based compensation

        We have used the intrinsic value method to account for stock-based employee compensation under the recognition and measurement principles of Accounting Principles Bulletin ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations for all periods presented. The following table illustrates the pro forma effect on net income and income per share if we had applied the fair value recognition provisions of the Financial Accounting Standards Board ("FASB") Statement

No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), to stock-based employee compensation.

	Successor Company				Predecessor Company
	Three months ended July 4, 2003	Three months ended June 28, 2002	Six months ended July 4, 2003	Five months ended June 28, 2002	One month ended February 1, 2002
Net income (loss) before extraordinary item as reported	$14,288	$9,236	$27,068	$18,753	$(45,043)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards(1)	(3,571)	(3,893)	(7,040)	(18,370)	10,995
Tax effects	1,394	1,519	2,748	7,170	(4,291)

Pro forma net income (loss) before extraordinary item	$12,111	$6,862	$22,776	$7,553	$(38,339)

Net income (loss) per share before extraordinary item(2)
As reported—basic and diluted	$.57	$.37	$1.08	$.75	$—
Pro forma—basic and diluted	.48	.27	.91	.30	—

Net income as reported	$14,288	$9,236	$27,068	$18,753	$522,150
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards(1)	(3,571)	(3,893)	(7,040)	(18,370)	10,995
Tax effects	1,394	1,519	2,748	7,170	(4,291)

Pro forma net income	$12,111	$6,862	$22,776	$7,553	$528,854

Net income per share(2)
As reported—basic and diluted	$.57	$.37	$1.08	$.75	$—
Pro forma—basic and diluted	.48	.27	.91	.30	—

(1)
We present pro forma compensation cost as if all stock options granted are expected to vest, with pro forma recognition of actual forfeitures as they occur. Our emergence from bankruptcy protection in January 2002 and the resulting cancellation of all of our previously-existing stock options therefore gave rise to a reversal of compensation expense on a pro forma basis for the one month ended February 1, 2002. Upon emergence from bankruptcy protection, we granted options of which one-third vested immediately. Due to this vesting, a significant portion of the total pro forma compensation cost associated with these options is presented as an expense on a pro forma basis during the five months ended June 28, 2002.

(2)
Net income per share is not presented for the Predecessor Company period, as it is not meaningful because of the revised capital structure of the Successor Company.

3. ACCOUNTING STANDARDS

Recently issued accounting standards

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or in which equity investors do not bear the residual economic risks. The interpretation applies to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that was acquired before February 1, 2003. We have determined that it is not reasonably possible that we will consolidate or disclose information about a variable interest entity upon the effective date of FIN 46.

        In April 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS No. 149"), which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). The new guidance amends SFAS No. 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, (2) in connection with other FASB projects dealing with financial instruments and (3) regarding implementation issues raised in relation to the application of the definition of a derivative, particularly regarding the meaning of "underlying" and the characteristics of a derivative that contains financing components. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except as stated below, and for hedging relationships designated after June 30, 2003.

        The provisions of SFAS No. 149 relating to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003 should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of "when-issued" securities or other securities that do not yet exist should be applied to existing contracts, as well as new contracts entered into after June 30, 2003. Since we do not have derivative instruments, we believe the impact of SFAS No. 149 on our financial statements will not be material.

        In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS No. 150"), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) that may previously have been classified as equity. SFAS No. 150 affects the issuer's accounting for three types of financial instruments. One type is mandatorily redeemable shares that the issuer is obligated to redeem in exchange for cash or other assets. A second type, which includes put options and forward purchase contracts, involves instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this statement are obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. Most of the guidance in

SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Because we do not have any such instruments outstanding, the adoption of SFAS No. 150 is not expected to materially impact our financial position, cash flows or results of operations.

4. VENTURES

Construction joint ventures

        We participate in non-consolidated construction joint ventures that are formed to bid, negotiate and complete specific projects. The non-consolidated construction joint ventures are reflected on the consolidated balance sheet as equity method investments, and our proportionate share of revenue, cost of revenue and gross profit is included in the statement of income. The size, scope and duration of joint-venture projects vary among periods. The tables below represent the financial information of our non-consolidated construction joint ventures in which we hold a 50% or less controlling interest.

Combined financial position of non-consolidated construction joint ventures	July 4, 2003	January 3, 2003
Current assets	$254,948	$273,719
Property and equipment, net	3,818	8,194
Current liabilities	(218,766)	(246,873)

Net assets	$40,000	$35,040

	Successor Company				Predecessor Company
Combined results of operations of non-consolidated construction joint ventures	Three months ended July 4, 2003	Three months ended June 28, 2002	Six months ended July 4, 2003	Five months ended June 28, 2002	One month ended February 1, 2002
Revenue	$165,285	$147,694	$327,643	$271,471	$43,751
Cost of revenue	(138,050)	(138,713)	(287,522)	(256,640)	(42,436)

Gross profit	$27,235	$8,981	$40,121	$14,831	$1,315

	Successor Company				Predecessor Company
Washington Group International's share of results of operations of non-consolidated construction joint ventures	Three months ended July 4, 2003	Three months ended June 28, 2002	Six months ended July 4, 2003	Five months ended June 28, 2002	One month ended February 1, 2002
Revenue	$62,539	$60,397	$128,194	$112,336	$17,790
Cost of revenue	(50,102)	(58,034)	(109,773)	(107,480)	(17,387)

Gross profit	$12,437	$2,363	$18,421	$4,856	$403

Unconsolidated affiliates

        At July 4, 2003, we held ownership interests in several unconsolidated affiliates, the most significant of which are two incorporated mining ventures: MIBRAG mbH (50%) and Westmoreland Resources, Inc. ("Westmoreland Resources") (20%), which are accounted for under the equity method. We provide contract mining services to these ventures. The tables below represent the financial information of our unconsolidated affiliates in which we hold a 50% or less controlling interest.

Combined financial position of unconsolidated affiliates	July 4, 2003	January 3, 2003
Current assets	$203,987	$201,779
Non-current assets	634,659	538,880
Property and equipment, net	489,451	450,604
Current liabilities	(79,487)	(50,365)
Long-term debt, non-recourse to parents	(269,845)	(272,120)
Other non-current liabilities	(700,069)	(662,454)

Net assets	$278,696	$206,324

	Successor Company				Predecessor Company
Combined results of operations of unconsolidated affiliates	Three months ended July 4, 2003	Three months ended June 28, 2002	Six months ended July 4, 2003	Five months ended June 28, 2002	One month ended February 1, 2002
Revenue	$110,488	$80,857	$212,223	$133,617	$28,403
Cost of revenue	(96,919)	(72,368)	(180,752)	(117,452)	(21,508)

Gross profit	$13,569	$8,489	$31,471	$16,165	$6,895

5. SALE OF BUSINESS

        During 2001, we elected to pursue the sale of the process technology development portion of our petroleum and chemical business (the "Technology Center"). On April 18, 2003, we sold the Technology Center for $17,700, subject to certain adjustments, and recognized $4,605 on the sale reflected in other operating income on the consolidated statement of income for the three and six months ended July 4, 2003. Operating results for the Technology Center are included as part of the "Intersegment and other unallocated operating costs" in Note 9, "Operating Segment, Geographic and Customer Information."

        Operating results of the Technology Center and the Electro-Mechanical Division ("EMD"), a business sold in October 2002, are as follows:

	Successor Company				Predecessor Company
	Three months ended July 4, 2003	Three months ended June 28, 2002	Six months ended July 4, 2003	Five months ended June 28, 2002	One month ended February 1, 2002
Revenue	$1,206	$46,183	$9,989	$78,282	$17,088
Net income (loss)	(290)	(361)	(590)	1,282	960

6. CREDIT FACILITIES

DIP Facility

        On May 14, 2001, we filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code. On the same day, we entered into a Secured Super-Priority Debtor-in-Possession Revolving Credit Facility (the "DIP Facility") with some of our subsidiaries as guarantors, for a commitment of $195,000 with the ability to increase the total commitment to $350,000. On June 5, 2001, the DIP Facility lenders approved an increase in the total commitment from $195,000 to $220,000. The DIP Facility was to be used (1) to finance the costs of restructuring and (2) for ongoing working capital, general corporate purposes and letter of credit issuance. The borrowing rate under the DIP Facility was the prime rate, plus an additional margin of 4.0%. The DIP Facility carried other fees, including commitment fees and letter of credit fees, normal and customary for such credit agreements. As of

January 24, 2002, we had no outstanding debt and $32,800 of outstanding letters of credit under the DIP Facility. As discussed below, the DIP Facility was replaced by the Senior Secured Revolving Credit Facility on January 25, 2002.

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

        The Senior Secured Revolving Credit Facility was entered into (1) to replace approximately $32,800 in letters of credit issued under the DIP Facility; (2) to retire our DIP Facility and repay any DIP Facility balance (of which there was none); (3) to replace or backstop approximately $120,842 in letters of credit issued under our pre-petition financing facilities entered into to acquire RE&C; (4) to make payments to the pre-petition senior secured lenders and Mitsubishi Heavy Industries pursuant to our Plan of Reorganization; (5) to finance the costs of restructuring; and (6) for ongoing working capital, general corporate purposes and letter of credit issuance. Borrowings under the Senior Secured Revolving Credit Facility are required to be allocated between the two tranches on a proportional split based upon the size of each tranche. The borrowing rate under the Senior Secured Revolving Credit Facility is, for Tranche A, the applicable LIBOR, which has a stated floor of 3%, plus an additional margin of 5.5%, and for Tranche B, LIBOR plus an additional margin of 5.5%. As of July 4, 2003, the effective rate was 8.5% for Tranche A and 6.6% for Tranche B. The Senior Secured Revolving Credit Facility carries other fees, including commitment fees and letter of credit fees, normal and customary for such credit agreements. The Senior Secured Revolving Credit Facility contains affirmative, negative and financial covenants, including minimum net worth, capital expenditures, maintenance of certain financial and operating ratios, and specified events of default which are typical for a credit agreement governing credit facilities of the size, type and tenor of the Senior Secured Revolving Credit Facility. The Senior Secured Revolving Credit Facility also contains affirmative and negative covenants limiting our ability and the ability of certain of our subsidiaries to incur debt or liens, provide guarantees, make investments and pay dividends. There were no amounts borrowed or outstanding under the Senior Secured Revolving Credit Facility at July 4, 2003. Also at July 4, 2003, the borrowing capacity was $200,000, which is the maximum allowed under the facility.

7. RESTRUCTURING CHARGES

        During 2001, we initiated restructuring actions to improve operational effectiveness and efficiency and reduce expenses globally relative to employment levels and excess facilities consistent with the Plan of Reorganization. A liability was recorded for employee termination benefits, impairment charges and enhanced pension benefits. The severance costs represented expected reductions in work force for management, professional, administrative and operational overhead. During January 2002, charges of $625 for employee terminations were accrued. As part of the Plan of Reorganization in January 2002, restructuring liabilities of $14,155 representing the remaining balance recorded as part of the acquisition of RE&C and consisting of non-cancelable lease obligations were discharged. Our restructuring plan is complete. The remaining liability at July 4, 2003 primarily represents facility closure costs.

        The following presents restructuring charges accrued and costs incurred:

	Successor Company				Predecessor Company
	Three months ended July 4, 2003	Three months ended June 28, 2002	Six months ended July 4, 2003	Five months ended June 28, 2002	One month ended February 1, 2002
Accrued liability at beginning of period	$11,117	$19,562	$11,986	$24,718	$44,072
Charges and liabilities accrued:
Severance and other employee costs	—	—	—	—	625
Cash expenditures, net of sub-tenant rental income	(1,585)	(4,181)	(2,454)	(9,337)	(5,824)
Liabilities discharged in bankruptcy	—	—	—	—	(14,155)

Accrued restructuring liability at end of period	$9,532	$15,381	$9,532	$15,381	$24,718

8. REORGANIZATION ITEMS AND EXTRAORDINARY ITEM

Reorganization items

        As previously disclosed, on January 25, 2002, the Plan of Reorganization became effective and we emerged from bankruptcy protection. In connection therewith, the following reorganization items were recorded in the three and six months ended July 4, 2003 and the one month ended February 1, 2002:

	Successor Company		Predecessor Company
	Three months ended July 4, 2003	Six months ended July 4, 2003	One month ended February 1, 2002
Professional fees and other expenses related to bankruptcy proceedings	$3,700	$3,700	$36,072
Impairment of assets of rejected contracts	—	—	907
Adjustments to fair values in fresh-start reporting	—	—	35,078

Total reorganization items	$3,700	$3,700	$72,057

Extraordinary item

        During the one month ended February 1, 2002, pursuant to our Plan of Reorganization, we recorded a gain on debt discharge of $1,460,732 related to liabilities compromised from our reorganization, less the value of new common stock and warrants issued of $550,000, net of income taxes of $343,539, which was recorded as an extraordinary gain. See Note 4, "Reorganization Case and Fresh-start Reporting" in our annual report on Form 10-K for the fiscal year ended January 3, 2003.

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

        Defense provides a complete range of technical services to the U.S. Department of Defense and Homeland Security market, including operations and management services, environmental and chemical demilitarization services, waste handling and storage, architectural engineering services and engineering, procurement and construction services for the armed forces.

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

        The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the notes to the consolidated financial statements contained in our annual report on Form 10-K for the fiscal year ended January 3, 2003. We evaluate performance and allocate resources based on segment operating income. Segment operating income is total segment revenue reduced by segment cost of revenue and includes equity in net earnings of unconsolidated affiliates. Corporate and other expense consists principally of general and administrative expenses.

	Successor Company				Predecessor Company
	Three months ended July 4, 2003	Three months ended June 28, 2002	Six months ended July 4, 2003	Five months ended June 28, 2002	One month ended February 1, 2002
Revenue
Power	$125,206	$269,504	$301,412	$433,295	$85,551
Infrastructure	143,076	188,698	264,770	327,588	79,924
Mining	21,419	18,567	35,871	27,150	5,326
Industrial/Process	120,517	168,275	240,258	276,554	64,271
Defense	124,912	139,954	256,094	237,661	62,107
Energy & Environment	100,889	174,238	188,981	260,846	50,357
Intersegment, eliminations and other	(1,254)	1,271	4,844	4,443	2,376

Total revenues	$634,765	$960,507	$1,292,230	$1,567,537	$349,912

Gross profit (loss)
Power	$15,562	$6,019	$23,011	$12,302	$199
Infrastructure	3,944	2,838	10,798	11,524	3,028
Mining	1,332	1,893	1,099	1,786	100
Industrial/Process	4	2,290	2,916	4,064	631
Defense	12,655	6,568	26,377	10,143	1,956
Energy & Environment	21,101	21,425	29,313	31,600	5,568
Intersegment and other unallocated operating costs	(6,893)	190	(8,309)	(2,304)	(362)

Total gross profit	$47,705	$41,223	$85,205	$69,115	$11,120

Equity in net earnings of unconsolidated affiliates
Power	$285	$—	$285	$—	$—
Infrastructure	—	—	—	—	—
Mining	6,128	4,493	14,702	8,066	3,109
Industrial/Process	351	—	733	—	—
Defense	—	—	—	—	—
Energy & Environment	(258)	—	(452)	—	—
Intersegment and other	—	—	—	—	—

Total equity in net earnings of unconsolidated affiliates	$6,506	$4,493	$15,268	$8,066	$3,109

Operating income (loss)
Power	$15,847	$6,019	$23,296	$12,302	$199
Infrastructure	3,944	2,838	10,798	11,524	3,028
Mining	7,460	6,386	15,801	9,852	3,209
Industrial/Process	355	2,290	3,649	4,064	631
Defense	12,655	6,568	26,377	10,143	1,956
Energy & Environment	20,843	21,425	28,861	31,600	5,568
Intersegment and other unallocated operating costs	(2,288)	190	(3,704)	(2,304)	(987)
General and administrative expenses, corporate	(13,025)	(11,547)	(23,136)	(19,605)	(4,180)

Total operating income	$45,791	$34,169	$81,942	$57,576	$9,424

10. TAXES ON INCOME

        The components of the effective tax rate for the various periods are shown in the table below:

	Successor Company				Predecessor Company
	Three months ended July 4, 2003	Three months ended June 28, 2002	Six months ended July 4, 2003	Five months ended June 28, 2002	One month ended February 1, 2002
Federal tax rate	35.0%	35.0%	35.0%	35.0%	35.0%
State tax	3.0	5.0	3.9	4.3	2.8
Nondeductible items	5.8	3.6	4.4	3.1	.4
Foreign tax	.4	1.8	.6	1.6	—

Effective tax rate	44.2%	45.4%	43.9%	44.0%	38.2%

11. CONTINGENCIES AND COMMITMENTS

Contract related matters

        We have contracts with the U.S. government, the allowable costs of which are subject to adjustments upon audit and negotiation by various agencies of the U.S. government. Audits by the U.S. government and negotiations of indirect costs are complete through 2000. Audits by the U.S. government of 2001 indirect costs are in progress. We are also in the process of preparing cost impact statements as required under U.S. Cost Accounting Standards for 1999 through 2002, which are subject to audit by the U.S. government and negotiation. We have also prepared and submitted to the government cost impact statements for 1989 through 1998 for which we believe no adjustments are necessary. We believe that the results of the indirect costs audits and negotiations and the cost impact statements will not result in a material change to our financial position, results of operations or cash flows.

Letters of credit

        In the normal course of business, we cause letters of credit to be issued in connection with contract performance obligations that are not required to be reflected in the balance sheet. We are obligated to reimburse the issuer of such letters of credit for any payments made thereunder. At July 4, 2003 and January 3, 2003, $162,309 and $207,110, respectively, in face amount of letters of credit were outstanding. We have pledged cash and cash equivalents as collateral for our reimbursement obligations with respect to $38,000 in face amount of specified letters of credit that were outstanding at July 4, 2003. At July 4, 2003, $124,309 of the outstanding letters of credit were issued under the Senior Secured Revolving Credit Facility.

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

        In 1994, we transferred all of the insurance liabilities of our captive insurance subsidiary to an insurance carrier for occurrences prior to April 1, 1994. We have indemnified the insurance carrier for any losses in excess of $53,800. We believe that the indemnification provisions will not have a material adverse effect on our financial position, results of operations or cash flows.

Other

        Some current and former officers, employees and directors of Washington Group International were named defendants in an action filed by two former participants in the Old MK 401(k) Plan and Employee Stock Ownership Plan in the U.S. District Court for the District of Idaho. The complaint alleges, among other things, that the defendants breached certain fiduciary duties. On July 12, 2000, the court denied plaintiffs' motion to reconsider a prior summary judgment in favor of specified defendants and granted summary judgment with respect to specified other defendants. As a result, Washington Group International and all current and former officers, employees and directors have been dismissed from the action, as well as one of the two plan committees. The court also certified the case as a class action. The remaining defendants in this proceeding are one of the two plan committees and two companies (to which we had indemnification obligations that were discharged in our bankruptcy proceedings) involved in administration of the plans.

        In about 1998, Washington Infrastructure, Inc., formerly known as Raytheon Infrastructure, Inc., a wholly-owned subsidiary from the acquisition of RE&C, contracted with the School Construction Authority of the City of New York (the "Authority") to provide construction management and inspection services in connection with the construction of a new school facility. The Authority brought suit against the prime contractor to correct deficiencies in materials and/or workmanship. The prime contractor agreed to perform rework and absorb the cost of approximately $4,500 to end the dispute with the Authority. As part of the settlement, the Authority also agreed to assign to the prime contractor any claims it had against us arising from the defective work. Thereafter, the prime contractor sued the Authority alleging claims for betterment, sued us alleging negligent inspection and sued a number of other parties.

        Government contracts are subject to specific procurement regulations, contract provisions and a variety of other requirements relating to the formation, administration, performance and accounting of these contracts. As a result of our government contracting, claims for civil or criminal fraud may be brought by the government for violations of those regulations, requirements and statutes. See the disclosure at pages I-11 and I-12 of our annual report on Form 10-K for the fiscal year ended January 3, 2003 under the caption "Business—Risk Factors" for a discussion of these risks.

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

        In 2002, the Inspector General for the U.S. Agency for International Development ("USAID") requested documentation about and made inquiries into the contractual relationships between one of our U.S. joint ventures and a local construction company in Egypt. The focus of the inquiry, which is ongoing, is whether the structure of our business relationships with Egyptian companies violated USAID contract regulations with respect to source, origin and nationality requirements. In March 2003, we were notified by the Department of Justice that it is considering recommending civil litigation against us under the False Claims Act and at common law in connection with the matters being investigated by USAID. The Department of Justice is looking at potential violations of the USAID source, origin and nationality regulations in connection with five of our projects located in Egypt which were financed by USAID beginning in 1996. In July 2003, our U.S. joint venture partner was notified that it had been suspended by USAID. We understand that the suspension resulted from our joint venture's relationship with an Egyptian company on two of the five projects that are under investigation. The suspension, which is subject to modification, is for one year and is limited to future participation in USAID-financed transactions that are financed in whole or in part with funds made available under the Foreign Assistance Act of 1961. We have not received a similar notice from USAID. We continue to respond to inquiries from USAID and the Department of Justice and to cooperate with the investigation. We currently have only one active USAID-financed project and have no bids pending for any future USAID-financed projects.

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

        There are three unique aspects of our approach to new work and backlog:

  •
  Government contracts—Most of our government contracts cover several years. However, they are subject to annual appropriations by Congress. To account for the risk that future amounts may not be appropriated, we only include the most immediate two years of forecast revenue in our backlog. Therefore, as time passes and appropriations occur, additional new work is recorded on existing government contracts. At July 4, 2003, government funded contracts comprised approximately 34% of our total backlog.

  •
  Mining contracts—Mining contracts span varying periods of time up to the life of the resource. For new work and backlog purposes, we limit the amount recorded to five years. Similar to our practices with government contracts, as time passes, we recognize additional new work as commitments for that future work are firmed up. At July 4, 2003, mining contracts comprised approximately 13% of our total backlog.

  •
  At risk and agency contracts—The amount of new work and related backlog recognized depends on whether the contract or project is determined to be an "at-risk" or "agency" relationship between the client and us. Determination of the relationship is based on characteristics of the contract or the relationship with the client. For "at-risk" relationships, the expected gross revenue is included in new work and backlog. For relationships where we act as an agent for our client, only the expected net fee revenue is included in new work and backlog. At July 4, 2003, agency contracts comprised approximately 7% of our total backlog.

        Revenue recognition is generally recognized on the "percentage-of-completion" method for construction-type contracts. Revenue is recognized as work is performed and award and other fees are earned for cost-type and operation and maintenance-type contracts. There are various means of determining revenue under the percentage-of-completion method. Most of our fixed-price and target-price contracts use a cost-to-cost approach, where revenue is earned in proportion to costs incurred divided by total costs expected to be incurred. However, if a project includes significant materials or equipment costs, we require that the percentage-of-completion method be based on labor hours, labor dollars or some other appropriate approximation of physical completion rather than on a strict percentage of costs incurred. For certain long-term contracts involving mining and environmental and hazardous substance remediation, completion is measured on estimated physical completion or units of production.

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

        Revenue recognition for construction and engineering contracts also depends on whether the contract or project is determined to be an "at risk" or an "agency" relationship between the client and us. Determination of the relationship is based on characteristics of the contract or the relationship with the client. For "at risk" relationships, the gross revenue and the costs of materials, services, payroll, benefits, non-income tax and other costs are recognized in the income statement. For "agency" relationships, where we act as an agent for our client, only fee revenue is recognized, meaning that direct project costs and the related reimbursement from the client are netted.

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

        Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are identified. The cumulative effect of revisions to contract revenue and estimated completion costs, including incentive awards, penalties, change orders, claims and anticipated losses, is recorded in the accounting period in which the amounts are known and can be reasonably estimated. Such revisions could occur at any time, and the effects could be material. The effects of other changes to estimated contract profit or loss are recognized in the period in which such revisions are identified. They can include such items as the effects of change orders and claims (see also "Change orders and claims" in this section), warranty claims, liquidated damages or other contractual penalties, adjustments for audit findings on U.S. government contracts and contract close-out settlements. Should such items result in reductions to or elimination of previously reported profits, they would be recognized by a charge against current period earnings. Such adjustments could be significant.

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

  •
  Joint ventures—Much of our work on large construction projects is performed through unincorporated joint ventures with one or more partners. The accounting treatment depends on our ownership percentage of the joint venture. For those in which our ownership exceeds 50% and/or we control the joint venture by contract terms or other means, the assets, liabilities and results of operations of the joint venture are fully consolidated in our financial statements, and the minority interests of third parties are separately deducted in our financial statements. For those construction joint ventures in which our ownership is 50% or less or we do not control the joint venture, we report our pro rata portion of revenue and costs, but the balance sheet reflects only our net investment in the project. Joint ventures that do not involve construction or engineering activities, in which our ownership is 50% or less or we do not control the joint venture, are reported using the equity method of accounting.

  •
  Partially-owned subsidiary companies—Like joint ventures, the accounting treatment depends on our ownership percentage of the subsidiary company. For those in which our ownership exceeds 50%, the assets, liabilities and results of operations of the subsidiary company are fully consolidated in our financial statements, and the minority interests of third parties are separately deducted in our financial statements. However, for those in which our ownership is 50% or less, we reflect our proportion of the net income in the results of operations as equity in net earnings of unconsolidated affiliates and our investment on the balance sheet as our net percentage investment in the subsidiary company.

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

        Self-insurance reserves represent reserves established through a program under which we determine the extent to which we self-insure certain business risks. We carry substantial premium-paid, traditional insurance for our various business risks; however, we do self-insure the lower level deductibles for workers' compensation and general, automobile and professional liability. Most of this self-insurance is handled through Broadway Insurance Company, a wholly-owned captive Bermuda insurance subsidiary. As such, we carry self-insurance reserves on our balance sheet that are reviewed annually by an independent actuary. Our self-insurance reserves for workers' compensation are recorded on a discounted basis. The remaining self-insurance reserves are undiscounted. The current portion of the self-insurance reserves is included in other accrued liabilities.

        Minority interest reflects the equity investment by third parties in certain subsidiary companies and joint ventures that we have consolidated in our financial statements, and is comprised primarily of BNFL's interest in WGSG.

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

        Goodwill is no longer amortized, but is subject to annual impairment tests under the new rules issued in June 2001 by the Financial Accounting Standards Board ("FASB") in Statements No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets. These statements were effective for our fiscal year 2002. Effective February 1, 2002, in conjunction with fresh-start reporting, we adjusted all of our assets and liabilities to estimated fair value. In addition, our income tax attributes include tax deductible goodwill in excess of financial statement goodwill. The tax value of goodwill generates tax deductible amortization although financial statement goodwill is no longer amortized. As goodwill amortization is deducted for income tax purposes, substantially all of the resulting tax benefit reduces financial statement goodwill. Our annual review of the recoverability of goodwill was performed as of October 31, 2002 and indicated that no impairment of goodwill had been experienced.

        Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") is presented because it is a measure commonly used in financial analysis in credit and equity markets to evaluate operating liquidity. In addition, management includes it in the various performance measures that are routinely produced and analyzed as a measure of our company's liquidity. EBITDA is not a measure computed in accordance with generally accepted accounting principles ("GAAP"), and should not be considered as a substitute for earnings from operations, net income or loss, cash flows from operating activities or other statements of operations or cash flow data prepared in conformity with GAAP, or as a GAAP measure of operating performance, profitability or liquidity. In addition, EBITDA may not be comparable to similarly titled measures of other companies.

        Our calculation of EBITDA represents earnings before interest, taxes, depreciation and amortization and normal profit, as follows:

	Three months ended		Six months ended
EBITDA (Unaudited) (In millions)
	July 4, 2003	June 28, 2002	July 4, 2003	June 28, 2002(a)
Net income	$14.3	$9.2	$27.1	$540.9
Taxes	15.7	12.3	28.5	1.2
Interest expense	6.5	7.5	13.4	13.2
Depreciation and amortization(b)	8.4	16.3	18.4	32.4
Normal profit	(.4)	(15.7)	(1.1)	(27.7)

Total(c)	$44.5	$29.6	$86.3	$560.0

(a)
For comparative purposes, the financial information provided above for the six months ended June 28, 2002 combines information of the reorganized company for the five months ended June 28, 2002 with pre-reorganization information for the one month ended February 1, 2002.

(b)
Depreciation includes $2.7 million and $6.8 million for the three and six months ended July 4, 2003, respectively, and $7.4 million and $15.3 million for the three and six months ended June 28, 2002, respectively, of depreciation on equipment used on a dam and hydropower project in the Philippines.

(c)
EBITDA for the three and six months ended July 4, 2003 includes reorganization items of $(3.7) million, which provided no tax benefit. For the six months ended June 28, 2002, EBITDA includes bankruptcy related items of $(48.4) million after tax for reorganization items and extraordinary gain on debt discharge of $567.2 million after tax.

RECONCILIATION OF EBITDA TO NET CASH PROVIDED BY OPERATING ACTIVITIES

        We believe that net cash provided by operating activities is the financial measure calculated and presented in accordance with GAAP that is most directly comparable to EBITDA. The following table reconciles EBITDA to net cash provided by operating activities for each of the periods for which EBITDA is presented.

	Three months ended		Six months ended
(In millions)	July 4, 2003	June 28, 2002	July 4, 2003	June 28, 2002(a)
EBITDA	$44.5	$29.6	$86.3	$560.0
Tax expense	(15.7)	(12.3)	(28.5)	(1.2)
Interest expense	(6.5)	(7.5)	(13.4)	(13.2)
Reorganization items	3.7	—	3.7	72.1
Extraordinary item—gain on bankruptcy	—	—	—	(567.2)
Cash paid for reorganization items	(3.8)	(8.6)	(6.3)	(29.1)
Amortization of prepaid loan fees	3.0	2.5	6.0	5.7
Deferred income taxes	11.4	7.8	20.1	3.2
Minority interest in income of consolidated subsidiaries	9.1	8.8	15.5	15.6
Equity in net earnings of unconsolidated affiliates
less dividends received	(5.4)	(3.5)	(13.6)	(3.2)
Gain on sale of assets, net	(5.1)	(.9)	(5.5)	(.5)
Other operating cash flow items	31.0	15.0	(45.8)	(9.1)

Net cash provided by operating activities	$66.2	$30.9	$18.5	$33.1

Net cash provided by operating activities for the six months ended July 4, 2003	$18.5
Less: Net cash used by operating activities for the three months ended April 4, 2003	(47.7)

Net cash provided by operating activities for the three months ended July 4, 2003	$66.2

Net cash provided by operating activities for the five months ended June 28, 2002		$26.5
Less: Net cash used by operating activities for the two months ended March 29, 2002		(4.4)

Net cash provided by operating activities for the three months ended June 28, 2002		$30.9

Net cash provided by operating activities for the five months ended June 28, 2002				$26.5
Plus: Net cash provided by operating activities for the one month ended February 1, 2002				6.6

Net cash provided by operating activities for the six months ended June 28, 2002				$33.1

(a)
For comparative purposes, the financial information provided above for the six months ended June 28, 2002 combines information of the reorganized company for the five months ended June 28, 2002 with pre-reorganization information for the one month ended February 1, 2002.

CONTRACT RENEGOTIATION

        Of the major RE&C projects purchased in the RE&C acquisition, twenty-three experienced significant contract adjustments of which fifteen are now complete, five were eliminated in the insolvency proceedings of Washington International B.V. and three are still in process. Of the three remaining projects, two have undergone reformation whereby the original fixed-price contracts were converted to cost-reimbursable contracts in 2001 (the "Reformed Contracts"). Under the Reformed Contracts, the Sellers remain responsible for the performance of the contracts and, as such, continue to fund the construction of the projects. We are retained by the Sellers on a cost-reimbursable basis and continue to provide construction management on the projects. These two Reformed Contracts are in the final stages of completion. The other remaining project is continuing under the original terms and conditions.

BUSINESS UNIT NEW WORK AND BACKLOG

        New work for each business unit, which represents additions to backlog for the period, is presented below:

	Three months ended		Six months ended
NEW WORK (In millions)	July 4, 2003	June 28, 2002	July 4, 2003	June 28, 2002
Power	$78.9	$342.9	$438.7	$526.4
Infrastructure	367.2	72.7	393.1	302.2
Mining	118.1	17.9	145.3	55.4
Industrial/Process	85.5	92.3	226.6	261.4
Defense	118.4	111.4	225.5	276.0
Energy & Environment	96.0	81.6	185.4	256.0
Other	(2.0)	1.6	12.7	10.1

Total new work	$862.1	$720.4	$1,627.3	$1,687.5

        In the three and six months ended July 4, 2003, new work awarded to the Technology Center, a business sold in April 2003, totaled $.5 million and $18.0 million, respectively. For the three and six months ended June 28, 2002, new work awarded to the Technology Center and EMD, a business sold in October 2002, was $40.5 million and $123.6 million, respectively.

        Backlog at July 4, 2003, April 4, 2003 and January 3, 2003 consisted of:

BACKLOG (In millions)	July 4, 2003	April 4, 2003	January 3, 2003
Power	$439.4	$486.0	$302.4
Infrastructure	894.4	670.3	766.1
Mining	374.5	283.9	279.8
Industrial/Process	274.6	309.9	357.7
Defense	616.9	623.4	647.5
Energy & Environment	383.6	388.3	386.8
Other	—	23.4	14.8

Total backlog	$2,983.4	$2,785.2	$2,755.1

New work and backlog

        During the three months ended July 4, 2003, we recorded $862.1 million of new work awards, $220.9 million more than recognized for revenue and equity earnings of unconsolidated affiliates. During the quarter, we reduced backlog by $22.7 million related to the backlog of the Technology

Center sold in April 2003. At July 4, 2003, backlog was $2,983.4 million, an increase of $198.2 million and $228.3 million, respectively, from the beginning of the second quarter and beginning of 2003, which is an indicator of our anticipated future revenue growth. Backlog on government contracts includes only two years' worth of the portions of such contracts that are currently funded or which management is highly confident will be funded. The reported backlog at July 4, 2003 excludes approximately $908.3 million of government contracts in progress for work to be performed beyond the second quarter of 2005.

        New work awards for the Power business unit for the three months ended July 4, 2003 totaled $78.9 million, of which $22.0 million was derived from the Reformed Contracts and $39.9 million resulted from power plant modification projects. The Infrastructure business unit recorded $367.2 million of new work that included $304.4 million from three design-build projects awarded during the quarter. New work for the Mining business unit totaled $118.1 million, which included $108.0 million from the award of a phosphate mining contract in Canada and a reclamation contract in the State of Washington. The Industrial/Process business unit new work awards during the second quarter of 2003 included $37.2 million and $27.1 million from integrated services and industrial markets, respectively. New work awarded to Industrial/Process continues to be slow due to the general economic slowdown and delays in client spending. However, capital spending and demand in the pharmaceutical and facilities management markets appear to be improving. During the second quarter of 2003, the Defense business unit recorded $118.4 million of new work, substantially from awards on threat reduction projects. The Energy & Environment business unit recorded $96.0 million in new work during the second quarter of 2003 generated from $60.2 million of new work on U.S. Department of Energy ("DOE") contracts, the majority of which was from the renegotiation of a large operations, maintenance and management contract, $18.8 million from energy projects and $17.0 million of new work in commercial operations.

RESULTS OF OPERATIONS

        On January 25, 2002, we emerged from Chapter 11 bankruptcy proceedings and implemented fresh-start reporting effective February 1, 2002 (the "Effective Date"). Accordingly, all assets and liabilities at the Effective Date were adjusted to reflect their respective fair values. The consolidated financial statements after that date are those of a new reporting entity and are not comparable to the pre-emergence periods. However, for purposes of this discussion, the five months ended June 28, 2002 (post-emergence) were combined with the month ended February 1, 2002 (pre-emergence), and reorganization items are presented as bankruptcy-related items, net of tax. The following table is included solely for use in analysis of results of operations and to complement management's discussion and analysis.

	Three months ended		Six months ended
RESULTS OF OPERATIONS (In millions)	July 4, 2003	June 28, 2002	July 4, 2003	June 28, 2002
	(Pro forma)		(Pro forma)	(Pro forma)
Backlog
Beginning backlog	$2,785.2	$3,382.2	$2,755.1	$3,378.7
New work	862.1	720.4	1,627.3	1,687.5
Adjustments	(22.7)	—	(91.5)	—
Revenue and equity in net earnings of unconsolidated affiliates	(641.2)	(965.0)	(1,307.5)	(1,928.6)

Ending backlog	$2,983.4	$3,137.6	$2,983.4	$3,137.6

Revenue(a)	$634.7	$960.5	$1,292.2	$1,917.4

Gross profit(a)	$47.7	$41.2	$85.2	$80.2
Equity in net earnings of unconsolidated affiliates(a)	6.5	4.5	15.3	11.2
General and administrative expenses	(13.0)	(11.5)	(23.1)	(23.8)
Restructuring charges	—	—	—	(.6)
Other operating income	4.6	—	4.6	—

Operating income	45.8	34.2	82.0	67.0
Investment income	.5	.2	.8	.6
Interest expense	(6.5)	(7.5)	(13.4)	(13.2)
Other income (expense), net	(.6)	.1	(.7)	2.2

Income before reorganization items, income taxes, minority interests and extraordinary item	39.2	27.0	68.7	56.6
Income tax expense	(15.7)	(12.3)	(28.5)	(24.9)
Minority interests in income of consolidated subsidiaries	(5.5)	(5.5)	(9.4)	(9.6)

Net income before bankruptcy-related items	18.0	9.2	30.8	22.1
Bankruptcy reorganization items, net of tax	(3.7)	—	(3.7)	(48.4)
Extraordinary item—debt discharge, net of tax	—	—	—	567.2

Net income	$14.3	$9.2	$27.1	$540.9

(a)
Revenue and gross profit, as reported in our prior year quarterly report on Form 10-Q, have been reclassified to present equity in net earnings of unconsolidated affiliates as a separate component of operating income. Previously, equity in net earnings of unconsolidated affiliates had been reported as a component of total revenue.

RECONCILIATION OF GAAP TO PRO FORMA SUMMARY FINANCIAL DATA

        Washington Group International's financial results for the three months ended July 4, 2003 and for the six months ended July 4, 2003 and June 28, 2002 presented in this news release are pro forma in nature.

  The results for the three and six months ended July 4, 2003 are adjusted as follows:

  •
  The results reclassify the effects of reorganization items accrued of $3.7 million, which resulted from professional fees and expenses related to the bankruptcy proceedings from income before extraordinary item to bankruptcy reorganization items, net of tax.

  The results for the six months ended June 28, 2002 are adjusted as follows:

  •
  Washington Group International successfully emerged from bankruptcy protection as a reorganized company on January 25, 2002 and began reporting as a new entity effective February 1, 2002. Generally accepted accounting principles require Washington Group International to report its results for the reorganized entity separately from those of the company as it existed prior to its reorganization. The results of operations for the six months ended June 28, 2002 combine the results of the reorganized company for the five months ended June 28, 2002 with pre-reorganization results for the one month ended February 1, 2002.

  •
  The results reclassify the effects of reorganization items, including "fresh-start" accounting to reflect the financial position at fair value as a newly reorganized company on February 1, 2002 which resulted in a charge to earnings of $36.0 million, and professional fees and expenses related to the bankruptcy proceeding of $36.1 million, which together totaled $72.1 million ($48.4 million after tax) from income before extraordinary item to bankruptcy reorganization items, net of tax.

        A reconciliation of the results reported under GAAP to the pro forma summary results is included below.

(In millions) UNAUDITED	Three months ended July 4, 2003	Adjustments	Three months ended July 4, 2003
			(Pro forma)
Revenue	$634.7	$—	$634.7

Gross profit	$47.7	$—	$47.7
Equity in net earnings of unconsolidated affiliates	6.5	—	6.5
General and administrative expenses	(13.0)	—	(13.0)
Restructuring charges	—	—	—
Other operating income	4.6	—	4.6

Operating income	45.8	—	45.8
Investment income	.5	—	.5
Interest expense	(6.5)	—	(6.5)
Other income (expense), net	(.6)	—	(.6)

Income before reorganization items, income taxes, minority interests and extraordinary item	39.2	—	39.2
Reorganization items	(3.7)	3.7	—
Income tax expense	(15.7)	—	(15.7)
Minority interests in income of consolidated subsidiaries	(5.5)	—	(5.5)

Income before extraordinary item	14.3	3.7	18.0
Bankruptcy reorganization items, net of tax	—	(3.7)	(3.7)
Extraordinary item	—	—	—

Net income	$14.3	$—	$14.3

(In millions) (UNAUDITED)	Six months ended July 4, 2003	Adjustments	Six months ended July 4, 2003
			(Pro forma)
Revenue	$1,292.2	$—	$1,292.2

Gross profit	$85.2	$—	$85.2
Equity in net earnings of unconsolidated affiliates	15.3	—	15.3
General and administrative expenses	(23.1)	—	(23.1)
Restructuring charges	—	—	—
Other operating income	4.6	—	4.6

Operating income	82.0	—	82.0
Investment income	.8	—	.8
Interest expense	(13.4)	—	(13.4)
Other income (expense), net	(.7)	—	(.7)

Income before reorganization items, income taxes, minority interests and extraordinary item	68.7	—	68.7
Reorganization items	(3.7)	3.7	—
Income tax (expense) benefit	(28.5)	—	(28.5)
Minority interests in income of consolidated subsidiaries	(9.4)	—	(9.4)

Income before extraordinary item	27.1	3.7	30.8
Bankruptcy reorganization items, net of tax	—	(3.7)	(3.7)
Extraordinary item	—	—	—

Net income	$27.1	$—	$27.1

(In millions) (UNAUDITED)	Five months ended June 28, 2002	One month ended February 1, 2002	Adjustments	Six months ended June 28, 2002
				(Pro forma)
Revenue	$1,567.5	$349.9	$—	$1,917.4

Gross profit	$69.1	$11.1	$—	$80.2
Equity in net earnings of unconsolidated affiliates	8.1	3.1	—	11.2
General and administrative expenses	(19.6)	(4.2)	—	(23.8)
Restructuring charges	—	(.6)	—	(.6)

Operating income	57.6	9.4	—	67.0
Investment income	.2	.4	—	.6
Interest expense	(12.0)	(1.2)	—	(13.2)
Other income (expense), net	2.7	(.5)	—	2.2

Income before reorganization items, income taxes, minority interests and extraordinary item	48.5	8.1	—	56.6
Reorganization items	—	(72.1)	72.1	—
Income tax (expense) benefit	(21.3)	20.1	(23.7)	(24.9)
Minority interests in income of consolidated subsidiaries	(8.5)	(1.1)	—	(9.6)

Income (loss) before extraordinary item	18.7	(45.0)	48.4	22.1
Bankruptcy reorganization items, net of tax	—	—	(48.4)	(48.4)
Extraordinary item—gain on debt discharge, net of tax of $343.5	—	567.2	—	567.2

Net income	$18.7	$522.2	$—	$540.9

THREE AND SIX MONTHS ENDED JULY 4, 2003 COMPARED TO
THREE AND SIX MONTHS ENDED JUNE 28, 2002

Revenue and operating income

        Our revenue declined $325.8 million and $625.2 million, or 34% and 33%, respectively, for the three and six months ended July 4, 2003 from the comparable periods in 2002 primarily as a result of the completion of several major projects in the Power, Infrastructure, Industrial/Process, Defense and Energy & Environment business units. The decline was also caused by the absence of revenue from the operations of EMD, which was sold in October 2002, in the Energy & Environment business unit. The Power business unit experienced a decline from the completion and winding down of four Reformed Contracts acquired through the RE&C acquisition. Revenue from the Infrastructure business unit declined primarily from the substantial completion of certain projects during the first quarter of 2003, including a dam and hydropower project in the Philippines. In addition, revenue from the Industrial/Process business unit was affected from a weakness in the domestic and international economies and related reduction in demand and capital spending for services we provide in this market.

        We experienced a significant increase in operating income for the three and six months ended July 4, 2003 totaling $11.6 million and $15.0 million, or 34% and 22%, respectively, compared to the same periods in 2002. The increase was due to a variety of factors, including favorable performance in completing a steam generator replacement contract in the Power business unit, negotiated settlements on Defense business unit construction contracts and a favorable renegotiation of a major contract in the Energy & Environment business unit. The operating income of Energy & Environment overall experienced a decline due to the absence of income from EMD. The decline in revenue from projects completed or near completion mentioned above had little impact on operating income in 2002, as several of these major projects contributed nominal operating earnings during the first six months of 2002.

        Operating income included the recognition of normal profit for the three and six months ended July 4, 2003 of $.4 million and $1.1 million, respectively, compared to $15.7 million and $27.8 million in the comparable periods of 2002 due to the completion of acquired contracts assigned normal profit.

        For a more detailed discussion of our revenue and operating income, see "Business Unit Results" later in our Management's Discussion and Analysis.

        The diversification of our business may cause margins to vary between periods due to the inherent risks and rewards on fixed-price contracts causing unplanned gains and losses on contracts. Margins may also vary between periods due to changes in the mix and timing of contracts executed by us, which contain various risk and profit profiles and are subject to uncertainties inherent in the estimation process.

Equity in net earnings of unconsolidated affiliates

        Equity in net earnings of unconsolidated affiliates for the three and six months ended July 4, 2003 increased $2.0 million and $4.1 million, respectively, over the comparable periods in 2002. The MIBRAG mbH mining venture in Germany, which accounts for a significant portion of the equity in net earnings of unconsolidated affiliates, recognized stronger earnings as a result of favorable foreign currency exchange rates, improved contract terms from contract renegotiations in the fourth quarter of 2002 and increased volume of coal sales.

General and administrative expenses

        General and administrative expenses for the three and six months ended July 4, 2003 increased $1.5 million and decreased slightly by $.7 million, respectively, from the comparable periods in 2002.

The increase for the three months ended July 4, 2003 was primarily the result of higher incentive compensation costs.

Other operating income

        During the three and six months ended July 4, 2003, we recognized a gain of $4.6 million from the April 2003 sale of the Technology Center and wind-up of related contracts issues.

Interest expense

        Our interest expense declined $1.0 million and increased $.2 million for the three and six months ended July 4, 2003 over the comparable periods of 2002. Interest expense for the three and six months ended July 4, 2003 consisted of $3.0 million and $6.0 million, respectively, of amortization of bank fees paid at the closing of the Senior Secured Revolving Credit Facility and $3.4 million and $7.4 million, respectively, of cash interest expense consisting primarily of letter of credit fees, commitment fees on undrawn funds, fronting fees and administrative fees paid to the agent bank. Prepaid bank fees are being amortized over the 30-month life of the Senior Secured Revolving Credit Facility, which will expire in July of 2004. Letter of credit fees and commitment fees are recorded as interest expense.

        Interest expense for the three and six months ended June 28, 2002 consisted of $3.0 million and $6.1 million, respectively, of amortization of bank fees and $4.5 million and $7.1 million, respectively, of cash interest expense consisting primarily of letter of credit fees, commitment fees on undrawn and unissued funds, fronting fees and interest on funded debt outstanding for a portion of the second quarter of 2002.

Other income (expense), net

        Other income (expense), net for the six months ended June 28, 2002, was $2.2 million and consisted principally of a $2.8 million distribution received from the conversion of an insurance carrier that provides our employee long-term disability coverage from a mutual insurance company to a stock company.

Income tax expense

        The components of the effective tax rate for the various periods are shown in the table below:

	Successor Company				Predecessor Company
	Three months ended July 4, 2003	Three months ended June 28, 2002	Six months ended July 4, 2003	Five months ended June 28, 2002	One month ended February 1, 2002
Federal tax rate	35.0%	35.0%	35.0%	35.0%	35.0%
State tax	3.0	5.0	3.9	4.3	2.8
Nondeductible items	5.8	3.6	4.4	3.1	.4
Foreign tax	.4	1.8	.6	1.6	—

Effective tax rate	44.2	45.4	43.9	44.0	38.2
Adjust for effect of nondeductible reorganization items	(4.2)	—	(2.4)	—	7.5

Pro forma effective tax rate	40.0%	45.4%	41.5%	44.0%	45.7%

        The pro forma effective tax rate represents the tax rate after removing the effects of nondeductible reorganization items.

        When the effective tax rate is applied to a loss before taxes, a tax benefit results. In these periods, nondeductible expenses decrease the effective tax rate. When the effective tax rate is applied to income before taxes, a tax expense results. In these periods, nondeductible expenses increase the effective tax rate.

        Tax payments are anticipated to be substantially less than the related tax provision reported in the financial statements primarily because of tax deductions for goodwill amortization. As of July 4, 2003, we had remaining tax goodwill of approximately $63 million resulting from the acquisition of the Westinghouse Businesses and $596 million resulting from the acquisition of RE&C. The amortization of this tax goodwill is deductible over remaining periods of 10.7 and 12 years, respectively, resulting in annual tax deductions of approximately $50 million net of minority interests and application of limitations under the Internal Revenue Code. In effect, we will not pay cash taxes on the first $50 million of federal taxable income before amortization each year.

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

Reorganization items

        During the three months ended July 4, 2003, we recognized a charge of $3.7 million as a result of estimated additional professional fees and expenses to be incurred by the unsecured creditors' committee to settle outstanding claims.

        During the one month ended February 1, 2002, we recognized, as part of fresh-start reporting, aggregated charges of $35.1 million before tax benefit for adjustments to reflect all assets and liabilities at their respective fair values. Other reorganization charges during the one month ended February 1, 2002 totaled $37.0 million before tax benefit and consisted primarily of professional fees incurred in connection with the bankruptcy proceedings. Cash paid for reorganization items totaled $3.8 million and $8.6 million for the three months ended July 4, 2003 and June 28, 2002, respectively. For the six months ended July 4, 2003 and June 28, 2002, cash paid for reorganization items amounted to $6.3 million and $29.1 million, respectively.

Extraordinary item

        During the first quarter of 2002, an extraordinary gain of $1,460.7 million was recorded as a result of the discharge of liabilities that resulted from our Plan of Reorganization, partially offset by new common stock and warrants issued of $550.0 million and income taxes of $343.5 million.

BUSINESS UNIT RESULTS

(In millions)

	Three months ended		Six months ended
	July 4, 2003	June 28, 2002	July 4, 2003	June 28, 2002
				(Pro forma)
Revenue
Power	$125.2	$269.5	$301.4	$518.8
Infrastructure	143.1	188.7	264.8	407.5
Mining	21.4	18.6	35.9	32.5
Industrial/Process	120.5	168.2	240.2	340.8
Defense	124.9	140.0	256.1	299.8
Energy & Environment	100.9	174.2	189.0	311.2
Intersegment and other	(1.3)	1.3	4.8	6.8

Total revenue	$634.7	$960.5	$1,292.2	$1,917.4

Operating income (loss)
Power	$15.9	$6.0	$23.3	$12.5
Infrastructure	3.9	2.8	10.8	14.5
Mining	7.4	6.4	15.8	13.1
Industrial/Process	.3	2.3	3.6	4.7
Defense	12.7	6.6	26.4	12.1
Energy & Environment	20.9	21.5	28.9	37.2
Intersegment and other unallocated operating costs	(2.3)	.1	(3.7)	(3.3)
General and administrative expenses, corporate	(13.0)	(11.5)	(23.1)	(23.8)

Total operating income	$45.8	$34.2	$82.0	$67.0

RECONCILIATION OF GAAP SEGMENT INFORMATION TO
PRO FORMA FINANCIAL INFORMATION

        Generally accepted accounting principles require us to report our results for the reorganized entity separately from those that existed prior to the reorganization. Following are segment information of the reorganized company for the five months ended June 28, 2002 and pre-reorganization segment information for one month ended February 1, 2002, as well as combined segment information for the six months ended June 28, 2002.

REVENUE (In millions)	Five months ended June 28, 2002	One month ended February 1, 2002	Six months ended June 28, 2002
			(Pro forma)
Power	$433.3	$85.5	$518.8
Infrastructure	327.6	79.9	407.5
Mining	27.2	5.3	32.5
Industrial/Process	276.5	64.3	340.8
Defense	237.7	62.1	299.8
Energy & Environment	260.8	50.4	311.2
Intersegment, eliminations and other	4.4	2.4	6.8

Total consolidated revenues	$1,567.5	$349.9	$1,917.4

OPERATING INCOME (LOSS) (In millions)	Five months ended June 28, 2002	One month ended February 1, 2002	Six months ended June 28, 2002
			(Pro forma)
Power	$12.3	$.2	$12.5
Infrastructure	11.5	3.0	14.5
Mining	9.9	3.2	13.1
Industrial/Process	4.1	.6	4.7
Defense	10.2	1.9	12.1
Energy & Environment	31.6	5.6	37.2
Intersegment and other unallocated operating costs	(2.4)	(.9)	(3.3)
General and administrative expense, corporate	(19.6)	(4.2)	(23.8)

Total operating income	$57.6	$9.4	$67.0

Power

        Revenue for the three and six months ended July 4, 2003 declined $144.3 million and $217.4 million, or 54% and 42%, respectively, from the comparable periods of 2002. The decreases in revenue were primarily due to the completion and winding down of four Reformed Contracts acquired though the RE&C acquisition and the completions of a simple cycle plant and a plant modification program. The decline in revenue from the aforementioned projects was partially offset by increased activity on three nuclear maintenance projects. Revenue of $39.5 million and $107.5 million was recognized by two of the still active Reformed Contracts during the three and six months ended July 4, 2003 compared to $141.8 million and $259.1 million, respectively, on four Reformed Contracts for the comparable periods of 2002.

        Operating income for the three and six months ended July 4, 2003 increased $9.9 million and $10.8 million, respectively, from the comparable periods in 2002. The increase in operating income was due to improved contract execution performance to complete a steam generator contract, resulting in incentive payments and lower than projected costs together totaling $9.7 million and $13.5 million, respectively, for the three and six months ended July 4, 2003. The impact on operating income of the four Reformed Contracts was minimal in 2002 and 2003. Operating income in 2002 included the recognition of $2.4 million and $3.2 million of normal profit for the three and six months ended June 28, 2002. No normal profit was recognized in 2003.

Infrastructure

        Revenue for the three and six months ended July 4, 2003 declined $45.6 million and $142.7 million, or 24% and 35%, respectively, from the comparable periods in 2002. The decline in revenue was primarily due to the substantial completion of certain projects, including the dam and hydropower project in the Philippines. Significant sources of revenue in 2003 included a light rail project in New Jersey and a variety of highway and heavy construction work and engineering services projects.

        Operating income increased $1.1 million and decreased $3.7 million for the three and six months ended July 4, 2003, respectively, over the comparable periods of 2002. Operating income for the second quarter of 2003 included $3.1 million from improving profit projections on two large highway construction joint ventures and $2.3 million from the resolution of a claim on a telecommunications project in Egypt. These positive results were partially offset by a reserve of $2.0 million for claims on a series of projects in Egypt and a decrease in the volume of work performed compared to the second quarter of 2002. Operating income for the second quarter of 2002 was negatively impacted by the recognition of contract value adjustments of $14.5 million, partially offset by the recognition of $13.2 million of normal profit. In addition to the foregoing, operating income for the six months ended

July 4, 2003 declined due to the decrease in volume of work performed in 2003, substantially offset by the favorable resolution in the first quarter of 2003 of two outstanding project claims totaling $2.8 million and the recovery of an additional claim of $2.8 million from a customer's insurance policy on a closed contract. Infrastructure business unit operating income included the recognition of normal profit of $.4 million and $1.1 million for the three and six months ended July 4, 2003, respectively, compared to $13.2 million and $23.2 million for the comparable periods of 2002.

Mining

        Revenue for the three and six months ended July 4, 2003 increased $2.8 million and $3.4 million, or 15% and 10%, respectively, over the comparable periods of 2002. The increase in revenue for the second quarter of 2003 was due to work on new projects, principally a gold mine in Nevada and a reclamation project in the State of Washington. In addition to these projects, revenue for the six months ended July 4, 2003 increased due to increased coal production at a contract-mining project in Montana.

        Operating income for the three and six months ended July 4, 2003 increased $1.0 million and $2.7 million, respectively, over the comparable periods of 2002. The MIBRAG mbH mining venture in Germany, which accounts for a significant portion of the operating income, had stronger earnings as a result of favorable foreign currency exchange rates, improved contract terms from contract renegotiations in the fourth quarter of 2002 and increased volume of coal sales.

Industrial/Process

        Revenue for the three and six months ended July 4, 2003 declined $47.7 million and $100.6 million, or 28% and 30%, respectively, as compared to the same periods in 2002. The decline in revenue was due to the softness of the domestic and international economies and related reduction in demand and capital spending for services we provide in this market, as well as the completion of a major turnkey project. On a positive note, capital spending appears to be increasing in the pharmaceutical market and there is increasing demand in the outsourcing of facilities management and related services.

        Operating income for the three and six months ended July 4, 2003 declined $2.0 million and $1.1 million, respectively, from the comparable periods in 2002. The decline in operating income was primarily due to the reduction in the volume of work performed, a $2.0 million provision recognized in the second quarter of 2003 related to a foreign contract, partially offset by better utilization of professional resources and contract close-out and settlement activity. During the three and six months ended June 28, 2002, operating income was impacted by the recognition of an unfavorable contract value adjustment of $2.5 million on an international methanol plant construction project. Operating income for the three and six months ended June 28, 2002 included the recognition of $.1 million and $1.4 million, respectively. No normal profit was recognized in 2003.

Defense

        Revenue for the three and six months ended July 4, 2003 declined $15.1 million and $43.7 million, or 11% and 15%, respectively, due to the completion of the construction scope on two major projects. Threat reduction projects accounted for the majority of the Defense business unit revenue during the first six months of 2003 and 2002.

        Operating income for the three and six months ended July 4, 2003 increased $6.1 million and $14.3 million, respectively, from the comparable periods of 2002 resulting from the negotiation of favorable settlements on construction projects of $5.6 million in the second quarter of 2003 and $8.0 million in the first quarter of 2003.

Energy & Environment

        Revenue for the three and six months ended July 4, 2003 declined $73.3 million and $122.2 million, or 42% and 39%, respectively, from the comparable periods of 2002. The decline was the result of the absence of revenue from EMD, a business that was sold in October 2002, and had recognized revenue totaling $42.5 million and $85.9 million in the three and six months ended June 28, 2002, respectively, and the winding down of a large cost-type contract in the beginning of the second quarter of 2003.

        Operating income for the three and six months ended July 4, 2003 declined $.6 million and $8.3 million, respectively, from the same periods in 2002. The decline was due to the absence of operating income from EMD, which totaled $3.7 million and $11.1 million in the three and six months ended June 28, 2002. Partially offsetting this decline was an increase in operating income of $5.4 million and $7.3 million, respectively, for the three and six months ended July 4, 2003, resulting principally from the renegotiation of a large operations, maintenance and management contract.

Intersegment and other

        Intersegment operating loss for the three and six months ended July 4, 2003 included a $5.7 million charge resulting from an under accrual of employee benefits related to periods prior to emergence from our reorganization, partially offset by income of $4.6 million from the sale of the Technology Center in April 2003.

FINANCIAL CONDITION AND LIQUIDITY

	Successor Company		Predecessor Company
Liquidity and capital resources (In millions)	Six months ended July 4, 2003	Five months ended June 28, 2002	One month ended February 1, 2002
Cash and cash equivalents
Beginning of period	$171.2	$128.2	$138.2
End of period	202.0	100.3	128.2
	Successor Company		Predecessor Company
	Six months ended July 4, 2003	Five months ended June 28, 2002	One month ended February 1, 2002
Net cash provided (used) by:
Operating activities	$18.5	$26.5	$6.6
Investing activities	26.8	(6.5)	(1.6)
Financing activities	(14.5)	(47.9)	(15.0)

        We have three principal sources of near-term liquidity: (1) cash generated by operations, (2) existing cash and cash equivalents and (3) revolving loan borrowings under our Senior Secured Revolving Credit Facility.

        During the six months ended July 4, 2003, cash and cash equivalents increased $30.8 million to $202.0 million. Cash of $66.5 million at July 4, 2003 was restricted for use on the normal operations of our consolidated joint ventures, by projects having contractual cash restrictions and by our self-insurance programs.

        For the six months ended July 4, 2003, operating activities provided $18.5 million, which included a use of cash of $31.5 million for working capital requirements, principally consisting of payments to vendors and subcontractors and the use of advance payments received from clients in previous periods on a variety of projects, primarily in the Power and Infrastructure business units, and incentive compensation payments. We also paid $6.3 million in professional fees in connection with our reorganization. The combination of our available net operating loss carryforwards, and amortization of tax deductible goodwill resulted in $3.4 million of our $15.7 million of tax expense being paid in cash during the six months ended July 4, 2003, consisting of state and foreign tax payments.

        During the six months ended July 4, 2003, investing activities generated $26.8 million in cash. On April 18, 2003, we sold the Technology Center and received $17.7 million, subject to certain adjustments. We received $15.1 million in proceeds from the sale of equipment, of which $10.5 million was related to equipment sales from a dam and hydropower project in the Philippines. Additional equipment sales from this project over the balance of the year should approximate $10 million. Other equipment from this project is being redeployed to a mining project in Canada. Investing activities for the six months ended July 4, 2003 include $6.0 million for property and equipment acquisitions. Capital expenditures for the remaining second half of 2003 are expected to be approximately $20 million to $25 million, primarily for new work in the Infrastructure and Mining business units.

        In the six months ended July 4, 2003, financing activities consisted of distributions to partners in joint ventures. This compares to a use of cash of $62.9 million for financing activities in the six months ended June 28, 2002 primarily for payments made upon emergence from bankruptcy protection totaling $54.7 million, with the balance consisting of distributions to partners in joint ventures.

        At July 4, 2003, there were $124.3 million in letters of credit outstanding under the Senior Secured Revolving Credit Facility. There were no borrowings under the facility, leaving $225.7 million available for borrowings and letters of credit. This existing credit facility is currently anticipated to be refinanced during the second half of the year. The results of this refinancing will create a charge to income associated with the unamortized balance of the capitalized financing fees. This charge is estimated to be approximately $9 to $10 million before income tax benefit.

        During April 2003, outstanding letters of credit declined approximately $43.5 million from the substantial completion of the dam and hydropower project in the Philippines. During the six months ended July 4, 2003, there were no other material changes in contractual obligations and other commercial commitments from such obligations and commitments as of January 4, 2003.

        During the first quarter of 2003, MIBRAG mbH, our joint venture company that operates lignite coal mines and power plants in Germany, reached an agreement with one of its customers to contribute to a retrofit of the customer's power plant because the quality of the coal MIBRAG mbH is delivering had fallen below specifications in the coal supply contract. MIBRAG mbH has agreed to contribute 25 million Euros toward the retrofit, with the option of contributing up to an additional 20 million Euros to the retrofit costs or potentially going to arbitration. The coal supply contract was assumed by MIBRAG mbH in the privatization in 1994. MIBRAG mbH believes the German government guaranteed that coal quality was sufficient to fulfill the terms of the contract assumed. Discussions are ongoing with government representatives regarding potential contributions from the government to reduce the contribution of MIBRAG mbH to the retrofit. MIBRAG mbH will amortize the cost over the remaining 17 years of the coal supply contract. In addition, higher coal sales have required a review of the timing of capital expenditures, and some acceleration of expenditures may be required to meet commitments. The combination of these two issues may reduce cash distributions from MIBRAG mbH over the next two to three years.

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

ACCOUNTING STANDARDS

Recently issued accounting standards

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. In April 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. See Note 3, "Accounting Standards" of Notes to Consolidated Financial Statements in Item 1 of this report for a discussion of the impact, if any, that these standards may have on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(In millions of dollars)

Interest rate risk

        Our exposure to market risk for changes in interest rates relates primarily to our short-term investment portfolio and debt obligations. Our short-term investment portfolio consists primarily of highly liquid instruments with maturities of one month or less. Substantially all cash and cash equivalents at July 4, 2003 of $202.0 million were held in short-term investments classified as cash equivalents.

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

Foreign currency risk

        We conduct our business in various regions of the world. Our operations are, therefore, subject to volatility because of currency fluctuations, inflation changes and changes in political and economic conditions in these countries. We are subject to foreign currency translation and exchange issues, primarily with regard to our mining venture, MIBRAG mbH, in Germany. At July 4, 2003, the cumulative adjustments for translation gains net of related income tax expense were $16.6 million. While we endeavor to enter into contracts with foreign customers with repayment terms in U.S. currency in order to mitigate foreign exchange risk, our revenues and expenses are sometimes denominated in local currencies, and our results of operations may be affected adversely as currency fluctuations affect pricing and operating costs or those of our competitors. We engage from time to time in hedging operations, including forward foreign exchange contracts, to reduce the exposure of our cash flows to fluctuations in foreign currency rates. We do not engage in hedging for speculative investment reasons. We can give no assurances that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies.

ITEM 4. CONTROLS AND PROCEDURES

        We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Our chief executive officer and chief financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of July 4, 2003. Based on their evaluation, our chief executive officer and chief financial officer have each concluded that our disclosure controls and procedures are effective.

        In addition, there has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15 and Rule 15d-15 that has occurred during the three months ended July 4, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        We also incorporate by reference the information regarding legal proceedings set forth under the caption "Other" in Note 11, "Contingencies and Commitments" of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report.

        Our reorganization case is "In re Washington Group International, Inc. and Related Cases, Docket No. BK-N 01-31627-GWZ, in the U.S. Bankruptcy Court for the District of Nevada. The litigation related to the Old MK 401(k) Plan discussed under the caption "Other" in Note 11, "Contingencies and Commitments" of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report refers to John B. Blyler, et. al., v. William J. Agee, et. al., Case No. CIV97-0332-S-BLW, in the U.S. District Court for the District of Idaho. The litigation brought by the Authority of the City of New York discussed under the caption "Other" in Note 11, "Contingencies and Commitments" of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report refers to Trataros Construction, Inc. et. al. v. The New York City School Construction Authority et. al., Index No. 20213/01, in the Supreme Court of the State of New York, County of Kings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  (a)
  The annual meeting of our stockholders was held on May 9, 2003 at Boise, Idaho.

  (b)
  At the annual meeting, stockholders of record on April 3, 2003 were entitled to vote 25,000,000 shares of common stock. A total of 22,710,895 shares were represented at the meeting. The results of voting at the annual meeting are summarized below:

  (1)
  The election of three directors duly nominated to serve a full three-year term as Class I directors.

	For	Withheld
William J. Flanagan	21,721,832	989,063
Dennis R. Washington	22,181,232	529,663
William H. Mallender	21,721,832	989,063

    Other directors whose terms of office continued after the meeting follow:

Stephen G. Hanks	David H. Batchelder
Michael P. Monaco	Michael R. D'Appolonia
Cordell Reed	C. Scott Greer
Bettina M. Whyte	Dennis K. Williams

II-1

    (2)
    Ratification of the Board's appointment of Deloitte & Touche LLP as Independent Auditors for the year 2003:

For	22,709,921
Against	874
Abstain	100
    (3)
    Proposal to approve the Short-Term Incentive Plan:

For	12,826,588
Against	803,925
Abstain	50,008
Broker Non-Vote	9,030,374
    (4)
    Proposal to approve the Amended and Restated Equity and Performance Incentive Plan:

For	10,050,019
Against	3,580,444
Abstain	50,058
Broker Non-Vote	9,030,374

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

    The Exhibits to this quarterly report on Form 10-Q are listed in the Exhibit Index contained elsewhere in this quarterly report.

  (b)
  Reports on Form 8-K

    On April 22, 2003, we filed a current report on Form 8-K dated April 21, 2003 announcing the sale of the petrochemical technology center in Cambridge, Massachusetts, to Stone & Webster Inc., a subsidiary of The Shaw Group Inc. of Baton Rouge, Louisiana.

    On April 25, 2003, we filed a current report on Form 8-K dated April 25, 2003 reporting the promotion of three business unit executives. Roy E. Wilkes was named President of the Mining business unit, Greg P. Therrien was named President of the Infrastructure business unit and Gary C. Baughman was promoted to President of the Industrial/Process business unit.

    On May 1, 2003, we filed a current report on Form 8-K dated May 1, 2003 announcing the resignation of Reed N. Brimhall, Senior Vice President and Controller of Washington Group International.

    On May 14, 2003, we filed a current report on Form 8-K dated May 13, 2003 detailing Washington Group International's financial results for the first quarter of 2003.

    On June 12, 2003, we filed a current report on Form 8-K dated June 11, 2003 announcing that effective June 10, 2003, Richard Erne, Washington Group International's Assistant Controller—Internal Reporting, had agreed to serve as Acting Corporate Controller until Washington Group International selects a replacement for Reed Brimhall.

II-2

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASHINGTON GROUP INTERNATIONAL, INC.
/s/ GEORGE H. JUETTEN George H. Juetten Executive Vice President and Chief Financial Officer, in his respective capacities as such

Date: August 14, 2003

WASHINGTON GROUP INTERNATIONAL, INC.

EXHIBIT INDEX

Copies of exhibits will be provided upon request at a fee of $.25 per page requested.

Exhibit Number	Exhibit Description
10.1*	Asset Purchase Agreement dated as of April 17, 2003 between The Shaw Group Inc. and Washington Group International related to the sale of Washington Group International's Petrochemical Technology Center in Cambridge, Massachusetts, to Stone & Webster Inc., a subsidiary of The Shaw Group Inc. of Baton Rouge, Louisiana.
31.1*	Certification of the Principal Executive Officer of Washington Group International, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer of Washington Group International, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith.