Form 10-Q
period 2003-10-03
WASHINGTON GROUP INTERNATIONAL INC
filed 2003-11-17
CIK 906469

`

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended

October 3, 2003

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

☒  Yes   ☐  No

At November 7, 2003, 25,016,667 shares of the registrant’s $.01 par value common stock were outstanding.

WASHINGTON GROUP INTERNATIONAL, INC.

Quarterly Report on Form 10-Q for the

Quarterly Period Ended October 3, 2003

TABLE OF CONTENTS

Note Regarding Forward-Looking Information

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Statements of Income for the Three Months Ended October 3, 2003 and September 27, 2002, Nine Months Ended October 3, 2003, Eight Months Ended September 27, 2002 and One Month Ended February 1, 2002

Balance Sheets at October 3, 2003 and January 3, 2003

Condensed Statements of Cash Flows for the Nine Months Ended October 3, 2003, Eight Months Ended September 27, 2002 and One Month Ended February 1, 2002

Statements of Comprehensive Income for the Three Months Ended October 3, 2003 and September 27, 2002, Nine Months Ended October 3, 2003, Eight Months Ended September 27, 2002 and One Month Ended February 1, 2002

Notes to Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Item 6.	Exhibits and Reports on Form 8-K

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

•      Maintain our revolving credit facility to provide sufficient working capital

•      Maintain relationships with key customers, partners, sureties and suppliers

•      Manage and avoid delays or cost overruns on existing and future contracts

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON GROUP INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(UNAUDITED)

Successor Company

Predecessor Company

	Three months ended October 3, 2003	Three months ended September 27, 2002	Nine months ended October 3, 2003	Eight months ended September 27, 2002	One month ended February 1, 2002
Revenue	$588,051	$903,733	$1,880,281	$2,471,270	$349,912
Cost of revenue	(534,258)	(858,018)	(1,741,283)	(2,356,440)	(338,792)
Gross profit	53,793	45,715	138,998	114,830	11,120
Equity in net earnings of unconsolidated affiliates	4,400	1,482	19,668	9,548	3,109
General and administrative expenses	(14,211)	(11,103)	(37,347)	(30,708)	(4,180)
Restructuring charges	—	—	—	—	(625)
Other operating income (expense), net	(3,365)	—	1,240	—	—
Operating income	40,617	36,094	122,559	93,670	9,424
Investment income	426	228	1,257	400	400
Interest expense (a)	(6,909)	(7,346)	(20,303)	(19,345)	(1,193)
Other income (expense), net	(711)	(83)	(1,391)	2,692	(563)
Income before reorganization items, income taxes, minority interests and extraordinary item	33,423	28,893	102,122	77,417	8,068
Reorganization items (Note 8)	—	(3,543)	(3,700)	(3,543)	(72,057)
Income tax (expense) benefit	(12,845)	(11,485)	(41,355)	(32,800)	20,078
Minority interests in income of consolidated subsidiaries	(7,819)	(4,593)	(17,240)	(13,049)	(1,132)
Income (loss) before extraordinary item	12,759	9,272	39,827	28,025	(45,043)
Extraordinary item - gain on debt discharge, net of tax of $343,539 (Note 8)	—	—	—	—	567,193
Net income	$12,759	$9,272	$39,827	$28,025	$522,150
Net income per share
Basic and diluted	$.51	$.37	$1.59	$1.12	(b)
Common shares used
Basic	25,001	25,000	25,000	25,000	(b)
Diluted	25,243	25,000	25,109	25,000	(b)

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

WASHINGTON GROUP INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands except per share data)

(UNAUDITED)

	Successor Company
	October 3, 2003	January 3, 2003
ASSETS
Current assets
Cash and cash equivalents	$209,336	$171,192
Accounts receivable, including retentions of $14,272 and $23,546, respectively	228,759	261,925
Unbilled receivables	126,853	131,043
Investments in and advances to construction joint ventures	21,545	23,271
Deferred income taxes	67,926	74,223
Assets held for sale	—	23,543
Other	41,986	45,897
Total current assets	696,405	731,094
Investments and other assets
Equity in unconsolidated affiliates	136,919	99,356
Goodwill	366,224	387,254
Deferred income taxes	46,789	51,219
Other assets	18,079	27,210
Total investments and other assets	568,011	565,039
Property and equipment
Construction equipment	98,169	124,099
Other equipment and fixtures	27,858	25,233
Buildings and improvements	10,838	12,377
Land and improvements	5,946	5,950
Total property and equipment	142,811	167,659
Less accumulated depreciation	(60,712)	(48,428)
Property and equipment, net	82,099	119,231
Total assets	$1,346,515	$1,415,364

	Successor Company
	October 3, 2003	January 3, 2003
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and subcontracts payable, including retentions of $20,409 and $19,623, respectively	$118,202	$165,618
Billings in excess of cost and estimated earnings on uncompleted contracts	195,199	202,600
Accrued salaries, wages and benefits, including compensated absences of $47,679 and $43,580, respectively	116,797	136,214
Other accrued liabilities	62,806	82,513
Liabilities related to assets held for sale	—	8,167
Total current liabilities	493,004	595,112
Non-current liabilities
Self-insurance reserves	57,766	69,934
Pension and post-retirement benefit obligations	100,262	97,453
Total non-current liabilities	158,028	167,387
Contingencies and commitments (Note 11)
Minority interests	50,086	56,115
Stockholders’ equity
Preferred stock, par value $.01 per share, 10,000 shares authorized	—	—
Common stock, par value $.01 per share, 100,000 shares authorized; 25,017 and 25,000 shares issued, respectively	250	250
Capital in excess of par value	521,501	521,103
Stock purchase warrants	28,647	28,647
Retained earnings	77,528	37,701
Accumulated other comprehensive income	17,471	9,049
Total stockholders’ equity	645,397	596,750
Total liabilities and stockholders’ equity	$1,346,515	$1,415,364

The accompanying notes are an integral part of the consolidated financial statements.

WASHINGTON GROUP INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

Successor Company

Predecessor Company

	Nine months ended October 3, 2003	Eight months ended September 27, 2002	One month ended February 1, 2002
Operating activities
Net income	$39,827	$28,025	$522,150
Reorganization items	3,700	3,543	36,979
Adjustments to reconcile net income to cash provided by operating activities:
Reorganization items –
Cash paid for reorganization items	(7,814)	(12,295)	(20,548)
Fresh-start adjustments	—	—	35,078
Extraordinary item - gain on debt discharge	—	—	(567,193)
Depreciation of property and equipment	25,259	38,715	5,612
Amortization of prepaid loan fees	9,075	8,066	624
Normal profit	(1,407)	(25,703)	(3,518)
Deferred income taxes	27,222	20,034	(10,109)
Minority interests in income of consolidated subsidiaries, before income taxes	28,276	21,519	2,094
Equity in net earnings of unconsolidated affiliates, less dividends received	(19,211)	(1,561)	(3,109)
Loss (gain) on sale of assets, net	(4,445)	(225)	227
Decrease (increase) in net operating assets and liabilities	(62,800)	(7,582)	8,301
Net cash provided by operating activities	37,682	72,536	6,588
Investing activities
Property and equipment acquisitions	(8,998)	(16,469)	(3,903)
Property and equipment disposals	24,194	7,078	2,339
Proceeds from sale of business	17,700	—	—
Net cash provided (used) by investing activities	32,896	(9,391)	(1,564)
Financing activities
Payment on senior secured credit facilities	—	—	(20,000)
Financing and bonding fees	—	—	(34,749)
Net borrowings (repayments) from credit agreement	—	(40,000)	40,000
Distributions to minority interests, net	(32,832)	(23,776)	(227)
Proceeds from exercise of stock options	398	—	—
Net cash used by financing activities	(32,434)	(63,776)	(14,976)
Increase (decrease) in cash and cash equivalents	38,144	(631)	(9,952)
Cash and cash equivalents at beginning of period	171,192	128,201	138,153
Cash and cash equivalents at end of period	$209,336	$127,570	$128,201
Supplemental disclosure of cash flow information:
Interest paid	$11,242	$10,436	$451
Income taxes paid, net	4,290	1,670	975

The accompanying notes are an integral part of the consolidated financial statements.

WASHINGTON GROUP INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(UNAUDITED)

Successor Company

Predecessor Company

	Three months ended October 3, 2003	Three months ended September 27, 2002	Nine months ended October 3, 2003	Eight months ended September 27, 2002	One month ended February 1, 2002
Net income	$12,759	$9,272	$39,827	$28,025	$522,150
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,441	(100)	8,422	6,275	80
Amounts reclassified to net income in fresh-start reporting	—	—	—	—	20,268
Other comprehensive income (loss), net of tax	1,441	(100)	8,422	6,275	20,348
Comprehensive income	$14,200	$9,172	$48,249	$34,300	$542,498

The accompanying notes are an integral part of the consolidated financial statements.

WASHINGTON GROUP INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except per share data)

(UNAUDITED)

The terms “we,” “us” and “our” as used in this quarterly report refer to Washington Group International, Inc. (“Washington Group International”) and its consolidated subsidiaries unless otherwise indicated. On May 14, 2001, Washington Group International and several but not all of its subsidiaries filed for Chapter 11 bankruptcy protection. On January 25, 2002, we emerged from bankruptcy protection. See Note 4, “Reorganization Case and Fresh-start Reporting” in our annual report on Form 10-K for the fiscal year ended January 3, 2003.

1.     DESCRIPTION OF THE BUSINESS

We are an international provider of a broad range of design, engineering, construction, construction management, facilities and operations management, environmental remediation and mining services to diverse public and private sector clients, including (1) engineering, construction and operations and maintenance services in nuclear and fossil power markets; (2) diverse engineering and construction and construction management services for the highway and bridge, airport and seaport, dam, tunnel, water resource, railway and commercial building markets; (3) engineering, design, procurement, construction and construction management services to industrial companies; (4) contract mining, technical and engineering services for the metals, precious metals, coal, minerals and minerals processes markets; (5) comprehensive nuclear and other environmental and hazardous substance remediation services for governmental and private-sector clients and (6) weapons and chemical demilitarization programs for governmental and private-sector clients. In providing these services, we enter into four basic types of contracts: fixed-price or lump-sum contracts providing for a fixed price for all work to be performed; fixed-unit-price contracts providing for a fixed price for each unit of work to be performed; target-price contracts, a form of cost-reimbursable contracts, providing for an agreed upon price whereby we absorb cost escalation to the extent of our expected fee or profit and are reimbursed for costs which continue to escalate beyond our expected fee; and other cost-type contracts providing for reimbursement of costs plus a fee. Both anticipated income and economic risk are greater under fixed-price and fixed-unit-price contracts than under cost-type contracts. Engineering, construction management and environmental and hazardous substance remediation contracts are typically awarded pursuant to a cost-type contract.

We were originally incorporated in Delaware on April 28, 1993 under the name Kasler Holding Company. In April 1996, we changed our name to Washington Construction Group, Inc. On September 11, 1996, we purchased Morrison Knudsen Corporation, which we refer to in this report as “Old MK,” and changed our name to Morrison Knudsen Corporation. On March 22, 1999, we and BNFL Nuclear Services, Inc. (“BNFL”), an unrelated entity, acquired the government and environmental services businesses of CBS Corporation (now Viacom, Inc.). We refer to these businesses as the “Westinghouse Businesses.” The Westinghouse Businesses currently constitute our Westinghouse Government Services Group (“WGSG”), which is primarily a part of our Energy & Environment business unit. On July 7, 2000, we purchased from Raytheon Company and Raytheon Engineers & Constructors International, Inc. (“RECI” and, collectively with Raytheon Company, the “Sellers”), the capital stock of the subsidiaries of RECI and specified other assets of RECI and assumed specified liabilities of RECI. The businesses that we purchased, which we refer to in this report as “RE&C,” provide engineering, design, procurement, construction, operation, maintenance and other services on a global basis. Following the acquisition of RE&C, on September 15, 2000, we changed our name to Washington Group International, Inc.

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

2.     BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America  (“GAAP”) for complete financial statements. These financial statements include the accounts of Washington Group International and all of its majority-owned subsidiaries and certain joint ventures. Investments in non-consolidated construction joint ventures and certain unconsolidated affiliates are accounted for using the equity method. For non-consolidated construction joint ventures, our proportionate share of revenue, cost of revenue and gross profit is included in the consolidated statements of income. Equity in net earnings of unconsolidated affiliates is accounted for under the equity method. All significant intercompany transactions and accounts have been eliminated in consolidation.

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

In our opinion, the accompanying unaudited interim consolidated financial statements reflect all adjustments of a recurring nature that are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented.

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

As of February 1, 2002, we adopted fresh-start reporting pursuant to the guidelines provided by the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. In connection with the adoption of fresh-start reporting, a new entity was created for financial reporting purposes with assets, liabilities and a capital structure having carrying values as of February 1, 2002 and subsequent periods that are not comparable to prior periods. In the accompanying financial statements and notes to financial statements, the periods presented through February 1, 2002 have been designated “Predecessor Company,” and the periods ending subsequent to February 1, 2002 have been designated “Successor Company.”

Our fiscal year is the 52/53 weeks ending on the Friday closest to December 31.

The preparation of our consolidated financial statements in conformity with GAAP necessarily requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and costs during the reporting periods. Actual results could differ from those estimates. On an ongoing basis, we review our estimates based on information that is currently available. Changes in facts and circumstances may cause us to revise estimates.

Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

Stock-based compensation

We have used the intrinsic value method to account for stock-based employee compensation under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations for all periods presented. The following table illustrates the pro forma effect on net income and income per share as if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Successor Company					Predecessor Company
	Three months ended October 3, 2003	Three months ended September 27, 2002	Nine months ended October 3, 2003	Eight months ended September 27, 2002		One month ended February 1, 2002
Income (loss) before extraordinary item as reported:	$12,759	$9,272	$39,827	$28,025		$(45,043)
Add (deduct) total stock-based employee compensation expense determined under fair value based method for all awards	(3,533)	(3,772)	(10,569)	(22,142	)(a)	10,995	(a)
Tax effect	1,379	1,472	4,125	8,642		(4,291)
Pro forma income (loss) before extraordinary item	$10,605	$6,972	$33,383	$14,525		$(38,339)
Income (loss) per share before extraordinary item:
As reported:
Basic and diluted	$.51	$.37	$1.59	$1.12			(b)
Pro forma:
Basic	.42	.28	1.34	.58			(b)
Diluted	.42	.28	1.33	.58			(b)

Net income as reported	$12,759	$9,272	$39,827	$28,025		$522,150
Add (deduct) total stock-based employee compensation expense determined under fair value based method for all awards	(3,533)	(3,772)	(10,569)	(22,142	)(a)	10,995	(a)
Tax effect	1,379	1,472	4,125	8,642		(4,291)
Pro forma net income	$10,605	$6,972	$33,383	$14,525		$528,854
Net income per share
As reported:
Basic and diluted	$.51	$.37	$1.59	$1.12			(b)
Pro forma:
Basic	.42	.28	1.34	.58			(b)
Diluted	.42	.28	1.33	.58			(b)

(a)   We present pro forma compensation cost assuming all stock options granted will vest, with pro forma recognition of actual forfeitures as they occur. Our emergence from bankruptcy protection in January 2002 and the resulting cancellation of all of our previously-existing stock options therefore gave rise to a reversal of compensation expense on a pro forma basis for the one month ended February 1, 2002. Upon emergence from bankruptcy protection, we granted options of which one-third vested immediately. Due to this vesting, a significant portion of the total pro forma compensation cost associated with these options is presented as an expense on a pro forma basis during the eight months ended September 27, 2002.

(b)   Net income (loss) per share is not presented for the Predecessor Company period, as it is not meaningful because of the revised capital structure of the Successor Company.

3.     ACCOUNTING STANDARDS

Adoption of accounting standards

In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. Since we do not have derivative instruments under the provisions of SFAS No. 133, the adoption of SFAS No. 149 did not impact our financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) that may previously have been classified as equity. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not impact our financial position, results of operations or cash flows.

Recently issued accounting standards

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or in which equity investors do not bear the residual economic risks. The interpretation applies to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the fiscal year or interim period ending after December 15, 2003 to variable interest entities in which an enterprise holds a variable interest that was acquired before February 1, 2003. We have determined that it is not reasonably possible that we will consolidate or disclose information about a variable interest entity upon the effective date of FIN 46. We believe the adoption of FIN 46 will not be material to our financial position, results of operations or cash flows.

4.     VENTURES

Construction joint ventures

We participate in non-consolidated construction joint ventures that are formed to bid, negotiate and complete specific projects. The non-consolidated construction joint ventures are reflected on our consolidated balance sheets as equity method investments, and our proportionate share of revenue, cost of revenue and gross profit is included in the statements of income. The size, scope and duration of joint-venture projects vary among periods. The tables below present the financial information of our non-consolidated construction joint ventures in which we hold a 50% or less ownership interest.

Combined financial position of non-consolidated construction joint ventures	October 3, 2003	January 3, 2003
Current assets	$283,574	$273,719
Property and equipment, net	3,190	8,194
Current liabilities	(242,462)	(246,873)
Net assets	$44,302	$35,040

	Successor Company				Predecessor Company
Combined results of operations of non-consolidated construction joint ventures	Three months ended October 3, 2003	Three months ended September 27, 2002	Nine months ended October 3, 2003	Eight months ended September 27, 2002	One month ended February 1, 2002
Revenue	$155,162	$146,767	$482,805	$418,238	$43,751
Cost of revenue	(139,732)	(140,237)	(427,254)	(396,877)	(42,436)
Gross profit	$15,430	$6,530	$55,551	$21,361	$1,315

	Successor Company				Predecessor Company
Washington Group International’s share of results of operations of non-consolidated construction joint ventures	Three months ended October 3, 2003	Three months ended September 27, 2002	Nine months ended October 3, 2003	Eight months ended September 27, 2002	One month ended February 1, 2002
Revenue	$61,719	$58,166	$189,913	$170,502	$17,790
Cost of revenue	(57,454)	(55,734)	(167,227)	(163,214)	(17,387)
Gross profit	$4,265	$2,432	$22,686	$7,288	$403

Unconsolidated affiliates

At October 3, 2003, we held ownership interests in several unconsolidated affiliates, the most significant of which are two incorporated mining ventures: MIBRAG mbH (50%) and Westmoreland Resources, Inc. (“Westmoreland Resources”) (20%), which are accounted for under the equity method. We provide contract mining services to these ventures. The tables below present the financial information of our unconsolidated affiliates in which we hold a 50% or less ownership interest.

Combined financial position of unconsolidated affiliates	October 3, 2003	January 3, 2003
Current assets	$205,415	$201,779
Non-current assets	645,884	538,880
Property and equipment, net	498,536	450,604
Current liabilities	(78,597)	(50,365)
Long-term debt, non-recourse to parents	(273,809)	(272,120)
Other non-current liabilities	(706,922)	(662,454)
Net assets	$290,507	$206,324

Successor Company

Predecessor Company

Combined results of operations of unconsolidated affiliates	Three months ended October 3, 2003	Three months ended September 27, 2002	Nine months ended October 3, 2003	Eight months ended September 27, 2002	One month ended February 1, 2002
Revenue	$117,656	$77,645	$329,879	$211,262	$28,403
Cost of revenue	(108,348)	(74,317)	(289,100)	(191,769)	(21,508)
Gross profit	$9,308	$3,328	$40,779	$19,493	$6,895

5.     SALE OF BUSINESS

During 2001, we elected to pursue the sale of the process technology development portion of our petroleum and chemical business (the “Technology Center”). On April 18, 2003, we sold the Technology Center for $17,700, subject to certain adjustments, and recognized a gain of $4,605 on the sale reflected in other operating income (expense), net on the consolidated statement of income for the nine months ended October 3, 2003. Operating results for the Technology Center are included as part of the “Intersegment and other unallocated operating costs” in Note 9, “Operating Segment, Geographic and Customer Information.”

Operating results of the Technology Center and the Electro-Mechanical Division (“EMD”), a business sold in October 2002, that are included in the accompanying consolidated statements of income are as follows:

Successor Company

Predecessor Company

	Three months ended October 3, 2003	Three months ended September 27, 2002	Nine months ended October 3, 2003	Eight months ended September 27, 2002	One month ended February 1, 2002
Revenue	$—	$45,527	$9,989	$123,809	$17,088
Net income (loss)	—	2,254	(590)	3,536	960

6.     CREDIT FACILITIES

Senior Secured Revolving Credit Facility

In connection with our emergence from bankruptcy protection on January 25, 2002, we entered into a Senior Secured Revolving Credit Facility (“Credit Facility”) providing for an aggregate of $350,000 of revolving borrowing and letter of credit capacity, of which the borrowing capacity was limited to $200,000. The Senior Secured Revolving Credit Facility provided for an amount up to $350,000 in the aggregate of loans and other financial accommodations allocated pro rata between two facilities as follows: a Tranche A facility in the amount of $208,350 and a Tranche B facility in the amount of $141,650. The scheduled termination date for the Senior Secured Revolving Credit Facility was July 24, 2004.

Borrowings under the Credit Facility were required to be allocated between the two tranches on a proportional split based upon the size of each tranche. The borrowing rate under the Credit Facility was, for Tranche A, the applicable LIBOR, which had a stated floor of 3%, plus an additional margin of 5.5%, and for Tranche B, LIBOR plus an additional margin of 5.5%. As of October 3, 2003, the effective rate was 8.5% for Tranche A and 6.6% for Tranche B. The Credit Facility carried other fees, including commitment fees and letter of credit fees, normal and customary for such credit agreements. The Credit Facility contained affirmative, negative and financial covenants, including minimum net worth, capital expenditures, maintenance of certain financial and operating ratios, and specified events of default which are typical for a credit agreement governing credit facilities of the size, type and tenor of the Credit Facility. The Credit Facility also contained affirmative and negative covenants limiting our ability and the ability of certain of our subsidiaries to incur debt or liens, provide guarantees, make investments and pay any dividends. At October 3, 2003, $123,289 in face amount of letters of credit were issued and outstanding, and no amounts borrowed were outstanding under the Credit Facility. On October 9, 2003, we replaced our Credit Facility with a New Senior Secured Revolving Credit Facility (“New Credit Facility”). As a result of the refinancing, a pre-tax charge to income of $9,831 will be recorded in the fourth quarter of 2003 associated with the unamortized balance of the prepaid bank fees of the Credit Facility.

New Senior Secured Revolving Credit Facility (Subsequent event)

The New Credit Facility provides for an amount up to $350,000 in the aggregate of loans and other financial accommodations allocated pro rata between two facilities as follows: a Tranche A facility in the amount of $115,000 and a Tranche B facility in the amount of $235,000. The scheduled termination date for the New Credit Facility is October 9, 2007. Borrowings under the New Credit Facility are required to be allocated between the two tranches on a proportional split, based upon the size of each tranche. The borrowing rate for Tranche A and Tranche B is LIBOR, which has a stated floor of 2%, plus an additional margin of 3.75%. As of October 9, 2003, the effective rate was 5.75%. The New Credit Facility contains financial covenants requiring the maintenance of certain financial and operating ratios, and specified events of default which are typical for a credit agreement governing credit facilities of this size, type and tenor. While not as restrictive as the Credit Facility, the New Credit Facility also contains affirmative and negative covenants which continue to limit our ability and the ability of certain subsidiaries to incur debt or liens, provide guarantees, make investments and pay dividends. At October 9, 2003, approximately $123,289 of letters of credit were issued and outstanding, and no borrowings were outstanding under the New Credit Facility. The New Credit Facility is secured by substantially all of the assets of

Washington Group International and our wholly-owned domestic subsidiaries. Financing fees of approximately $11,500 incurred in connection with the New Credit Facility will be capitalized and amortized over the 48-month life of the facility.

7.     RESTRUCTURING CHARGES

During 2001, we initiated restructuring actions to improve operational effectiveness and efficiency and reduce expenses globally relative to employment levels and excess facilities consistent with the Plan of Reorganization. A liability was recorded for employee termination benefits, impairment charges and enhanced pension benefits. The severance costs represented expected reductions in work force for management, professional, administrative and operational overhead. During January 2002, charges of $625 for employee terminations were accrued. As part of the Plan of Reorganization in January 2002, restructuring liabilities of $14,155 representing the remaining balance recorded as part of the acquisition of RE&C and consisting of non-cancelable lease obligations were discharged. Our restructuring plan is complete. The remaining liability at October 3, 2003 primarily represents facility closure costs.

The following presents restructuring charges accrued and costs incurred:

Successor Company

Predecessor Company

	Three months ended October 3, 2003	Three months ended September 27, 2002	Nine months ended October 3, 2003	Eight months ended September 27, 2002	One month ended February 1, 2002
Accrued liability at beginning of period	$9,532	$15,381	$11,986	$24,718	$44,072
Charges and liabilities accrued:
Severance and other employee costs	—	—	—	—	625
Cash expenditures, net of sub-tenant rental income	(865)	(2,003)	(3,319)	(11,340)	(5,824)
Liabilities discharged in bankruptcy	—	—	—	—	(14,155)
Accrued restructuring liability at end of period	$8,667	$13,378	$8,667	$13,378	$24,718

8.     REORGANIZATION ITEMS AND EXTRAORDINARY ITEM

Reorganization items

As previously disclosed, on January 25, 2002, the Plan of Reorganization became effective and we emerged from bankruptcy protection. In connection therewith, the following reorganization items were recorded in the nine months ended October 3, 2003, the three and eight months ended September 27, 2002 and the one month ended February 1, 2002:

Successor Company

Predecessor Company

	Three months ended October 3, 2003	Three months ended September 27, 2002	Nine months ended October 3, 2003	Eight months ended September 27, 2002	One month ended February 1, 2002
Professional fees and other expenses related to bankruptcy proceedings	$—	$3,543	$3,700	$3,543	$36,072
Impairment of assets of rejected contracts	—	—	—	—	907
Adjustments to fair values in fresh-start reporting	—	—	—	—	35,078
Total reorganization items	$—	$3,543	$3,700	$3,543	$72,057

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

Mining provides contract-mining, engineering, resource evaluation, geologic modeling, mine planning, simulation modeling, equipment selection, production scheduling and operations management to coal, industrial minerals and metals markets globally. Mining also holds ownership interests in two mining ventures: MIBRAG mbH, a company that operates lignite mines and power plants in Germany, and Westmoreland Resources, Inc., a coal company in Montana.

Industrial/Process provides engineering, design, procurement, construction, maintenance and total facilities management for general manufacturing, pharmaceutical and biotechnology, oil and gas, food and consumer products, automotive, aerospace, telecommunications and pulp and paper industries.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the notes to the consolidated financial statements contained in our annual report on Form 10-K for the fiscal year ended January 3, 2003. We evaluate performance and allocate resources based on segment operating income. Segment operating income is total segment revenue reduced by segment cost of revenue and includes equity in net earnings of unconsolidated affiliates. Intersegment and other unallocated operating costs consists principally of unallocated indirect costs from a non-union subsidiary of the company.

Successor Company

Predecessor Company

	Three months ended October 3, 2003	Three months ended September 27, 2002	Nine months ended October 3, 2003	Eight months ended September 27, 2002	One month ended February 1, 2002
Revenue
Power	$90,933	$251,801	$392,345	$685,096	$85,551
Infrastructure	130,226	188,944	394,996	516,532	79,924
Mining	29,416	21,220	65,287	48,370	5,326
Industrial/Process	115,262	141,167	355,520	417,721	64,271
Defense	122,508	135,693	378,602	373,354	62,107
Energy & Environment	102,493	159,886	291,474	420,732	50,357
Intersegment, eliminations and other	(2,787)	5,022	2,057	9,465	2,376
Total revenues	$588,051	$903,733	$1,880,281	$2,471,270	$349,912
Gross profit (loss)
Power	$7,301	$12,031	$30,312	$24,333	$199
Infrastructure	4,471	(2,358)	15,269	9,166	3,028
Mining	3,522	1,524	4,621	3,310	100
Industrial/Process	1,257	3,168	4,173	7,232	631
Defense	15,220	17,606	41,597	27,749	1,956
Energy & Environment	27,971	18,467	57,284	50,067	5,568
Intersegment and other unallocated operating costs	(5,949)	(4,723)	(14,258)	(7,027)	(362)
Total gross profit	$53,793	$45,715	$138,998	$114,830	$11,120
Equity in net earnings of unconsolidated affiliates
Power	$89	$—	$374	$—	$—
Infrastructure	—	—	—	—	—
Mining	4,643	1,482	19,345	9,548	3,109
Industrial/Process	77	—	810	—	—
Defense	—	—	—	—	—
Energy & Environment	(409)	—	(861)	—	—
Intersegment and other	—	—	—	—	—
Total equity in net earnings of unconsolidated affiliates	$4,400	$1,482	$19,668	$9,548	$3,109
Operating income (loss)
Power	$7,390	$12,031	$30,686	$24,333	$199
Infrastructure	4,471	(2,358)	15,269	9,166	3,028
Mining	8,165	3,006	23,966	12,858	3,209
Industrial/Process	1,334	3,168	4,983	7,232	631
Defense	15,220	17,606	41,597	27,749	1,956
Energy & Environment	27,562	18,467	56,423	50,067	5,568
Intersegment and other unallocated operating costs	(9,314)	(4,723)	(13,018)	(7,027)	(987)
General and administrative expenses, corporate	(14,211)	(11,103)	(37,347)	(30,708)	(4,180)
Total operating income	$40,617	$36,094	$122,559	$93,670	$9,424

10.  TAXES ON INCOME

The components of the effective tax rate for the various periods are shown in the table below:

Successor Company

Predecessor Company

	Three months ended October 3, 2003	Three months ended September 27, 2002	Nine months ended October 3, 2003	Eight months ended September 27, 2002	One month ended February 1, 2002
Federal tax rate	35.0%	35.0%	35.0%	35.0%	35.0%
State tax	2.1	4.2	3.3	4.4	2.8
Nondeductible items	1.2	1.8	3.3	3.0	.4
Foreign tax	.1	4.3	.4	2.0	—
Effective tax rate	38.4%	45.3%	42.0%	44.4%	38.2%

The effective tax rates for the three and nine months ended October 3, 2003 have decreased from the effective rates in the comparable periods of 2002 primarily due to a decrease in state tax resulting from an increase in foreign earnings not subject to state tax, and from a decrease in foreign tax resulting from having more foreign tax credits available in 2003 to offset federal tax.

During the third quarter of 2003, an analysis was completed regarding our tax filing position with respect to the tax law as it applies to the discharge of debt under bankruptcy proceedings.

The analysis resulted in the following adjustments to deferred income taxes previously recorded:

•      Net operating loss carryforward has been increased to approximately $279,000, resulting in a gross tax asset of approximately $108,000. A valuation allowance of approximately $84,000 has been established against this deferred tax asset. As the net operating loss is used against taxable income or the valuation allowance is no longer considered necessary, the valuation allowance will be reduced, resulting in a corresponding reduction to financial statement goodwill.

•      Tax basis in goodwill associated with the acquisition of RE&C increased by $71,000. Under SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets, no tax asset is recorded for the excess of tax basis goodwill over financial statement goodwill. For this reason, there is no increase in net tax assets associated with the increase in the tax basis in goodwill. Substantially all of the tax benefit from amortization of this excess tax goodwill will be accounted for as a reduction of financial statement goodwill when realized.

•      Alternative minimum tax (“AMT”) credits carryforward increased to approximately $16,000, resulting in a deferred tax asset of approximately $16,000.

•      The tax basis in depreciable assets was reduced by approximately $37,000, resulting in a deferred tax liability of approximately $13,000.

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

Guarantees

In the normal course of business, we cause letters of credit to be issued in connection with contract performance obligations that are not required to be reflected in the balance sheet. We are obligated to reimburse the issuer of such letters of credit for any payments made thereunder. At October 3, 2003 and January 3, 2003, $161,289 and $207,110, respectively, in face amount of letters of credit were outstanding. We have pledged cash and cash equivalents of $34,667 as collateral for our reimbursement obligations with respect to specified letters of credit that were outstanding at October 3, 2003. At October 3, 2003, $123,289 of the outstanding letters of credit were issued under the Senior Secured Revolving Credit Facility.

We have guaranteed the indemnity obligations of WGSG relating to the sale of EMD to Curtiss-Wright Corporation in October 2002 for the potential occurrence of specified events, including breaches of representations and warranties and/or failure to perform certain covenants or agreements. Generally, the indemnification provisions expire in 2005 and are capped at $20,000. In addition, the indemnity provisions relating to environmental conditions obligate WGSG to pay Curtiss-Wright Corporation up to a maximum $3,500 for environmental losses they incur over $5,000. WGSG is also responsible for environmental losses that exceed $1,300 related to a specified parcel of the sold property. If WGSG is unable to perform its indemnity obligations, BNFL has agreed to indemnify us for 40% of losses we incur as a result of our guarantee. We believe that the indemnification provisions will not have a material adverse effect on our financial position, results of operations or cash flows.

In 1994, we transferred all of the insurance liabilities of our captive insurance subsidiary to an insurance carrier for occurrences prior to April 1, 1994. We have indemnified the insurance carrier for any losses in excess of $53,800. We believe that the indemnification provisions will not have a material adverse effect on our financial position, results of operations or cash flows.

Other

Some current and former officers, employees and directors of Washington Group International were named defendants in an action filed in 1997 by two former participants in the Old MK 401(k) Plan and the Old MK Employee Stock Ownership Plan in the U.S. District Court for the District of Idaho. The complaint alleges, among other things, that the defendants breached certain fiduciary duties under the Employee Retirement Income Security Act of 1974 (“ERISA”). On July 12, 2000, the court denied plaintiffs’ motion to reconsider a prior summary judgment in favor of specified defendants and granted summary judgment in favor of specified other defendants. As a result, Washington Group International and all individuals were dismissed from the action, but litigation continued against two trustees and the two plan committees. The court also certified the case as a class action. In late September 2003, the court reinstated as defendants in the case Washington Group International and four of the individuals. In October 2003, an agreement in principle was reached to settle the matter. The settlement will include contributions from insurance carriers, the two trustees and Washington Group International. In addition, the plaintiffs’ claim in our reorganization case will be allowed and plaintiffs will be entitled to participate in the distribution of shares of common stock and warrants to unsecured creditors. The settlement is subject to negotiation of a definitive settlement agreement and to approval by the trial court in which the class action is pending and by the bankruptcy court which presides over our reorganization case. A charge of $3,365 for settlement costs and legal expenses related to this matter was included in other operating income (expense) in the three and nine months ended October 3, 2003.

In 1998, Washington Infrastructure, Inc., formerly known as Raytheon Infrastructure, Inc., a wholly-owned subsidiary from the acquisition of RE&C, contracted with the School Construction Authority of the City of New York (the “Authority”) to provide construction management and inspection services in connection with the construction of a new school facility. The Authority brought suit against the prime contractor to correct deficiencies in materials and/or workmanship. The prime contractor agreed to perform rework and absorb the cost of approximately $4,500 to end the dispute with the Authority. As part of the settlement, the Authority also agreed to assign to the prime contractor any claims it had against us arising from the defective work. Thereafter, the prime contractor sued the Authority alleging claims for betterment, sued us alleging negligent inspection and sued a number of other parties. This matter is in the discovery stage.

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

In 2002, the Inspector General for the U.S. Agency for International Development (“USAID”) requested documentation about and made inquiries into the contractual relationships between one of our U.S. joint ventures and a local construction company in Egypt. The focus of the inquiry, which is ongoing, is whether the structure of our business relationships with Egyptian companies violated USAID contract regulations with respect to source, origin and nationality requirements. In March 2003, we were notified by the Department of Justice that it is considering recommending civil litigation against us under the False Claims Act and at common law in connection with the matters being investigated by USAID. The Department of Justice is looking at potential violations of the USAID source, origin and nationality regulations in connection with five of our USAID-financed host-country projects located in Egypt beginning in 1996. In July 2003, our U.S. joint venture partner was notified that it had been suspended by USAID, but only for USAID-financed host-country projects; that suspension was lifted in August 2003. We have not received a similar notice from USAID. We continue to respond to inquiries from USAID and the Department of Justice and to cooperate with the investigation. We currently have only one active USAID-financed host-country project and we have bids pending for future projects in other USAID programs. We have no bids pending for any future USAID-financed host-country projects.

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

12.  SUBSEQUENT EVENT

On November 14, 2003, our Chairman, Dennis R. Washington, agreed to continue to serve in that role through January 2007. In return, our Board of Directors approved the extension of the term of his previously granted 3,224,100 outstanding options to January 25, 2012. Because the exercise price for 1,338,900 of the options was below the stock’s closing price of $29.01 on November 14, 2003, we will record a pre-tax charge to earnings of $6,185 (or $3,711 after tax), or $.15 per share, in the fourth quarter of 2003.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Backlog represents the total accumulation of new work awarded less the amount of revenue or equity in net earnings of unconsolidated affiliates recognized to date on contracts at a specific point in time. It comprises the total value of awarded contracts that are not complete and the revenue or equity in net earnings of unconsolidated affiliates that is expected to be reflected over the remaining life of the projects in process. Backlog is the key predictor of future earnings potential. Although backlog reflects business that we consider to be firm, cancellations or reductions may occur and may reduce backlog and future revenues. We have a significant number of clients that consistently extend or add to the scope of existing contracts. We do not include any estimate of this ongoing work in backlog until awarded.

There are three unique aspects of our approach to new work and backlog:

•      Government contracts - Most of our government contracts cover several years. However, they are subject to annual appropriations by Congress. To account for the risk that future amounts may not be appropriated, we only include the most immediate two years of forecast revenue in our backlog. Therefore, as time passes and appropriations occur, additional new work is recorded on existing government contracts. At October 3, 2003, government funded contracts comprised approximately 34% of our total backlog.

•      Mining contracts - Mining contracts span varying periods of time up to the life of the resource. For new work and backlog purposes, we limit the amount recorded to five years. Similar to our practices with government contracts, as time passes, we recognize additional new work as commitments for that future work are firmed up. At October 3, 2003, mining contracts comprised approximately 11% of our total backlog.

•      At-risk and agency contracts - The amount of new work and related backlog recognized depends on whether the contract or project is determined to be an “at-risk” or “agency” relationship between the client and us. Determination of the relationship is based on characteristics of the contract or the relationship with the client. For “at-risk” relationships, the expected gross revenue is included in new work and backlog. For relationships where we act as an agent for our client, only the expected net fee revenue is included in new work and backlog. At October 3, 2003, agency contracts comprised approximately 7% of our total backlog.

Revenue recognition is generally recognized on the “percentage-of-completion” method for construction-type contracts. Revenue is recognized as work is performed and award and other fees are earned for cost-type and operation and maintenance-type contracts. There are various means of determining revenue under the percentage-of-completion method. Most of our fixed-price and target-price contracts use a cost-to-cost approach, where revenue is earned in proportion to costs incurred divided by total costs expected to be incurred. However, if a project includes significant materials or equipment costs, we generally require that the percentage-of-completion method be based on labor hours, labor dollars or some other appropriate approximation of physical completion rather than on a strict percentage of costs incurred. For certain long-term contracts involving mining and environmental and hazardous substance remediation, completion is measured on estimated physical completion or units of production. Fixed-price contracts accounted for 28% of our total revenue for the nine months ended October 3, 2003.

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

Revenue recognition for construction and engineering contracts also depends on whether the contract or project is determined to be an “at-risk” or an “agency” relationship between the client and us. Determination of the relationship is based on characteristics of the contract or the relationship with the client. For “at-risk” relationships, the gross revenue and the costs of materials, services, payroll, benefits, non-income tax and other costs are recognized in the income statement. For “agency” relationships, where we act as an agent for our client, only fee revenue is recognized, meaning that direct project costs and the related reimbursement from the client are netted.

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

•      Partially-owned subsidiary companies - For incorporated ventures and those ventures whose activities are other than construction, engineering or mining, the accounting treatment depends on our ownership percentage of the subsidiary company. For those in which our ownership exceeds 50%, the assets, liabilities and results of operations of the subsidiary company are fully consolidated in our financial statements, and the minority interests of third parties are separately deducted in our financial statements. However, for those in which our ownership is 50% or less, we reflect our proportion of the net income in the results of operations as equity in net earnings of unconsolidated affiliates and our investment on the balance sheet as our net percentage investment in the subsidiary company.

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

Self-insurance reserves represent reserves established through a program under which we determine the extent to which we self-insure certain business risks. We carry substantial premium-paid, traditional insurance for our various business risks; however, we do self-insure for health care and the lower level deductibles for workers’ compensation and general, automobile and professional liability. Most of this self-insurance is handled through Broadway Insurance Company, a wholly-owned captive Bermuda insurance subsidiary. As such, we carry self-insurance reserves on our balance sheet that are reviewed annually by an independent actuary. Our self-insurance reserves for workers’ compensation are recorded on a discounted basis. The remaining self-insurance reserves are undiscounted. The current portion of the self-insurance reserves is included in other accrued liabilities.

Minority interest reflects the equity investment by third parties in certain subsidiary companies and joint ventures that we have consolidated in our financial statements, and is comprised primarily of BNFL’s interest in WGSG.

Government contract costs are incurred under some of our contracts, primarily in the Defense and Energy & Environment business units. We have contracts with the U.S. government that contain provisions requiring compliance with the U.S. Federal Acquisition Regulations and the U.S. Cost Accounting Standards. The allowable costs we charge to those contracts are subject to adjustment upon audit and negotiation by various agencies of the U.S. government. Audits and negotiations of indirect costs are substantially complete through 2000. Audits of 2001 indirect costs are in progress. We are also in the process of preparing cost impact statements as required under the U.S. Cost Accounting Standards for 1999 through 2002, which are subject to audit and negotiation. We have also prepared and submitted to the U.S. government cost impact statements for 1989 through 1998 for which we believe no adjustments are necessary. We believe that the results of the indirect cost audits and negotiations and the cost impact statements will not result in a material change to our financial position, results of operations or cash flows.

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

Goodwill is no longer amortized, but is subject to annual impairment tests under SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 was initially effective for our fiscal year 2002. Effective February 1, 2002, in conjunction with fresh-start reporting, we adjusted all of our assets and liabilities to estimated fair value. In addition, our income tax attributes include tax deductible goodwill in excess of financial statement goodwill. The tax value of goodwill generates tax deductible amortization although financial statement goodwill is no longer amortized. As goodwill amortization is realized for income tax purposes, substantially all of the resulting tax benefit reduces financial statement goodwill. Our fiscal year 2002 annual review of the recoverability of goodwill was performed as of October 31, 2002 and indicated that no impairment of goodwill had been experienced.

Earnings Before Interest expense, Taxes, Depreciation and Amortization (“EBITDA”) is presented because it is a measure commonly used in financial analysis in credit and equity markets to evaluate operating liquidity. In addition, management includes it in the various performance measures that are routinely produced and analyzed as a measure of our company’s liquidity. EBITDA is not a measure computed in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and should not be considered as a substitute for earnings from operations, net income or loss, cash flows from operating activities or other statements of operations or cash flow data prepared in conformity with GAAP, or as a GAAP measure of operating performance, profitability or liquidity. In addition, EBITDA may not be comparable to similarly titled measures of other companies.

Our calculation of EBITDA represents earnings before interest expense, income taxes, depreciation and amortization and normal profit, as follows:

EBITDA (In millions)	Three months ended		Nine months ended
	October 3, 2003	September 27, 2002	October 3, 2003	September 27, 2002
				Pro forma (a)
Net income	$12.8	$9.3	$39.8	$550.2
Income taxes	12.8	11.5	41.4	12.7
Interest expense	6.9	7.3	20.3	20.5
Depreciation and amortization (b)	6.8	11.9	25.2	44.3
Normal profit	(.3)	(1.5)	(1.4)	(29.2)
Total (c)	$39.0	$38.5	$125.3	$598.5

(a)   For comparative purposes, the pro forma financial information provided above for the nine months ended September 27, 2002 combines information of the Successor Company after emergence from bankruptcy for the eight months ended September 27, 2002 with pre-emergence information of the Predecessor Company for the one month ended February 1, 2002.

(b)   Depreciation and amortization includes $2.1 million and $8.9 million for the three and nine months ended October 3, 2003, respectively, and $6.5 million and $21.7 million for the three and nine months ended September 27, 2002, respectively, of depreciation on equipment used on a recently completed dam and hydropower project in the Philippines.

(c)   EBITDA for the nine months ended October 3, 2003 includes reorganization items of $(3.7) million, which provided no tax benefit. For the three months ended September 27, 2002, EBITDA includes $(3.5) million for reorganization items which provided no tax benefit. For the nine months ended September 27, 2002, EBITDA includes $(51.8) million after tax of $23.8 million for reorganization items and extraordinary gain on debt discharge of $567.2 million after tax.

RECONCILIATION OF EBITDA TO NET CASH PROVIDED BY OPERATING ACTIVITIES

We believe that net cash provided by operating activities is the financial measure calculated and presented in accordance with GAAP that is most directly comparable to EBITDA. The following table reconciles EBITDA to net cash provided by operating activities for each of the periods for which EBITDA is presented.

	Three months ended		Nine months ended
(In millions)	October 3, 2003	September 27, 2002	October 3, 2003	September 27, 2002
				Pro forma (a)
EBITDA	$39.0	$38.5	$125.3	$598.5
Tax expense	(12.8)	(11.5)	(41.4)	(12.7)
Interest expense	(6.9)	(7.3)	(20.3)	(20.5)
Reorganization items	—	3.5	3.7	75.6
Extraordinary item – gain on debt discharge	—	—	—	(567.2)
Cash paid for reorganization items	(1.5)	(3.7)	(7.8)	(32.8)
Amortization of prepaid loan fees	3.0	3.0	9.1	8.7
Deferred income taxes	7.1	6.7	27.2	9.9
Minority interest in income of consolidated subsidiaries	12.8	8.0	28.3	23.6
Equity in net earnings of unconsolidated affiliates less dividends received	(5.6)	(1.5)	(19.2)	(4.7)
Gain on sale of assets, net	1.1	.5	(4.4)	—
Changes in net operating assets and liabilities	(17.0)	9.8	(62.8)	.7
Net cash provided by operating activities	$19.2	$46.0	$37.7	$79.1
Net cash provided by operating activities for the nine months ended October 3, 2003	$37.7
Less: Net cash used by operating activities for the six months ended July 4, 2003	(18.5)
Net cash provided by operating activities for the three months ended October 3, 2003	$19.2
Net cash provided by operating activities for the eight months ended September 27, 2002		$72.5
Less: Net cash used by operating activities for the five months ended June 28, 2002		(26.5)
Net cash provided by operating activities for the three months ended September 27, 2002		$46.0
Net cash provided by operating activities for the eight months ended September 27, 2002				$72.5
Plus: Net cash provided by operating activities for the one month ended February 1, 2002				6.6
Pro forma net cash provided by operating activities for the nine months ended September 27, 2002				$79.1

(a)   For comparative purposes, the financial information provided above for the nine months ended September 27, 2002 combines information of the Successor Company after emergence from bankruptcy for the eight months ended September 27, 2002 with pre-emergence information of the Predecessor Company for the one month ended February 1, 2002.

CONTRACT RENEGOTIATION

Of the major RE&C projects purchased in the RE&C acquisition, twenty-three experienced significant contract adjustments of which fifteen are now complete, five were eliminated in the insolvency proceedings of Washington International B.V. and three are still in process. Of the three remaining projects, two have undergone reformation whereby the original fixed-price contracts were converted to cost-reimbursable contracts in 2001 (the “Reformed Contracts”). Under the Reformed Contracts, the Sellers remain responsible for the performance of the contracts and, as such, continue to fund the construction of the projects. We are retained by the Sellers on a cost-reimbursable basis and continue to provide construction management on the projects. These two Reformed Contracts are in the final stages of completion. The other remaining project is continuing under the original terms and conditions.

BUSINESS UNIT NEW WORK AND BACKLOG

New work for each business unit, which represents additions to backlog for the period, is presented below:

	Three months ended		Nine months ended
NEW WORK (In millions)	October 3, 2003	September 27, 2002	October 3, 2003	September 27, 2002
Power	$112.9	$128.2	$551.6	$654.5
Infrastructure	261.2	96.9	654.3	399.1
Mining	12.0	16.0	157.3	71.3
Industrial/Process	133.3	118.2	359.9	379.6
Defense	113.2	95.0	338.7	371.0
Energy & Environment	181.0	120.0	366.4	376.0
Other	(2.7)	15.0	10.0	25.3
Total new work	$810.9	$589.3	$2,438.2	$2,276.8

In the nine months ended October 3, 2003, new work awarded to the Technology Center, a business sold in April 2003, totaled $18.0 million. For the three and nine months ended September 27, 2002, new work awarded to the Technology Center and EMD, a business sold in October 2002, was $26.9 million and $150.4 million, respectively.

Backlog at October 3, 2003, July 4, 2003 and January 3, 2003 consisted of:

BACKLOG (In millions)	October 3, 2003	July 4, 2003	January 3, 2003
Power	$461.3	$439.4	$302.4
Infrastructure	1,025.4	894.4	766.1
Mining	352.5	374.5	279.8
Industrial/Process	292.5	274.6	357.7
Defense	607.6	616.9	647.5
Energy & Environment	462.5	383.6	386.8
Other	—	—	14.8
Total backlog	$3,201.8	$2,983.4	$2,755.1

New work and backlog

During the three months ended October 3, 2003, we recorded $810.9 million of new work awards, $218.4 million more than revenue and equity earnings of unconsolidated affiliates. At October 3, 2003, backlog was $3,201.8 million, an increase of $218.4 million and $446.7 million, respectively, from the beginning of the third quarter and beginning of 2003, which is an indicator of our anticipated future revenue growth. Backlog on government contracts includes only two years’ worth of the portions of such contracts that are currently funded or which management is highly confident will be funded. The reported backlog at October 3, 2003 excludes approximately $826.6 million of government contracts in progress for work to be performed beyond the third quarter of 2005.

New work awards for the Power business unit for the three months ended October 3, 2003 totaled $112.9 million generated primarily from plant modification services for $87.5 million. The Reformed Contracts contributed $7.1 million as they are approaching completion. The Infrastructure business unit led the business units in new work awards with $261.2 million consisting primarily of Army Corp of Engineer projects in Iraq and Afghanistan and a highway interchange construction project in Nevada. New work for the Mining business unit totaled $12.0 million with all of the awards coming from existing mining projects. The Industrial / Process business unit continues to be impacted by the general economic slowdown and delays in client spending with $133.3 million of new work booked for the third quarter. The majority of this new work was derived from food and beverage clients for $48.5 million and from integrated services for $67.7 million. The Defense business unit recorded $113.2 million of new work, substantially from awards for threat reduction work. New work for the Energy & Environment business unit was $181.0 million for the third quarter of 2003. The new work awards were generated primarily from contract renegotiations of existing U.S. Department of Energy (“DOE”) projects and from a contract to demolish a building at a DOE complex in Colorado.

RESULTS OF OPERATIONS

On January 25, 2002, we emerged from Chapter 11 bankruptcy proceedings and implemented fresh-start reporting effective February 1, 2002 (the “Effective Date”). Accordingly, all assets and liabilities at the Effective Date were adjusted to reflect their respective fair values. The consolidated financial statements after that date are those of a new reporting entity and are not comparable to the pre-emergence periods. However, for purposes of the following discussion, the eight months ended September 27, 2002 (post-emergence) have been combined on a pro forma basis with the month ended February 1, 2002 (pre-emergence). The following table is included solely for use in analysis of results of operations and to complement management’s discussion and analysis.

	Three months ended		Nine months ended
RESULTS OF OPERATIONS (In millions)	October 3, 2003	September 27, 2002	October 3, 2003	September 27, 2002
				(Pro forma)
Backlog
Beginning backlog	$2,983.4	$3,137.6	$2,755.1	$3,378.7
New work	810.9	589.3	2,438.2	2,276.8
Adjustments	—	—	(91.5)	—
Revenue and equity in net earnings of unconsolidated affiliates	(592.5)	(905.2)	(1,900.0)	(2,833.8)
Ending backlog	$3,201.8	$2,821.7	$3,201.8	$2,821.7
Revenue (a)	$588.1	$903.7	$1,880.3	$2,821.1
Gross profit (a)	$53.8	$45.7	$139.0	$125.9
Equity in net earnings of unconsolidated affiliates (a)	4.4	1.5	19.7	12.7
General and administrative expenses	(14.2)	(11.1)	(37.4)	(34.9)
Restructuring charges	—	—	—	(.6)
Other operating income (expense), net	(3.4)	—	1.2	—
Operating income	40.6	36.1	122.5	103.1
Investment income	.4	.2	1.3	.8
Interest expense	(6.9)	(7.3)	(20.3)	(20.5)
Other income (expense), net	(.7)	(.1)	(1.4)	2.1
Income before reorganization items, income taxes, minority interests and extraordinary item	33.4	28.9	102.1	85.5
Reorganization items	—	(3.5)	(3.7)	(75.6)
Income tax expense	(12.8)	(11.5)	(41.4)	(12.7)
Minority interests in income of consolidated subsidiaries	(7.8)	(4.6)	(17.2)	(14.2)
Net income (loss) before extraordinary item	12.8	9.3	39.8	(17.0)
Extraordinary item - debt discharge, net of tax	—	—	—	567.2
Net income	$12.8	$9.3	$39.8	$550.2

(a)   Revenue and gross profit, as reported in our prior year quarterly reports on Form 10-Q, have been reclassified to present equity in net earnings of unconsolidated affiliates as a separate component of operating income. Previously, equity in net earnings of unconsolidated affiliates had been reported as a component of total revenue.

RECONCILIATION OF GAAP TO PRO FORMA SUMMARY FINANCIAL DATA

Our operating results for the nine months ended September 27, 2002 presented above on a pro forma basis are reconciled to the results reported under GAAP as follows:

(In millions)	Successor Company Eight months ended September 27, 2002	Predecessor Company One month ended February 1, 2002	(Pro forma) Nine months ended September 27, 2002
Revenue	$2,471.2	$349.9	$2,821.1
Gross profit	$114.8	$11.1	$125.9
Equity in net earnings of unconsolidated affiliates	9.6	3.1	12.7
General and administrative expenses	(30.7)	(4.2)	(34.9)
Restructuring charges	—	(.6)	(.6)
Operating income	93.7	9.4	103.1
Investment income	.4	.4	.8
Interest expense	(19.3)	(1.2)	(20.5)
Other income (expense), net	2.6	(.5)	2.1
Income before reorganization items, income taxes, minority interests and extraordinary item	77.4	8.1	85.5
Reorganization items	(3.5)	(72.1)	(75.6)
Income tax (expense) benefit	(32.8)	20.1	(12.7)
Minority interests in income of consolidated subsidiaries	(13.1)	(1.1)	(14.2)
Income (loss) before extraordinary item	28.0	(45.0)	(17.0)
Extraordinary item - gain on debt discharge, net of tax of $343.5	—	567.2	567.2
Net income	$28.0	$522.2	$550.2

THREE AND NINE MONTHS ENDED OCTOBER 3, 2003 COMPARED TO

THREE AND NINE MONTHS ENDED SEPTEMBER 27, 2002

Revenue and operating income

Our revenue declined $315.6 million and $940.8 million, or 35% and 33%, respectively, for the three and nine months ended October 3, 2003 from the comparable periods in 2002 due to a number of anticipated events, including the completion of several major projects. The decline was also caused by the sale in October 2002 of EMD within the Energy & Environment business unit. The Power business unit experienced a decline from the completion and winding down of four Reformed Contracts acquired through the RE&C acquisition. Revenue from the Infrastructure business unit declined primarily from the substantial completion of certain large projects, including a dam and hydropower project in the Philippines. In addition, revenue from the Industrial/Process business unit was affected by a weakness in the domestic and international economies and related reduction in demand and capital spending for services we provide in this market.

Despite the decline in revenue, we experienced an increase in operating income for the three and nine months ended October 3, 2003 totaling $4.5 million and $19.4 million, or 12% and 19%, respectively, compared to the same periods in 2002. The increase for the three months ended October 3, 2003 was due to a variety of factors, including improved earnings from Energy & Environment from the favorable renegotiation of the contract terms of two major contracts, improved earnings from Infrastructure which recognized unfavorable contract adjustments during the comparable quarter of 2002 and stronger earnings from the Mining business unit’s MIBRAG mbH venture in Germany. These favorable results were partially offset by declines in operating income in Power due to completion of the Reformed Contracts.

In addition to the foregoing, operating income increased for the nine months ended October 3, 2003 over the comparable period of 2002 primarily from performance incentives related to the completion of a steam generator replacement contract in the Power business unit and negotiated settlements on Defense business unit construction contracts. Not withstanding the sale of EMD, the operating income of Energy & Environment increased slightly primarily attributable to the renegotiation of two large contracts. The overall decline in revenue from projects completed or near completion mentioned above had little impact on operating income in 2002, as several of these major projects contributed nominal operating earnings during the first nine months of 2002.

Operating income included the recognition of normal profit for the three and nine months ended October 3, 2003 of $.3 million and $1.4 million, respectively, compared to $1.5 million and $29.2 million in the comparable periods of 2002 due to the completion of acquired contracts assigned normal profit.

For a more detailed discussion of our revenue and operating income, see “Business Unit Results” later in our Management’s Discussion and Analysis.

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

Equity in net earnings of unconsolidated affiliates

Equity in net earnings of unconsolidated affiliates for the three and nine months ended October 3, 2003 increased $2.9 million and $7.0 million, respectively, over the comparable periods in 2002. The MIBRAG mbH mining venture in Germany, which accounts for a significant portion of the equity in net earnings of unconsolidated affiliates, recognized stronger earnings as a result of favorable foreign currency exchange rates, improved contract terms from contract renegotiations in the fourth quarter of 2002 and increased volume of coal sales.

General and administrative expenses

General and administrative expenses for the three and nine months ended October 3, 2003 increased $3.1 million and $2.5 million, respectively, from the comparable periods in 2002. The increase was primarily the result of higher incentive compensation costs and professional fees.

Other operating income (expense), net

Other operating income (expense), net for the three and nine months ended October 3, 2003 included a $3.4 million charge related to a legal settlement. In addition, during the nine months ended October 3, 2003, we recognized a gain of $4.6 million from the April 2003 sale of the Technology Center and wind-up of related contract issues.

Interest expense

Our interest expense declined $.4 million and $.2 million for the three and nine months ended October 3, 2003 from the comparable periods of 2002. Interest expense for the three and nine months ended October 3, 2003 consisted of $3.0 million and $9.1 million, respectively, of amortization of bank fees paid at the closing of the Senior Secured Revolving Credit Facility and $3.9 million and $11.2 million, respectively, of cash interest expense consisting primarily of letter of credit fees, commitment fees, fronting fees and administrative fees paid to the agent bank. Prepaid bank fees were being amortized over the 30-month term of the Senior Secured Revolving Credit Facility. Letter of credit fees and commitment fees are recorded as interest expense. On October

9, 2003, we entered into an agreement replacing our Senior Secured Revolving Credit Facility with a New Senior Secured Revolving Credit Facility. In connection with the termination of the Senior Secured Revolving Credit Facility, we will write off the remaining unamortized balance of prepaid bank fees of $9.8 million in the fourth quarter of 2003.

Interest expense for the three and nine months ended September 27, 2002 consisted of $3.0 million and $9.1 million, respectively, of amortization of bank fees and $4.3 million and $11.4 million, respectively, of cash interest expense consisting primarily of letter of credit fees, commitment fees, fronting fees and interest on funded debt outstanding for a portion of the second quarter of 2002.

Other income (expense), net

Other income (expense), net for the nine months ended September 27, 2002 was $2.1 million and consisted primarily of a $2.8 million distribution received from the conversion of an insurance carrier that provides our employee long-term disability coverage from a mutual insurance company to a stock company.

Income tax expense

The components of the effective tax rate for the various periods are shown in the table below:

Successor Company

Predecessor Company

	Three months ended October 3, 2003	Three months ended September 27, 2002	Nine months ended October 3, 2003	Eight months ended September 27, 2002	One month ended February 1, 2002
Federal tax rate	35.0%	35.0%	35.0%	35.0%	35.0%
State tax	2.1	4.2	3.3	4.4	2.8
Nondeductible items	1.2	1.8	3.3	3.0	.4
Foreign tax	.1	4.3	.4	2.0	—
Effective tax rate	38.4	45.3	42.0	44.4	38.2
Adjust for effect of nondeductible reorganization items	—	(5.5)	(1.5)	(2.0)	7.5
Pro forma effective tax rate	38.4%	39.8%	40.5%	42.4%	45.7%

The pro forma effective tax rate represents the tax rate after removing the effects of nondeductible reorganization items.

The pro forma effective tax rates for the three and nine months ended October 3, 2003 have decreased from the effective rates in the comparable periods of 2002 primarily due to a decrease in state tax resulting from an increase in foreign earnings not subject to state tax, and from a decrease in foreign tax resulting from having more foreign tax credits available in 2003 to offset federal tax.

When the effective tax rate is applied to a loss before taxes, a tax benefit results. In these periods, nondeductible expenses decrease the effective tax rate. When the effective tax rate is applied to income before taxes, a tax expense results. In these periods, nondeductible expenses increase the effective tax rate.

Minority interests

The majority of our minority interests relates to BNFL’s 40% interest in our Westinghouse operations that are included in the Energy & Environment business unit. Increases in income of our majority-owned subsidiaries cause an increase in the minority interest share of income from those operations. Likewise, decreases in income of our majority-owned subsidiaries cause a decrease in the minority interest share of income.

Reorganization items

During the nine months ended October 3, 2003, we recognized a charge of $3.7 million as a result of estimated additional professional fees and expenses to be incurred by the unsecured creditors’ committee to settle outstanding claims in connection with our reorganization.

During the three months ended September 27, 2002, we recognized a charge of $3.5 million which consisted primarily of professional fees incurred in connection with the bankruptcy. For the nine months ended September 27, 2002, $75.6 million of reorganization charges were recognized. This included $35.1 million in adjustments to reflect all assets and liabilities at their respective fair values. The remainder of the reorganization items were primarily for professional fees incurred in connection with the bankruptcy. Cash paid for reorganization items totaled $1.5 million and $3.7 million for the three months ended October 3, 2003 and September 27, 2002, respectively. For the nine months ended October 3, 2003 and September 27, 2002, cash paid for reorganization items amounted to $7.8 million and $32.8 million, respectively.

Extraordinary item

During January 2002, an extraordinary gain of $910.7 million was recorded as a result of the discharge of liabilities of $1,460.7 million that resulted from our Plan of Reorganization less the value of new common stock and warrants issued of $550.0 million, net of income taxes of $343.5 million.

BUSINESS UNIT RESULTS

(In millions)

	Three months ended		Nine months ended
	October 3, 2003	September 27, 2002	October 3, 2003	September 27, 2002
				(Pro forma)
Revenue
Power	$90.9	$251.8	$392.3	$770.6
Infrastructure	130.2	188.9	395.0	596.4
Mining	29.4	21.2	65.3	53.7
Industrial/Process	115.3	141.2	355.5	482.0
Defense	122.5	135.7	378.6	435.5
Energy & Environment	102.5	159.9	291.5	471.1
Intersegment and other	(2.7)	5.0	2.1	11.8
Total revenue	$588.1	$903.7	$1,880.3	$2,821.1
Operating income (loss)
Power	$7.4	$12.0	$30.7	$24.5
Infrastructure	4.5	(2.4)	15.3	12.2
Mining	8.2	3.0	24.0	16.1
Industrial/Process	1.4	3.2	5.0	7.9
Defense	15.2	17.6	41.6	29.7
Energy & Environment	27.5	18.5	56.4	55.6
Intersegment and other unallocated operating costs	(9.4)	(4.7)	(13.1)	(8.0)
General and administrative expenses, corporate	(14.2)	(11.1)	(37.4)	(34.9)
Total operating income	$40.6	$36.1	$122.5	$103.1

RECONCILIATION OF GAAP SEGMENT INFORMATION TO
PRO FORMA FINANCIAL INFORMATION

Generally accepted accounting principles require us to report our results for the reorganized entity separately from those that existed prior to the reorganization. Following are segment information of the reorganized company for the eight months ended September 27, 2002 and pre-reorganization segment information for the month ended February 1, 2002, as well as pro forma combined segment information for the nine months ended September 27, 2002.

REVENUE (In millions)	Eight months ended September 27, 2002	One month ended February 1, 2002	Nine months ended September 27, 2002
			(Pro forma)
Power	$685.1	$85.5	$770.6
Infrastructure	516.5	79.9	596.4
Mining	48.4	5.3	53.7
Industrial/Process	417.7	64.3	482.0
Defense	373.4	62.1	435.5
Energy & Environment	420.7	50.4	471.1
Intersegment, eliminations and other	9.4	2.4	11.8
Total revenues	$2,471.2	$349.9	$2,821.1

OPERATING INCOME (LOSS) (In millions)	Eight months ended September 27, 2002	One month ended February 1, 2002	Nine months ended September 27, 2002
			(Pro forma)
Power	$24.3	$.2	$24.5
Infrastructure	9.2	3.0	12.2
Mining	12.9	3.2	16.1
Industrial/Process	7.3	.6	7.9
Defense	27.8	1.9	29.7
Energy & Environment	50.0	5.6	55.6
Intersegment and other unallocated operating costs	(7.1)	(.9)	(8.0)
General and administrative expense, corporate	(30.7)	(4.2)	(34.9)
Total operating income	$93.7	$9.4	$103.1

Power

Revenue for the three and nine months ended October 3, 2003 declined $160.9 million and $378.3 million, or 64% and 49%, respectively, from the comparable periods of 2002. The decreases in revenue were primarily due to the winding down and completion of four Reformed Contracts acquired through the RE&C acquisition and the completion of an emissions control project. Revenue of $11.1 million and $121.1 million was recognized related to the Reformed Contracts during the three and nine months ended October 3, 2003 compared to $149.6 million and $408.7 million, respectively, on the four Reformed Contracts for the comparable periods of 2002.

Operating income for the three months ended October 3, 2003 declined $4.6 million compared to the three months ended September 27, 2002 primarily due to the completion of the Reformed Contracts during 2003. Additionally, operating income for the third quarter of 2002 included $3.2 million from higher utilization of engineering services from our operations centers. These declines were partially offset by a $5.2 million incentive award in connection with the completion of the emission control project in the third quarter of 2003. Operating income for the nine months ended October 3, 2003 increased $6.2 million from the comparable period in 2002 due to performance incentives and lower costs related to the completion of a steam generator project and an incentive award upon completion of a large emission control project on a coal fired power plant partially offset by a $7.7 million decline in operating income from the Reformed Contracts and the recognition of $3.2 million of normal profit during the nine months ended September 27, 2002. No normal profit was recognized in 2003.

Infrastructure

Revenue for the three and nine months ended October 3, 2003 declined $58.7 million and $201.4 million, or 31% and 34%, respectively, from the comparable periods in 2002. The decline in revenue was primarily due to the substantial completion of certain projects, including a toll road in Colorado, a dam and hydropower project in the Philippines and a rail project in California. Significant sources of revenue in 2003 included a light rail project in New Jersey and a variety of highway and heavy construction work and engineering services projects.

Operating income increased $6.9 million and $3.1 million, respectively, for the three and nine months ended October 3, 2003 from the comparable periods of 2002. The increase in operating income for the three months ended October 3, 2003 was primarily due to net contract adjustments recognized in the third quarter of 2002, resulting in an operating loss of $(2.4) million. These contract adjustments included profit of $17.2 million recognized on a light rail project as it achieved the initial milestone for profit recognition under our accounting policies and unfavorable contract adjustments of $(15.9) million recorded on a Philippine dam and hydropower project. The remainder of the Infrastructure contract earnings during the third quarter of 2002 was not sufficient to cover the business unit’s overhead expense.

Operating income for the nine months ended October 3, 2003 was favorably impacted by improving profit projections on three large highway projects, results from a light rail project and the resolution of claims on certain legacy RE&C projects. Operating income for the nine months ended September 27, 2002 was negatively impacted by unfavorable contract adjustments of $23.4 million recorded on the Philippine dam and hydropower project, partially offset by the $17.2 million initial profit recognition from the aforementioned light rail project. Operating income for the three and nine months ended October 3, 2003 included the recognition of normal profit of $.3 million and $1.4 million, respectively, compared to $1.2 million and $24.4 million, respectively, for the comparable periods in 2002.

Mining

Revenue for the three and nine months ended October 3, 2003 increased $8.2 million and $11.6 million, or 39% and 22%, respectively, over the comparable periods of 2002. The increase in revenue was due to work on new projects, principally a gold mine in Nevada, a reclamation project in the State of Washington, a phosphate-mining project in Canada and a production support contract in Wyoming.

Operating income for the three and nine months ended October 3, 2003 increased $5.2 million and $7.9 million, respectively, over the comparable periods of 2002. The MIBRAG mbH mining venture in Germany, which accounts for a significant portion of the operating income, had stronger earnings as a result of favorable foreign currency exchange rates, improved contract terms from contract renegotiations in the fourth quarter of 2002 and increased volume of coal sales.  During the three months ended September 27, 2002, operating income was impacted by reduced coal sales at MIBRAG mbH caused by scheduled outages at a significant customer’s power production facility. In addition, new projects in Nevada, the State of Washington, Canada and Wyoming also contributed to the improved performance in the Mining business unit in the three and nine months ended October 3, 2003.

Industrial/Process

Revenue for the three and nine months ended October 3, 2003 declined $25.9 million and $126.5 million, or 18% and 26%, respectively, as compared to the same periods in 2002. The decline in revenue was due to the softness of the domestic and international economies and related reduction in demand and capital spending for services we provide in this market, as well as the completion of a major turnkey project. Recent bid and proposal activity indicates capital spending may be increasing in the pharmaceutical market, and there is a continuing increase in demand in the outsourcing of facilities management and related services.

Operating income for the three and nine months ended October 3, 2003 declined $1.8 million and $2.9 million, respectively, from the comparable periods in 2002. The decline in operating income for the quarter was primarily due to the reduction in the volume of work performed.

The decline in operating income for the nine months ended October 3, 2003 was due to a reduction in the volume of work performed and a $2.0 million provision recognized in the second quarter of 2003 related to a foreign contract, partially offset by better utilization of professional resources and contract closeout and settlement activity. During the nine months ended September 27, 2002, operating income was impacted by the recognition of an unfavorable contract adjustment totaling $2.5 million on an international methanol plant construction project. Operating income for the three and nine months ended September 27, 2002 included the recognition of normal profit of $.3 million and $1.6 million, respectively. No normal profit was recognized in 2003.

Defense

Revenue for the three and nine months ended October 3, 2003 declined $13.2 million and $56.9 million, or 10% and 13%, respectively, due to the completion of the construction phase of two major projects. Threat reduction projects accounted for the majority of the Defense business unit revenue during the first nine months of 2003 and 2002.

Operating income for the three months ended October 3, 2003 declined $2.4 million from the third quarter of 2002 as a result of net favorable contract settlement and adjustments totaling $10.8 million that occurred in the third quarter of 2002. During the third quarter of 2003, operating income included $6.7 million of incentive fees and negotiated contract settlements. Additionally, in the third quarter of 2003, we achieved improved contract performance for threat reduction and infrastructure projects. Operating income increased $11.9 million in the nine months ended October 3, 2003 over the comparable period of 2002, primarily as a result of negotiated settlements of $13.6 million on two construction projects during the first six months of 2003.

Energy & Environment

Revenue for the three and nine months ended October 3, 2003 declined $57.4 million and $179.6 million, or 36% and 38%, respectively, from the comparable periods of 2002. The decline was the result of the sale of EMD, a business that was sold in October 2002, and had recognized revenue totaling $41.2 million and $127.1 million in the three and nine months ended September 27, 2002, respectively, and the winding down of a large construction contract and an environmental remediation contract. Partially offsetting the decline was an increase in revenue associated with the renegotiation of two large operations, maintenance and management contracts totaling $23.8 million and $34.4 million for the three and nine months ended October 3, 2003.

Operating income for the three and nine months ended October 3, 2003 increased $9.0 million and $.8 million, respectively, from the comparable periods in 2002. The change from the comparable periods of 2002 was due to the recognition of income of $16.8 million and $23.1 million, respectively, for the three and nine months ended October 3, 2003 from the renegotiation of two large operations, maintenance and management contracts in the second quarter of 2003 and closeout settlements of the old contracts. One of the renegotiated contracts was retroactive to October 2002 resulting in an additional $9.0 million of operating income in the third quarter of 2003 related to work performed in prior quarters. In addition, operating income was impacted by the absence of operating income from EMD that totaled $7.8 million and $18.9 million, respectively, in the three and nine months ended September 27, 2002. Energy & Environment also experienced a reduction in operating income during the nine months ended October 3, 2003 associated with the winding down of a large cost-type contract beginning in the second quarter of 2003.

Intersegment and other

Intersegment operating loss primarily consists of unallocated indirect costs from our non-union subsidiary. During the three and nine months ended October 3, 2003 we recorded a charge of $3.4 million related to a legal settlement. In addition, intersegment operating loss for the nine months ended October 3, 2003 includes a $5.7 million charge resulting from an under accrual of employee benefits related to periods prior to emergence from our reorganization, partially offset by income of $4.6 million from the sale of the Technology Center in April 2003.

FINANCIAL CONDITION AND LIQUIDITY

	Successor Company		Predecessor Company
Liquidity and capital resources (In millions)	Nine months ended October 3, 2003	Eight months ended September 27, 2002	One month ended February 1, 2002
Cash and cash equivalents
Beginning of period	$171.2	$128.2	$138.2
End of period	209.3	127.6	128.2
Net cash provided (used) by:
Operating activities	$37.6	$72.5	$6.6
Investing activities	32.9	(9.4)	(1.6)
Financing activities	(32.4)	(63.7)	(15.0)

We have three principal sources of near-term liquidity: (1) cash generated by operations, (2) existing cash and cash equivalents and (3) revolving loan borrowings under our New Credit Facility.

Cash flows

During the nine months ended October 3, 2003, cash and cash equivalents increased $38.1 million to $209.3 million. Cash of $72.6 million at October 3, 2003 was restricted for use on the normal operations of our consolidated joint ventures, by projects having contractual cash restrictions and by our self-insurance programs.

For the nine months ended October 3, 2003, operating activities provided $37.6 million, which included a use of cash of $62.8 million for working capital requirements, principally consisting of payments to vendors and subcontractors, a decrease in advance payments received on contracts, primarily in the Power and Infrastructure business units, and incentive compensation payments. We also paid $7.8 million in professional fees in connection with our reorganization. The combination of our available net operating loss carryforwards and amortization of tax deductible goodwill resulted in only $4.3 million of our $41.4 million of tax expense being paid in cash during the nine months ended October 3, 2003, consisting of state and foreign tax payments.

During the nine months ended October 3, 2003, investing activities generated $32.9 million in cash. On April 18, 2003, we sold the Technology Center and received $17.7 million, subject to future adjustments. We received $24.2 million in proceeds from the sale of equipment, of which $13.3 million was related to equipment sales from a dam and hydropower project in the Philippines. Additional equipment sales from this project over the balance of the year should approximate $8 million. Other equipment from this project was redeployed to a mining project in Canada. Investing activities for the nine months ended October 3, 2003 include $9.0 million for property and equipment acquisitions. Capital expenditures for the remainder of 2003 are expected to be approximately $5.0 million, primarily for new work in the Infrastructure and Mining business units.

In the nine months ended October 3, 2003, financing activities used cash of $32.4 million, which consisted primarily of distributions to minority interests in our consolidated subsidiaries, principally BNFL’s 40% interest in the Westinghouse Businesses.

Income taxes

During the third quarter of 2003, an analysis was completed regarding our tax filing position with respect to the tax law as it applies to the discharge of debt under bankruptcy proceedings.

The analysis resulted in the following adjustments to deferred income taxes previously recorded:

•      Net operating loss carryforward has been increased to approximately $279 million, resulting in a gross tax asset of approximately $108 million. A valuation allowance of approximately $84 million has been established against this deferred tax asset. As the net operating loss is used against taxable income or the valuation allowance is no longer considered necessary, the valuation allowance will be reduced, resulting in a corresponding reduction to financial statement goodwill.

•      Tax basis in goodwill associated with the acquisition of RE&C increased by $71 million. Under SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets, no tax asset is recorded for the excess of tax basis goodwill over financial statement goodwill. For this reason, there is no increase in net tax assets associated with the increase in the tax basis in goodwill. Substantially all of the tax benefit from amortization of this excess tax goodwill will be accounted for as a reduction of financial statement goodwill when realized.

•      Alternative minimum tax (“AMT”) credits carryforward increased to approximately $16 million, resulting in a deferred tax asset of approximately $16 million.

•      The tax basis in depreciable assets was reduced by approximately $37 million, resulting in a deferred tax liability of approximately $13 million.

Prior to the completion of this analysis, we had estimated annual goodwill tax amortization of approximately $50 million that would be available to offset taxable income. As a result of the analysis, the combination of goodwill tax amortization and the net operating loss carryforward indicates we will not pay federal cash taxes on at least the first $88 million of taxable income before amortization and net operating loss for each of the next ten years.

Credit facilities and contractual commitments

During April 2003, outstanding letters of credit declined approximately $43.5 million from the substantial completion of the dam and hydropower project in the Philippines. During the nine months ended October 3, 2003, there were no other material changes in contractual obligations and other commercial commitments from such obligations and commitments as of January 4, 2003. At October 3, 2003, there were $123.3 million in letters of credit outstanding under the Credit Facility. There were no borrowings under the facility, leaving $226.7 million available for borrowings and letters of credit. This existing credit facility was refinanced on October 9, 2003. As a result of this refinancing, a pre-tax charge to income of $9.8 million will be recorded in the fourth quarter of 2003 associated with the unamortized balance of the prepaid bank fees of the Credit Facility.

On October 9, 2003, we replaced our Credit Facility with the New Credit Facility. The New Credit Facility provides for an amount up to $350 million in the aggregate of loans and other financial accommodations allocated pro rata between two facilities as follows: a Tranche A facility in the amount of $115 million and a Tranche B facility in the amount of $235 million. The scheduled termination date for the New Credit Facility is October 9, 2007. Borrowings under the New Credit Facility are required to be allocated between the two tranches on a proportional split, based upon the size of each tranche. The borrowing rate for Tranche A and Tranche B is LIBOR, which has a stated floor of 2%, plus an additional margin of 3.75%. As of October 9, 2003, the effective rate was 5.75%. The New Credit Facility contains financial covenants requiring the maintenance of certain financial and operating ratios, and specified events of default which are typical for a credit agreement governing credit facilities of this size, type and tenor. While not as restrictive as the Credit Facility, the New Credit Facility also contains affirmative and negative covenants which continue to limit our ability and the ability of certain subsidiaries to incur debt or liens, provide guarantees, make investments and pay dividends. At October 9, 2003, approximately $123.3 million of letters of credit were issued and outstanding, and no other amounts borrowed were outstanding under the New Credit Facility. The New Credit Facility is secured by substantially all of the assets of Washington Group International and our wholly-owned domestic subsidiaries. Financing fees of approximately $11.5 million incurred in connection with the New Credit Facility will be capitalized and amortized over the 48-month life of the facility.

MIBRAG mbH

During the first quarter of 2003, MIBRAG mbH, our German mining venture that operates lignite coal mines and power plants in Germany, reached an agreement with one of its customers to contribute to a retrofit of the customer’s power plant because the quality of the coal MIBRAG mbH is delivering had fallen below specifications in the coal supply contract. MIBRAG mbH has agreed to contribute 45 million Euros toward the retrofit. The coal supply contract was assumed by MIBRAG mbH in the privatization in 1994. MIBRAG mbH believes the German government guaranteed that coal quality was sufficient to fulfill the terms of the contract assumed. Discussions are ongoing with government representatives regarding potential contributions from the government to reduce the contribution of MIBRAG mbH to the retrofit. MIBRAG mbH will amortize the cost over the remaining 17 years of the coal supply contract. In addition, higher coal sales have required a review of the timing of capital expenditures, and some acceleration of expenditures may be required to meet commitments. The combination of these two issues may reduce cash distributions from MIBRAG mbH over the next two to three years.

Other

We believe that our cash flow from operations, existing cash and cash equivalents and available borrowings under our New Senior Secured Revolving Credit Facility will be sufficient to meet our reasonably foreseeable liquidity needs. We may, from time to time, pursue opportunities to complement existing operations through business combinations and participation in ventures, which may require additional financing and utilization of our capital resources.

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

ACCOUNTING STANDARDS

Adoption of accounting standards

In April 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. See Note 3, “Accounting Standards” of Notes to Consolidated Financial Statements in Item 1 of this report for a discussion of the impact, if any, that these standards had on our financial statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(In millions of dollars)

Interest rate risk

Our exposure to market risk for changes in interest rates relates primarily to our short-term investment portfolio and debt obligations. Our short-term investment portfolio consists primarily of highly liquid instruments with maturities of one month or less. Substantially all cash and cash equivalents at October 3, 2003 of $209.3 million were held in short-term investments classified as cash equivalents.

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

Foreign currency risk

We conduct our business in various regions of the world. Our operations are, therefore, subject to volatility because of currency fluctuations, inflation changes and changes in political and economic conditions in these countries. We are subject to foreign currency translation and exchange issues, primarily with regard to our mining venture, MIBRAG mbH, in Germany. At October 3, 2003, the cumulative adjustments for translation gains net of related income tax expense were $18.1 million. While we endeavor to enter into contracts with foreign customers with repayment terms in U.S. currency in order to mitigate foreign exchange risk, our revenues and expenses are sometimes denominated in local currencies, and our results of operations may be affected adversely as currency fluctuations affect pricing and operating costs or those of our competitors. We engage from time to time in hedging operations, including forward foreign exchange contracts, to reduce the exposure of our cash flows to fluctuations in foreign currency rates. We do not engage in hedging for speculative investment reasons. We can give no assurances that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies.

ITEM 4.  CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Our chief executive officer and chief financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of October 3, 2003. Based on their evaluation, our chief executive officer and chief financial officer have each concluded that our disclosure controls and procedures are effective.

In addition, there has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15 and Rule 15d-15 that has occurred during the three months ended October 3, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our reorganization case is “In re Washington Group International, Inc. and Related Cases, Docket No. BK-N 01-31627-GWZ, in the U.S. Bankruptcy Court for the District of Nevada. The litigation related to the Old MK 401(k) Plan and the Old MK Employee Stock Ownership Plan discussed under the caption “Other” in Note 11, “Contingencies and Commitments” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report refers to John B. Blyler, et. al., v. William J. Agee, et. al., Case No. CIV97-0332-S-BLW, in the U.S. District Court for the District of Idaho. The litigation brought by the Authority of the City of New York discussed under the caption “Other” in Note 11, “Contingencies and Commitments” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report refers to Trataros Construction, Inc. et. al. v. The New York City School Construction Authority et. al., Index No. 20213/01, in the Supreme Court of the State of New York, County of Kings.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

The Exhibits to this quarterly report on Form 10-Q are listed in the Exhibit Index contained elsewhere in this quarterly report.

(b)	Reports on Form 8-K

On August 19, 2003, we filed a current report on Form 8-K dated August 18, 2003, detailing Washington Group International’s second quarter 2003 financial results.

On September 30, 2003, we filed a current report on Form 8-K dated September 29, 2003, announcing the naming of Jerry K. Lemon as Vice President and Controller of Washington Group International.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASHINGTON GROUP INTERNATIONAL, INC.

/s/ George H. Juetten
George H. Juetten
Executive Vice President and Chief Financial Officer,
in his respective capacities as such

Date: November 14, 2003

WASHINGTON GROUP INTERNATIONAL, INC.

EXHIBIT INDEX

Copies of exhibits will be provided upon request at a fee of $.25 per page requested.

Exhibit Number	Exhibit Description

10.1

Amended and Restated Credit Agreement, dated as of October 9, 2003, among Washington Group International, Inc., the lenders and issuers party thereto, Credit Suisse First Boston, as administrative agent, sole lead arranger and book manager, LaSalle Bank National Association, as documentation agent, and ABLECO Finance LLC, as syndication agent (filed as Exhibit 10.1 to Washington Group International’s Current Report on Form 8-K filed on October 14, 2003 and incorporated herein by reference).

10.2

Joinder Agreement, dated as of October 9, 2003, delivered by subsidiaries of Washington Group International, Inc., and acknowledged and agreed by Credit Suisse First Boston (filed as Exhibit 10.2 to Washington Group International’s Current Report on Form 8-K filed on October 14, 2003 and incorporated herein by reference).

10.3#*	Washington Group International Restoration Plan effective as of January 1, 2003, amended and restated as of August 14, 2003.

10.4#*	Washington Group International Voluntary Deferred Compensation Plan effective as of January 1, 2003, amended and restated as of August 14, 2003.

31.1*	Certification of the Principal Executive Officer of Washington Group International, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer of Washington Group International, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#      Management contract or compensatory plan.

*      Filed herewith.

†      Furnished herewith.

E-1