Form 10-K
period 2004-01-02
WASHINGTON GROUP INTERNATIONAL INC
filed 2004-03-05
CIK 906469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.   20549

Form 10-K

Annual Report

For the Fiscal Year Ended January 2, 2004

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

At February 20, 2004, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based on the closing price on February 20, 2004, as reported on the NASDAQ National Market®, was approximately $954,501,892. At July 4, 2003 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by nonaffiliates of the registrant, based on the closing price on July 3, 2003, as reported by the NASDAQ National Market®, was approximately $521,720,782.

The number of shares of common stock outstanding as of February 20, 2004 was 25,153,665.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its annual meeting of stockholders to be held on May 7, 2004, which is expected to be filed with the Securities and Exchange Commission not later than April 7, 2004, are incorporated by reference into Part III of this report on Form 10-K. In the event such proxy statement is not filed by April 7, 2004, the required information will be filed as an amendment to this report on Form 10-K no later than that date.

WASHINGTON GROUP INTERNATIONAL, INC.

Form 10-K

Annual Report

For the Fiscal Year Ended January 2, 2004

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

•                  Our expectations as to potential revenues from designated markets or customers

•                  Our expectations as to profits, cash flows, return on invested capital and net income

•                  Our expectations as to new work and backlog

•                  The markets for our services and products

•                  Our anticipated contractual obligations, capital expenditures and funding requirements

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

•                  Maintain relationships with key customers, partners and suppliers

•                  Successfully bid for, and enter into, new contracts on satisfactory terms

•                  Successfully manage and negotiate change orders and claims

•                  Manage and maintain our operations and financial performance and the operations and financial performance of our current and future operating subsidiaries and joint ventures

•                  Respond effectively to regulatory, legislative and judicial developments, including any legal or regulatory proceedings, affecting our existing contracts, including contracts concerning environmental remediation and restoration

•                  Obtain and maintain any required governmental authorizations, franchises and permits, all in a timely manner, at reasonable costs and on satisfactory terms and conditions

•                  Satisfy the restrictive covenants imposed by our indebtedness documents

•                  Maintain access to sufficient working capital through our existing revolving credit facility or otherwise

•                  Maintain access to sufficient bonding capacity through our existing surety facility or otherwise

•                  Realize anticipated reductions in overhead and other costs

Some other factors that may affect our businesses, financial position or results of operations include:

•                  Accidents and conditions, including industrial accidents, labor disputes, geological conditions, environmental hazards, weather and other natural phenomena

•                  Special risks of international operations, including uncertain political and economic environments, acts of terrorism or war, potential incompatibilities with foreign joint venture partners, foreign currency fluctuations and controls, civil disturbances and labor issues

•                  Special risks of contracts with the government, including the failure of applicable governing authorities to take necessary actions to secure or maintain funding for particular projects with us, the unilateral termination of contracts by the government and reimbursement obligations to the government for funds previously received

•                  The outcome of legal proceedings

•                  Maintenance of government-compliant cost systems

•                  The economic well-being of our private and public customer base and its ability and intentions to invest capital in engineering and construction activities

PART I

ITEM 1.  BUSINESS

Unless otherwise indicated, the terms “we,” “us” and “our” refer to Washington Group International, Inc. (“Washington Group International”) and its consolidated subsidiaries; references to 2003 are references to our fiscal year ended January 2, 2004; references to 2002 are references to our one month ended February 1, 2002 combined with our eleven months ended January 3, 2003; and references to 2001 are references to our fiscal year ended November 30, 2001. Effective December 29, 2001, we changed our 52/53 week fiscal year from a year ending on the Friday closest to November 30 to a year ending on the Friday closest to December 31.

Our common stock (the “New Common Stock”) currently trades on the NASDAQ National Market® under the ticker symbol “WGII.” We also have outstanding three tranches of warrants to purchase shares of our common stock which trade in the over-the-counter market on the OTC Bulletin Board®. All of the warrants expire on January 25, 2006. The Tranche A warrants, which have an exercise price of $28.50 per share, trade under the ticker symbol WGIIW.OB; the Tranche B warrants, which have an exercise price of $31.74, trade under the ticker symbol WGIIZ.OB; and the Tranche C warrants, which have an exercise price of $33.51 per share, trade under the ticker symbol WGIIL.OB.

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

We have adopted a Code of Business Conduct and Ethics (the “Code”) which requires all employees, officers and directors of Washington Group International, Inc. to act, at all times and places, as law-abiding, responsible, and responsive citizens. The Code will be published on our website at www.wgint.com under Investor Relations, Corporate Governance, on or before March 17, 2004. A copy of the Code is available by contacting us through our website under Investor Relations, or by writing to the Investor Relations Department at the corporate headquarters.

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

On some projects, particularly those of significant size and requiring specialized technology or know-how, we partner with other firms, both to increase our opportunity to win the contract and to manage development and execution risk. Partners may include, among others, specialized process engineering firms, other engineers, constructors, operations contractors or equipment manufacturers. These partnerships may be structured as joint ventures or consortia, with each participating firm having an economic interest relative to the scope of its work.

We enter into four basic types of contracts with our customers:

•                  Under a “fixed-price” contract, we provide the customer a total project for an agreed-upon price, subject to project circumstances and changes in scope. We commonly refer to fixed-price contracts under which the total project cost is determined up front as “lump-sum” contracts. Plant and facility construction projects and large design-build infrastructure projects are typically awarded on a lump-sum basis.

•                  Under a “fixed-unit-price” contract, the customer pays us for materials, labor, overhead, equipment rentals or other costs at fixed rates as each unit of work is performed. Highway infrastructure and mining projects are typically awarded on a fixed-unit-price basis.

•                  Under a “target-price” contract, we provide the customer with a total project at a target price agreed upon by the customer, subject to project circumstances and changes in scope. Should costs exceed the target within the agreed-upon scope, we will absorb those costs generally to the extent of our expected fee or profit; however, the customer reimburses us for the costs that we incur if costs continue to escalate beyond our expected fee. An additional fee is earned if costs are below the target.

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

Both anticipated income and economic risk are greater under fixed-price and fixed-unit-price contracts than under target-price and cost-type contracts. We follow strict guidelines in bidding for and entering into all four types of contracts.

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

On March 22, 1999, we and BNFL Nuclear Services, Inc. (“BNFL”) acquired the government and environmental services businesses of CBS Corporation (now Viacom, Inc.). In this report, we refer to these businesses as the “Westinghouse Businesses.” The Westinghouse Businesses currently make up a significant part of our Energy & Environment business unit and a small part of our Defense business unit.

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

On May 14, 2001, due to near-term liquidity problems resulting from our acquisition of RE&C, we filed for protection under Chapter 11 of the U.S. Bankruptcy Code. On December 21, 2001, the bankruptcy court entered an order confirming the Second Amended Joint Plan of Reorganization of Washington Group International, Inc., et al., as modified (the “Plan of Reorganization”). The Plan of Reorganization became effective and we emerged from bankruptcy protection on January 25, 2002. For a discussion of the RE&C acquisition and the resulting bankruptcy, see Note 3, “Acquisition, Reorganization Case and Fresh-start Reporting” of the Notes to Consolidated Financial Statements in Item 8 of this report.

The U.S. Bankruptcy Court for the District of Nevada retains jurisdiction to interpret our Plan of Reorganization and to resolve outstanding claims and third party disputes relating thereto. A reorganization plan committee (the “Reorganization Plan Committee”) was established by the bankruptcy court to evaluate claims of unsecured creditors, prosecute any disputed unsecured claims, determine each unsecured creditor’s distribution under the Plan of Reorganization, and generally monitor implementation of the Plan of Reorganization.

We are responsible for all fees and expenses incurred in connection with the administration of our Plan of Reorganization, including fees and expenses of the Reorganization Plan Committee, the United States Trustee appointed by the bankruptcy court, and their and our counsel.

BUSINESS UNITS

We operate our business through six business units, each of which comprises a separate reportable business segment: Power, Infrastructure, Mining, Industrial/Process, Defense and Energy & Environment.

Power

Our Power business unit specializes in engineering, design, construction, modification and maintenance of power generating facilities and electrical transmission systems and operations and maintenance services in both the fossil and nuclear power markets. Customers include regulated and deregulated utilities, industrial co-generators, independent power producers, original equipment manufacturers (“OEMs”) and governments. These customers generate power in a wide variety of methods, including through coal-, oil- and gas-fired power plants, combustion turbine, simple cycle and combined cycle generation, nuclear power generation, hydroelectric generation and waste-to-energy generation. We provide our services to customers in the United States and around the world on both fixed-price and cost-reimbursable bases, and the work we have pursued in the recent past has reflected an array of commercial arrangements. (See “Business – General” above for a description of types of contracts and corresponding risks.) The Power business unit provides a range of services that includes:

Basic Services

•                  General Planning

•                  Siting and licensing

•                  Environmental permitting

•                  Engineering and construction, startup

•                  Transmission and distribution

•                  Expansion, retrofit and modification

•                  Operations and maintenance

•                  Decontamination and decommissioning

Basic Markets

•                  New Generation

•                  Combustion turbine (natural gas, oil)

•                  Coal

•                  Other: waste-to-energy, wind, biomass, geothermal

•                  Modifications and Maintenance

•                  Fossil:  clean air retrofits

•                  Repowering

•                  Nuclear:  major component replacement

•                  Engineering Services

•                  Fossil and nuclear

•                  Transmission, distribution, substations

In 2002, the market for new power plants in the United States suffered a severe downturn as regional reserves grew to excessive levels and the economy slumped. We expect that it may take four to six years for these reserve margins to dissipate before a need for additional capacity will stimulate a new wave of power development. In the interim, the power industry anticipated that the passage of pending federal legislation in the forms of the Federal Energy Bill and one of the contenders for Clean Air Act regulation would revitalize the market. Though these bills may yet pass, their timing is uncertain and their market impacts may not be felt for some time to come, if at all.

Consequently, the Power business unit embarked on a strategy to maintain our presence in all our principal markets, while minimizing our exposure to long-term capital risk. In new power generation, we are limiting the opportunities we pursue to those we determine pose an acceptable level of risk, particularly with established customers. While following these restrictions, we have expanded our traditional base of power industry customers by targeting the power needs of the customers of our other business units. The mix of traditional Power business unit customers and the customers of our other business units with power needs has proven to be successful, with recent awards for new power plants in Wisconsin (550 megawatt (“MW”) combined cycle), Siberia (conversion of plutonium reactor to coal-fired plant) and Iraq (180 MW as part of the reconstruction effort).

Despite the lack of new federal Clean Air legislation, the power market is being propelled by consent decrees, independent state legislation and the promised enforcement of New Source Review Standards by the Environmental Protection Agency. A substantial number of large system retrofits to control sulfur oxide and nitrous oxide have been announced or are under consideration, and we have secured awards in all phases of implementing these retrofits.

The abundance of power supply in the United States combined with the manifestation of electricity as a commodity has forced most power suppliers to compete for the sale of kilowatts and improve the efficiency of existing resources. Many owners of nuclear plants are seeking extensions of their existing licenses rather than decommissioning units with up to 40 years of service. Among the most common life-extension strategies is the replacement of steam generators and reactor vessel heads. Through a 50%-owned joint venture with Framatome-ANP, Inc., we specialize in these replacements and have established ourselves as a leading competitor in the United States for this market. Most visible in the international arena today is our ongoing work for the reconstruction of Iraq’s power infrastructure, where we are designing and building new generation and rehabilitating existing generation and transmission and distribution systems.

Infrastructure

Our Infrastructure business unit provides a full range of infrastructure services to clients globally, including project development, design-build-operate-maintain, consulting, engineering, design, project management, construction management, construction, and operations and maintenance. The business unit generally performs as a general contractor or as a joint venture partner with other contractors on domestic and international projects. Typically, consulting, engineering, design, project management, construction management and operations and maintenance type contracts are performed on a cost-reimbursable basis, while design-build and construction contracts are performed on a fixed-price basis.

Infrastructure serves both private and public sector customers across four major markets:

•                  Rail and transit: Design, construction, operation and maintenance of light rail, subways, commuter/inter-city railroads, railroads, freight transport, people movers, bus rapid transit, electrification and multimodal facilities. Our current significant projects in this market include:

•                  Hudson-Bergen Light Rail Transit System: We are operating under a contract with a value exceeding $500 million to design, build, operate and maintain the Hudson-Bergen Light Rail Transit System in New Jersey. The design-build phase is scheduled to be completed in 2005, and the operations and maintenance in 2015.

•                  New River Bridge: A $53 million design/build contract for a commuter railroad bridge in Fort Lauderdale, Florida for the Tri-County Commuter Rail Authority. Work began in 2003.

•                  Highways and bridges: Design and construction of interstates/freeways, arterial highways/streets, interchanges, bridges, tunnels and intelligent transportation systems. Our significant projects in this market include:

•                  SR-125: A joint venture led by us to design and build the 10-mile privately-funded toll road section of the public-private State Route 125 South Expressway project in San Diego, California, under a

$270 million contract and a 3.5-mile publicly-funded segment of State Route 125 under a $90 million design-build contract.

•                  I-215 Southern Beltway: An $82.2 million contract with the Nevada Department of Transportation to construct an interchange and six-lane connector near Las Vegas.

•                  Water resource and hydropower: Design and construction of hydroelectric power, water supply, flood control, locks and dams, irrigation and drainage, hydraulic structures and environmental and safety analysis. Our significant projects in this market include:

•                  San Roque Multipurpose Dam and Reservoir: A $700 million design/build contract for a dam and powerhouse in the Philippines. Substantial completion of this project was reached in 2003.

•                  Olmsted Dam: A $564 million cost-reimbursable-plus-award-fee joint venture for the construction of a 2,700-foot concrete dam across the lower Ohio River awarded in January 2004.

•                  Airports: Design, construction, development and operation of airport, airside and landside infrastructure, security and environmental services. A current project in this market is:

•                  Addison Airport: As part of a joint venture, we manage and operate Addison Airport near Dallas, Texas.

Additionally, the Infrastructure business unit is also leading our effort on two contracts with the U.S. Army Corps of Engineers (the “USACOE”) to provide a variety of design, engineering and construction services to the Transatlantic Programs Center of the USACOE throughout Central Asia, North Africa and the Middle East. Due to the breadth of the assignments, these programs may utilize virtually all of our business units. The contracts are indefinite delivery/indefinite quantity (“ID/IQ”) contracts that do not identify a specific quantity of services, but do set ceilings on the total amount of work that can be awarded to a company during the life of the contract. Under the first contract, awarded in April 2003, we are performing $344 million worth of tasks under a contract that has a $500 million ceiling. Most of the current work is being performed in Iraq, where we are refurbishing and installing electricity generating plants, reconstructing 460 kilometers of 400 kilovolt electrical transmission lines and bringing a hospital back into full service. Other tasks are being performed in Afghanistan and Kuwait. Under the second contract, announced in January 2004, we will bid for specific assignments to support the USACOE over the next five years. The work will be confined to the U.S. Central Command area of operations, which includes Iraq and 24 other countries from the Horn of Africa through Central Asia. The contract has a monetary ceiling of $500 million for the first year. It also includes four one-year options, each with a $250 million ceiling.

We see modest growth in domestic infrastructure markets. Federal highway funding is subject to authorization from TEA-21, while budget deficits at the state level limit availability of funds for capital programs. Certain markets continue to have viable projects, and the design-build method of delivery, with its reliance on private capital and potential opportunities for public-private partnerships, continues to grow in popularity.

Mining

Our Mining business unit is an integrated supplier providing a full range of services, including design/build; engineer, procure, construct (EPC); engineer, procure, construct, manage (EPCM); construction management; contract-mining; engineering; resource evaluation; geologic modeling; mine planning; simulation modeling; equipment selection; production scheduling; and operations management to the precious metals, coal, oil sands, industrial minerals and metals markets globally. The services cover a broad spectrum of tasks from front-end engineering and design, such as mine planning and feasibility studies, to reclamation planning and field activities necessary for mine reclamation and closure.

Currently, the Mining business unit is providing services to the oil sands and phosphate industries in Canada, coal mines in the United States, Venezuela and Germany, gold mines in the United States and Mexico, and the magnesium oxide industry in Jordan. Mining contracts are typically two- to five-year contracts that are normally renewed in subsequent bidding cycles throughout the useful life of the mine, which can range from 20 to 30 years. Mining contracts are largely fixed-unit-price or target-price in nature.

In addition to the Mining business unit’s contracted services, we hold ownership interests in two mining ventures:

•                  MIBRAG mbH (50%) is located in Germany and operates two surface lignite coal mines that provide lignite to two utility-owned power generation plants, as well as small commercial plants and three company-owned power plants. Power generated by the company-owned plants is primarily utilized by the mining operations, and surplus power is sold at wholesale to the utilities. The mines have lignite reserves and contracts in place for 20 to 40 years of supply. Because of the significance to us of the earnings of MIBRAG mbH for our 2003 and 2002 fiscal years, the financial statements of MIBRAG mbH have been included in this report on Form 10-K as Exhibit 99.1.

•                  Westmoreland Resources, Inc. (20%) is a Montana surface coal mine providing sub-bituminous coal to utilities in the upper Midwest.

See Note 5, “Ventures” of the Notes to Consolidated Financial Statements in Item 8 of this report.

Industrial/Process

Our Industrial/Process business unit is a single-source provider of engineering, construction, operations, maintenance, logistics and program management services. A key component of Industrial/Process’ approach is to closely align with its clients to support their objectives and develop long-term, value-added partnerships and to balance the markets we serve in order to effectively deal with economic cycles that impact industrial and consumer spending.

Services are provided using a variety of commercial terms, including various forms of cost reimbursable, target pricing and lump sum contracting. Industrial/Process’ current projects are primarily cost reimbursable. The unit’s goal over the next few years is to achieve a more evenly balanced commercial mix between cost reimbursable and fixed-priced contracts. We believe the benefits to be derived from this change in service mix are a better risk/reward balance and improved cash flow.

Organized in three divisions, the Industrial/Process business unit is focused on the following strategic areas: Biopharmaceuticals, Industrial Services and Process.

•                  Biopharmaceuticals. We provide design, engineering, construction, validation and maintenance services to the biotechnology and pharmaceutical industries. We provide an integrated delivery platform in the areas of biologics, chemical synthesis, dosage form and devise manufacturing to create innovative production solutions.

Currently, we are working with Aventis Pasteur, a leading vaccine supplier, to design, build and validate an $80 million manufacturing facility in Pennsylvania. Other representative clients include Pfizer-Pharmacia, Merck, Eli Lilly, Johnson & Johnson, Novartis and Wyeth.

•                  Industrial Services. Our Industrial Services division provides life-cycle services, including design, engineering, construction, operations, maintenance, facility management, logistics and quality programs, for the automotive, manufacturing, food and pulp and paper industries.

In the automotive markets, we currently work with General Motors, Ford, Daimler/Chrysler and Hyundai. During 2003, we led a construction workforce of more than 1,600 to repair a General Motors assembly plant severely damaged by a tornado. The plant was back into production in only seven weeks.

We have long-term alliance partnerships with Anheuser-Busch, Kraft and General Mills/Pillsbury in the foods market. We provide facility and process design solutions for breweries and producers of baked goods, cake mix, cereal, prepared entrees, snack foods, soups and yogurt.

We are a single-source provider to the pulp and paper industry. Currently, we are at work on a variety of projects involving paper machine rebuilds and plant modifications for clients such as SAPPI, Mead, Smurfit Stone and Weyerhaeuser.

We provide management solutions including operations, maintenance, facility management, quality programs and logistics services across a diverse set of industries to customers seeking to outsource non-core business functions. Customers include many long-term clients such as BP, Caterpillar, DuPont, IBM, Motiva, Nissan and Tektronix.

•                  Process. The Process division provides services to several markets, including oil production, gas treating, gas monetization, gas storage, refineries and bulk/specialty chemicals.

In Wyoming, we recently concluded more than a decade of partnership and cooperation with Burlington Resources with the start-up of the Lost Cabin natural gas processing plant. Train Three is the third unit designed and built by us since 1991 to produce pipeline-quality natural gas for the nation’s energy market. In addition, we recently completed a gas monetization project in Equatorial Guinea, and we are currently at work assisting in the development of oil and gas reserves in the Sakhalin Islands and gas-to-liquids initiatives in the Middle East.

Clients include ExxonMobil, ConocoPhillips, ChevronTexaco, DuPont, Burlington Resources, El Paso, Dow Corning, PolyOne and Eastman Chemical, among others.

Defense

The structure of our Defense business unit has changed dramatically as the needs of our major customer, the U.S. government, and, more specifically, the Department of Defense, have changed. Today, our Defense business unit manages, integrates and delivers life-cycle services for domestic and international programs under three markets: Threat Reduction, Defense Infrastructure Services and Homeland Security.

•                  Threat Reduction. Threat Reduction focuses on global proliferation prevention and elimination of CBRNE (chemical, biological, radiological, nuclear and high explosives) materials and weapon systems. We are a global leader in the elimination of chemical weapons and agents. We provide demilitarization services to federal clients, including chemical and biological warfare material elimination and nuclear weapons delivery systems disarmament. This market includes support for the Department of Defense in the destruction of the United States chemical weapons stockpile, as the system contractor for four of the U.S. Army’s five incineration-based chemical weapons destruction thermal facilities. Additionally, we provide support to a fifth facility and purchase equipment for these sites. We are also responsible for the start-up, pilot plant testing, operations and maintenance and closure of two additional neutralization-based plants dealing with intact chemical weapons. All of these facilities are designed to destroy chemical weapons that have been stored for many years in underground bunkers.

We also provide demilitarization services, funded by the U.S. government, to the Commonwealth of Independent States, and have been awarded significant participation in the Cooperative Threat Reduction Integrated Contract. This contract is financed by the United States to prevent proliferation of and safely eliminate weapons of mass destruction located in the former Soviet Union. Work performed includes elimination of strategic missiles and related delivery systems. In addition, in 2003, we were selected to convert the Seversk, Russia, plutonium production facility into a peacetime electrical power production plant.

Over the last year, we completed a chemical weapons demilitarization facility closure on Johnston Island in the Pacific and started up the first third-generation incineration-based facility in Anniston, Alabama.

A major objective of Threat Reduction is optimizing the value of existing contracts. Since we have now exhausted major domestic chemical demilitarization opportunities, our business development efforts are focused on evaluating adjacent market opportunities and selecting higher probability market sectors for development and penetration.

•                  Defense Infrastructure Services. Defense Infrastructure Services principally addresses Department of Defense needs, offering operations services, management/technical services and EPC services with an objective of reducing their risk in mission execution due to infrastructure vulnerabilities. We support the Department of Defense entities and agencies that operate or maintain major facilities, providing classified and unclassified architectural engineering services and engineering, procurement and construction services. These same services are provided to the Department of State and various intelligence agencies of the U.S. government.

•                  Homeland Security. Homeland Security provides integrated solutions that reduce vulnerability to terrorist acts or similar hostile acts and that mitigate the consequences of such acts, with emphasis on high-value security systems, force protection and emergency response services. We provide threat analysis and mitigation services to a variety of clients. We support one of the nation’s highest priorities, the security of our nation and the safety of United States citizens abroad. The market and demand for our services are principally derived from federal requirements and include funding estimates for 17 federal agencies (including defense activities). With the creation of the Department of Homeland Security, we devote our considerable experience in security research and technologies to compete for resulting business. We are pursuing multiple opportunities for securing transportation systems, including enhanced security at ports of entry, improved security of offshore transport systems and improved intelligence and data mining for early threat identification.

The Defense business unit applies our comprehensive skills to create cost-effective solutions to operational challenges, drawing resources from all of our business units. Such integration is essential to successfully compete in existing and emerging markets. Virtually all Defense work is performed on a cost-plus-fee basis.

Energy & Environment

Our Energy & Environment business unit provides services to the U.S. Department of Energy, which is responsible for maintaining the nation’s nuclear weapons stockpile and performing environmental cleanup and remediation. The business unit also provides the U.S. government with construction, contract management, supply-chain management, quality assurance, administrative and environmental cleanup and restoration services. Energy & Environment provides safety management consulting and waste and environmental technology and engineered products, including radioactive waste containers and technical support services. The Westinghouse Businesses comprise a significant portion of our Energy & Environment business unit. Almost all of this business unit’s revenues are from contracts funded by the federal government, with the Department of Energy accounting for about 97% of its revenues.

The Energy & Environment business unit also provides products and services to commercial clients, including the design and manufacture of engineered canisters to ship and store spent nuclear fuel, safety planning, integrated safety management consulting, facility operation, hazardous material management and licensing.

The Energy & Environment business unit primarily serves the U.S. Department of Energy in the environmental management market segment, while also serving the National Nuclear Security Agency by managing nuclear operations and the Department of Defense in selected engineering, design, construction, environmental cleanup and remediation projects. There are currently three market units within Energy &

Environment: Management Services, Projects and Consulting Services. We are positioning a fourth market unit, International, to provide the services of the existing three market units for international customers.

•                  Management Services. The Management Services market unit focuses on Department of Energy site management and support contracts, under which key personnel are supplied to effectively manage existing site operations, infrastructure and human resources. Our current emphasis is managing complex, high-hazard facilities and operations using our experience in technology, commercial nuclear operations, safety and operations in a regulatory environment.

Management Services has long-term management contracts with the Department of Energy. We serve two major programs within the Department of Energy, Environmental Management and the National Nuclear Security Agency. The Environmental Management program consists of the environmental cleanup activities (radioactive and hazardous waste) resulting from the U.S. government’s nuclear weapons production. The National Nuclear Security Agency consists of the Department of Energy’s defense programs and weapons production activities at national laboratories and production facilities including the Savannah River Site. We also perform work indirectly for the Department of Energy as subcontractors to their prime contractors.

Our key existing contracts include the Savannah River Site in South Carolina, the West Valley Nuclear Services Site in New York and the Waste Isolation Pilot Project in New Mexico.

•                  Projects. The Projects market unit provides life-cycle services to the Department of Energy and its prime contractors, as well as to other U.S. government agencies. We utilize our skills in environmental remediation, design of complex high-hazard facilities and construction capability to service this market. The Projects market unit provides nuclear and high-hazard facility engineering, procurement and construction; nuclear and high-hazard facility deactivation, decommissioning, decontamination and dismantlement; and environmental characterization, design and remediation. The Projects market also includes mid-level design, construction and environmental projects for the Department of Defense.

The Projects market unit offers a broad portfolio of services and technologies to the Department of Energy, the Department of Defense and the Environmental Protection Agency, with five distinct clients within the agencies. In the Department of Energy, we serve Environmental Management and the National Nuclear Security Agency. In the Department of Defense, our customers include the U.S. Air Force Center for Environmental Excellence, the USACOE and the U.S. Navy Facilities Engineering Command. We believe these customers will need assistance with work in Iraq.

•                  Consulting Services. Consulting Services provides services to most Department of Energy sites. These services are also sold to other governmental agencies or commercial clients. The core products and services include safety analysis, regulatory services, criticality and radiological engineering, safeguards and security management and environmental services. We self-perform for our sites, support other sites and are equipped to provide services throughout the life cycle of a project.

Consulting Services is primarily concentrated in the Washington Safety Management Solutions LLC and has been growing at a rapid pace. Washington Safety Management Solutions LLC takes the expertise developed through our experience in the Department of Energy Management Services business and develops programs that are utilized at other Department of Energy and governmental sites and with commercial clients. The Department of Energy facilities are our principal customers.

•                  International. The International market unit addresses new markets for our core services in the United Kingdom, Canada, Europe and Russia. We believe these countries will eventually seek such services to address their environmental legacies. In addition, Russia currently is required to have a program parallel to the United States’ mixed oxide program for disposition of Russia’s weapons-grade plutonium.  We believe we are well-positioned to compete for this work given our experience and the scope of our projects in the hazardous environmental management field in the United States.

For financial information about each of our business units, geographic areas in which we operate, and additional disclosures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Business Unit Results” in Item 7 of this report and Note 12, “Operating Segment, Geographic and Customer Information” of the Notes to Consolidated Financial Statements in Item 8 of this report.

MATERIAL CUSTOMERS

During 2003, 10% or more of our total consolidated revenue was derived from contracts and subcontracts performed by the Power, Infrastructure, Industrial/Process, Defense and Energy & Environment business units for the following customers:

Percent of Consolidated Revenue
Department of Defense	24%
Department of Energy	14%

Although we presently have good relationships with the Department of Defense and the Department of Energy, the loss of these customers, or significant reductions in government funding, could have a material adverse effect primarily on our Defense and Energy & Environment business units and our company as a whole. See Risk Factors, “Economic downturns and reductions in government funding could have a negative impact on our business,” later in Item 1 of this report.

GOVERNMENT CONTRACTS AND BACKLOG

Government funded contracts are, and are expected to continue to be, a significant part of our business. We derived 42% of our consolidated operating revenues in 2003 from contracts with the U.S. government. Allowable costs under U.S. government contracts are subject to audit by the government. To the extent that these audits result in determinations that costs claimed as reimbursable are not allowable costs or were not allocated in accordance with federal regulations, we could be required to reimburse the government for amounts previously received. We also have a number of U.S. government contracts that extend beyond one year and for which government funding has not yet been approved. All U.S. government contracts and some foreign contracts are subject to unilateral termination at the convenience of the customer.

Backlog represents the total value of all awarded contracts that have not been completed and will be recognized as revenues or as equity in income of unconsolidated affiliates over the life of the project or over the construction period. Backlog includes our proportionate share of construction joint venture contracts and the uncompleted portions of mining service contracts and ventures for the next five years. Backlog for government contracts includes only two years’ worth of the portions of such contracts that are currently funded or that we are highly confident will be funded. We have indefinite delivery contracts that are signed contracts under which we perform work only when the client issues specific task orders. The terms of these contracts include a maximum contract value and a specified time period that may include renewal option periods at the client’s discretion. While we believe that we will continue to receive work over the entire term, because of the uncertainty of the renewals and our dependence on the issuance of individual task orders for new projects, we cannot be assured that we will ultimately realize the maximum contract value for any particular contract. Only those task orders that are signed and funded are included in backlog. The reported backlog excludes approximately $713 million of government contracts in progress for work to be performed beyond December 2005.

Backlog at January 2, 2004 totaled $3.3 billion compared with backlog of $2.8 billion at January 3, 2003. Approximately $1.4 billion of the backlog at January 2, 2004 was comprised of U.S. government contracts that are subject to termination by the government, $0.7 billion of which had not yet been funded. Historically, we have not experienced significant reductions in funding of U.S. government contracts once they have been awarded.

Terminations for the convenience of the government generally provide for recovery of contract costs and related earnings. Approximately $1.9 billion, or 56%, of backlog at January 2, 2004 is expected to be recognized as contract revenue or as equity in income of unconsolidated affiliates in 2004.

Although backlog reflects business that we consider to be firm, cancellations or scope adjustments may occur. We have adjusted backlog to reflect project cancellations, deferrals and revisions in scope and cost (both upward and downward) known at the reporting date; however, future contract modifications or cancellations may increase or reduce backlog and future revenues.

Composition of backlog (In millions)	January 2, 2004		January 3, 2003
Cost-type and target-price contracts	$1,916.5	58%	$1,553.1	56%
Fixed-price and fixed-unit-price contracts	1,406.0	42%	1,202.0	44%
Total backlog	$3,322.5	100%	$2,755.1	100%

COMPETITION

We are engaged in highly competitive businesses in which customer contracts are typically awarded through competitive bidding processes. We compete based primarily on price, reputation and reliability with other general and specialty contractors, both foreign and domestic,  including large international contractors and small local contractors. Success or failure in our lines of business is, in large measure, based upon the ability to compete successfully for contracts and to provide the engineering, planning, procurement, construction, operations and project management and project financing skills required to complete them in a timely and cost-efficient manner. Some competitors have greater financial and other resources than we do, which, in some instances, could give them a competitive advantage over us.

EMPLOYEES

Our total global employment varies widely with the volume, type and scope of operations under way at any given time. At January 2, 2004, we employed approximately 26,000 employees. Approximately 13% of our employees are covered either by one of our regional labor agreements, which expire between May 2004 and January 2008, or by specific project labor agreements, each of which expires upon completion of the relevant project.

RAW MATERIALS

We can purchase most of the raw materials and components necessary to operate our businesses from numerous sources. We do not anticipate any unavailability of raw materials or components that would have a material adverse effect on our businesses in the foreseeable future.

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

RISK FACTORS

We are subject to a number of risks, including those enumerated below. Any or all of these risks could have a material adverse effect on our business, financial condition, results of operations and cash flows and on the market price of our common stock. See also “Note Regarding Forward-looking Information.”

The documents governing our indebtedness restrict our ability and the ability of some of our subsidiaries to engage in some business transactions.

On October 9, 2003, we obtained a new senior secured revolving credit facility (the “New Credit Facility”), which provides for up to $350 million of loans and other financial accommodations. The credit agreement governing the New Credit Facility restricts or places certain limits on our ability and the ability of some of our subsidiaries to, among other things:

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

•                  merge or consolidate with, or acquire substantially all of the stock or assets of, other companies;

•                  transfer or sell assets; and

•                  engage in sale-leaseback transactions.

The New Credit Facility contains covenants that are typical for credit facilities of its size, type and tenor, such as requirements that we meet specified financial ratios and financial condition tests. Our ability to borrow under the New Credit Facility otherwise depends upon satisfaction of these covenants. Our ability to meet these covenants and requirements may be affected by events beyond our control.

Our failure to comply with obligations under the New Credit Facility could result in an event of default under the facility. A default, if not cured or waived, could permit acceleration of any outstanding indebtedness. We cannot be certain that we will be able to remedy any default. If our indebtedness is accelerated, we cannot be certain that we will have funds available to pay the accelerated indebtedness or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all.

We are engaged in highly competitive businesses and must typically bid against competitors to obtain engineering, construction and service contracts.

We are engaged in highly competitive businesses in which customer contracts are typically awarded through competitive bidding processes. We compete with other general and specialty contractors, both foreign and domestic, including large international contractors and small local contractors. Some competitors have greater financial and other resources than we do, which, in some instances, could give them a competitive advantage over us.

Strikes, work stoppages and other similar events, as well as resulting increases in operating costs, would have a negative impact on our operations and results.

We are party to several regional labor agreements that expire between May 2004 and January 2008, as well as project-specific labor agreements that commit us to use union building trades on certain projects. If the industry were unable to negotiate with any of the unions, it could result in strikes, work stoppages or increased operating costs as a result of higher than anticipated wages or benefits. If the unionized workers engage in a strike or other work stoppage, or other employees become unionized, we could experience a disruption of our operations and higher ongoing labor costs, which could adversely affect portions of our businesses and our financial position, results of operations and cash flows. See “Employees” earlier in Part I of this report.

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

Demand for the services offered by us has been, and is expected to continue to be, subject to significant fluctuations due to a variety of factors beyond our control, including economic conditions. During economic downturns, the ability of both private and governmental entities to make expenditures may decline significantly. We cannot be certain that economic or political conditions will be generally favorable or that there will not be significant fluctuations adversely affecting our industry as a whole or key markets targeted by us. In addition, our operations are, in part, dependent upon government funding. Significant changes in the level of government funding could have an unfavorable impact on our business, financial position, results of operations and cash flows.

Our fixed-price contracts subject us to the risk of increased project costs.

Our fixed-price contracts involve risks relating to our inability to receive additional compensation in the event the costs of performing those contracts prove to be greater than anticipated. Our cost of performing the contracts may be greater than anticipated due to uncertainties inherent in estimating contract completion costs, contract modifications by customers resulting in claims, failure of subcontractors and joint venture partners to perform and other unforeseen events and conditions. At January 2, 2004, approximately 42%, or $1.4 billion, of our backlog represented fixed-price and fixed-unit-price contracts. Any one or more of these risks could result in reduced profits or increased losses on a particular contract or contracts.

The U.S. government can audit and disallow claims for compensation under our government contracts, and can terminate those contracts without cause.

Government contracts, primarily with the U.S. Departments of Energy and Defense, are, and are expected to continue to be, a significant part of our business. We derived approximately 42% of our consolidated revenues in

2003 from contracts funded by the U.S. government. Allowable costs under government contracts are subject to audit by the U.S. government. To the extent that these audits result in determinations that costs claimed as reimbursable are not allowable costs or were not allocated in accordance with federal government regulations, we could be required to reimburse the U.S. government for amounts previously received. In addition, if we were to lose and not replace our revenues generated by one or more of the U.S. government contracts, our businesses, financial condition, results of operations and cash flows could be adversely affected.

We have a number of contracts and subcontracts with agencies of the U.S. government, principally for environmental remediation, restoration and operations work, which extend beyond one year and for which government funding has not yet been approved. We cannot be certain that funding will be approved. All contracts with agencies of the U.S. government and some commercial and foreign contracts are subject to unilateral termination at the convenience of the customer. In the event of a termination, we would not receive projected revenues or profits associated with the terminated portion of those contracts.

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

Our dependence on one or a few customers could adversely affect us.

One or a few clients have in the past and may in the future contribute a significant portion of our consolidated revenues in any one year or over a period of several consecutive years. In 2003, approximately 24% of our revenues were from the U.S. Department of Defense and approximately 14% of our revenues were from the U.S. Department of Energy. As our backlog frequently reflects multiple projects for individual clients, one major customer may comprise a significant percentage of our backlog at any point in time. For example, the U.S. Department of Defense, with which we have 15 contracts, represented an aggregate of 27% of our backlog at January 2, 2004, and the U.S. Department of Energy, with which we have 77 contracts, represented an aggregate of 12% of our backlog at January 2, 2004. Backlog from the U.S. government or U.S. government-owned entities accounted for 42% of backlog at January 2, 2004.

Because these significant customers generally contract with us for specific projects, we may lose these customers from year to year as their projects with us are completed. If we do not replace them with other customers or other projects, our business could be materially adversely affected.

Additionally, we have long-standing relationships with many of our significant customers. Our contracts with these customers, however, are on a project-by-project basis, and the customers may unilaterally reduce or discontinue their purchases at any time. The loss of business from any one of such customers could have a material adverse effect on our business or results of operations.

Our backlog is subject to unexpected adjustments and cancellations and is, therefore, an uncertain indicator of our future earnings.

As of January 2, 2004, our backlog was approximately $3.3 billion. We cannot assure that the revenues projected in our backlog will be realized or, if realized, will result in profits. Projects may remain in our backlog for an extended period of time prior to project execution and, once project execution begins, it may occur unevenly over the current and multiple future periods. In addition, project terminations, suspensions or reductions in scope may occur from time to time with respect to contracts reflected in our backlog. Such backlog reductions would adversely affect the revenue and profit we actually receive from contracts reflected in our backlog. Future project cancellations and scope adjustments could further reduce the dollar amount of our backlog and the revenues and profits that we actually earn.

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

Our dependence on subcontractors and equipment manufacturers could adversely affect us.

We rely on third-party subcontractors as well as third-party equipment manufacturers to complete our projects. To the extent that we cannot engage subcontractors or acquire equipment or materials, our ability to complete a project in a timely fashion or at a profit may be impaired. If the amount we are required to pay for these goods and services exceeds the amount we have estimated in bidding for fixed-price, fixed-unit-price or target-price contracts, we could experience losses in the performance of these contracts. In addition, if a subcontractor or a manufacturer is unable to deliver its services, equipment or materials according to the negotiated terms for any reason, including the deterioration of its financial condition, we may be required to purchase the services, equipment or materials from another source at a higher price. This may reduce the profit to be realized or result in a loss on a project for which the services, equipment or materials were needed.

If we guarantee to a customer the timely completion or performance standards of a project, we could incur additional costs to meet our guarantee obligations.

In certain instances, including in some of our fixed-price contracts, we guarantee a customer that we will complete a project by a scheduled date. We sometimes also provide that the project, when completed, will achieve certain performance standards. If we subsequently fail to complete the project as scheduled, or if the project subsequently fails to meet the guaranteed performance standards, we may be held responsible for cost impacts to the client resulting from any delay or the costs to cause the project to achieve the performance standards. In most cases where we fail to meet contract-defined performance standards, we may be subject to agreed-upon liquidated damages. To the extent that these events occur, the total costs for the project would exceed our original estimates, and we could experience reduced profits, or in some cases, a loss for that project.

Our international operations involve special risks.

We pursue project opportunities internationally through foreign and domestic subsidiaries as well as through agreements with domestic and foreign joint venture partners. Our international operations accounted for approximately 10% of our revenues in 2003. Our foreign operations are subject to special risks, including:

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

Our international operations may require our employees or subcontractors to travel to high security risk countries, which may result in employee injury, repatriation costs or other unforeseen costs.

As a global provider of engineering, construction and management services, we dispatch employees and subcontractors to various countries around the world. A country may represent a high security risk because of its political, social or economic upheaval such as war, civil unrest or ongoing acts of terrorism. Senior level employees and other key employees and subcontractors have been, and may continue to be, deployed to provide services in high security risk countries. As a result, it is possible that our employees or subcontractors may suffer injury or death, repatriation problems or other unforeseen costs and risks in the course of their international projects, which could negatively impact our operations.

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

We could be subject to liability under environmental laws and regulations.

We are subject to a variety of environmental, health and safety laws and regulations governing, among other things, discharges to air and water, the handling, storage and disposal of hazardous or solid waste materials and the remediation of contamination associated with releases of hazardous substances. These laws and regulations and the risk of attendant litigation can cause significant delays to a project and add significantly to its cost. Violations of these environmental, health and safety laws and regulations could subject us and our management to civil and criminal penalties and other liabilities. These laws and regulations may become more stringent, or be more stringently enforced, in the future.

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

Expiration of the Price-Anderson Act’s indemnification authority could have adverse consequences on our Power and Energy & Environment business units.

Our Power and Energy & Environment business units provide engineering, construction and operations and maintenance services in the nuclear power market, and approximately 15% of our backlog is derived from nuclear services. The Price-Anderson Act promotes and regulates the nuclear power industry in the United States. It comprehensively regulates the manufacture, use and storage of radioactive materials, and promotes the nuclear power industry by offering broad indemnification to nuclear power plant operators and certain Department of Energy contractors like us. While the Price-Anderson Act’s indemnification provisions are broad, it has not been determined whether they apply to all liabilities that might be incurred by a radioactive materials cleanup contractor. The Price-Anderson Act’s provisions with respect to indemnification of Department of Energy contractors under newly signed contracts will expire on December 31, 2004. Congress has extended the expiration date of the Act in the past, and it is expected that it will extend the expiration date in the future beyond December 31, 2004. Our business units could be adversely affected if the Price-Anderson Act is not extended beyond December 31, 2004 due to either the unwillingness of plant operators to retain us or our inability to obtain adequate indemnification and insurance because of the unavailability of the protections of the Price-Anderson Act.

Actual results could differ from the estimates and assumptions used to prepare our financial statements.

In order to prepare financial statements in conformity with generally accepted accounting principles, our management is required to make estimates and assumptions as of the date of the financial statements. These estimates and assumptions affect the reported values of assets, liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. Areas requiring significant estimates by our management include:

•                  determination of new work awards and backlog;

•                  recognition of contract revenue, costs, profit or losses in applying the principles of percentage-of-completion accounting;

•                  recognition of recoveries under contract change orders or claims;

•                  collectibility of billed and unbilled accounts receivable and the need and amount of any allowance for doubtful accounts;

•                  the amount of reserves necessary for self-insured risks;

•                  the determination of liabilities under pension and other post-retirement benefit programs;

•                  estimated amounts for expected project losses, reclamation costs, warranty costs or other contract closing costs;

•                  recoverability of goodwill;

•                  provisions for income taxes and any related valuation allowances; and

•                  accruals for other estimated liabilities, including litigation reserves.

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

Goodwill is included on our balance sheet and is a significant asset, totaling $360 million at January 2, 2004. If our goodwill were to be significantly impaired, we would be required to write-off the impaired amount. The write-off would negatively impact our earnings; however, it would not impact our cash flows. See Note 1, “Significant Accounting Policies” of the Notes to Consolidated Financial Statements in Item 8 of this report.

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

On January 25, 2002, the date on which we emerged from bankruptcy protection pursuant to our Plan of Reorganization, we issued 5,000,000 shares of our common stock and warrants to acquire an additional 8,520,424 shares of our common stock to a disbursing agent for the benefit of unsecured creditors in our bankruptcy. As of February 20, 2004, 1,737,294 shares of our common stock had been distributed to various unsecured creditors. Pending the distribution of the remaining shares to the unsecured creditors, the disbursing agreement requires the disbursing agent to vote the shares held by the disbursing agent as recommended by our board of directors, unless the reorganization plan committee established in connection with our bankruptcy directs it to vote the shares in proportion to the votes cast and abstentions claimed by all other stockholders eligible to vote on the particular matter.

Since March 6, 2003, our common stock has been quoted on the NASDAQ National Market®. As a result, Section 203 of the Delaware General Corporation Law is applicable to us and generally limits the ability of major stockholders to engage in specified transactions with us that may be intended to effect a change in control.

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

ITEM 2.  PROPERTIES

We do not own significant real property for operations. Our principal administrative office facilities located in Boise, Idaho; Cleveland, Ohio; Aiken, South Carolina; Denver, Colorado; Princeton, New Jersey; Birmingham, Alabama; and Arlington, Virginia are leased under long-term, noncancelable leases expiring in 2008, 2006, 2011, 2007, 2007, 2007 and 2007, respectively. As of January 2, 2004, we owned more than 3,200 units of heavy and light mobile construction, environmental remediation and contract mining equipment. We consider our construction, environmental remediation and mining equipment and leased administrative and engineering facilities to be well maintained and suitable for our current operations.

As of January 2, 2004, our principal facilities were as follows:

Property location	Facility Sq. Ft.	Owned/Leased	Segment/ Business Unit*	Usage

Aiken, SC	96,250	Leased	6,5	Business unit headquarters/ engineering
Arlington, VA	25,009	Leased	2,5,6,7	Business unit headquarters/regional office
Bellevue, WA	16,991	Leased	2,4	Area office
Birmingham, AL	140,635	Leased	4,8	Regional office
Boise, ID	50,511	Leased	7	Records/retention center
Boise, ID	184,453	Leased	1,2,4,6,7	Corporate/business unit headquarters
Boothwyn, PA	14,400	Leased	4	Office
Bucharest, Romania	48,438	Leased	5,8	Engineering
Carlsbad, NM	222,306	Leased	6	Office/warehouse/container fabrication
Cleveland, OH	88,775	Leased	4,5,8	Business unit headquarters/engineering
Denver, CO	215,903	Leased	1,2,3,4,5,6,7,8	Corporate/business unit headquarters/

Downers Grove, IL	13,888	Leased	1,4	Office/engineering
Ewa, HI	215,099	Leased	2	Land
Hato Rey, Puerto Rico	16,100	Leased	4	Office/engineering
Highland, CA	17,400	Owned	2	Regional office/equipment yard
Holmbrook, England	10,632	Leased	4	Area office
Irvine, CA	10,630	Leased	2,4	Area office/engineering
Joliet, IL	52,560	Leased	2	Storage yard/warehouse
Las Vegas, NV	217,800	Leased	2	Storage yards

Property location	Facility Sq. Ft.	Owned/Leased	Segment/ Business Unit*	Usage
Monmouth Junction, NJ	10,000	Leased	1	Office/warehouse
New York, NY	28,331	Leased	1,2	Area office
Petaluma, CA	43,800	Owned	2	Office/precast concrete fabrication
Pine Bluff, AR	114,052	Leased	6	Warehouse
Ploiesti, Romania	48,437	Leased	5,8	Engineering
Princeton, NJ	368,245	Leased	1,2,4,6,8	Business unit headquarters/regional offices/engineering
San Ramon, CA	15,684	Leased	2	Regional office
St. Louis, MO	7,500	Leased	4	Regional office/engineering
Warrington, England	51,836	Leased	4	Office
West Valley, NY	41,329	Leased	6	Office

* Segment/business unit:

1 – Power
2 – Infrastructure
3 – Mining
4 – Industrial/Process
5 – Defense
6 – Energy & Environment
7 – Corporate
8 – Operations centers used by all business units

ITEM 3.  LEGAL PROCEEDINGS

We are a defendant in various lawsuits resulting from allegations that third parties sustained injuries and damage from the inhalation of asbestos fibers contained in materials used in construction projects. In addition, based on proofs of claims filed with the court during the pendency of our bankruptcy proceedings, we are aware of other potential asbestos claims against us. We never were a manufacturer of asbestos or products which contain asbestos. Asbestos-related lawsuits against us result from allegations that third parties sustained injuries and damage from the inhalation of asbestos fibers contained in materials used in construction projects and that we allegedly were negligent, the typical negligence claim being that we had a duty but failed to warn the plaintiff or claimant of, or failed to protect the plaintiff or claimant from, the dangers of asbestos. We believe that we have substantial third party insurance coverage for most, but not all, of these existing and potential claims and remaining amounts will not have a material adverse impact on our financial position, results of operations or cash flows.

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

We also incorporate by reference the information regarding legal proceedings set forth under the caption “Other” in Note 13, “Contingencies and Commitments” of the Notes to Consolidated Financial Statements in Item 8 of this report.

Our reorganization case is “In re Washington Group International, Inc. and Related Cases, Docket No. BK-N 01-31627-GWZ, in the U.S. Bankruptcy Court for the District of Nevada.

The litigation related to the Old MK 401(k) Plan discussed under the caption “Other” in Note 13, “Contingencies and Commitments” of the Notes to Consolidated Financial Statements in Item 8 of this report refers to John B. Blyler, et al., v. William J. Agee, et al., Case No. CIV97-0332-S-BLW, in the U.S. District Court for the District of Idaho.

The litigation brought by the Authority of the City of New York discussed under the caption “Other” in Note 13, “Contingencies and Commitments” of the Notes to Consolidated Financial Statements in Item 8 of this report refers to Trataros Construction, Inc. et al. v. The New York City School Construction Authority et al., Index No. 20213/01, in the Supreme Court of the State of New York, County of Kings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We submitted no matters to a vote of our stockholders during the fourth quarter of 2003.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market information

On January 25, 2002, the date on which we emerged from bankruptcy protection pursuant to our Plan of Reorganization, all of our then-existing equity securities, including our common stock, were canceled and extinguished, and 25,000,000 shares of New Common Stock were issued.

From its issuance on January 25, 2002 until March 6, 2003, our New Common Stock traded in the over-the-counter market. The price of our New Common Stock was quoted by the Pink Sheets® quotation service under the ticker symbol “WNGXQ” until July 30, 2002 when the OTC Bulletin Board® began quotation of our common stock under the ticker symbol “WGII.” Our New Common Stock began trading on the NASDAQ National Market® under the ticker symbol “WGII” on March 6, 2003.

At the close of business on February 20, 2004, we had 25,153,665 shares of common stock issued and outstanding; 5,000,000 of these shares were allocated to the unsecured creditor pool as part of the Plan of Reorganization, 1,737,294 shares have been distributed to various unsecured creditors, and the remaining 3,262,706 shares will be distributed as the claim pool is resolved. As part of the Plan of Reorganization, 8,520,424 stock purchase warrants were issued and awarded to the unsecured creditor pool. At the close of business on February 20, 2004, 2,960,496 warrants had been distributed to various unsecured creditors, and the remaining 5,559,928 warrants will be distributed as the claim pool is resolved.

The following tables set forth the high and low prices per share of our New Common Stock for each quarterly period in 2003 and 2002.

Common stock market prices

2003 quarters ended	April 4 2003 (1)	July 4 2003 (2)	October 3 2003 (2)	January 2 2004 (2)
High	$17.75	$23.15	$27.95	$34.33
Low	14.35	17.38	21.59	26.85

2002 quarters ended	March 29 2002 (3)	June 28 2002 (3)	September 27 2002 (4)	January 3 2003 (5)
High	$24.00	$24.00	$22.00	$17.00
Low	17.20	19.00	13.00	12.20

(1)          Our common stock began trading on the NASDAQ National Market® on March 6, 2003. Previously, our stock was reported by the OTC Bulletin Board®. The high common stock price for this quarter was reported by the NASDAQ National Market®. The low common stock price for this quarter was reported by the OTC Bulletin Board®. The over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

(2)          The high and low prices are the high and low bid prices per share of our common stock, as reported by the NASDAQ National Market®.

(3)          Prices are high and low over-the-counter bid prices per share of our common stock, as reported by the Pink Sheets® quotation service. The over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

(4)          The high price is the high over-the-counter Pink Sheets® quotation service composite bid price per share of our common stock, and the low price is the low over-the-counter bid price per share of our common stock, as reported by the OTC Bulletin Board®. The over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

(5)          The high and low prices are the high and low over-the-counter bid prices per share of our common stock, as reported by the OTC Bulletin Board®. The over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders

The number of holders of our voting common stock at January 2, 2004 was approximately 499. This number does not include all beneficial owners of our common stock held in the name of a nominee.

Dividends

We have not paid a cash dividend since the first quarter of fiscal 1994 and do not intend to pay cash dividends in the near term.  Our credit facility has specified restrictions on dividend payments. For a more detailed discussion, see Note 8, “Credit Facilities” of the Notes to Consolidated Financial Statements in Item 8 of this report.

Recent Sales of Unregistered Equity Securities

We did not sell any unregistered equity securities during 2003.

ITEM 6.  SELECTED FINANCIAL DATA

(In millions, except per share data)

As of February 1, 2002, in connection with our emergence from bankruptcy protection, we adopted fresh-start reporting pursuant to the guidance provided by the American Institute of Certified Public Accountants Statement of Position (“SOP”) 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. In connection with the adoption of fresh-start reporting, we created a new entity for financial reporting purposes. The effective date of our emergence from bankruptcy is considered to be the close of business on February 1, 2002 for financial reporting purposes. In the tables below, the periods presented through February 1, 2002 have been designated “Predecessor Company” and the periods subsequent to February 1, 2002 have been designated “Successor Company.”

Effective December 29, 2001, we changed our fiscal year to the 52/53 weeks ending on the Friday closest to December 31 from the 52/53 weeks ending on the Friday closest to November 30.

	Successor Company		Predecessor Company
OPERATIONS SUMMARY	Year Ended January 2, 2004	Eleven Months Ended January 3, 2003	One Month Ended February 1, 2002		One Month Ended December 28, 2001		Year Ended November 30, 2001		Year Ended December 1, 2000 (a)		Year Ended December 3, 1999 (b)
Revenue	$2,501.2	$3,311.6	$349.9		$308.3		$4,041.6		$3,090.8		$2,292.0
Gross profit (loss)	176.3	149.0	11.1		.2		97.7		(94.7)	(c)	111.7
Equity in income of unconsolidated affiliates	25.5	27.4	3.1		1.3		17.9		13.1		12.4
Operating income (loss)	150.5	131.7	9.4		(31.8)		18.3		(1,351.5)	(d)	85.5
Extraordinary item –gain on debt discharge	—	—	567.2	(e)	—		—		—		—
Net income (loss)	42.1	37.7	522.2		(26.0)		(85.0)		(859.4)		48.3
Income per common share:
Basic	1.68	1.51	—	(f)	—	(f)	—	(f)	—	(f)	—	(f)
Diluted	1.66	1.51	—	(f)	—	(f)	—	(f)	—	(f)	—	(f)
Shares used to compute income per common share:
Basic	25.0	25.0	—	(f)	—	(f)	—	(f)	—	(f)	—	(f)
Diluted	25.3	25.0	—	(f)	—	(f)	—	(f)	—	(f)	—	(f)
FINANCIAL POSITION SUMMARY AT END OF PERIOD
Current assets	$789.0	$731.1	$1,072.4		$1,191.8		$1,203.0		$1,581.3		$595.7
Total assets	1,410.5	1,415.4	1,783.4		2,133.9		2,140.4		2,656.0		1,267.0
Current liabilities	538.4	595.1	973.2		621.7		627.1		1,969.6		437.9
Liabilities subject to compromise	—	—	—		1,950.3		1,928.2		—		—
Long-term debt	—	—	40.0		—		—		692.9		100.0
Minority interests	48.5	56.1	78.0		75.8		76.5		79.7		103.1
Stockholders’ equity (deficit)	660.9	596.8	550.0		(576.9)		(551.5)		(464.9)		403.1

(a)          On July 7, 2000, we acquired RE&C in a transaction accounted for as a purchase; accordingly, the results of operations of RE&C have been included in our operations from the date of the acquisition. See Items 1 and 7 of this report and Note 3, “Acquisition, Reorganization Case and Fresh-start Reporting” of the Notes to Consolidated Financial Statements in Item 8 of this report.

(b)         On March 22, 1999, we acquired a majority economic interest in the government and environmental services businesses of CBS Corporation (now Viacom, Inc.) in a transaction accounted for as a purchase; accordingly, the results of operations of the acquired businesses have been included in our operations from the date of the acquisition.

(c)          Gross loss during the year ended December 1, 2000 includes $141.0 of adjustments to the allocation of the RE&C purchase price to the net assets acquired for items that we believe were additional misstatements, based on subsequent information we obtained, but that were not included in an arbitration claim against the Sellers, including adjustments to estimates at completion on contracts and increases in self-insurance reserves.

(d)         Operating loss during the year ended December 1, 2000 includes adjustments for items discussed in (c) and a $444.1 impairment of an arbitration claim receivable from the Sellers. In addition, we analyzed for impairment the assets acquired in the acquisition of RE&C, including goodwill. Based upon the results of our analysis, we recorded an impairment of $747.5 of acquired assets.

(e)          Extraordinary item consists of the gain on debt discharge of $1,460.7, less the value of New Common Stock and warrants issued of $550.0, net of income tax of $343.5, upon emergence from bankruptcy. See Note 3, “Acquisition, Reorganization Case and Fresh-start Reporting” of the Notes to Consolidated Financial Statements in Item 8 of this report.

(f)            Net income per share is not presented for these periods as it is not meaningful because of the revised capital structure of the Successor Company.

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto in Item 8 of this report. The following analysis contains forward-looking statements about our future revenues, operating results and expectations. See “Note Regarding Forward-Looking Statements” for a discussion of the risks and uncertainties affecting these statements and “Risk Factors” in Item 1 of this report.

References in our management’s discussion and analysis to 2003 are for the year ended January 2, 2004. References to 2002 are for the one month ended February 1, 2002, which preceded our emergence from bankruptcy protection, combined with the post-emergence eleven months ended January 3, 2003. References to 2001 are for the year ended November 30, 2001.

OVERVIEW

We are an international provider of a broad range of design, engineering, construction, construction management, facilities and operations management, environmental remediation and mining services. We offer our various services separately or as part of an integrated package throughout the life cycle of a customer’s project. We serve our clients through six business units: Power, Infrastructure, Mining, Industrial/Process, Defense and Energy & Environment.

We are subject to numerous factors, which have an impact on our ability to obtain new work. The Power business unit is dependent on the domestic demand for new power generating facilities and the modification of existing power facilities. Infrastructure is affected by the availability of public sector funding for transportation projects and availability of bonding. Mining is affected by demand for coal and other extractive resources. The Industrial/Process business unit is affected in general by the growth prospects in the U.S. economy and more directly by the capital spending plans of its large customer base. Finally, the Defense and Energy & Environment business units are almost entirely dependent on the spending levels of the U.S. government, in particular, the Departments of Energy and Defense.

CRITICAL ACCOUNTING POLICIES AND RELATED CRITICAL ACCOUNTING ESTIMATES

Our accounting and financial reporting policies are in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet date, and the reported amounts of revenue and expenses during the reporting period. Although our significant accounting policies are described in Note 1, “Significant Accounting Policies” of the Notes to Consolidated Financial Statements in Item 8 of this report, the following discussion is intended to describe those accounting policies most critical to the preparation of our consolidated financial statements. The development and selection of the critical accounting policies, related critical accounting estimates and the disclosure below have been reviewed with the audit review committee of our board of directors.

Revenue recognition.We follow the provisions of SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. We recognize revenue on engineering and construction-type contracts using the percentage-of-completion method of accounting whereby revenue is recognized as performance under the contract progresses. For most of our fixed-price and target-price contracts, we use a cost-to-cost approach to measure progress towards completion. Under the cost-to-cost method, we make periodic estimates of our progress towards completion by comparing costs incurred to date with total estimated contract costs. Revenue is then calculated on a cumulative basis (project-to-date) as the total contract value multiplied by the current percentage complete. Revenue for a reporting period is calculated as the cumulative project-to-date revenue less project revenue recognized in prior periods. However, we defer profit recognition on fixed-price and certain target-priced construction contracts until progress is sufficient to estimate the probable outcome, which generally does not occur until the project is at least 20% complete. Fixed-price contracts accounted for 30% of our total revenue for the year ended January 2, 2004.

For contracts that include significant materials or equipment costs, we use an efforts expended method to measure progress towards completion based on labor hours, labor dollars or some other measurement of physical completion. For certain long-term contracts involving mining and environmental and hazardous substance remediation, progress towards completion is measured using the units of production method. Revenues from reimbursable or cost-plus contracts are recognized on the basis of costs incurred during the period plus the fee earned. Service-related contracts, including operations and maintenance contracts, are accounted for over the period of performance, in proportion to the costs of performance, evenly over the period or over units of production. Award fees associated with U.S. government contracts are initially estimated and recognized based on prior historical performance until the client has confirmed the final award fee. Performance-based incentive fees are included in contract value when a basis exists for the reasonable prediction of performance in relation to established targets. When a basis for reasonable prediction does not exist, performance-based incentive fees are recognized when actually awarded by the client.

Revenue recognition for construction and engineering contracts also depends on whether the contract or project is determined to be an “at-risk” or an “agency” relationship between the client and us. Determination of the relationship is based on characteristics of the contract or the relationship with the client. For “at-risk” relationships, the gross revenue and the costs of materials, services, payroll, benefits, non-income tax and other costs are recognized in our statement of operations. For “agency” relationships, where we act as an agent for our client, only fee revenue is recognized, meaning that direct project costs and the related reimbursement from the client are netted.

The use of the percentage-of-completion method for revenue recognition requires the use of various estimates, including among others, the extent of progress towards completion, contract completion costs and contract revenue. Profit margins to be recognized are dependent upon the accuracy of estimated engineering progress, materials quantities, achievement of milestones and other incentives, penalty provisions, labor productivity and other cost estimates. Such estimates are dependent upon various judgments we make with respect to those factors, and some are difficult to accurately determine until the project is significantly underway. Progress is evaluated each reporting period. We recognize adjustments to profitability on contracts utilizing the percentage-of-completion method on a cumulative basis, when such adjustments are identified. We have a history of making reasonably dependable estimates of the extent of progress towards completion, contract revenue and contract completion costs on our long-term engineering and construction contracts. However, due to uncertainties inherent in the estimation process, it is possible that actual completion costs may vary from estimates. In limited circumstances, we may use the completed-contract method for specific contracts for which reasonably dependable estimates cannot be made or for which inherent hazards make the estimates doubtful.

Change orders and claims. Once contract performance is underway, we often experience changes in conditions, client requirements, specifications, designs, materials and expectations regarding the period of performance. The majority of such changes present minimal or no financial risk to us. Generally, a “change order” will be negotiated with our customer to modify the original contract to approve both the scope and price of the change. Occasionally, however, disagreements arise regarding changes, their nature, measurement, timing and other characteristics that impact costs and revenue under the contract. When a change becomes a point of dispute between our customer and us, we then consider it as a claim.

Costs related to change orders and claims are recognized when they are incurred. Change orders are included in total estimated contract revenue when it is probable that the change order will result in a bona fide addition to contract value and can be reliably estimated. Claims are included in total estimated contract revenue, only to the extent that contract costs related to the claim have been incurred, when it is probable that the claim will result in a bona fide addition to contract value and can be reliably estimated. No profit is recognized on claims until final settlement occurs. This can lead to a situation where costs are recognized in one period and revenue is recognized when customer agreement is obtained or claim resolution occurs, which can be in subsequent periods. We recognized $35.2 million, $15.4 million and $31.7 million of claim revenue during 2003, 2002 and 2001, respectively. Substantially all claims were settled and collected during each respective period for which claim revenue was recognized. Additional contract related costs, including subcontractors’ share of claim settlements, of $9.0 million and $2.6 million for 2003 and 2002, respectively, reduced the impact on operating income of the claim settlements disclosed above.

Estimated losses on uncompleted contracts and changes in contract estimates. We record provisions for estimated losses on uncompleted contracts in the period in which such losses are identified. The cumulative effect of revisions to contract revenue and estimated completion costs are recorded in the accounting period in which the amounts become evident and can be reasonably estimated. These revisions include such items as the effects of change orders and claims, warranty claims, liquidated damages or other contractual penalties, adjustments for audit findings on U.S. government contracts and contract closeout settlements. It is possible that there will be future and currently unknown significant adjustments to our estimated contract revenues, costs and gross margins for contracts currently in process, particularly in the later stages of the contracts. These adjustments are common in the construction industry and inherent in the nature of our contracts. These adjustments could, depending on the magnitude of the adjustments and/or the number of contracts being completed, materially, positively or negatively, affect our operating results in an annual or quarterly reporting period.

Goodwill. Effective February 1, 2002, in conjunction with fresh-start reporting, we used the purchase method of accounting to allocate our reorganization value of $550 million to our net assets, based on estimates of fair value, with the excess being recorded as goodwill. As of January 2, 2004, we have $359.9 million of goodwill. Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, goodwill is no longer amortized but is to be tested for impairment at least annually. We regularly evaluate whether events and circumstances have occurred which may indicate a possible impairment of goodwill and perform the annual impairment test for all of our reporting units each October. In conducting the impairment test, we apply various techniques to estimate the fair value of our reporting units. These techniques are inherently subjective, and the resulting values are not necessarily representative of the values we might obtain in a sale of our reporting units to a willing third party. Based on our annual review of the recoverability of goodwill as of October 31, 2003, we determined that our goodwill is not impaired. However, our businesses are cyclical and subject to competitive pressures. Therefore it is possible that the goodwill values of our business units could be adversely impacted in the future by these or other factors and that a significant impairment adjustment, which would reduce earnings and potentially affect debt covenants, could be required in such circumstances.

Litigation claims and contingencies. In the normal course of business, we are subject to a variety of contractual guarantees and litigation. In general, guarantees can relate to project scheduling, project completion, plant performance or meeting required standards of workmanship. Most of our litigation involves us as a defendant in workers’ compensation, personal injury, contract, environmental, environmental exposure, professional liability and other similar lawsuits. We maintain insurance coverage for some aspects of our business and operations. In addition, we have elected to retain a portion of insured losses that may occur through the use of various deductibles, limits and retentions under our insurance programs. This situation may subject us to some future liability for which we are only partially insured, or completely uninsured.

Government funded contracts are, and are expected to continue to be, a significant part of our business. We derived 42% of our consolidated operating revenues in 2003 from contracts with the U.S. government. Allowable costs under U.S. government contracts are subject to audit by the government. To the extent that these audits result in determinations that costs claimed as reimbursable are not allowable costs or were not allocated in accordance with federal regulations, we could be required to reimburse the government for amounts previously received. We also have a number of U.S. government contracts which extend beyond one year and for which government funding has not yet been approved. All U.S. government contracts and some foreign contracts are subject to unilateral termination at the convenience of the customer.

Estimating liabilities and costs associated with such claims, guarantees, litigation and audits and investigations requires judgment and assessment based on professional knowledge and experience of our management and legal counsel. In accordance with SFAS No. 5, Accounting for Contingencies, amounts are recorded as charges to earnings when we determine that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The ultimate resolution of any such exposure may vary from earlier estimates as further facts and circumstances become known. We determine the level of reserves to establish for both insurance related claims that are known and have been asserted against us, as well as for insurance-related claims that are believed to have been incurred based on actuarial analysis, but have not yet been reported to our claims administrators as of the respective balance sheet dates. We include any adjustments to such insurance reserves in our consolidated results of operations.

OTHER SIGNIFICANT ACCOUNTING POLICIES AND TERMS

The following summary of significant accounting policies and terms is presented to provide a better understanding of our industry, our consolidated financial statements and discussion and analysis of our results of operations and financial position and liquidity.

New work. New work represents the monetary value of a contract entered into with a client that is binding on both parties and reflects the revenue, or equity in income of unconsolidated affiliates, expected to be recognized from that contract.

Backlog. Backlog represents the total accumulation of new work awarded less the amount of revenue, or equity in income of unconsolidated affiliates, recognized to date on contracts at a specific point in time. It comprises the total value of awarded contracts that are not complete and the revenue, or equity in income of unconsolidated affiliates, that is expected to be recognized over the remaining life of the projects in process. We believe backlog is a key predictor of future earnings potential. Although backlog reflects business that we consider to be firm, cancellations or reductions may occur and may reduce backlog and future revenues. We have a significant number of clients that consistently extend or add to the scope of existing contracts. We do not include any estimate of this ongoing work in backlog until awarded.

There are three unique aspects of our approach to recording new work and backlog:

•                  Government contracts - Most of our government contracts cover several years. However, funding for the contracts is subject to annual appropriations by Congress. To account for the risk that future amounts may not be appropriated, we only include the most immediate two years of forecast revenue in our backlog. Therefore, as time passes and appropriations occur, additional new work is recorded on existing government contracts. At January 2, 2004, U.S. government funded contracts comprised approximately 42% of our total backlog.

•                  Mining contracts - Mining contracts span varying periods of time up to the life of the resource. For new work and backlog purposes, we limit the amount recorded to five years. Similar to our practices with government contracts, as time passes, we recognize additional new work as commitments for that future work are firmed up. At January 2, 2004, mining contracts comprised approximately 13% of our total backlog.

•                  At-risk and agency contracts - The amount of new work and related backlog recognized depends on whether the contract or project is determined to be an “at-risk” or “agency” relationship between the client and us. For “at-risk” relationships, the expected gross revenue is included in new work and backlog. For relationships where we act as an agent for our client, only the expected net fee revenue is included in new work and backlog. At January 2, 2004, agency contracts comprised approximately 7% of our total backlog.

Joint ventures and equity investments. Joint ventures and equity investments are utilized when contracts are executed jointly through partnerships and joint ventures with unrelated third parties.

•                  Joint ventures. A large part of our work on large construction and engineering projects is performed through unincorporated joint ventures with one or more partners. For those in which we control the joint venture by contract terms or other means, the assets, liabilities and results of operations of the joint venture are fully consolidated in our financial statements, and the minority interests of third parties are separately deducted in our financial statements. For those construction joint ventures in which we do not control the joint venture, we report our pro rata portion of revenue and costs, but the balance sheet reflects only our net investment in the project. Joint ventures that do not involve construction or engineering activities, and we do not control the joint venture, are reported using the equity method of accounting in which we record our portion of the joint venture’s net income (loss) as equity in income (loss) of unconsolidated affiliates and our investment on the balance sheet reflects our original investment, at cost, as adjusted for our equity in the income (loss) of the joint venture.

•                  Partially owned subsidiary companies. For incorporated ventures in which we have a controlling interest, the assets, liabilities and results of operations of the subsidiary company are fully consolidated in our financial statements, and the minority interests of third parties are separately deducted in our financial statements. However, for those in which we do not have a controlling interest but do have significant influence, we use the equity method of accounting in which we record our portion of the subsidiary company’s net income (loss) as equity in income (loss) of unconsolidated affiliates and our investment on the balance sheet reflects our original investment, at cost, as adjusted for our equity in the income (loss) of the subsidiary company.

Normal profit. Normal profit is an accounting concept that results from the requirement that an acquiring company record all contracts of an acquiree that are in-process at the date of acquisition, including construction contracts, at fair value based on estimated normal profit margins. As such, an asset for favorable contracts or a liability for unfavorable contracts is recorded in purchase accounting. These assets or liabilities are then reduced based on revenues recorded over the remaining contract lives, effectively resulting in the recognition of a reasonable or normal profit margin on contract activity performed subsequent to the acquisition. Because of the acquisition of RE&C and the below market profit status of many of the significant acquired contracts, we recorded significant liabilities in purchase accounting. The reduction of these liabilities has a significant impact on our recorded net income, but has no impact on our cash flows. Most of the contracts with normal profit attributes are now completed and only minor amounts remain to be recognized annually.

Accounts receivable. Our accounts receivable represent amounts billed to clients that have not been paid. On large fixed-price construction contracts, contract provisions may allow the client to withhold from 5% to 10% of invoices until the project is completed, which may be several months or years. These amounts withheld, referred to as retentions, are recorded as receivables and are separately disclosed in the financial statements.

Unbilled receivables. Unbilled receivables is comprised of costs incurred on projects, together with any profit recognized on projects using the percentage-of-completion method, and represents work performed but not yet billed pursuant to contract terms or billed after the accounting period cut-off occurred.

Billings in excess of cost and estimated earnings on uncompleted contracts. This represents amounts actually billed to clients, and perhaps collected, in excess of costs and profits incurred on a project and, as such, is reflected as a liability. Also, in limited situations, we negotiate substantial advance payments as a contract condition. These advance payments are reflected in billings in excess of cost and estimated earnings on uncompleted contracts. Provisions for losses on contracts, reclamation reserves on mining contracts and reserves for punch-list costs, demobilization and warranty costs on contracts that have achieved substantial completion and reserves for audit and contract closing adjustments on U.S. government contracts are also included in billings in excess of cost and estimated earnings on uncompleted contracts.

Estimate at completion. An estimate at completion is a financial forecast of a project that indicates the best current estimate of total revenues and profits at the point in time when the project will be completed. If a project estimate at completion indicates that a project will incur a loss, a provision for the entire loss on the contract is recognized at that time.

General and administrative expenses include executive salaries and corporate functions, such as legal services, human resources and finance and accounting.

Self-insurance reserves. We establish and maintain self-insurance reserves for uninsured business risks. We carry substantial premium-paid, traditional insurance for our various business risks; however, we do self-insure the lower level deductibles for workers’ compensation and general, automobile and professional liability. Most of our self-insurance is underwritten by Broadway Insurance Company, a wholly owned captive Bermuda insurance subsidiary. As such, we carry self-insurance reserves on our balance sheet. The current portion of the self-insurance reserves is included in other accrued liabilities.

Minority interest reflects the equity investment by third parties in certain subsidiary companies and joint ventures that we have consolidated in our financial statements, and is comprised primarily of BNFL’s interest in the Westinghouse Businesses.

Government contract costs are incurred under some of our contracts, primarily in our Defense and Energy & Environment business units. We have contracts with the U.S. government that contain provisions requiring compliance with the U.S. Federal Acquisition Regulations and the U.S. Cost Accounting Standards. The allowable costs we charge to those contracts are subject to adjustment upon audit and negotiation by various agencies of the U.S. government. Audits and negotiations of indirect costs are substantially complete through 2000. Audits of 2001 indirect costs are in progress. We are also in the process of preparing cost impact statements as required under the U.S. Cost Accounting Standards for 1999 through 2003, which are subject to audit and negotiation. We have also prepared and submitted to the U.S. government cost impact statements for 1989 through 1998 for which we believe no adjustments are necessary. We believe that the results of the indirect cost audits and negotiations and the cost impact statements will not result in a material change to our financial position, results of operations or cash flows.

Pension and post-retirement benefit plans include certain plans for which we assumed sponsorship through (1) the acquisition by BNFL and us of the Westinghouse Businesses and (2) our acquisition from the Sellers of RE&C. We assumed sponsorship of contributory defined benefit pension plans that cover employees of the Westinghouse Businesses. We make actuarially computed contributions as necessary to adequately fund benefits for these plans. We are also the sponsors of an unfunded plan to provide health care benefits for employees of Old MK who retired before July 1, 1993, including their surviving spouses and dependent children. Employees who retired from Old MK after July 1, 1993 are not eligible for subsidized post-retirement health care benefits. We also provide benefits under company-sponsored retiree health care and life insurance plans for substantially all employees of the Westinghouse Businesses. The retiree health care plans require retiree contributions and contain other cost sharing features. The retiree life insurance plan provides basic coverage on a noncontributory basis.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) is presented because it is a measure commonly used in financial analysis in credit and equity markets to evaluate operating liquidity. In addition, management includes it in the various performance measures that are routinely produced and analyzed as a measure of liquidity. Adjusted EBITDA is not a measure of operating performance computed in accordance with GAAP, and should not be considered as a substitute for earnings from operations, net income or loss, cash flows from operating activities or other statements of operations or cash flow data prepared in conformity with GAAP, or as a GAAP measure of profitability or liquidity. In addition, Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

Our calculation of Adjusted EBITDA represents earnings, adjusted to exclude non-cash stock compensation and non-cash reorganization items, but before interest, taxes, depreciation and amortization and normal profit. Components of Adjusted EBITDA are presented below:

(In millions)	January 2, 2004	Year ended January 3, 2003
Net income	$42.1	$559.9
Non-cash stock compensation and reorganization items (a)	6.2	(531.2)
Taxes	46.9	26.1
Interest expense (b)	34.4	28.0
Depreciation and amortization (c)	31.3	56.3
Normal profit	(2.3)	(30.9)
Total (d)	$158.6	$108.2

(a)          Includes $6.2 million of stock compensation expense in 2003 and for 2002 includes the extraordinary gain on debt discharge of $567.2 million, net of tax of $343.5 million, offset by $36.0 million of non-cash reorganization charges.

(b)         Interest expense for the year ended January 2, 2004 includes the write-off of deferred financing fees of $9.8 million that occurred in the fourth quarter of 2003 in connection with refinancing the Senior Secured Revolving Credit Facility.

(c)          Depreciation and goodwill amortization includes $10.1 million for the year ended January 2, 2004 and $30.1 million for the year ended January 3, 2003 of depreciation on equipment used on a large dam and hydropower construction project in the Philippines, which we completed in 2003. We began selling the equipment during the third quarter of 2002. The majority of the equipment was sold at January 2, 2004.

(d)         Adjusted EBITDA for the year ended January 2, 2004 includes cash reorganization charges of $(4.9) million, which provided minimal tax benefit. For the year ended January 3, 2003, Adjusted EBITDA includes $(36.1) million, after tax benefit of $3.1 million for cash reorganization charges.

RECONCILIATION OF ADJUSTED EBITDA TO NET CASH PROVIDED BY OPERATING ACTIVITIES

We believe that net cash provided by operating activities is the financial measure calculated and presented in accordance with GAAP that is most directly comparable to Adjusted EBITDA. The following table reconciles Adjusted EBITDA to net cash provided by operating activities for each of the periods for which Adjusted EBITDA is presented.

	Year ended
(In millions)	January 2, 2004	January 3, 2003
Adjusted EBITDA	$158.6	$108.2
Tax expense	(46.9)	(26.1)
Interest expense (a)	(34.4)	(28.0)
Reorganization items	4.9	39.2
Cash paid for reorganization items	(9.9)	(39.6)
Amortization and write-off of deferred financing loan fees	19.6	11.7
Deferred income taxes	43.1	31.2
Minority interest in income of subsidiaries	21.9	21.7
Equity in income of unconsolidated affiliates less dividends received	(17.1)	(18.9)
Gain on sale of assets, net	(7.7)	(5.4)
Changes in net operating assets and liabilities	(52.5)	(14.6)
Cash provided by operating activities	$79.6	$79.4
Cash provided by operating activities for the eleven months ended January 3, 2003		$72.8
Plus: Cash provided by operating activities for the month ended February 1, 2002		6.6
Cash provided by operating activities for the twelve months ended January 3, 2003		$79.4

(a)                                  Includes the write-off of deferred financing fees of $9.8 million that occurred in the fourth quarter of 2003 in connection with refinancing the Senior Secured Revolving Credit Facility.

REORGANIZATION CASE AND FRESH-START REPORTING

On May 14, 2001, Washington Group International and several but not all of its direct and indirect subsidiaries filed voluntary petitions to reorganize under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Nevada (Case No. BK-N-01-31627). The various legal entities that filed for bankruptcy are collectively referred to hereafter as the “Debtors.” The individual bankruptcy cases were administered jointly. Each of the Debtors continued to operate its business and manage its property as a debtor-in-possession pursuant to sections 1107 and 1108 of the U.S. Bankruptcy Code during the pendency of the cases. For a more detailed discussion, see our current report on Form 8-K filed May 29, 2001.

On December 21, 2001, the bankruptcy court entered an order confirming the Plan of Reorganization. For a more detailed discussion, see our current report on Form 8-K filed January 4, 2002.

On the January 25, 2002 (the “Effective Date”), we emerged from bankruptcy protection pursuant to our Plan of Reorganization. We also entered into a secured $350 million, 30-month revolving credit facility to fund our working capital requirements and obtained bonding capacity to take on new projects. Under our Plan of Reorganization, on the Effective Date, all our equity securities existing prior to the Effective Date were canceled and extinguished; we issued an aggregate 25,000,000 shares of our New Common Stock; we issued warrants to purchase an additional aggregate 8,520,424 shares of New Common Stock; we filed an amended and restated certificate of incorporation and adopted amended and restated bylaws; we adopted new stock option plans and granted options under those plans for an aggregate 4,417,000 shares of New Common Stock, including options granted to Dennis R. Washington to purchase an aggregate 3,224,100 shares of New Common Stock; and we entered into various other agreements.

During the pendency of the bankruptcy cases, we continued to negotiate a settlement of our outstanding litigation with the Sellers with respect to the RE&C acquisition. We entered into the Raytheon Settlement regarding the issues and disputes between the parties, which settlement was incorporated into our Plan of Reorganization. See also Note 3, “Acquisition, Reorganization Case and Fresh-start Reporting” of the Notes to Consolidated Financial Statements in Item 8 of this report.

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

In addition, under a services agreement entered into as a part of the Raytheon Settlement, the Sellers agreed to direct the process for resolving pre-petition claims asserted against us in the bankruptcy case relating to any contract or project that we rejected and that involved some form of support arrangement from the Sellers. We agreed to assist the Sellers in settling or litigating various claims related to those rejected projects. We also agreed to complete work as requested by the Sellers on those rejected projects, and to be reimbursed on a cost-reimbursable basis. The Sellers may, with respect to the rejected projects described above, pursue or settle any of our claims against project owners, contractors or other third parties and will retain any resulting proceeds, except that for specified projects, recoveries in excess of amounts paid by the Sellers will be returned to us.

As of February 1, 2002, we adopted fresh-start reporting pursuant to the guidance provided by SOP 90-7. In connection with the adoption of fresh-start reporting, we created a new entity for financial reporting purposes. The effective date of our emergence from bankruptcy protection is considered to be the close of business on February 1, 2002 for financial reporting purposes. The periods presented through February 1, 2002 have been designated “Predecessor Company” and the periods subsequent to February 1, 2002 have been designated “Successor Company.”

These events are discussed in greater detail in Note 3, “Acquisition, Reorganization Case and Fresh-start Reporting” of the Notes to Consolidated Financial Statements in Item 8 of this report and are discussed in our annual reports on Form 10-K for the fiscal years ended December 1, 2000, November 30, 2001 and January 3, 2003.

YEAR-END CHANGE

We have changed our fiscal year from a 52/53-week year ending on the Friday closest to the end of November to a 52/53-week year ending on the Friday closest to December 31. This change became effective on December 29, 2001. The one-month transition period ended December 28, 2001, is one of the financial periods presented in Item 8 of this report.

BUSINESS UNIT NEW WORK AND BACKLOG

New work for each business unit, which represents additions to backlog for the period, is presented below:

	Three months ended		Twelve months ended
NEW WORK (In millions)	January 2, 2004	January 3, 2003	January 2, 2004	January 3, 2003
Power	$96.1	$225.8	$647.7	$880.3
Infrastructure	262.4	79.9	916.7	479.0
Mining	108.0	45.9	265.3	117.2
Industrial/Process	69.8	162.3	429.7	541.9
Defense	161.5	341.4	500.2	712.4
Energy & Environment	54.3	195.8	420.7	571.8
Other	(4.6)	(9.0)	5.3	16.3
Total new work	$747.5	$1,042.1	$3,185.6	$3,318.9

New work awarded in the year ended January 2, 2004 for businesses held for sale totaled $18.0 million. New work awarded in the three and twelve months ended January 3, 2003 to businesses held for sale totaled $8.7 million and $159.1 million, respectively.

Backlog at January 2, 2004 and January 3, 2003 consisted of:

BACKLOG (In millions)	January 2, 2004	January 3, 2003
Power	$437.9	$302.4
Infrastructure	1,107.5	766.1
Mining	435.2	279.8
Industrial/Process	259.2	357.7
Defense	641.6	647.5
Energy & Environment	441.1	386.8
Other	—	14.8
Total backlog	$3,322.5	$2,755.1

New work and backlog

At January 2, 2004, our backlog was $3,322.5 million, an increase of $120.7 million and $567.4 million from the third quarter and the beginning of 2003, respectively. Backlog on government contracts includes only two years’ worth of the portions of such contracts that are currently funded or which management is highly confident will be funded. In this regard, the reported backlog at January 2, 2004 excludes approximately $713 million of government contracts in progress for work to be performed beyond December 2005. Approximately $1.9 billion, or 56%, of backlog at January 2, 2004 is expected to be recognized as contract revenue or as equity in income of unconsolidated affiliates in 2004. Our backlog at the end of 2003 consisted of approximately 58% cost-type and 42% fixed-price contracts compared with 56% cost-type and 44% fixed-price contracts at the end of 2002.

During the three months ended January 2, 2004, we recorded $747.5 million of new work, $120.7 million more than recognized as revenue or as equity income from our unconsolidated affiliates. The Power business unit’s new work during the fourth quarter of $96.1 million consisted of $65.1 million of modification services, $20.2 million of engineering services and $10.8 million of new generation power work. The Infrastructure business unit recorded $262.4 million of new work during the fourth quarter, including $228.9 million of new construction work, principally consisting of work with the Transatlantic Programs Center of the USACOE servicing Iraq, Afghanistan and Kuwait (“USACOE task orders”) and $22.5 million of engineering work orders. The Mining business unit recorded $108.0 million of new work during the fourth quarter, including $74.5 million related to a contract for site development and contract mining services for a gold and silver mine in central Mexico. The Industrial/Process business unit, which continues to be impacted by the general economic slowdown and delays in client spending, recorded $69.8 million of new work during the fourth quarter, the majority of which related to integrated services work. The Defense business unit recorded $161.5 million of new work, including $132.3 million of awards for threat reduction and $28.5 million for infrastructure projects. New work for the Energy & Environment business unit of $54.3 million included $26.7 million of awards for management services, $10.8 million for consulting services and awards of $16.8 million for energy projects.

New work awards for 2003 totaled $3,185.6 million. Major awards in 2003 for the Power business unit included a $177.8 million award for a new power generation project, $95.3 million derived from four projects purchased in the RE&C transaction which were originally fixed-price contracts but were converted during 2001 to cost-reimbursable contracts (the “Reformed Contracts”), and $100.0 million from a customer for modification services. Under the Reformed Contracts, the Sellers remained responsible for the performance of the contracts and, as such, continued to fund the construction of the projects. See Note 3, “Acquisition, Reorganization Case and Fresh-start Reporting” of the Notes to Consolidated Financial Statements in Item 8 of this report. These projects are now complete. During 2003, our Infrastructure business unit recorded significant awards of $344.0 million related to the USACOE task orders, $310.1 million from the awards of three design-build projects and $82.2 million for the construction of a highway interchange in Nevada. Significant awards in 2003 for the Mining business unit included $93.3 million for a phosphate mining project in Canada, $74.5 million related to a contract for site development and contract mining services for a gold and silver mine in central Mexico and $26.0 million for a reclamation project in the State of Washington. The remainder of the new work for Mining primarily relates to additions to existing contracts. The Industrial/Process business unit recorded new work during 2003 of $429.7 million, of which $255.1 million related to various integrated project contracts. The Defense business unit recorded $500.2 million of new work in 2003, of which $455.3 million related to threat reduction projects. New work awards for the Energy & Environmental business unit in 2003 included $182.3 million related to management services projects, $147.5 million for renegotiated energy projects and $90.9 million of new projects in consulting services.

RESULTS OF OPERATIONS

On January 25, 2002, we emerged from Chapter 11 bankruptcy proceedings and implemented fresh-start reporting effective February 1, 2002. Accordingly, all assets and liabilities at the Effective Date were adjusted to reflect their respective fair values. The consolidated financial statements after that date are those of a new reporting entity and are not comparable to the pre-emergence periods. However, to better describe the results of a complete operating cycle, we have combined the eleven months ended January 3, 2003 (post-emergence) with the month ended February 1, 2002 (pre-emergence), and presented reorganization items as bankruptcy-related items, net of tax. Comparisons of pre-emergence financial data to post-emergence financial data are not meaningful. The following table is included solely to facilitate our analysis and discussion of results of operations.

	Pro forma (a) Year ended
(In millions)	January 2, 2004	January 3, 2003	November 30, 2001
Backlog
Beginning backlog	$2,755.1	$3,378.7	$5,659.4
New work	3,185.6	3,318.9	2,968.3
Backlog sold or adjusted	(91.5)	(250.5)	(1,020.7)
Revenue and equity income recognized	(2,526.7)	(3,692.0)	(4,059.5)
Ending backlog	$3,322.5	$2,755.1	$3,547.5

Revenue	$2,501.2	$3,661.5	$4,041.6
Gross profit	$176.3	$160.1	$97.7
Equity in income of unconsolidated affiliates	25.5	30.5	17.9
General and administrative expenses	(57.5)	(52.3)	(56.9)
Goodwill amortization	—	—	(14.6)
Integration and merger costs	—	—	(18.8)
Restructuring charges	—	(.6)	(7.0)
Other operating income	6.2	3.4	—
Operating income	150.5	141.1	18.3
Investment income	1.8	1.3	9.2
Interest expense	(24.6)	(28.0)	(56.8)
Write-off of deferred financing fees	(9.8)	—	—
Other income (expense), net	(2.1)	1.3	(10.5)
Income (loss) before income taxes, minority interests and bankruptcy related items	115.8	115.7	(39.8)
Income tax (expense) benefit	(46.9)	(49.9)	18.0
Minority interests in income of consolidated subsidiaries	(21.9)	(21.7)	(15.5)
Income (loss) before bankruptcy related items	47.0	44.1	(37.3)
Reorganization items, net of tax	(4.9)	(51.4)	(47.7)
Extraordinary item: debt discharge, net of tax	—	567.2	—
Net income (loss)	$42.1	$559.9	$(85.0)

(a)          For an explanation of pro forma adjustments, see “Reconciliation of GAAP to Pro forma Summary Financial Data” provided below.

RECONCILIATION OF GAAP TO PRO FORMA SUMMARY FINANCIAL DATA

Our financial results for the years ended January 2, 2004, January 3, 2003 and November 30, 2001 presented and discussed herein are pro forma in nature and reflect the following pro forma adjustments:

The results for the year ended January 2, 2004 are adjusted as follows:

•                  The results are reclassified for the effects of accrued reorganization items of $4.9 million, which resulted from professional fees and expenses related to the bankruptcy proceedings. The tax benefit associated with these expenses was only minimal.

The results for the year ended January 3, 2003 are adjusted as follows:

•                  The results of operations for the year ended January 3, 2003 combine the results of the reorganized company for the eleven months ended January 3, 2003 with pre-emergence results for the one month ended February 1, 2002.

•                  The effects of accrued reorganization items, including “fresh-start” accounting to reflect the financial position at fair value of the newly reorganized company on February 1, 2002, are presented as reorganization items, net of tax. The reorganization items consisted of charges to earnings of $(36.0) million, and professional fees and expenses related to the bankruptcy proceeding of $(39.2) million, which together totaled $(75.2) million, or $(51.4) million after tax.

The results for the year ended November 30, 2001 are adjusted as follows:

•                  The effects of accrued reorganization items, including professional fees and expenses related to the bankruptcy proceedings of $(54.7) million and net charges to earnings of $(1.8) million, which together totaled $(56.5) million, are presented as reorganization items, net of tax.

(In millions)	Year ended January 2, 2004	Adjustments	Year ended January 2, 2004 (Pro forma)
Revenue	$2,501.2	$—	$2,501.2
Gross profit	$176.3	$—	$176.3
Equity in income of unconsolidated affiliates	25.5	—	25.5
General and administrative expenses	(57.5)	—	(57.5)
Other operating income	6.2	—	6.2
Operating income	150.5	—	150.5
Investment income	1.8	—	1.8
Interest expense	(24.6)	—	(24.6)
Write-off of deferred financing fees	(9.8)	—	(9.8)
Other income (expense), net	(2.1)	—	(2.1)
Income before income taxes, minority interests and bankruptcy related items	115.8	—	115.8
Reorganization items	(4.9)	4.9	—
Income tax expense	(46.9)	—	(46.9)
Minority interests in income of consolidated subsidiaries	(21.9)	—	(21.9)
Income before bankruptcy related items	42.1	4.9	47.0
Reorganization items, net of tax	—	(4.9)	(4.9)
Net income	$42.1	$—	$42.1

(In millions)	Successor Company Eleven months ended January 3, 2003	Predecessor Company One month ended February 1, 2002	Adjustments	Twelve months ended January 3, 2003 (Pro forma)
Revenue	$3,311.6	$349.9	$—	$3,661.5
Gross profit	$149.0	$11.1	$—	$160.1
Equity in income of unconsolidated affiliates	27.4	3.1	—	30.5
General and administrative expenses	(48.1)	(4.2)	—	(52.3)
Restructuring charges	—	(.6)	—	(.6)
Other operating income	3.4	—	—	3.4
Operating income	131.7	9.4	—	141.1
Investment income	.9	.4	—	1.3
Interest expense	(26.8)	(1.2)	—	(28.0)
Other income (expense), net	1.8	(.5)	—	1.3
Income before income taxes, minority interests and bankruptcy related items	107.6	8.1	—	115.7
Reorganization items	(3.1)	(72.1)	75.2	—
Income tax (expense) benefit	(46.2)	20.1	(23.8)	(49.9)
Minority interests in income of consolidated subsidiaries	(20.6)	(1.1)	—	(21.7)
Income (loss) before bankruptcy related items	37.7	(45.0)	51.4	44.1
Reorganization items, net of tax	—	—	(51.4)	(51.4)
Extraordinary item: debt discharge, net of tax	—	567.2	—	567.2
Net income	$37.7	$522.2	$—	$559.9

(In millions)	Year ended November 30, 2001	Adjustments	Year ended November 30, 2001 (Pro forma)
Revenue	$4,041.6	$—	$4,041.6
Gross profit	$97.7	$—	$97.7
Equity in income of unconsolidated affiliates	17.9	—	17.9
General and administrative expenses	(56.9)	—	(56.9)
Goodwill amortization	(14.6)	—	(14.6)
Integration and merger costs	(18.8)	—	(18.8)
Restructuring charges	(7.0)	—	(7.0)
Operating income	18.3	—	18.3
Investment income	9.2	—	9.2
Interest expense	(56.8)	—	(56.8)
Other income (expense), net	(10.5)	—	(10.5)
Income before income taxes, minority interests and bankruptcy related items	(39.8)	—	(39.8)
Reorganization items	(56.5)	56.5	—
Income tax (expense) benefit	26.8	(8.8)	18.0
Minority interests in income of consolidated subsidiaries	(15.5)	—	(15.5)
Income before bankruptcy related items	(85.0)	47.7	(37.3)
Reorganization items, net of tax	—	(47.7)	(47.7)
Net loss	$(85.0)	$—	$(85.0)

2003 COMPARED TO 2002

Revenue and operating income

Revenue for 2003 declined $1,160.3, or 32%, compared to 2002 due to a number of anticipated events, including the completion of several major projects and the sale in October 2002 of the Electro-Mechanical Division (“EMD”) within the Energy & Environment business unit. The Power business unit experienced a decline in revenue primarily from the completion of four power generation projects acquired in the RE&C acquisition. Revenue from the Infrastructure business unit declined primarily from the substantial completion of certain large projects, including a dam and hydropower project in the Philippines. In addition, our Industrial/Process business unit was affected by a weakness in the domestic and international economies, causing a reduction in demand and capital spending for our services in this market.

Although revenue declined, operating income for 2003 increased slightly by $9.4 million, or 7%, from 2002 primarily from performance incentives and lower than expected costs incurred by the Power business unit related to the completion of a steam generator replacement contract and the settlement of contract claims and improved operating performance in the Infrastructure business unit. The Energy & Environment business unit experienced a decline in operating income primarily from the sale of EMD. Additionally, general and administrative expense increased in 2003 primarily due to expense associated with the extension of our chairman’s stock options recognized in the fourth quarter. The overall decline in revenue from projects completed or near completion mentioned above had little impact on operating income in 2002, as several of these major projects contributed nominal operating earnings during 2002. Operating income included the recognition of normal profit of $2.3 million and $30.9 million in 2003 and 2002, respectively, due to the completion of acquired contracts assigned normal profit. Normal profit has no affect on our cash flows.

The diversification of our business may cause margins to vary between periods due to the inherent risks and rewards on fixed-price contracts causing unplanned gains and losses on contracts. Margins may also vary between periods due to changes in mix and timing of contracts executed by us, which contain various risk and profit profiles and are subject to uncertainties inherent in the estimation process.

For a more detailed discussion of our revenue and operating income, see “Business Unit Results” later in our Management’s Discussion and Analysis.

Equity in income of unconsolidated affiliates

Equity in income of unconsolidated affiliates for 2003 declined $5.0 million from 2002. We account for MIBRAG mbH on the equity method. In 2002, the MIBRAG mbH mining venture in Germany, which accounts for a significant portion of the equity in income of unconsolidated affiliates, recognized a one-time award of power cogeneration credits, of which our share was $6.0 million.

General and administrative expenses

General and administrative expenses for 2003 increased $5.2 million compared to 2002. On November 14, 2003, our chairman, Dennis R. Washington, agreed to continue to serve in that role through January 2007. In return, our board of directors approved the extension of the term of his previously granted outstanding options to 2012. The exercise price of certain of his options was below our stock’s closing price at November 14, 2003, giving rise to $6.2 million of stock compensation expense with a corresponding increase to additional paid-in capital.

Other operating income (expense), net

Other operating income (expense), net of $6.2 million for 2003 included a gain of $4.9 million from the April 2003 sale of the Technology Center and wind-up of related contract issues, a gain of $3.2 million from the sale of coal leases, a gain of $1.5 million from the resolution of certain contingent issues related to the October 2002 sale of EMD offset by a charge of $3.4 million related to a legal settlement. In 2002, we recognized a gain of $3.4 million related to the sale of EMD.

Interest expense

Interest expense in 2003 declined $3.4 million from 2002, primarily due to more favorable terms under our New Credit Facility that we entered into on October 9, 2003. Interest expense for 2003 consisted of $9.7 million of amortization of deferred financing fees paid in connection with the New Credit Facility and our Senior Secured Revolving Credit Facility and $14.9 million of cash and accrued interest expense consisting primarily of letter of credit fees, commitment fees, fronting fees and administrative fees paid to the agent bank. Deferred financing fees paid in connection with the New Credit Facility are being amortized over the 48-month term of the facility. Letter of credit fees and commitment fees are recorded as interest expense.

Write-off of deferred financing fees

On October 9, 2003, we entered into an agreement replacing our Senior Secured Revolving Credit Facility with a New Credit Facility. In connection with the termination of the Senior Secured Revolving Credit Facility, we wrote off the remaining unamortized balance of the related deferred financing fees totaling $9.8 million.

Income tax expense

The components of the effective tax rate for the various periods are shown in the table below:

	Successor Company		Predecessor Company
	Year ended January 2, 2004	Eleven months ended January 3, 2003	One month ended February 1, 2002
Federal tax rate	35.0%	35.0%	35.0%
State tax	3.2	3.5	2.8
Nondeductible items	2.8	3.0	.4
Foreign tax	1.3	2.7	—
Effective tax rate	42.3	44.2	38.2
Adjust for effect of bankruptcy and reorganization items	(1.8)	(1.5)	7.5
Pro forma effective tax rate (a)	40.5%	42.7%	45.7%

(a)          The pro forma effective tax rate represents the tax rate after removing the effects of bankruptcy and reorganization items.

The effective tax rate for the year ended January 2, 2004 decreased compared to the effective tax rate for the eleven months ended January 3, 2003, primarily due to the impact of higher pre-tax earnings and lower non-deductible items and foreign taxes. A higher level of pre-tax earnings reduces the impact non-deductible items and foreign taxes have on the effective tax rate. The decrease in the effective tax rate for state taxes resulted from an increase in the amount of foreign earnings not subject to state tax.

Minority interests

Minority interests in income of consolidated subsidiaries for 2003 increased by $0.2 million from 2002. The majority of our minority interests relates to BNFL’s 40% ownership of the Westinghouse Businesses that are included in the Energy & Environment business unit. Increases in income of our majority-owned subsidiaries cause an increase in the minority interest share of income from those operations.

Reorganization items

During 2003, we recognized a charge of $4.9 million as a result of estimated additional professional fees and expenses to be incurred by the unsecured creditors’ committee to settle outstanding claims in connection with our reorganization. During 2002, $75.2 million of reorganization charges were recognized. This included $35.1 million in adjustments to reflect all assets and liabilities at their respective fair values in fresh-start reporting. The remainder of the reorganization items was primarily for professional fees incurred in connection with the bankruptcy proceedings, including the defense of the appeals to our Plan of Reorganization. Cash paid for reorganization items totaled $9.9 million and $39.6 million for 2003 and 2002, respectively.

Extraordinary item

During January 2002, an extraordinary gain of $567.2 million was recorded as a result of the discharge of liabilities of $1,460.7 million as part of our Plan of Reorganization, less the fair value of New Common Stock and warrants issued of $550.0 million and income taxes of $343.5 million.

2002 COMPARED TO 2001

As of February 1, 2002, in connection with our emergence from bankruptcy protection, we adopted fresh-start reporting and created a new entity for financial reporting purposes. Accordingly, our results of operations subsequent to February 1, 2002 are not comparable to the periods prior to February 1, 2002. As a result of the non-comparability between 2002 and 2001, the following comparisons of revenue and operating income include separate discussions of significant transactions and events for each period.

2002 revenue and operating income

Revenue for 2002 was $3,661.5 million. The Power, Defense and Energy & Environment business units generated strong, consistent revenue during 2002 primarily from continuing work on new power generation projects acquired as part of the RE&C acquisition, increases in funded scope requirements of chemical demilitarization and defense construction contracts and favorable performance on Department of Energy management service contracts. Revenue during 2002 was impacted negatively by the Infrastructure business unit’s inability to obtain historical levels of new work during the pendency of our bankruptcy and by the Industrial/Process business unit due to a softening of the domestic and international economies and downturn in the telecommunications market.

Operating income for 2002 was $141.1 million, driven by strong performance in the Power, Defense and Energy & Environment business units resulting from the sources of favorable revenue variances described above. During 2002, the Defense business unit successfully completed a chemical demilitarization project within the cost estimate and on schedule. As a result, we recognized additional profit of $8.9 million, including an equitable adjustment claim of $1.5 million. Operating income of the Energy & Environment business unit benefited from favorable performance from Department of Energy management service contracts and the operations of EMD through October 2002. Operating income of the Infrastructure business unit for 2002 was favorably impacted by profit of $26.6 million recognized on a light rail project. However, that project was essentially offset by contract losses of $23.4 million recorded for a Philippine dam and hydropower project.

During the fourth quarter of 2002, MIBRAG mbH successfully negotiated amendments to the original agreement that had been entered into with the German government in 1993. As a result of those negotiations, MIBRAG mbH recognized $13.0 million in operating income, of which our portion was $6.5 million. In addition, during the fourth quarter, MIBRAG mbH recognized a $12.0 million one-time award of power cogeneration credits, of which our portion was $6.0 million. MIBRAG mbH’s operating income was favorably impacted by coal production increases during the year.

During the fourth quarter, we sold EMD, a business that designs and manufactures components for nuclear power use, which had been a part of the Energy & Environment business unit. We recognized a $3.4 million gain on the sale, which is reported as other operating income.

Included in operating income was the recognition of normal profit of $30.9 million for 2003, primarily related to Infrastructure projects. The recognition of normal profit had no effect on our cash flows.

For a more detailed discussion of our revenue and operating income, see “Business Unit Results” below in our Management’s Discussion and Analysis.

2001 revenue and operating income

On May 14, 2001, we filed for protection under Chapter 11 of the U.S. Bankruptcy Code. During the remainder of 2001, we operated under the direction of the U.S. Bankruptcy Court for the District of Nevada. Operations during those periods were impacted by the “Rejection,” as that term is used in bankruptcy law, of certain contracts in process. Assets related to those contracts in process, including accounts receivable and unbilled receivables, were written-off through charges against income upon the date of rejection. The charges to income were classified as “reorganization items” in the statement of operations. Related liabilities, including liabilities subject to compromise, were not discharged (written-off) until the U.S. Bankruptcy Court approved our Plan of Reorganization and we emerged from bankruptcy protection on January 25, 2002. Any liabilities that arose as a result of the rejection of contracts were accrued by charges against income (reorganization items) upon the date of rejection.

Revenue for 2001 was $4,041.6 million. The RE&C operations acquired in 2000 contributed primarily to the Power, Infrastructure, Defense and, to a lesser extent, Industrial/Process business units’ revenues.

Operating income for 2001 was $18.3 million. Of that amount, the Energy & Environment and Defense business units contributed $54.8 million and $28.1 million, respectively. The Power and Industrial/Process business units incurred operating losses during 2001 of $8.3 million and $6.3 million, respectively. Additionally, operating income in 2001 was decreased by $18.8 million of integration and merger costs, $7.0 million of restructuring costs and $14.6 million of goodwill amortization. During 2001, normal profit of $87.2 million was recognized. The recognition of normal profit had no impact on our cash flows. During the second half of 2001, we implemented overhead reduction strategies to support lower future revenue than had originally been anticipated when RE&C was acquired.

During 2001, the Mining business unit recognized $17.9 million in equity in income of unconsolidated affiliates, primarily from MIBRAG mbH.

General and administrative expenses

General and administrative expenses for 2002 were $52.3 million, a decline of $4.6 million from 2001. The reduction was a result of the initiatives taken to reduce costs under our restructuring plan.

Goodwill amortization

Effective for our 2002 fiscal year, we ceased amortization of goodwill upon the adoption of SFAS No. 142. Goodwill amortization during 2001 was primarily due to the amortization of goodwill arising from the acquisition of the Westinghouse Businesses.

Integration and merger costs

Integration and merger costs were $18.8 million for 2001. These costs related to the integration of RE&C into our businesses and were principally comprised of incremental legal, accounting and consulting services. There were no such costs in 2002.

Investment income

Investment income declined $7.9 million for the 2002 fiscal year from 2001 as a result of lower interest rates combined with lower available cash balances for investment.

Interest expense

Interest expense for 2002 consisted of $12.1 million of amortization of bank fees paid primarily at the closing of the secured revolving credit facility entered into in connection with our emergence from bankruptcy protection on January 25, 2002 (the “Senior Secured Revolving Credit Facility”) and $15.9 million of cash interest expense consisting primarily of letter of credit fees, commitment fees on available undrawn amounts under the Senior Secured Revolving Credit Facility and interest on funded debt. Interest expense for 2002 was high relative to borrowings incurred under our Senior Secured Revolving Credit Facility due to the significant financing costs incurred in obtaining the facility. Such costs were being amortized over the 30-month term of the facility. During the bankruptcy proceedings, the accrual of interest under the previous credit facility was stayed. Therefore, contractual interest of $7.1 million was not recorded in January 2002 (pre-emergence).

Interest expense incurred from May 14, 2001 through November 30, 2001 consisted primarily of amortization of prepaid bank fees from costs related to the RE&C Financing Facilities, and Senior Unsecured Notes and costs related to the Debtor-in-Possession (“DIP”) Facility. For a description of these facilities and notes, see Note 8, “Credit Facilities” of the Notes to Consolidated Financial Statements in Item 8 of this report. Interest expense incurred during 2001, but prior to May 14, 2001, included interest incurred on Senior Unsecured Notes and outstanding borrowings under the RE&C Financing Facilities to fund substantial working capital requirements of the acquired RE&C contracts. We ceased accruing interest on the RE&C Financial Facilities and Senior Unsecured Notes upon our filing for relief under Chapter 11 of the U.S. Bankruptcy Code on May 14, 2001 since the lenders’ claims were then subject to compromise. Contractual interest not recorded during 2001 was $48.2 million. See Note 8, “Credit Facilities” of the Notes to Consolidated Financial Statements in Item 8 of this report.

Other income (expense), net

Other income (expense), net for 2002 consisted primarily of a $2.8 million distribution received from the conversion to a stock company from a mutual insurance company of an insurance carrier that provides our employee long-term disability coverage. In connection with the conversion, the distribution was received following the insurance company’s initial public offering during the first quarter of 2002.

Other income (expense), net for 2001 included $(3.5) million in costs associated with our World Trade Center office destroyed in the September 11, 2001 terrorist attacks.

Income tax expense

The components of the effective tax rate for the various periods are shown in the table below:

	Successor Company	Predecessor Company
	Eleven months ended January 3, 2003	One month ended February 1, 2002	One month ended December 28, 2001	Year ended November 30, 2001
Federal tax rate	35.0%	35.0%	35.0%	35.0%
State tax	3.5	2.8	3.9	5.5
Nondeductible items	3.0	.4	(3.1)	(14.4)
Foreign tax	2.7	—	—	(1.3)
Goodwill	—	—	.7	3.0
Effective tax rate	44.2	38.2	36.5	27.8
Adjust for effect of bankruptcy and
reorganization items	(1.5)	7.5	3.1	17.4
Pro forma effective tax rate (a)	42.7%	45.7%	39.6%	45.2%

(a)          The pro forma effective tax rate represents the tax rate after removing the effects of bankruptcy and reorganization items.

We recognized a pre-tax loss in the year ended November 30, 2001 and the one month ended December 28, 2001. When the effective tax rate is applied to a loss before taxes, a tax benefit results. In these periods, nondeductible expenses decreased the effective tax rate. When the effective tax rate is applied to income before taxes, a tax expense results. In these periods, nondeductible expenses increase the effective tax rate.

Minority interests

The majority of our minority interests relates to BNFL’s 40% ownership of the Westinghouse Businesses that are included in the Energy & Environment business unit. Minority interests in the income of consolidated subsidiaries for 2002 increased to $21.7 million from $15.5 million for 2001 due to an increase in income from the Westinghouse Businesses in 2002.

Reorganization items

During the month ended February 1, 2002, we recognized, as part of fresh-start reporting, charges that aggregated $35.1 million for adjustments to reflect all assets and liabilities at their respective fair values. Other reorganization charges totaled $37.0 million and represent mainly professional fees incurred in connection with the bankruptcy proceedings. During the eleven months ended January 3, 2003 (post-emergence), we recognized a charge of $3.1 million related to additional professional fees in connection with various bankruptcy-related issues, including the defense of the appeals of our Plan of Reorganization. The tax benefit associated with these reorganization items was $23.8 million, resulting in a net-of-tax charge of $51.4 million.

Reorganization items of $47.7 million, net of tax benefit of $8.8 million, for the year ended November 30, 2001 included $54.7 million of professional fees and other expenses related to the bankruptcy proceedings and $36.3 million of charges related to the impairment of assets of rejected projects, offset by a net gain of $34.5 million from the liquidation of two international subsidiaries.

Extraordinary item

During the first quarter of 2002, an extraordinary gain was recorded comprised of $1,460.7 million for the discharge of liabilities as part of our Plan of Reorganization, offset by the fair value of New Common Stock and warrants issued of $550.0 million and income taxes of $343.5 million.

BUSINESS UNIT RESULTS
(In millions)

	Year ended January 2, 2004	Year ended January 3, 2003 (Pro forma)	Year ended November 30, 2001
Revenue
Power	$511.8	$1,005.6	$839.4
Infrastructure	575.3	772.0	940.3
Mining	84.2	68.6	92.2
Industrial/Process	458.2	638.7	957.2
Defense	506.1	557.1	582.5
Energy & Environment	368.2	610.7	598.2
Intersegment, eliminations and other	(2.6)	8.8	31.8
Total revenue	$2,501.2	$3,661.5	$4,041.6
Operating income (loss)
Power	$39.0	$24.1	$(8.3)
Infrastructure	30.4	17.8	24.5
Mining	33.5	32.4	27.5
Industrial/Process	7.2	4.1	(6.3)
Defense	49.9	44.1	28.1
Energy & Environment	67.1	83.4	54.8
Intersegment and other unallocated operating costs	(19.1)	(12.5)	(45.1)
General and administrative expenses	(57.5)	(52.3)	(56.9)
Total operating income	$150.5	$141.1	$18.3

RECONCILIATION OF GAAP SEGMENT INFORMATION TO PRO FORMA FINANCIAL INFORMATION

GAAP requires us to report our results for the reorganized entity separately from those that existed prior to the reorganization. Following is post-emergence segment information for the eleven months ended January 3, 2003 and pre-emergence segment information for the month ended February 1, 2002, as well as pro forma combined segment information for the year ended January 3, 2003.

(In millions)	Eleven months ended January 3, 2003	One month ended February 1, 2002	Year ended January 3, 2003 (Pro forma)
REVENUE
Power	$920.1	$85.5	$1,005.6
Infrastructure	692.1	79.9	772.0
Mining	63.3	5.3	68.6
Industrial/Process	574.4	64.3	638.7
Defense	495.0	62.1	557.1
Energy & Environment	560.3	50.4	610.7
Intersegment, eliminations and other	6.4	2.4	8.8
Total revenue	$3,311.6	$349.9	$3,661.5
OPERATING INCOME
Power	$23.9	$.2	$24.1
Infrastructure	14.8	3.0	17.8
Mining	29.2	3.2	32.4
Industrial/Process	3.5	.6	4.1
Defense	42.2	1.9	44.1
Energy & Environment	77.8	5.6	83.4
Intersegment and other unallocated operating costs	(11.6)	(.9)	(12.5)
General and administrative expense, corporate	(48.1)	(4.2)	(52.3)
Total operating income	$131.7	$9.4	$141.1

2003 COMPARED TO 2002

Power

Revenue for 2003 declined $493.8 million, or 49%, from 2002. The decline in revenue was primarily due to the winding down and completion of the four Reformed Contracts and the completion of two emissions projects and a simple cycle project, partially offset by revenue from the start of a new power generation project and a steam generator replacement project. Revenue from the four Reformed Contracts declined $419.1 million in 2003 compared to 2002.

Operating income for 2003 increased $14.9 million from 2002 primarily due to $15.2 million of earnings on the successful early completion of the second of two steam generator replacements as compared to a $7.2 million loss from cost overruns on the first replacement in 2002. Additionally, in 2003, we earned $6.2 million in connection with a settlement and renegotiation of a plant modification contract and $6.2 million from a new steam generator project. Operating income on the four Reformed Contracts and a simple cycle project declined $14.9 million in 2003 as compared to 2002 as a result of the wind-up and completion of the projects. Operating income included no normal profit in 2003 compared to $3.2 million recognized in 2002.

Infrastructure

Revenue for 2003 declined $196.7 million, or 25%, from 2002. The decline in revenue was primarily attributable to the substantial completion in 2002 of a toll road project in Colorado, a Philippine dam and hydropower project and a large rail project in California. Revenue for 2003 included $59.2 million of activity in the fourth quarter of 2003 from the USACOE task orders under a new indefinite delivery, indefinite quantity contract with the USACOE in Iraq, Afghanistan and Kuwait.

Operating income for 2003 increased $12.6 million from 2002. Results for 2003 were positively impacted by increased profit projections on two large toll road projects in Colorado, the resolution of a claim of $6.8 million

(net of $7.0 million of additional contract related expenses) on a Philippine dam and hydropower project, other claim and insurance settlements of $7.9 million (net of $2.0 million of additional contract expenses) and income from the USACOE task orders. These positive results were partially offset by the recognition of unfavorable contract adjustments of $6.3 million on a rail project in California, a highway project in Nevada and a pump station in Nevada. Operating income of $17.8 million for 2002 included $26.6 million on a light rail project and $5.0 million primarily attributable to the recovery of a claim on a completed construction project. Results for 2002 were negatively impacted by unfavorable contract adjustments of $23.4 million on the Philippine dam and hydropower project and contract adjustments on two highway projects of $5.1 million. Operating income for 2003 included $2.3 million from the recognition of normal profit compared to $25.5 million for the comparable period of 2002.

Mining

Revenue for 2003 increased $15.6 million, or 23%, from 2002. The increase in revenue was due to work on new projects, including a phosphate mining project in Canada, increased activity at a reclamation project in the State of Washington, a production support contract in Wyoming and a gold mine in Nevada.

Operating income for 2003 increased $1.1 million from 2002. Operating income included $25.7 million and $30.5 million in 2003 and 2002, respectively, from equity in income of unconsolidated affiliates, which is comprised primarily of our portion of the results of operations of the MIBRAG mbH mining venture in Germany. Our share of equity earnings from MIBRAG mbH declined $4.9 million in 2003 compared to 2002 as a result of $12.0 million of income recognized by MIBRAG mbH in the fourth quarter of 2002, of which our share was $6.0 million, from a one-time award of power cogeneration credits. Favorable results from other mining operations in 2003 accounted for the overall increase in operating income over the prior year. Operating income for 2003 included a $3.2 million gain from the sale of coal leases during the fourth quarter of 2003, improved performance at two mining operations over the prior year and income from new projects.

Industrial/Process

Revenue for 2003 declined $180.5 million, or 28%, from 2002. The decline was primarily due to the softness of the domestic and international economies and related reduction in capital spending by our Fortune 100 client base. Revenue was also down compared to 2002 as a result of the completion of a large, turnkey process facility as well as the completion of several large automotive contracts.

Operating income for 2003 increased $3.1 million compared to 2002 primarily due to a combination of better utilization of professional resources and a reduction in business unit overhead costs partially offset by a lower volume of work. In addition, operating income in 2002 included the recognition of an unfavorable contract adjustment totaling $2.5 million on an international methanol plant construction project. Operating income included no normal profit in 2003 compared to $1.6 million recognized in 2002.

Defense

Revenue for 2003 declined $51.0 million, or 9%, from 2002. Revenue in 2003 declined $117.0 million due to the completion of two major construction projects in 2002 and by $29.5 million due to the completion of the closure activities on a chemical demilitarization project. These effects were offset by higher revenues of $72.0 million on the other five chemical demilitarization projects as they transition from construction to the systemization and operations phases of the projects, and $24.4 million from cooperative threat reduction projects in the former Soviet Union, principally due to the award of two new projects.

Operating income in 2003 increased $5.8 million over the comparable period of 2002 and included $15.1 million from the increase in scope and fees on four threat reduction operations and maintenance contracts, an $8.0 million claim settlement on the closeout of a fixed-price construction project, $5.6 million from an additional claim settlement and $4.4 million favorable settlement of government indirect cost rates. Operating income in 2003 included a fourth quarter charge associated with unbillable indirect costs related to a recently completed chemical demilitarization project of $5.4 million. The costs primarily related to the period December 2000 through December 2003. In 2002, the Defense business unit negotiated a $7.2 million settlement in connection with reforming a construction contract and recognized $7.0 million of additional profit related to favorable progress on a chemical demilitarization contract, both obtained in the acquisition of RE&C. In addition, the Defense business unit successfully completed a chemical demilitarization project within the cost estimate and on schedule. As a result, we recognized additional profit of $8.9 million.

Energy & Environment

Revenue for 2003 declined $242.5 million, or 40%, from 2002. The decline was the result of the sale in October 2002 of EMD, which had recognized revenue totaling $144.0 million in 2002, and the winding down of a large construction contract and an environmental remediation contract together totaling $125.7 million.

Operating income for 2003 declined $16.3 million from 2002. The decline was due to the sale of EMD which had operating income of $24.9 million in 2002, and a reduction of $7.0 million of operating income in 2003 from the winding down of a large cost-type contract beginning in the second quarter of 2003. The renegotiation of a large cost-type contract in 2003 resulted in a reduction of operating income of $9.4 million as compared to 2002. Partially offsetting the decline in operating income was an increase of $19.5 million in 2003 from the renegotiation of two large operations, maintenance and management contracts.

Intersegment and other

Intersegment operating loss of $(19.1) million in 2003 primarily included residual costs from our non-union subsidiary of $8.4 million and bonding fees of $5.3 million, a $5.4 million charge resulting from an under accrual of employee benefits related to periods prior to our emergence from bankruptcy protection, a charge of $3.4 million related to a legal settlement, all partially offset by a gain of $4.9 million from the sale of the Technology Center.

Intersegment operating loss of $(12.5) million for 2002 includes the operations of the Technology Center, a business held for sale. It also includes residual costs from our non-union subsidiary of $7.0 million and bonding fees of $4.6 million, including amortization of the bonding facility fee paid upon emergence from bankruptcy protection.

2002 COMPARED TO 2001

As of February 1, 2002, in connection with our emergence from bankruptcy protection, we adopted fresh-start reporting and created a new entity for financial reporting purposes. Accordingly, our results of operations subsequent to February 1, 2002 are not comparable to the periods prior to February 1, 2002. As a result of the non-comparability between 2002 and 2001, the following comparisons of revenue and operating income include separate discussions of significant transactions and events for each period.

Power

Revenue for 2002 was derived primarily from continuing work on new power generation projects acquired as part of RE&C, steam generator replacement projects and operations and maintenance services contracts. Included in revenue was $544.5 million related to the four Reformed Contracts.

On March 9, 2001, we suspended work on two large construction projects located in Massachusetts that were a part of the acquisition of RE&C. Although we were subsequently retained to participate on these two projects, our role during 2001 was significantly diminished. Approximately $437.1 million of revenue in 2002 is related to the four Reformed Contracts acquired from the Sellers which were originally fixed-price contracts, but which were converted during 2001 to cost-reimbursable contracts. The Sellers remained responsible for the performance of the contracts and, as such, continued to fund the construction of the projects. We were retained by the Sellers on a cost-reimbursable basis and continued to provide construction management services on the projects.

Operating income for 2002 was $24.1 million. The four Reformed Contracts generated income of $15.6 million before allocations of related overhead costs, and engineering services added another $10.1 million. During the year, we recognized a loss of $7.2 million from cost overruns on a steam generator replacement project. Operating income for the year included the recognition of $3.2 million of normal profit. The recognition of normal profit had no impact on our cash flows.

Operating loss for 2001 was $(8.3) million and included recognition of normal profit of $26.4 million in 2001. However, upon conversion of the four Reformed Contracts to cost-reimbursable contracts, the recognition of normal profit was eliminated. Only fee income was recognized for the balance of the year. During 2001, the Power business unit recognized losses of $(11.4) million related to the completion of a significant international project which was acquired as part of the RE&C acquisition and recognized cost overruns of $(9.0) million on a domestic nuclear facility.

Infrastructure

The Infrastructure business unit generated revenue of $772.0 million during 2002. Revenue during 2002 was impacted by the Infrastructure business unit’s inability to obtain historical levels of new work during the pendency of our bankruptcy proceedings. Revenue was primarily generated from existing backlog. Significant sources of revenue included continued work on the dam and hydropower project in the Philippines, the light rail project in New Jersey, a variety of highway and other heavy construction work and engineering services projects.

Revenue for 2001 was $940.3 million due principally to contracts acquired in the acquisition of RE&C and, in particular, a large hydroelectric dam in the Philippines and a large light rail project in New Jersey.

Operating income was $17.8 million for 2002. During the year, we recognized operating income of $26.6 million on a light rail project; however, unfavorable contract adjustments of $23.4 million were recorded on the Philippine dam and hydropower project. In addition, we recognized $5.0 million in profit primarily attributable to the recovery of a claim on a completed construction project. The remaining operating income was generated by numerous construction and infrastructure services projects. Additional unfavorable contract adjustments were recognized during 2002 on two highway projects of $5.1 million. Operating income for the year included the recognition of $25.5 million of normal profit, primarily from certain contracts obtained in the RE&C acquisition.

Operating income for 2001 was $24.5 million. Operating income included recognition of normal profit of $42.2 million, primarily on the hydroelectric dam and light rail projects referred to above. Operating income was impacted by the recognition of losses on fixed-price contracts totaling $(25.0) million.

Mining

Revenue during 2002 of $68.6 million was generated predominantly by continuing work on mine projects and mine management contracts that existed during previous years. Revenue was negatively impacted by the completion of contracts in 2001 that were not replaced during 2002.

During 2002, we recognized operating income of $32.4 million. Operating income included $30.5 million during the year from equity in income of unconsolidated affiliates, which is comprised primarily of our portion of the results of operations of MIBRAG mbH. MIBRAG mbH successfully negotiated amendments to the original agreement on transportation credit matters that had been entered into with the German government in 1993. As a result of those negotiations, MIBRAG mbH recognized $13.0 million in operating income, of which our portion was $6.5 million. In addition, during the fourth quarter, MIBRAG mbH recognized a $12.0 million one-time award of power cogeneration credits, of which our portion was $6.0 million. MIBRAG mbH’s operating income was also favorably impacted by coal production increases during the year and by the strengthening of the Euro as compared to the U.S. dollar.

During 2001, we completed the acquisition of an additional 17% of MIBRAG mbH for approximately $17.5 million, increasing our ownership to 50%. We financed the acquisition through dividends from MIBRAG mbH. Equity in income of unconsolidated affiliates was $17.9 million in 2001, reflecting the increased ownership interest of MIBRAG mbH.

Industrial/Process

The Industrial/Process business unit’s revenue during 2002 was $638.7 million as compared to $957.2 million in 2001 and continued to be impacted by a combination of the softness of the domestic and international economies, the downturn in the telecommunications market and the winding down of some significant projects. Some sectors of the Industrial/Process business unit’s markets continued strong, including automotive, gas processing and biopharmaceuticals.

Operating income for 2002 was $4.1 million, reflecting the impact of economic factors described above. Reduced revenue was partially offset by significant reductions in overhead costs, including the closing of multiple offices, employee terminations and elimination of redundant costs. Significant factors affecting the Industrial/Process business unit’s operating income during the year included the $4.0 million favorable resolution of a long-standing contract claim, $(4.1) million in unfavorable contract adjustments on a contract and $(7.6) million in costs from under-utilization of the business unit’s professional engineering staff. Operating income for 2002 included the recognition of $1.6 million of normal profit from certain contracts obtained in the RE&C acquisition.

Operating loss for 2001 was $(6.3) million due to excess personnel costs as new work declined during the year, provisions related to uncollectible receivables on certain contracts, restructuring charges incurred to adjust the size of the business unit to reflect lower levels of activity expected in the future and higher overhead costs reflecting a full year of activity from the acquisition of RE&C.

Defense

The Defense business unit’s revenue for 2002 was $557.1 million and was favorably impacted by increases in funded scope requirements on four chemical demilitarization projects. These four chemical demilitarization contracts accounted for $462.2 million of the total revenue for 2002. Defense threat reduction contracts in the former Soviet Union contributed $23.2 million. The remainder was generated by defense infrastructure services.

Revenue for 2001 was $582.5 million, of which defense threat reduction contracts contributed $477.4 million. In addition, a major construction contract contributed $78.9 million during 2001.

Chemical demilitarization contracts produced $44.6 million in operating income during 2002, benefiting from the scope expansions previously described. During the year, the Defense business unit negotiated settlements on a reformed construction contract and a chemical demilitarization contract, both obtained in the acquisition of RE&C, for a total of $14.2 million. In addition, the Defense business unit successfully completed a chemical demilitarization project within the cost estimate and on schedule. As a result, we recognized additional profit of $8.9 million.

Operating income for 2001 of $28.1 million was primarily related to ongoing threat reduction contracts. Operating income included $10.5 million in 2001 as a result of the recognition of normal profit related to certain fixed-price contracts from the acquisition of RE&C. In addition, during 2001 the Defense business unit negotiated a $28.5 million claim settlement on the closeout of a fixed price construction project which was partially offset by $21.6 million of unfavorable contract adjustments on another fixed price construction project.

Energy & Environment

The Energy & Environment business unit recognized $610.7 million in revenue during 2002. EMD, which was sold on October 28, 2002, recognized $144.0 million in revenue for the year through the date of sale.

Remaining revenues were recognized primarily from environmental construction contracts totaling $295.6 million during the year and from Department of Energy management service contracts totaling $80.9 million during the year.

Revenue for 2001 was $598.2 million. Department of Energy management service contracts were the primary sources of revenue and contributed approximately 80% of the operating income for 2001, with the balance from energy and environment projects, EMD and commercial businesses. Revenue reflected the completion of the construction phase of the Waste Isolation Pilot Project in New Mexico in 2001 and the start-up of the operations phase of the project, which generated less revenue than did the construction phase.

Operating income for 2002 included $43.4 million from our performance on Department of Energy management projects. Our Department of Energy management service contracts are “agency” contracts; therefore, revenue increases benefit operating income nearly dollar for dollar. EMD generated $24.9 million, and energy and environment projects generated $14.2 million during the year.

Operating income for 2001 was $54.8 million, reflecting increased earnings and higher award and incentive fees on certain projects and increased volume and profitability on commercial contracts. Operating income included goodwill amortization of $13.7 million. We discontinued the amortization of goodwill in 2002 due to our adoption of SFAS No. 142 effective December 29, 2001.

Intersegment and other

Intersegment and other income for 2002 includes the operations of the process technology development portion of the Technology Center, a business held for sale. It also includes residual costs of a non-union construction services center, bonding fees, including amortization of the bonding facility fee paid upon emergence from bankruptcy and unallocated insurance costs.

Intersegment and other for 2001 consisted primarily of integration and merger costs of $18.8 million, corporate restructuring charges of $4.1 million, $3.7 million of residual costs of a non-union construction services center and $14.6 million in operating losses from the Technology Center and international petroleum and chemical operations that were included in the liquidation of Washington International B.V. See Note 3, “Acquisition, Reorganization Case and Fresh-start Reporting” of the Notes to Consolidated Financial Statements in Item 8 of this report.

FINANCIAL CONDITION AND LIQUIDITY

Cash flows
(In millions)

Liquidity and capital resources	Year ended January 2, 2004	Year ended January 3, 2003
Cash and cash equivalents
Beginning of period	$171.2	$138.2
End of period	238.8	171.2

Year ended	Year ended January 2, 2004	Year ended January 3, 2003
Net cash provided (used) by
Operating activities	$79.6	$79.5
Investing activities	40.3	71.9
Financing activities	(52.3)	(118.4)

RECONCILIATION OF GAAP CASH FLOW INFORMATION TO PRO FORMA FINANCIAL INFORMATION

	Eleven months ended January 3, 2003	One month ended February 1, 2002	Year ended January 3, 2003
Net cash provided (used) by
Operating activities	$72.9	$6.6	$79.5
Investing activities	73.5	(1.6)	71.9
Financing activities	(103.4)	(15.0)	(118.4)

Currently, we have three principal sources of near-term liquidity: (1) cash generated by operations; (2) existing cash and cash equivalents; and (3) available capacity under our New Credit Facility. We had cash and cash equivalents of $238.8 million at January 2, 2004, of which $70.7 million was restricted for use on the normal operations of our consolidated joint venture projects or was restricted under our self-insurance programs. In January 2004, approximately $23 million of the $70.7 million restricted at January 2, 2004 was released for our general use. At January 2, 2004, we had no borrowings and $141.4 million in letters of credit outstanding under the New Credit Facility, leaving borrowing capacity of $208.6 million under the facility. For more information on our financing activities, see “New Credit Facility” below and Note 8, “Credit Facilities” of the Notes to Consolidated Financial Statements in Item 8 of this report.

In 2003, cash and cash equivalents increased $67.6 million from $171.2 million at January 3, 2003 to $238.8 million at January 2, 2004. This compares to an increase of cash of $33.0 million in 2002. The discussion below highlights significant aspects of our cash flows.

•                  Operating activities:  In 2003, operating activities provided $79.6 million of cash compared to $79.5 million provided in 2002. Cash in both years increased from favorable results of operations that included several significant non-cash items, including depreciation, non-cash income taxes and the amortization and write-off of deferred financing fees. Operating activities for 2003 used $43.1 million of cash for working capital, $14.3 million for interest payments associated with our credit facilities, $5.7 million for state and foreign income tax payments and $9.9 million paid for reorganization items. In 2002, operating activities used $44.4 million of cash for working capital, $16.3 million for interest payments associated with our credit facilities, $3.6 million for state and foreign income tax payments and $39.6 million of cash paid for reorganization items.

Cash used for working capital in 2003 was primarily the result of our use of advance payments from customers of $34.4 million to complete several power and industrial/process projects. Cash paid for professional fees associated with our reorganization in 2003 declined $29.8 million from 2002 primarily due to the significant legal and professional fees incurred in connection with our emergence from bankruptcy protection. Professional fees paid in 2003 are primarily associated with expenses of the unsecured creditors’ committee for settlement of outstanding claims in connection with our reorganization.

•                  Investing activities: During 2003, investing activities provided $40.3 million of cash, consisting of $34.8 million in proceeds from the sales of property and equipment, $17.7 million of proceeds from the sale of the Technology Center, partially offset by $12.2 million used for the acquisition of plant and equipment required primarily for new work orders in the Infrastructure and Mining business units and to update our information technology systems. Property and equipment sales in 2003 included $17.2 million in proceeds from the sale of excess equipment resulting from the completion of a dam and hydropower project in the Philippines. During 2002, investing activities provided $71.9 million of cash, including $77.1 million from the sale of EMD. Property and equipment sales of $19.3 million in 2002 included $10.0 million from the sale of excess equipment in the Philippines.

•                  Financing activities: During 2003, cash used by financing activities of $52.3 million included $42.1 million in distributions to minority interests (including approximately $27 million to BNFL) and $11.4 million of financing fees paid in connection with the New Credit Facility. Additionally, we received $1.2 million in cash from the exercise of stock options during the year. In 2002, cash used by financing activities of $118.4 million included distributions to minority interests of $63.6 million (including $30.9 million related to the sale of EMD), $34.7 million financing and bonding fees paid in connection with the Senior Secured Revolving Credit Facility and a new bonding agreement and $20.0 million of payments to senior creditors of the RE&C financing facilities.

Income taxes

We anticipate that cash payments for income taxes for 2004 and later years will be substantially less than income tax expense recognized in the financial statements. This difference results from expected tax deductions for goodwill amortization and from use of net operating loss (“NOL”) carryovers. As of January 2, 2004, we have remaining tax goodwill of approximately $60 million resulting from the acquisition of the Westinghouse Businesses and $634 million resulting from the acquisition of RE&C. The amortization of this tax goodwill is deductible over remaining periods of 10.2 and 11.5 years, respectively, resulting in annual tax deductions of approximately $61 million, net of minority interest. The federal NOL carryovers as of January 2, 2004 were approximately $248 million, most of which are subject to an annual limitation of approximately $27 million. Unused limitation from previous years plus NOL carryovers not subject to limitation would allow us to use as much as $77 million of the NOL carryovers in 2004. Until the tax goodwill deductions and the NOL carryovers are exhausted, we will not pay cash taxes (other than a minimal impact for alternative minimum tax) on at least the first $88 million of federal taxable income before tax goodwill amortization and application of NOL carryovers each year.

Cash flows for 2004

As in 2003, we expect to generate positive cash flows from operations in 2004. Specific issues which are relevant to understanding 2004 cash flows include:

•                  Income taxes: We anticipate the payment of state and foreign income taxes. Because of anticipated utilization of tax goodwill amortization of $61 million, and the availability of $77 million of NOL carryovers, we will not pay federal taxes, other than a minimal impact for alternative minimum tax, on the first $138 million of taxable income. Our partners in joint ventures are responsible for their share of the income tax consequences of the joint ventures.

•                  Property and equipment: To maintain our construction and mining equipment fleet, normal capital expenditures for the other business units and to upgrade our information systems hardware and software, we expect to spend approximately $15 million annually. Additionally, in the normal course of business, we sell a portion of our construction and mining equipment fleet each year, depending on estimated future requirements. Depreciation expense for 2003 was $31.4 million, including $10.1 million relating to the equipment used on the Philippine dam and hydropower project. We anticipate additional proceeds from the sale of the remaining equipment will be approximately $10 million.

•                  Pension and post-retirement benefit plans: We expect to fund $12.6 million to our defined benefit pension and post-retirement benefit plans during 2004 as compared to $10.6 million funded in 2003. We estimate financial statement expense under these plans to be approximately $10.0 million in 2004 as compared to $10.7 million in 2003.

•                  Reorganization items: We expect to pay professional fees of approximately $4 million associated with expenses of the unsecured creditors’ committee for settlement of outstanding claims in connection with our reorganization.

•                  Financing activities: During the year ended January 2, 2004, we sold the Technology Center for $17.7 million in cash proceeds and refinanced our existing credit facility, incurring a cash payment of $11.4 million. We do not anticipate similar transactions in 2004.

On January 2, 2004, we had outstanding approximately 8.5 million warrants to purchase New Common Stock. These warrants will expire in January 2006. Additionally, we have issued common stock options that are currently exercisable. At January 2, 2004, the market price of our New Common Stock exceeded the exercise price of the warrants and options. If the warrants or options are exercised, we would receive proceeds to the extent of the exercise price of the warrant or options. For a complete discussion of these, see Note 16, “Capital Stock, Stock Purchase Warrants and Stock Compensation Plans” of the Notes to Consolidated Financial Statements in Item 8 of this report.

•                  MIBRAG mbH: During the first quarter of 2003, MIBRAG mbH, our German mining venture that operates lignite coal mines and power plants in Germany, reached an agreement with one of its customers to contribute to a retrofit of the customer’s power plant because the quality of the coal MIBRAG mbH is delivering had fallen below specifications in the coal supply contract. MIBRAG mbH has agreed to contribute 45 million Euros toward the retrofit, of which 21 million Euros were paid in 2003 and 14 million Euros will be paid in 2004 and 10 million Euros in 2005. The coal supply contract was assumed by MIBRAG mbH in the privatization in 1994. MIBRAG mbH believes the German government guaranteed that the coal quality was sufficient to fulfill the terms of the contract assumed. Discussions are ongoing with government representatives regarding potential contributions from the government to reduce the contribution of MIBRAG mbH to the retrofit. MIBRAG mbH will amortize the cost over the remaining 17 years of the coal supply contract. In addition, higher coal sales have required a review of the timing of capital expenditures, and some acceleration of expenditures may be required to meet commitments. The combination of these two issues may reduce cash distributions from MIBRAG mbH over the next two to three years. Distributions received in 2003 amounted to $6.6 million.

Financial condition and liquidity

We expect to use cash to, among other things, satisfy contractual obligations, fund working capital requirements and make capital expenditures. For additional information on contractual obligations and capital expenditures, see “Contractual Obligations” below and “Property and Equipment” above.

We believe that our cash flows from operations, existing cash and cash equivalents and available capacity under our revolving credit facility will be sufficient to meet our reasonably foreseeable liquidity needs.

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

We continually evaluate alternative capital structures and the terms of our credit facilities. We may also, from time to time, pursue opportunities to complement existing operations through business combinations and participation in ventures, which may require additional financing and utilization of our capital resources.

Contractual obligations

As of January 2, 2004, we had the following contractual obligations:

	Payments due by period
Contractual obligations (In millions)	Less than 1 year	1 - 2 years	3 - 5 years	More than 5 years	Total
Long-term debt obligations	$—	$—	$—	$—	$—
Capital lease obligations	—	—	—	—	—
Operating lease obligations	35.4	57.3	25.3	11.2	129.2
Purchase obligations (a)	7.7	16.4	16.2	16.6	56.9
Other long-term liabilities reflected on the Registrant’s balance sheet under GAAP	—	—	—	—	—
Credit facility (b)	12.5	25.2	9.5	—	47.2
Total	$55.6	$98.9	$51.0	$27.8	$233.3

(a)          Purchase commitments represent future cash payments for information technology services. Commitments pursuant to subcontracts and other purchase orders related to engineering and construction contracts are not included since such amounts are expected to be funded under contract billings.

(b)         Represents payments for letter of credit, commitment and administrative fees for our New Credit Facility.

In addition, $274,697 of long-term debt, non-recourse to the parent companies, existed on our unconsolidated affiliates at January 2, 2004.

In the normal course of business, we cause letters of credit and surety bonds to be issued generally in connection with contract performance obligations that are not required to be recorded in our consolidated balance sheets. We are obligated to reimburse the issuer of our letters of credit or surety bonds for any payments made thereunder. The table below presents the expiration of our estimated outstanding commitments on letters of credit and surety bonds outstanding as of January 2, 2004 for each of the next five years and thereafter. Although letters of credit under the New Credit Facility expire upon termination of the New Credit Facility, the presentation is prepared based on the expiration period of our contractual obligations with the customer or beneficiary. At January 2, 2004, $141.4 million of the outstanding letters of credit was issued under the New Credit Facility. We have pledged cash and cash equivalents as collateral for our reimbursement obligation with respect to $34.0 million in face amount of specified letters of credit that were outstanding at January 2, 2004 outside of our New Credit Facility. Our commitments under performance bonds generally end concurrent with the expiration of our contractual obligation. The face amount of the surety bonds expiring by period is presented below. Our actual exposure is limited to estimated cost to complete our bonded contracts which was approximately $395 million at January 2, 2004.

Other commercial commitments (in millions)	Letters of credit	Surety bonds	Total
Commitments expiring by period
2004	$20.6	$414.8	$435.4
2005	1.0	373.6	374.6
2006	5.6	—	5.6
2007	.3	556.3	556.6
2008	—	—	—
Thereafter	147.9	—	147.9
Total other commercial commitments	$175.4	$1,344.7	$1,520.1

Guarantees

We have guaranteed the indemnity obligations of the Westinghouse Businesses relating to the sale of EMD to Curtiss-Wright Corporation for the potential occurrence of specified events, including breaches of representations and warranties and/or failure to perform certain covenants or agreements. Generally, the indemnification provisions expire within three years and are capped at $20 million. In addition, the indemnity provisions relating to environmental conditions obligate the Westinghouse Businesses to pay Curtiss-Wright Corporation up to a maximum $3.5 million for environmental losses they incur over $5 million. The Westinghouse Businesses are also responsible for environmental losses that exceed $1.3 million related to a specified parcel of the sold property. If the Westinghouse Businesses are unable to perform their indemnity obligations, BNFL has agreed to indemnify us for 40% of losses we incur as a result of our guarantee. We believe that the indemnification provisions will not have a material adverse effect on our financial position, results of operations or cash flows.

New Credit Facility

The New Credit Facility provides for a senior secured facility in an amount up to $350 million in the aggregate of loans and other financial accommodations allocated pro rata between two facilities as follows: a Tranche A facility in the amount of $115.0 million and a Tranche B facility in the amount of $235.0 million.

The New Credit Facility was entered into to replace the old Senior Secured Revolving Credit Facility and for ongoing working capital, general corporate purposes and letter of credit issuance. Borrowings under the New Credit Facility are required to be allocated between the two tranches on a proportional basis, based upon the size of each tranche. The borrowing rate under the New Credit Facility is the applicable LIBOR, which has a stated floor of 2%, plus an additional margin of 3.75%. As of January 2, 2004, the effective rate was 5.75%. The New Credit Facility carries other fees, including commitment fees and letter of credit fees, normal and customary for such credit agreements. For the year ended January 2, 2004, commitment and letter of credit fees expense was $12.4 million. The New Credit Facility contains financial covenants, including minimum net worth, capital expenditures, maintenance of certain financial and operating ratios, and specified events of default which are typical for a credit agreement governing credit facilities of the size, type and tenor of the Credit Facility. The Credit Facility also contains affirmative and negative covenants limiting our ability and the ability of certain of our subsidiaries to incur debt or liens, provide guarantees, make investment and pay dividends. See “Risk Factors - The documents governing our indebtedness restrict our ability and the ability of some of our subsidiaries to engage in some business transactions” in Item 1 of this report.

At January 2, 2004, there were no amounts borrowed under our New Credit Facility. As of January 2, 2004, we had issued financial letters of credit under the New Credit Facility in the amount of $141.4 million, leaving borrowing capacity of $208.6 million under the New Credit Facility.

ACCOUNTING STANDARDS

Adoption of accounting standards

In April 2003, “FASB” issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. Because we did not have any derivative instruments subject to the provisions of SFAS No. 133, the adoption of SFAS No. 149 did not impact our financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) that may previously have been classified as equity. Most of the guidance in SFAS No. 150 was effective for all financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of our third quarter of 2003. The adoption of SFAS No. 150 did not have a significant impact on our financial position, results of operations or cash flows.

In December 2003, the FASB issued SFAS No. 132 (Revised) (“Revised SFAS No. 132”), Employer’s Disclosure about Pensions and Other Postretirement Benefits. Revised SFAS No. 132 retains the disclosure requirements of SFAS No. 132 and requires additional disclosures relating to pension and post-retirement assets, obligations, cash flows and net periodic benefit cost. Revised SFAS No. 132 is effective for our year ended January 2, 2004, except that certain disclosures are effective for fiscal years ending after June 15, 2004. Interim period disclosures are effective for us in the first quarter of 2004. The adoption of Revised SFAS No. 132 did not impact our financial position, results of operations or cash flows. The disclosures in Note 10, “Benefit Plans,” have been revised to include the additional disclosures required by Revised SFAS No. 132.

Recently issued accounting standards

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), which is an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. FIN 46 requires a variable interest entity to be consolidated by a company that is considered to be the primary beneficiary of that variable interest entity. In December 2003, the FASB issued FIN 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46-R”) to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R to our consolidated financial statements include:

•                  Special purpose entities. We completed our assessment and determined we have no investment in special purpose entities as defined by FIN 46-R.

•                  Non-special purpose entities. We are required to adopt FIN 46-R at the end of the first quarter of 2004. As is common to our industry, we have executed contracts jointly with third parties through partnerships and joint ventures. We account for a majority of these investments in accordance with Emerging Issues Task Force (“EITF”) Issue 00-01, Investor Balance Sheet and Income Statement Display under the Equity Method for Investments in Certain Partnerships and Other Ventures. We believe the adoption of FIN 46-R will not be material to our financial position, results of operations or cash flows for non-special purpose entities. To the extent we enter into any significant joint venture and partnership agreements in the future that would require consolidation under FIN 46-R, it could have a material impact on our consolidated financial statements in future filings.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

(In millions)

Interest rate risk

Our exposure to market risk for changes in interest rates relates primarily to our short-term investment portfolios and debt obligations. Our short-term investment portfolio consists primarily of highly liquid instruments with maturities of one month or less. Substantially all cash and cash equivalents at January 2, 2004 of $239 million were held in short-term investments classified as cash equivalents.

From time to time, we effect borrowings under bank credit facilities or otherwise for general corporate purposes, including working capital requirements and capital expenditures. Borrowings under our New Credit Facility, of which there currently are none, bear interest at the applicable LIBOR or prime rate, plus an additional margin and, therefore, are subject to fluctuations in interest rates.

Foreign currency risk

We conduct our business in various regions of the world. Our operations are, therefore, subject to volatility because of currency fluctuations, inflation changes and changes in political and economic conditions in these countries. We are subject to foreign currency translation and exchange issues, primarily with regard to our mining venture, MIBRAG mbH, in Germany. At January 2, 2004 and January 3, 2003, the cumulative adjustments for translation gains (losses), net of related income tax benefits, were $25.5 million and $9.7 million, respectively. While we endeavor to enter into contracts with foreign customers with repayment terms in U.S. currency in order to mitigate foreign exchange risk, our revenues and expenses are sometimes denominated in local currencies, and our results of operations may be affected adversely as currency fluctuations affect our pricing and operating costs or those of our competitors. We engage from time to time in hedging operations, including forward foreign exchange contracts, to reduce the exposure of our cash flows to fluctuations in foreign currency rates. We do not engage in hedging for speculative investment reasons. We can give no assurances that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

WASHINGTON GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Financial Statements and Financial Statement Schedule as of

January 2, 2004 and January 3, 2003, and for the year ended

January 2, 2004, the eleven months ended January 3, 2003, the one month ended

February 1, 2002, the one month ended December 28, 2001 and

the year ended November 30, 2001

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of Washington Group International, Inc.

We have audited the accompanying consolidated balance sheets of Washington Group International, Inc. and subsidiaries as of January 2, 2004 and January 3, 2003 (Successor Company balance sheets) and the related consolidated statements of operations, comprehensive income (loss), cash flows and stockholders’ equity (deficit) for the year ended January 2, 2004 and the eleven months ended January 3, 2003 (Successor Company operations), and for the one month ended February 1, 2002, the one month ended December 28, 2001, and the year ended November 30, 2001 (Predecessor Company operations). Our audits also included the consolidated financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

As discussed in Note 3 to the financial statements, on December 21, 2001, the bankruptcy court entered an order confirming the Plan of Reorganization which became effective after the close of business on January 25, 2002. Accordingly, the accompanying financial statements have been prepared in conformity with AICPA Statement of Position 90-7, Financial Reporting for Entities in Reorganization under the Bankruptcy Code, for the Successor Company as a new entity with assets, liabilities and a capital structure having carrying values not comparable with prior periods as described in Note 1.

In our opinion, the Successor Company consolidated financial statements present fairly, in all material respects, the financial position of Washington Group International, Inc. and subsidiaries as of January 2, 2004 and January 3, 2003, and the results of their operations and their cash flows for the year ended January 2, 2004 and the eleven months ended January 3, 2003, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor Company consolidated financial statements referred to above present fairly, in all material respects, the results of the Predecessor Company operations and cash flows for the one month ended February 1, 2002, the one month ended December 28, 2001, and the year ended November 30, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed their method of accounting for goodwill and other intangible assets for periods after December 28, 2001 to conform to Statement of Financial Accounting Standards No. 142.

/s/ DELOITTE & TOUCHE LLP

Boise, Idaho
March 2, 2004

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share data)

Successor Company

Predecessor Company

	Year ended January 2, 2004	Eleven months ended January 3, 2003	One month ended February 1, 2002	One month ended December 28, 2001	Year ended November 30, 2001
Revenue	$2,501,151	$3,311,614	$349,912	$308,289	$4,041,615
Cost of revenue	(2,324,802)	(3,162,578)	(338,792)	(308,087)	(3,943,920)
Gross profit	176,349	149,036	11,120	202	97,695
Equity in income of unconsolidated affiliates	25,519	27,342	3,109	1,258	17,890
General and administrative expenses	(57,520)	(48,138)	(4,180)	(5,443)	(56,878)
Goodwill amortization	—	—	—	(1,553)	(14,635)
Integration and merger costs (Note 3)	—	—	—	—	(18,858)
Restructuring charges (Note 4)	—	—	(625)	(26,262)	(6,963)
Other operating income	6,182	3,420	—	—	—
Operating income (loss)	150,530	131,660	9,424	(31,798)	18,251
Investment income	1,748	926	400	149	9,278
Interest expense (a)	(24,587)	(26,784)	(1,193)	(603)	(56,769)
Write-off of deferred financing fees (Note 8)	(9,831)	—	—	—	—
Other income (expense), net	(2,101)	1,874	(563)	(473)	(10,494)
Income (loss) before reorganization items, income taxes, minority interests and extraordinary item	115,759	107,676	8,068	(32,725)	(39,734)
Reorganization items (Note 3)	(4,900)	(3,174)	(72,057)	(8,148)	(56,479)
Income tax (expense) benefit	(46,888)	(46,217)	20,078	14,907	26,765
Minority interests in (income) loss of consolidated subsidiaries	(21,908)	(20,584)	(1,132)	56	(15,528)
Income (loss) before extraordinary item	42,063	37,701	(45,043)	(25,910)	(84,976)
Extraordinary item - gain on debt discharge, net of tax of $343,539 (Note 3)	—	—	567,193		—
Net income (loss)	$42,063	$37,701	$522,150	$(25,910)	$(84,976)
Income per share:
Basic	$1.68	$1.51	— (b)	— (b)	— (b)
Diluted	1.66	1.51	— (b)	— (b)	— (b)
Common shares used to compute income per share:
Basic	25,007	25,000	— (b)	— (b)	— (b)
Diluted	25,322	25,005	— (b)	— (b)	— (b)

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

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Successor Company		Predecessor Company
	Year ended January 2, 2004	Eleven months ended January 3, 2003	One month ended February 1, 2002	One month ended December 28, 2001	Year ended November 30, 2001

Net income (loss)	$42,063	$37,701	$522,150	$(25,910)	$(84,976)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	15,844	9,652	80	482	1,851
Unrealized gains on marketable securities:
Unrealized net holding gains arising during period	—	—	—	—	474
Less: Reclassification adjustment for net gains realized in net income	—	—	—	—	(861)
Amounts reclassified to net income in fresh-start reporting (Note 3)	—	—	20,268	—	—
Derivatives designated as cash flow hedges:
Cumulative effect of adoption of accounting principle	—	—	—	—	(1,161)
Realized loss on settled or terminated contracts	—	—	—	—	2,750
Minimum pension liability adjustment, net	(1,154)	(603)	—	—	(4,630)
Other comprehensive income (loss), net of tax	14,690	9,049	20,348	482	(1,577)
Comprehensive income (loss)	$56,753	$46,750	$542,498	$(25,428)	$(86,553)

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

(In thousands except per share data)

	Successor Company
	January 2, 2004	January 3, 2003
ASSETS
Current assets
Cash and cash equivalents	$238,835	$171,192
Accounts receivable, including retentions of $13,663 and $23,546, respectively	248,456	214,678
Unbilled receivables	142,250	178,290
Investments in and advances to construction joint ventures	26,346	23,271
Deferred income taxes	89,320	74,223
Assets held for sale	—	23,543
Other	43,804	45,897
Total current assets	789,011	731,094

Investments and other assets

Investments in unconsolidated affiliates	145,144	99,356
Goodwill	359,903	387,254
Deferred income taxes	26,644	51,219
Other	18,928	27,210
Total investments and other assets	550,619	565,039

Property and equipment
Construction equipment	94,234	124,099
Other equipment and fixtures	28,500	25,233
Buildings and improvements	10,212	12,377
Land and improvements	2,491	5,950
Total property and equipment	135,437	167,659
Less accumulated depreciation	(64,544)	(48,428)
Property and equipment, net	70,893	119,231
Total assets	$1,410,523	$1,415,364

The accompanying notes are an integral part of the consolidated financial statements.

	Successor Company
	January 2, 2004	January 3, 2003
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and subcontracts payable, including retentions of $21,184 and $19,623, respectively	$176,300	$165,618
Billings in excess of cost and estimated earnings on uncompleted contracts	170,182	202,600
Accrued salaries, wages and benefits, including compensated absences of $45,765 and $43,580, respectively	131,216	136,214
Other accrued liabilities	60,708	82,513
Liabilities related to assets held for sale	—	8,167
Total current liabilities	538,406	595,112
Non-current liabilities

Self-insurance reserves	58,674	69,934
Pension, post-retirement and other benefit obligations	104,090	97,453
Total non-current liabilities	162,764	167,387
Contingencies and commitments
Minority interests

48,469

56,115

Stockholders’ equity

Preferred stock, par value $.01 per share, 10,000 shares authorized	—	—
Common stock, par value $.01 per share, 100,000 shares authorized; 25,046 and 25,000 shares issued, respectively	250	250
Capital in excess of par value	528,484	521,103
Stock purchase warrants	28,647	28,647
Retained earnings	79,764	37,701
Accumulated other comprehensive income	23,739	9,049
Total stockholders’ equity	660,884	596,750
Total liabilities and stockholders’ equity	$1,410,523	$1,415,364

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Successor Company		Predecessor Company
	Year ended January 2, 2004	Eleven months ended January 3, 2003	One month ended February 1, 2002	One month ended December 28, 2001	Year ended November 30, 2001
Operating activities
Net income (loss)	$42,063	$37,701	$522,150	$(25,910)	$(84,976)
Reorganization items	4,900	3,174	36,979	8,148	56,479
Adjustments to reconcile net income (loss) to cash provided (used) by operating activities:
Reorganization items:
Cash paid for reorganization items	(9,869)	(19,091)	(20,548)	(11,364)	(40,958)
Fresh-start adjustments	—	—	35,078	—	—
Extraordinary item-gain on debt discharge	—	—	(567,193)	—	—
Depreciation of property and equipment	31,369	50,742	5,612	5,292	74,397
Amortization of goodwill	—	—	—	1,553	14,635
Amortization and write-off of financing fees	19,565	11,091	624	354	20,715
Normal profit	(2,331)	(27,425)	(3,518)	(4,378)	(87,200)
Non-cash income tax expense	43,057	40,309	(9,147)	(13,413)	(44,068)
Minority interests in net income of consolidated subsidiaries	21,908	20,584	1,132	(56)	15,528
Equity in income of unconsolidated affiliates, less dividends received	(17,091)	(15,717)	(3,109)	(1,058)	530
Self-insurance reserves	(11,259)	20,611	7,921	2,540	(24,667)
Compensation related to stock options	6,174	—	—	—	—
Loss (gain) on sale of assets, net	(7,682)	(5,599)	227	(262)	(6,562)
Gain on foreign entity bankruptcies, including cash forfeited of $7,185	—	—	—	—	(41,729)
Other	1,901	8,857	(7,635)	(1,990)	(9,834)
Changes in other assets and liabilities (including assets and liabilities held for sale):
Accounts receivable and unbilled receivables	605	150,644	41,883	13,994	167,033
Investments in and advances to construction joint ventures	(7,531)	14,936	4,138	3,765	970
Other current assets	2,869	15,607	(5,212)	8,301	(31,166)
Accounts payable and subcontracts payable, accrued salaries, wages and benefits and other accrued liabilities	(4,629)	(102,270)	20,027	29,288	21,363
Billings in excess of cost and estimated earnings	(34,408)	(131,291)	(52,821)	(3,587)	(234,574)
Net cash provided (used) by operating activities	79,611	72,863	6,588	11,217	(234,084)
Investing activities

Property and equipment acquisitions	(12,213)	(22,957)	(3,903)	(1,266)	(37,018)
Property and equipment disposals	34,881	19,326	2,339	434	26,178
Purchases of available-for-sale securities	—	—	—	—	(12,224)
Sales and maturities of available-for-sale securities	—	—	—	—	51,347
Purchase of equity investment	—	—	—	—	(17,500)
Proceeds from business sales	17,700	77,133	—	—	—
Net cash provided (used) by investing activities	40,368	73,502	(1,564)	(832)	10,783

	Successor Company		Predecessor Company
	Year ended January 2, 2004	Eleven months ended February 1, 2003	One month ended February 1, 2002	One month ended December 28, 2001	Year ended November 30, 2001
Financing activities

Payments on senior secured credit facilities	—	—	(20,000)	—	—
Proceeds from debtor-in-possession financing	—	—	—	—	16,000
Repayment of debtor-in-possession financing	—	—	—	—	(16,000)
Net payments on long-term revolving line of credit	—	—	—	—	(1,294)
Payment of financing and bonding fees	(11,438)	—	(34,749)	—	(16,500)
Net borrowings (repayments) under credit agreement	—	(40,000)	40,000	—	—
Distributions to minority interests, net (including $30,853 related to sale of EMD in eleven months ended January 3, 2003)	(42,105)	(63,374)	(227)	(547)	(24,023)
Proceeds from exercise of stock options	1,207	—	—	—	—
Net cash used by financing activities	(52,336)	(103,374)	(14,976)	(547)	(41,817)
Increase (decrease) in cash and cash equivalents	67,643	42,991	(9,952)	9,838	(265,118)
Cash and cash equivalents at beginning of period	171,192	128,201	138,153	128,315	393,433
Cash and cash equivalents at end of period	$238,835	$171,192	$128,201	$138,153	$128,315

Supplemental disclosure of cash flow information (Note 14)

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

				Capital		Retained		Accumulated
	Shares of			in	Stock	earnings		other
	Common stock		Common	excess of	purchase	(Accumulated	Treasury	comprehensive
Period ended	Issued	Treasury	stock	par value	warrants	deficit)	stock	income (loss)
December 1, 2000	54,486	(2,019)	$545	$250,112	$6,550	$(679,680)	$(23,192)	$(19,253)
Net loss						(84,976)
Shares issued under stock award plan				6
Foreign currency translation adjustments, net								1,851
Change in unrealized gain on available-for-sale securities, net								(387)
Derivatives designated as cash flow hedges:
Cumulative effect of adoption of accounting principle								(1,161)
Realized loss on settled or terminated contracts								2,750
Minimum pension liability adjustment, net								(4,630)
November 30, 2001	54,486	(2,019)	545	250,118	6,550	(764,656)	(23,192)	(20,830)
Net loss						(25,910)
Foreign currency translation adjustments, net								482
December 28, 2001	54,486	(2,019)	545	250,118	6,550	(790,566)	(23,192)	(20,348)
Net income, including extraordinary gain of $567,193						522,150
Foreign currency translation adjustments, net								80
Plan of Reorganization:
Cancel Predecessor common stock	(54,486)	2,019	(545)	(250,118)			23,192
Cancel Predecessor stock purchase warrants					(6,550)
Eliminate Predecessor accumulated deficit and accumulated other comprehensive loss						268,416		20,268
Issue Successor common shares	25,000		250	521,103
Issue Successor stock purchase warrants					28,647
February 1, 2002	25,000	—	250	521,103	28,647	—	—	—
Net income						37,701
Foreign currency translation adjustments, net								9,652
Minimum pension liability adjustment, net								(603)
January 3, 2003	25,000	—	250	521,103	28,647	37,701	—	9,049
Net income						42,063
Shares issued upon exercise of stock options	46			1,207
Compensation related to stock options				6,174
Foreign currency translation adjustments, net								15,844
Minimum pension liability adjustment, net								(1,154)
January 2, 2004	25,046	—	$250	$528,484	$28,647	$79,764	$—	$23,739

The accompanying notes are an integral part of the consolidated financial statements.

WASHINGTON GROUP INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except per share data)

The terms “we,” “us” and “our” as used in this annual report include Washington Group International, Inc. (“Washington Group International”) and its consolidated subsidiaries unless otherwise indicated. On May 14, 2001, Washington Group International and several but not all of its subsidiaries filed for Chapter 11 bankruptcy protection. On January 25, 2002, we emerged from bankruptcy protection. See Note 3, “Acquisition, Reorganization Case and Fresh-start Reporting.”

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

We participate in construction joint ventures, often as sponsor and manager of projects, which are formed for the sole purpose of bidding, negotiating and completing specific projects. We participate in two incorporated mining ventures: Westmoreland Resources, Inc., a coal mining company in Montana, and MIBRAG mbH, a company that operates lignite coal mines and power plants in Germany. We also participate in two incorporated government contracting ventures, collectively the Westinghouse Businesses. Our venture partner is British Nuclear Services, Inc. (“BNFL”). We hold a 60% economic interest in the Westinghouse Businesses and BNFL holds a 40% economic interest. On July 7, 2000, we purchased from Raytheon Company (“Raytheon”) and Raytheon Engineers & Constructors International, Inc. (“RECI”) the capital stock of the subsidiaries of RECI and specified other assets of RECI, and we assumed specified liabilities of RECI. The businesses that we purchased, hereinafter called “RE&C,” provide engineering, design, procurement, construction, operation, maintenance and other services on a global basis. See Note 3, “Acquisition, Reorganization Case and Fresh-start Reporting.”

Basis of presentation

The consolidated financial statements include the accounts of Washington Group International and all of its majority-owned subsidiaries and certain majority-owned construction joint ventures. Investments in unconsolidated construction joint ventures are accounted for by the equity method on the balance sheet with our proportionate share of revenue, cost of revenue and gross profit included in the consolidated statements of operations. Investments in incorporated unconsolidated affiliates are accounted for using the equity method. Intercompany accounts and transactions have been eliminated.

As of February 1, 2002, we adopted fresh-start reporting pursuant to the guidelines provided by the American Institute of Certified Public Accountants Statement of Position (“SOP”) 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. In connection with the adoption of fresh-start reporting, a new entity was created for financial reporting purposes. We used the purchase method of accounting to allocate our reorganization value of $550 million to our assets and liabilities based on estimates of fair value. Accordingly, periods subsequent to February 1, 2002 are not comparable to prior periods. In the accompanying financial statements and notes to financial statements, the periods presented through February 1, 2002 have been designated “Predecessor Company,” and the periods subsequent to February 1, 2002 have been designated “Successor Company.” See Note 3, “Acquisition, Reorganization Case and Fresh-start Reporting.”

Effective December 29, 2001, we changed our fiscal year to the 52/53 weeks ending on the Friday closest to December 31 from the 52/53 weeks ending on the Friday closest to November 30. The change in reporting period has not materially affected comparability between the reporting periods presented.

Revenue recognition

We follow the provisions of SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts.  We recognize revenue on engineering and construction-type contracts using the percentage-of-completion method of accounting whereby revenue is recognized as performance under the contract progresses. For most of our fixed-price and target-price contracts, we use a cost-to-cost approach to measure progress towards completion. Under the cost-to-cost method, we make periodic estimates of our progress towards completion by comparing costs incurred to date with total estimated contract costs. Revenue is then calculated on a cumulative basis (project-to-date) as the total contract value multiplied by the current percentage complete. Revenue for a reporting period is calculated as the cumulative project-to-date revenue less project revenue recognized in prior periods. However, we defer profit recognition on fixed-price and certain target-priced construction contracts until progress is sufficient to estimate the probable outcome, which generally does not occur until the project is at least 20% complete.

For contracts that include significant materials or equipment costs, we use an efforts expended method to measure progress towards completion based on labor hours, labor dollars or some other measurement of physical completion. For certain long-term contracts involving mining and environmental and hazardous substance remediation, progress towards completion is measured using the units of production method. Revenues from reimbursable or cost-plus contracts are recognized on the basis of costs incurred during the period plus the fee earned. Service-related contracts, including operations and maintenance contracts, are accounted for over the period of performance, in proportion to the costs of performance, evenly over the period or over units of production. Award fees associated with U.S. government contracts are initially estimated and recognized based on prior historical performance until the client has confirmed the final award fee. Performance-based incentive fees are included in contract value when a basis exists for the reasonable prediction of performance in relation to established targets. When a basis for reasonable prediction does not exist, performance-based incentive fees are recognized when actually awarded by the client.

Revenue recognition for construction and engineering contracts also depends on whether the contract or project is determined to be an “at-risk” or an “agency” relationship between the client and us. Determination of the relationship is based on characteristics of the contract or the relationship with the client. For “at-risk” relationships, the gross revenue and the costs of materials, services, payroll, benefits, non-income tax and other costs are recognized in our statements of operations. For “agency” relationships, where we act as an agent for our client, only fee revenue is recognized, meaning that direct project costs and the related reimbursement from the client are netted.

The use of the percentage-of-completion method for revenue recognition requires the use of various estimates, including among others, the extent of progress towards completion, contract completion costs and contract revenue. Profit margins to be recognized are dependent upon the accuracy of estimated engineering progress, materials quantities, achievement of milestones and other incentives, penalty provisions, labor productivity and other cost estimates. Such estimates are dependent upon various judgments we make with respect to those factors, and some are difficult to accurately determine until the project is significantly underway. Progress is evaluated each reporting period. We recognize adjustments to profitability on contracts utilizing the percentage-of-completion method on a cumulative basis, when such adjustments are identified. We have a history of making reasonably dependable estimates of the extent of progress towards completion, contract revenue and contract completion costs on our long-term engineering and construction contracts. However, due to uncertainties inherent in the estimation process, it is possible that actual completion costs may vary from estimates. In limited circumstances, we may use the completed-contract method for specific contracts for which reasonably dependable estimates cannot be made or for which inherent hazards make the estimates doubtful. The completed contract method was not utilized during any of the periods presented.

Change orders and claims

Once contract performance is underway, we often experience changes in conditions, client requirements, specifications, designs, materials and expectations regarding the period of performance. The majority of such changes present minimal or no financial risk to us. Generally, a “change order” will be negotiated with our customer to modify the original contract to approve both the scope and price of the change. Occasionally, however, disagreements arise regarding changes, their nature, measurement, timing and other characteristics that impact costs and revenue under the contract. When a change becomes a point of dispute between our customer and us, we then consider it as a claim.

Costs related to change orders and claims are recognized when they are incurred. Change orders are included in total estimated contract revenue when it is probable that the change order will result in a bona fide addition to contract value and can be reliably estimated. Claims are included in total estimated contract revenue, only to the extent that contract costs related to the claim have been incurred, when it is probable that the claim will result in a bona fide addition to contract value and can be reliably estimated. Those two conditions are satisfied when (1) the contract or other evidence provides a legal basis for the claim or a legal opinion is obtained providing a reasonable basis to support the claim, (2) additional costs incurred were caused by unforeseen circumstances and are not the result of deficiencies in our performance, (3) costs associated with the claim are identifiable and reasonable in view of work performed and (4) evidence supporting the claim is objective and verifiable. No profit is recognized on claims until final settlement occurs. This can lead to a situation where costs are recognized in one period and revenue is recognized when customer agreement is obtained or claim resolution occurs, which can be in subsequent periods. We recognized revenue related to claims in the following amounts for the periods presented:

Successor Company			Predecessor Company
Year ended January 2, 2004	Eleven months ended January 3, 2003	One month ended February 1, 2002	One month ended December 28, 2001	Year ended November 30, 2001
$35,199	$15,393	$—	$—	$31,683

Substantially all claims were settled and collected during each respective period for which claim revenue was recognized. Additional contract related costs, including subcontractors’ share of claim settlements, of $8,998 and $2,554 for the year ended January 2, 2004 and the eleven months ended January 3, 2003, respectively, reduced the impact on gross profit of the claim settlements included above.

Estimated losses on uncompleted contracts and changes in contract estimates

We record provisions for estimated losses on uncompleted contracts in the period in which such losses are identified. The cumulative effects of revisions to contract revenue and estimated completion costs are recorded in the accounting period in which the amounts become evident and can be reasonably estimated. These revisions can include such items as the effects of change orders and claims, warranty claims, liquidated damages or other contractual penalties, adjustments for audit findings on U.S. government contracts and contract closeout settlements.

Segmenting contracts

Occasionally a contract may include several elements or phases, each of which were negotiated separately with the customer that we agreed to perform without regard to the performance of others. We follow the criteria set forth in SOP 81-1 when segmenting contracts. In these situations, we segment the contract and assign revenues to the different elements or phases to achieve different rates of profitability based on the relative value of each element or phase to the estimated contract revenue. Values assigned to the segments are based on our normal historical prices and terms of such services to other customers.

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

Classification of current assets and liabilities

We include in current assets and liabilities amounts realizable and payable under contracts that extend beyond one year. Accounts receivable at January 2, 2004 and January 3, 2003 included approximately $6,296 and $3,189, respectively, of contract retentions, which are not expected to be collected within one year. At January 2, 2004 and January 3, 2003, accounts receivable included $1,141 and $14,101, respectively, of short-term marketable securities jointly held with customers as contract retentions, the market value of which approximated the carrying amounts. We recognize interest income from marketable securities as earned. Advances from customers are non-interest bearing. Subcontracts payable, billings in excess of costs and estimated earnings on uncompleted contracts and estimated costs to complete long-term contracts each contain amounts that, depending on contract performance, resolution of U.S. government contract audits, negotiations, change orders, claims or changes in facts and circumstances, may not require payment within one year.

Cash and cash equivalents

Cash and cash equivalents consist of liquid securities with remaining maturities of three months or less at the date of acquisition that are readily convertible into known amounts of cash. At January 2, 2004, cash and cash equivalents included amounts totaling $70,667 that were restricted for use in the normal operations of our consolidated construction joint ventures, by projects having contractual cash restrictions and by our self-insurance programs. The comparable amount at January 3, 2003 was $90,791.

Accounts and unbilled receivables

Accounts receivable at January 2, 2004 and January 3, 2003 include allowance for doubtful accounts of $13,519 and $19,414, respectively. Unbilled receivables represent costs incurred under contracts in process that have not yet been invoiced to customers and arise from the use of the percentage-of-completion method of accounting, cost reimbursement-type contracts and the timing of billings. Substantially all unbilled receivables at January 2, 2004 are expected to be billed and collected within one year.

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

Goodwill

Goodwill is now subject to annual impairment tests pursuant to SFAS No. 142, Goodwill and Other Intangible Assets. In periods prior to 2002, we amortized goodwill. Effective February 1, 2002, in conjunction with fresh-start reporting, we used the purchase method of accounting to allocate our reorganization value to our net assets, with the excess recorded as goodwill on the basis of estimates of fair value. See Note 3, “Acquisition, Reorganization Case and Fresh-start Reporting.” For income tax purposes, we have tax deductible goodwill in excess of financial statement goodwill. As goodwill is deducted for income tax purposes, substantially all the resulting tax benefit reduces financial statement goodwill.

SFAS No. 142, adopted effective December 29, 2001, provides that prior periods’ results, in which goodwill was amortized, should not be restated. The following table presents our comparative operating results for the periods prior to the adoption of SFAS No. 142 reflecting the elimination of goodwill amortization expense.

Successor Company

Predecessor Company

	Year ended January 2, 2004	Eleven months ended January 3, 2003	One month ended February 1, 2002	One month ended December 28, 2001	Year ended November 30, 2001
Reported income (loss) before extraordinary item	$42,063	$37,701	$(45,043)	$(25,910)	$(84,976)
Goodwill amortization, net of tax	—	—	—	962	9,097
Minority interest	—	—	—	(278)	(3,333)
Income (loss) before extraordinary item as adjusted	$42,063	$37,701	$(45,043)	$(25,226)	$(79,212)
Reported net income (loss)	$42,063	$37,701	$522,150	$(25,910)	$(84,976)
Goodwill amortization, net of tax	—	—	—	962	9,097
Minority interest	—	—	—	(278)	(3,333)
Net income (loss) as adjusted	$42,063	$37,701	$522,150	$(25,226)	$(79,212)

Property and equipment

Property and equipment was stated at estimated fair value as of February 1, 2002. Subsequent major renewals and improvements are capitalized at cost, while maintenance and repairs are expensed when incurred. Depreciation of construction equipment is provided based on the straight-line and accelerated methods, after an allowance for estimated salvage value, over estimated lives of 2 to 10 years. Depreciation of buildings is provided based on the straight-line method over estimated lives of 10 to 40 years, and improvements are amortized over the shorter of the asset life or lease term. Depreciation of equipment is provided based on the straight-line method over estimated lives of 3 to 12 years. Upon disposition, cost and related accumulated depreciation of property and equipment are removed from the accounts, and the gain or loss is reflected in results of operations.

Billings in excess of cost and estimated earnings on uncompleted contracts

Billings in excess of cost and estimated earnings on uncompleted contracts represent amounts actually billed to clients, and perhaps collected, in excess of costs and profits incurred on the project and, as such, is reflected as a liability. Also, in limited situations, we negotiate substantial advance payments as a contract condition. These advance payments are reflected in billings in excess of cost and estimated earnings on uncompleted contracts. Provisions for losses on contracts, reclamation reserves on mining contracts and reserves for punch-list costs, demobilization and warranty costs on contracts that have achieved substantial completion and reserves for audit and contract closing adjustments on U.S. government contracts are also included in billings in excess of cost and estimated earnings on uncompleted contracts. The following table summarizes the components of billings in excess of cost and estimated earnings on uncompleted contracts.

	January 2, 2004	January 3, 2003
Billings in excess of cost and estimated earnings on uncompleted contracts	$97,982	$109,860
Estimated costs to complete long-term contracts	49,900	71,847
Normal profit reserve	13,737	16,068
Other reserves	8,563	4,825
	$170,182	$202,600

Self-insurance reserves

Self-insurance reserves represent reserves established through a program under which we determine the extent to which we self-insure certain business risks. We carry substantial premium-paid, traditional insurance for our various business risks; however, we do self-insure the lower level deductibles for workers’ compensation and general, automobile and professional liability. Most of this self-insurance is handled through Broadway Insurance Company, a wholly owned captive Bermuda insurance subsidiary. Our total self-insurance reserves at January 2, 2004 and January 3, 2003 are $71,656 and $83,078, respectively. The current portion of the self-insurance reserves of $12,982 and $13,144, respectively, at January 2, 2004 and January 3, 2003 is included in other accrued liabilities.

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

For the eleven months ended January 3, 2003, the 8,520 outstanding stock purchase warrants and 5,033 outstanding stock options were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the warrants and options, and, therefore, the effect would be antidilutive. During the year ended January 2, 2004, the weighted average number of outstanding warrants and options excluded from the computation of diluted earnings per share was 7,749 and 3,270, respectively.

Our emergence from bankruptcy in January 2002 resulted in the cancellation of all of our then-outstanding capital stock, stock options and stock purchase warrants and the issuance of new shares of capital stock, stock purchase warrants and stock options. As such, we believe the presentation of income (loss) per share for these canceled instruments is not meaningful. For a detailed discussion of our bankruptcy proceedings and emergence from bankruptcy protection, see Note 3, “Acquisition, Reorganization Case and Fresh-start Reporting.”

Stock-based compensation

We have used the intrinsic value method to account for stock-based employee compensation under the recognition and measurement principles of Accounting Principles Bulletin (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations for all periods presented. Our stock-based employee compensation plans are described in Note 16, “Capital Stock, Stock Purchase Warrants and Stock Compensation Plans.” The following table presents the pro forma effect on net income (loss) and income per share as if we had applied the fair value recognition provisions of the SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

Successor Company

Predecessor Company

	Year ended January 2, 2004	Eleven months ended January 3, 2003	One month ended February 1, 2002		One month ended December 28, 2001	Year ended November 30, 2001
Net income (loss) as reported	$42,063	$37,701	$522,150		$(25,910)	$(84,976)
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards (1)	(15,923)	(25,888)	10,995		(472)	(6,750)
Add: Compensation cost recognized using intrinsic value method	6,174	—	—		—	4
Tax effects	3,805	10,104	(4,291)		184	2,624
Pro forma net income (loss)	$36,119	$21,917	$528,854	(2)	$(26,198)	$(89,098)
Income per share (3)
As reported - basic	$1.68	$1.51	—		—	—
As reported - diluted	1.66	1.51	—		—	—
Pro forma - basic	1.44	.88	—		—	—
Pro forma - diluted	1.43	.88	—		—	—

(1)          We present pro forma compensation cost assuming all stock options granted will vest, with pro forma recognition of actual forfeitures as they occur. Our emergence from bankruptcy protection in January 2002 and the resulting cancellation of all of our previously existing stock options therefore gave rise to a reversal of compensation expense on a pro forma basis for the one month ended February 1, 2002. Upon emergence from bankruptcy protection, we granted options of which one-third immediately vested. Due to this vesting, a significant portion of the total pro forma compensation cost associated with these options is presented on a pro forma basis during the eleven months ended January 3, 2003 with the remainder substantially recognized during the year ended January 2, 2004.

(2)          Pro forma income (loss) before extraordinary item was $(38,339) for the one month ended February 1, 2002.

(3)          Income per share is not presented for the Predecessor Company periods, as it is not meaningful because of the revised capital structure of the Successor Company.

See Note 16, “Capital Stock, Stock Purchase Warrants and Stock Compensation Plans” for a discussion of the assumptions used for the table above.

Reclassifications

Certain reclassifications have been made to prior periods’ financial statements to conform to the current year presentation.

2.              ACCOUNTING STANDARDS

Adoption of accounting standards

In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. Because we did not have any derivative instruments subject to the provisions of SFAS No. 133, the adoption of SFAS No. 149 did not impact our financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) that may previously have been classified as equity. Most of the guidance in SFAS No. 150 was effective for all financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of our third quarter of 2003. The adoption of SFAS No. 150 did not have a significant impact on our financial position, results of operations or cash flows.

In December 2003, the FASB issued SFAS No. 132 (Revised) (“Revised SFAS No. 132”), Employer’s Disclosure about Pensions and Other Postretirement Benefits. Revised SFAS No. 132 retains the disclosure requirements of SFAS No. 132 and requires additional disclosures relating to pension and post-retirement assets, obligations, cash flows and net periodic benefit cost. Revised SFAS No. 132 is effective for our year ended January 2, 2004, except that certain disclosures are effective for fiscal years ending after June 15, 2004. Interim period disclosures are effective for us in the first quarter of 2004. The adoption of Revised SFAS No. 132 did not impact our financial position, results of operations or cash flows. The disclosures in Note 10, “Benefit Plans,” have been revised to include the additional disclosures required by Revised SFAS No. 132.

Recently issued accounting standards

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), which is an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. FIN 46 requires a variable interest entity to be consolidated by a company that is considered to be the primary beneficiary of that variable interest entity. In December 2003, the FASB issued FIN 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46-R”) to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R to our consolidated financial statements include:

•                  Special purpose entities. We completed our assessment and determined we have no investment in special purpose entities as defined by FIN 46-R.

•                  Non-special purpose entities. We are required to adopt FIN 46-R at the end of the first quarter of 2004. As is common in our industry, we have executed contracts jointly with third parties through partnerships and joint ventures. We account for a majority of these investments in accordance with Emerging Issues Task Force Issue (“EITF”) 00-01, Investor Balance Sheet and Income Statement Display under the Equity Method for Investments in Certain Partnerships and Other Ventures. We believe the adoption of FIN 46-R will not be material to our financial position, results of operations or cash flows for non-special purpose entities. To the extent we enter into any significant joint venture and partnership agreements in the future that would require consolidation under FIN 46-R, it could have a material impact on our consolidated financial statements in future filings.

3.              ACQUISITION, REORGANIZATION CASE AND FRESH-START REPORTING

Acquisition of RE&C

The following discussion describes our acquisition of Raytheon Engineers & Constructors in 2000 and the resulting issues and events, including the establishment of normal profit reserves, our severe near-term liquidity problems and filing for protection under Chapter 11 of the U.S. Bankruptcy Code, and integration and merger costs related to the acquisition. These issues and events primarily pertain to our 2001 financial statements.

On July 7, 2000, pursuant to a stock purchase agreement dated April 14, 2000 (the “Stock Purchase Agreement”), we purchased from Raytheon and RECI (collectively, the “Sellers”) RE&C, which provides engineering, design, procurement, construction, operation, maintenance and other services on a global basis. We financed the acquisition by obtaining new senior secured facilities (the “RE&C Financing Facilities”) and issuing senior unsecured notes due July 1, 2010 (the “Senior Unsecured Notes”). See Note 8, “Credit Facilities” for a more detailed description of the RE&C Financing Facilities and the Senior Unsecured Notes.

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

The normal profit reserve has been reduced as work has been performed on the affected projects. The reduction results in decreases to cost of revenue and corresponding increases in gross profit, but has no effect on cash. The changes in the normal profit reserve for the periods indicated are as follows:

Normal profit reserve

December 1, 2000 balance	$182,864
Adjustments on reformed and rejected contracts (see below)	(53,376)
Cost of revenue (decrease)	(87,200)
November 30, 2001 balance	42,288
Cost of revenue (decrease)	(4,378)
December 28, 2001 balance	37,910
Increase from fresh-start reporting	9,101
Cost of revenue (decrease)	(3,518)
February 1, 2002 balance	43,493
Cost of revenue (decrease)	(27,425)
January 3, 2003 balance	16,068
Cost of revenue (decrease)	(2,331)
January 2, 2004 balance	$13,737

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

On March 2, 2001, we announced that we faced severe near-term liquidity problems as a result of our acquisition of RE&C. On March 9, 2001, because of those liquidity problems, we suspended work on two large construction projects located in Massachusetts that were part of the acquisition. The Sellers had provided the customer with parent performance guarantees on those two contracts, and the guarantees remained in effect after closing the Stock Purchase Agreement. Those performance guarantees required the Sellers to complete the work on the contracts in the event RE&C (owned by us as of July 7, 2000) did not complete them. The contracts were fixed-price in nature, and our review of cost estimates indicated that there were substantial unrecognized future costs in excess of future contract revenues that were not reflected in RECI’s Acquisition Date EAC’s.

Upon our suspension of work, the Sellers undertook performance of those contracts pursuant to the outstanding performance guarantees. We, however, were obligated under the Stock Purchase Agreement to indemnify the Sellers for losses they incurred under those guarantees. The Sellers also assumed obligations under other contracts, primarily in the RE&C power generation construction business unit, which resulted in significant additional indemnification obligations by us to the Sellers. As a result of costs they incurred to perform under the parent guarantees, the Sellers filed a claim against us in the bankruptcy process for approximately $940,000. As further discussed below, this claim was ultimately settled without payment to the Sellers in connection with our emergence from bankruptcy protection. See “Reorganization case” further in this Note. Until such settlement, we retained all liabilities related to the contracts, including normal profit reserves, on our balance sheet as accrued liabilities included in liabilities subject to compromise.

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

In addition, under a services agreement entered into as a part of the Raytheon Settlement, the Sellers will direct the process for resolving pre-petition claims asserted against us in the bankruptcy case relating to any contract or project that we rejected and that involved some form of support arrangement from the Sellers. We agreed to assist the Sellers in settling or litigating various claims related to those rejected projects. We also agreed to complete work as requested by the Sellers on those rejected projects on a cost-reimbursable basis. The Sellers may, with respect to the rejected projects described above, pursue or settle any of our claims against project owners, contractors or other third parties and will retain any resulting proceeds, except that for specified projects, recoveries in excess of amounts paid by the Sellers will be returned to us.

While this settlement eliminated our ability to continue to seek to collect our arbitration claim, it was necessary because the Sellers’ large unsecured claims in the bankruptcy were substantially impeding our Plan of Reorganization process. Without this settlement, a successful emergence from Chapter 11 would have been delayed or impossible.

As a result of the acquisition, we incurred significant costs associated with the integration and merger of the two companies. The costs consisted primarily of incremental costs for legal, accounting, consulting and other fees, including business consulting, promotion and systems integration. For the year ended November 30, 2001, those costs were $18,858.

Reorganization case

As previously discussed, on May 14, 2001, because of severe near-term liquidity issues Washington Group International and several, but not all, of its direct and indirect wholly owned domestic subsidiaries (the “Debtors”) filed voluntary petitions to reorganize under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Nevada. The various individual bankruptcy cases were administered jointly.

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

As of May 14, 2001, we obtained a Secured Super-Priority Debtor-in-Possession Revolving Credit Facility (the “DIP Facility”) with a commitment of $195,000 that was available to provide both ongoing funding and to support letters of credit. On June 5, 2001, the DIP Facility lenders approved an increase in the total commitment from $195,000 to $220,000. See Note 8, “Credit Facilities - DIP Facility.” The DIP Facility was available and utilized as needed throughout the pendency of the bankruptcy and was replaced by a secured $350,000, 30-month revolving credit facility (the “Senior Secured Revolving Credit Facility” or the “Credit Facility”) entered into on January 25, 2002. For a detailed discussion of the Senior Secured Revolving Facility, see Note 8, “Credit Facilities - Senior Secured Revolving Credit Facility.”

During the pendency of the bankruptcy, we continued to negotiate with the Sellers a settlement of our outstanding litigation with respect to the RE&C acquisition. As a result of those negotiations, we entered into the Raytheon Settlement as disclosed previously in this Note 3.

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

•                  $570,000 of secured debt under the RE&C Financing Facilities was exchanged for $20,000 in cash and 20,000 shares of the new common stock of reorganized Washington Group International (“New Common Stock”) as discussed further below. See Note 8, “Credit Facilities.”

•                  We entered into a registration rights agreement with each holder of a secured claim that received New Common Stock and requested to be a party to such agreement.

•                  Vendor and subcontractor claims directly related to contracts we assumed during bankruptcy or upon emergence from bankruptcy that were not paid as critical vendor payments were paid in cash in a cure amount equal to the total claim.

•                  Each holder of unsecured claims at or under $5 (five thousand dollars) is to receive cash in an amount equal to its total unsecured claim (“Convenience Class Payments”).

•                  Accounts payable and subcontracts payable that were not related to cure payments or Convenience Class Payments were discharged.

•                  The holders of $300,000 of Senior Unsecured Notes and all other unsecured creditors were to receive a pro rata share of 5,000 shares of the New Common Stock and a pro rata share of 8,520 fully vested stock warrants to purchase additional shares of New Common Stock. The stock warrants expire if unexercised four years after the Effective Date. A reorganization plan committee was established to evaluate and resolve objections to disputed claims of unsecured creditors and to determine each unsecured creditor’s pro rata share of shares and warrants. The warrants consist of three tranches as follows:

	Number of shares	Exercise price per share
Tranche A	3,086	$28.50
Tranche B	3,527	$31.74
Tranche C	1,907	$33.51

•                  Specified members of management and designated employees were granted stock options pursuant to a management option plan. The management option plan provided for nonqualified stock option grants as of the Effective Date totaling 1,389 aggregate shares of the New Common Stock with a term of 10 years and an exercise price of $24.00 per share. In addition, another 1,389 shares of the New Common Stock were reserved for grants after the Effective Date at exercise prices to be established by our board of directors.

•                  The chairman of our board of directors, Mr. Dennis R. Washington, was granted stock options to purchase shares of New Common Stock in three tranches. The first tranche was to expire five years after the Effective Date. The remaining tranches were to expire four years after the Effective Date. One-third of each tranche vested on the Effective Date, one-third of each tranche vested on the first anniversary of the Effective Date and the final third of each tranche vested on the second anniversary of the Effective Date, January 25, 2004. We also agreed with Mr. Washington that our amended certificate of incorporation and bylaws would permit his accumulation of up to 40% of the fully diluted shares of New Common Stock in open market or privately-negotiated transactions, including exercise of the stock options, and that we would take no action inconsistent with those provisions. Mr. Washington’s stock options were amended in November 2003, extending the expiration dates on all three tranches to ten years from the original date of grant, or January 25, 2012. The number of shares and respective exercise prices for each tranche are as follows:

	Number of shares	Exercise price per share
Tranche A	1,389	$24.00
Tranche B	882	$31.74
Tranche C	953	$33.51

•                  We adopted fresh-start reporting as of February 1, 2002 as discussed below.

•                  We filed an amended and restated certificate of incorporation and adopted amended and restated bylaws and established a new board of directors.

On January 25, 2002, we entered into the Senior Secured Revolving Credit Facility to fund our working capital requirements. See Note 8, “Credit Facilities.”

Washington International B.V.

As a result of our filing for protection under Chapter 11 of the U.S. Bankruptcy Code, the board of directors of Washington International B.V., one of our wholly owned subsidiaries located in The Hague, the Netherlands, (“BV”), determined that BV would have insufficient funds to continue operations in the same manner as it had prior to our bankruptcy filing. The determination was made based on the then-existing financial condition of BV and the fact that our DIP Facility contained terms that prohibited the additional commitment of our resources for BV operations.

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

Following discussions with the interested parties, it became clear that a sale of the business was not feasible. On June 21, 2001, the trustee transformed the suspension of payments to a procedure of insolvency, and a curator was appointed to take over all management responsibilities and to liquidate the BV estate. The curator has been managing the estate since that date and we have cooperated and will continue to cooperate with the curator to resolve various intercompany issues, including third party intellectual property rights, foreign intercompany loans and other matters.

During 2001, as a result of the insolvency and liquidation of BV, we wrote off $30,652 of assets, $64,517 of liabilities and $1,904 of foreign currency translation losses, resulting in a net gain of $31,961 from the discharge of liabilities, which is included in reorganization items.

Washington International, LLC

Washington International, LLC, a Delaware limited liability company and wholly owned subsidiary of Washington International Holding Limited, a United Kingdom wholly owned subsidiary of Washington Group International, filed for protection under the U.S. Bankruptcy Code in connection with our Chapter 11 filing. Washington International Holding Limited did not file for bankruptcy protection and, therefore, was not a debtor in our bankruptcy proceedings in the United States. Washington International, LLC conducted business primarily in the United Kingdom. On December 5, 2001, Washington E&C Limited, also a United Kingdom wholly owned subsidiary of Washington International Holding Limited, purchased specified contracts, constituting the ongoing business of Washington International, LLC, for $250. At that time, Washington International, LLC ceased conducting business and on February 20, 2002, a “Winding Up” order was made under the insolvency laws of England and Wales against Washington International, LLC. Washington International, LLC is now under the control of a liquidator pursuant to the insolvency laws of England and Wales, and we no longer have any control over its activities. Once the winding up process is complete, Washington International, LLC will be dissolved and will cease to exist. Creditors of Washington International, LLC will not receive any shares of the New Common Stock or stock warrants to be distributed to the unsecured creditors of the Debtors.

Upon adoption of liquidation basis accounting in 2001, Washington International, LLC had assets of $9,208, liabilities of $12,155 and $364 of foreign currency translation losses, resulting in a net gain of $2,583, which is included in reorganization items.

Reorganization items

Reorganization items consisted of the following:

	Successor Company		Predecessor Company
	Year ended January 2, 2004	Eleven months ended January 3, 2003	One month ended February 1, 2002	One month ended December 28, 2001	Year ended November 30, 2001
Professional fees and other expenses related to bankruptcy proceedings	$4,900	$3,174	$36,072	$8,148	$54,663
Impairment of assets of rejected contracts	—	—	907	—	36,360
Net gain from liquidation of insolvent subsidiaries	—	—	—	—	(34,544)
Adjustments to fair values in fresh-start	—	—	35,078	—	—
Total reorganization items	$4,900	$3,174	$72,057	$8,148	$56,479

Contractual interest expense

During the pendency of our bankruptcy proceedings, we ceased accruing interest on our long-term debt. Contractual interest expense not recorded during the one month ended February 1, 2002, the one month ended December 28, 2001 and the year ended November 30, 2001 was $7,090, $6,320 and $48,235, respectively.

Fresh-start reporting

As of February 1, 2002, we adopted fresh-start reporting pursuant to the guidance provided by SOP 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code. In connection with the adoption of fresh-start reporting, a new entity was created for financial reporting purposes. The effective date of our emergence from bankruptcy is considered to be the close of business on February 1, 2002 for financial reporting purposes.

Pursuant to SOP 90-7, we used the purchase method of accounting to allocate our reorganization value to our net assets with the excess recorded as goodwill on the basis of estimates of fair values. The reorganization value was determined to be $550,000 as of February 1, 2002. On the Effective Date, we borrowed $40,000 under the Senior Secured Revolving Credit Facility; however, because the borrowings under the Senior Secured Revolving Credit Facility are revolving working capital loans, they were not included as part of the reorganization value. Therefore, the reorganization value of $550,000 represents the value of our stockholders’ equity as of the Effective Date. Based on estimated fair value, we allocated $28,647 of the equity value to the stock purchase warrants and the remainder to the New Common Stock.

As part of our emergence from bankruptcy, the following transactions were recorded:

(a)          We made payments of $24,500 to creditors under the Plan of Reorganization and $34,749 in deferred financing costs related to the Senior Secured Revolving Credit Facility and deferred bonding fees. These emergence costs necessitated the $40,000 draw under the Senior Secured Revolving Credit Facility.

(b)         We wrote-off $22,123 in fees on the RE&C Financing Facilities and the Senior Unsecured Notes.

(c)          Upon emergence, $1,880,900 of liabilities subject to compromise were treated as follows:

•                  $373,545 of unsecured liabilities were retained by us and $4,500 were paid at emergence.

•                  $926,288 in unsecured obligations were exchanged for 5,000 shares of New Common Stock and 8,520 warrants. The unsecured obligations included $300,000 of Senior Unsecured Notes and approximately $415,000 related to specified Power business unit projects that were subject to guarantees by the Sellers.

•                  $576,567 in secured obligations, including accrued interest, were exchanged for 20,000 shares of New Common Stock, and $20,000 in cash paid on the Effective Date.

(d)         We recorded a gain on debt discharge of $1,460,732, less the value of New Common Stock and warrants issued of $550,000, net of income taxes of $343,539.

4.              RESTRUCTURING CHARGES

During 2001, we initiated restructuring actions to improve operational effectiveness and efficiency and reduce expenses globally relative to employment levels and excess facilities consistent with the Plan of Reorganization. A liability was recorded as other accrued liabilities for employee termination benefits, impairment charges and enhanced pension benefits. The severance costs represented expected reductions in work force for management, professional, administrative and operational overhead. The facility closure costs consist primarily of future lease payments, net of estimated sub-tenant rental income, for vacated excess facilities. As part of the Plan of Reorganization in January 2002, restructuring liabilities of $14,155 representing the remaining balance recorded as part of the acquisition of RE&C and consisting of non-cancelable lease obligations were discharged. The remaining liability at January 2, 2004 primarily represents facility closure costs.

The following presents restructuring charges accrued and costs incurred for the periods presented:

Successor Company

Predecessor Company

	Year ended January 2, 2004	Eleven months ended January 3, 2003	One month ended February 1, 2002	One month ended December 28, 2001	Year ended November 30, 2001
Accrued restructuring liability at beginning of period	$11,987	$24,718	$44,072	$17,921	$24,331
Charges and liabilities accrued:
Severance and other employee related costs	—	—	625	6,596	6,963
Facility closure costs	—	—	—	19,666	—
Cash expenditures, net of sub-tenant rental income	(2,533)	(12,731)	(5,824)	(111)	(13,373)
Liabilities discharged in bankruptcy	—	—	(14,155))	—	—
Accrued restructuring liability at end of period	$9,454	$11,987	$24,718	$44,072	$17,921

5.              VENTURES

Construction joint ventures

We participate in unconsolidated construction joint ventures that are formed to bid, negotiate and complete specific projects. The unconsolidated construction joint ventures are reflected in our consolidated balance sheets as investments in and advances to construction joint ventures accounted for under the equity method, and our proportionate share of revenue, cost of revenue and gross profit is included in our consolidated statements of operations. The size, scope and duration of joint-venture projects vary among periods. The tables below present the financial information of our unconsolidated construction joint ventures in which we do not hold a controlling interest but do exercise significant influence.

Combined financial position of	Successor Company
unconsolidated construction joint ventures	January 2, 2004	January 3, 2003
Current assets	$217,893	$273,719
Property and equipment, net	3,785	8,194
Current liabilities	(165,284)	(246,873)
Net assets	$56,394	$35,040

Successor Company

Predecessor Company

Combined results of operations of unconsolidated construction joint ventures	Year ended January 2, 2004	Eleven months ended January 3, 2003	One month ended February 1, 2002	One month ended December 28, 2001	Year ended November 30, 2001
Revenue	$702,648	$596,965	$43,751	$42,632	$557,209
Cost of revenue	(624,535)	(574,175)	(42,436)	(40,563)	(537,327)
Gross profit	$78,113	$22,790	$1,315	$2,069	$19,882
Washington Group International’s share of results of operations of unconsolidated construction joint ventures
Revenue	$271,218	$236,701	$17,790	$16,327	$210,904
Cost of revenue	(239,881)	(229,383)	(17,387)	(15,653)	(205,871)
Gross profit	$31,337	$7,318	$403	$674	$5,033

Unconsolidated affiliates

At January 2, 2004, we held ownership interests in several unconsolidated affiliates that are accounted for under the equity method, the most significant of which are two incorporated mining ventures: MIBRAG mbH (50%) and Westmoreland Resources, Inc. (“Westmoreland Resources”) (20%). We provide consulting services to MIBRAG mbH and contract mining services to Westmoreland Resources. The tables below present the financial information of our unconsolidated affiliates in which we do not hold a controlling interest but do exercise significant influence.

Combined financial position of	Successor Company
unconsolidated affiliates	January 2, 2004	January 3, 2003
Current assets	$187,983	$201,779
Property and equipment, net	520,107	450,604
Other non-current assets	698,817	538,880
Current liabilities	(87,306)	(50,365)
Long-term debt, non-recourse to parents	(274,697)	(272,120)
Other non-current liabilities	(739,741)	(662,454)
Net assets	$305,163	$206,324

Successor Company

Predecessor Company

Combined results of operations of unconsolidated affiliates	Year ended January 2, 2004	Eleven months ended January 3, 2003	One month ended February 1, 2002	One month ended December 28, 2001	Year ended November 30 2001
Revenue	$447,386	$296,335	$28,403	$25,465	$315,261
Costs and expenses	(394,847)	(240,358)	(21,508)	(22,827)	(276,249)
Net income	$52,539	$55,977	$6,895	$2,638	$39,012

In the fourth quarter of 2002, MIBRAG mbH successfully negotiated amendments to the original agreement on transportation credit matters it had entered into with the German government in 1993. As a result of those negotiations, MIBRAG mbH recognized $13,000 in operating income, of which our portion was $6,500. In addition, MIBRAG mbH recognized a $12,000 one-time award of power cogeneration credits, of which our portion was $6,000. The negotiations also included a settlement agreement replacing annual payments to be received by MIBRAG mbH over approximately 19 years from the German government with a one-time, up-front payment totaling approximately $383,000, which was recorded as deferred income in other non-current liabilities. MIBRAG mbH also capitalized approximately $392,000 as a non-current asset for coal transportation and mining rights acquired through the settlement agreement. Both the deferred revenue and the rights will be amortized over approximately 19 years.

6.              SALE OF BUSINESSES

In November 2001, we and BNFL agreed to pursue the sale of the Electro-Mechanical Division (“EMD”) of the Westinghouse Businesses. EMD designed and manufactured components for the U.S. Navy, nuclear power utilities and other industries. On October 28, 2002, we sold EMD to a subsidiary of Curtiss-Wright Corporation. Curtiss-Wright Corporation agreed to pay $80,000 in cash, subject to certain adjustments, and assumed certain liabilities, including pension and other post-retirement obligations. Cash proceeds, net of a required contribution to the pension plan assumed by Curtiss-Wright Corporation were $77,133 and were distributed 60:40 between us and BNFL. We recognized $46,280 in net cash proceeds and a $3,420 gain ($1,145 net of tax and minority interest) on the sale of EMD, which was reflected as other operating income in 2002. Operating results for EMD are included as part of the Energy & Environment business unit in Note 12, “Operating Segment, Geographic and Customer Information” through the date of the sale.

On April 18, 2003, we sold the process technology development portion of our petroleum and chemical business (the “Technology Center”) for $17,700, subject to certain adjustments, and recognized a gain of $4,946 on the sale reflected as other operating income in 2003. Operating results for the Technology Center are included as part of the “Intersegment and other unallocated operating costs” in Note 12, “Operating Segment, Geographic and Customer Information” through the date of the sale.

Operating results of the Technology Center and EMD included in our consolidated results of operations for periods prior to the sales are as follows:

Successor Company

Predecessor Company

	Year ended January 2, 2004	Eleven months ended January 3, 2003	One month ended February 1, 2002	One month ended December 28, 2001	Year ended November 30 2001
Revenue	$9,989	$150,086	$17,088	$16,413	$171,876
Net income (loss)	(590)	7,333	960	22	(231)

For financial reporting purposes, the assets and liabilities of the Technology Center were classified as “Assets held for sale” and “Liabilities related to assets held for sale” in the accompanying January 3, 2003 Consolidated Balance Sheet.

7.                                      GOODWILL

The following table reflects the changes in the carrying value of goodwill from December 28, 2001 to January 2, 2004. During the month ended February 1, 2002, we eliminated Predecessor Company goodwill in fresh-start reporting and established goodwill of the Successor Company. See Note 3, “Acquisition, Reorganization Case and Fresh-start Reporting.” During the eleven months ended January 3, 2003 and the year ended January 4, 2004, we reduced goodwill as a result of amortization of the excess of tax deductible goodwill over financial reporting goodwill in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes.

Goodwill activity by reporting segment	Power	Industrial/ Process	Infrastructure	Mining	Defense	Energy & Environment	Corporate and other	Total
Balance at December 28, 2001	$—	$—	$721	$—	$—	$160,165	$14,023	$174,909
Elimination of Predecessor Company goodwill	—	—	(721)	—	—	(160,165)	(14,023)	(174,909)
Establishment of Successor Company goodwill in fresh- start reporting	6,846	118,888	52,539	—	44,444	179,635	—	402,352
Balance at February 1, 2002	6,846	118,888	52,539	—	44,444	179,635	—	402,352
Adjustment for amortization of the excess tax deductible goodwill over financial reporting goodwill	(460)	(6,811)	(3,531)	—	(2,987)	(1,309)	—	(15,098)
Balance at January 3, 2003	6,386	112,077	49,008	—	41,457	178,326	—	387,254
Reorganization of reporting structure	1,695	(9,658)	7,963	—	—	—	—	—
Adjustment for amortization of the excess tax deductible goodwill over financial reporting goodwill and other adjustments	(834)	(12,338)	(6,397)	—	(5,412)	(2,370)	—	(27,351)
Balance at January 2, 2004	$7,247	$90,081	$50,574	$—	$36,045	$175,956	$—	$359,903

Prior to January 3, 2003, an open-shop subsidiary was assigned to the Industrial/Process reporting segment. During 2003, the subsidiary was assigned to the Power, Industrial/Process and Infrastructure reporting segments because of a change in segments to which the subsidiary was providing service. Goodwill was therefore reallocated between the reporting segments in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.

We perform our annual goodwill impairment test for all of our reporting segments as of October 31, in conjunction with our annual budgeting and forecasting process. There was no goodwill identified for impairment during our annual review of goodwill for the year ended January 2, 2004 and the eleven months ended January 3, 2003.

8.              CREDIT FACILITIES

On July 7, 2000, in order to finance the acquisition of RE&C, to refinance existing revolving credit facilities, to fund working capital requirements and to pay related fees and expenses, we (1) obtained the RE&C Financing Facilities, providing for an aggregate of $1,000,000 of term loans and revolving borrowing capacity and (2) issued and sold $300,000 aggregate principal amount of Senior Unsecured Notes. The terms of the RE&C Financing Facilities and Senior Unsecured Notes are briefly summarized below.

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

Senior Unsecured Notes

The Senior Unsecured Notes were unsecured senior obligations that were to mature on July 1, 2010. The Senior Unsecured Notes accrued interest at a rate of 11% per annum through September 20, 2000, and were then adjusted to 11.5% per annum. They were scheduled to continue at that rate until we fully complied with the registration requirements of a registration rights agreement, subject to a further increase in interest rate of 0.5% per annum from and after December 20, 2000, until the registration process was completed. The Senior Unsecured Notes ranked equally with our existing and future senior unsecured indebtedness. The Senior Unsecured Notes effectively ranked junior to all of our secured indebtedness and to all liabilities of our subsidiaries that were not guarantors of the Senior Unsecured Notes.

Bankruptcy discharge

As discussed in Note 3, “Acquisition, Reorganization Case and Fresh-start Reporting,” our obligations under the RE&C Financing Facilities and the Senior Unsecured Notes were discharged upon our emergence from bankruptcy on January 25, 2002.

DIP Facility

On May 14, 2001, we filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. See Note 3, “Acquisition, Reorganization Case and Fresh-start Reporting.” On the same day, we entered into the DIP Facility with some of our subsidiaries as guarantors, for a commitment of $195,000 with the ability to increase the total commitment to $350,000. On June 5, 2001 the DIP Facility lenders approved an increase in the total commitment from $195,000 to $220,000. The DIP Facility was to be used (1) to finance the costs of restructuring and (2) for ongoing working capital, general corporate purposes and letter of credit issuance. The borrowing rate under the DIP Facility was the prime rate, plus an additional margin of 4.0%. The effective interest rate was 11.0% as of May 2001. The DIP Facility carried other fees, including commitment fees and letter of credit fees, normal and customary for such credit agreements. As of January 24, 2002, we had no outstanding debt and $32,800 of outstanding letters of credit under the DIP Facility. As discussed below, the DIP Facility was replaced by the Senior Secured Revolving Credit Facility on January 25, 2002.

Senior Secured Revolving Credit Facility

In connection with our emergence from bankruptcy protection on January 25, 2002, we entered into a Senior Secured Revolving Credit Facility (“Credit Facility”) providing for an aggregate of $350,000 of revolving borrowing and letter of credit capacity, of which the borrowing capacity was limited to $200,000. The Credit Facility provided for an amount up to $350,000 in the aggregate of loans and other financial accommodations allocated pro rata between two facilities as follows: a Tranche A facility in the amount of $208,350 and a Tranche B facility in the amount of $141,650. The scheduled termination date for the Credit Facility was July 24, 2004.

Borrowings under the Credit Facility were required to be allocated between the two tranches on a proportional split based upon the size of each tranche. The borrowing rate under the Credit Facility was, for Tranche A, the applicable LIBOR, which had a stated floor of 3%, plus an additional margin of 5.5%, and for Tranche B, LIBOR plus an additional margin of 5.5%. The Credit Facility carried other fees, including commitment fees and letter of credit fees, normal and customary for such credit agreements. The Credit Facility contained affirmative, negative and financial covenants, including minimum net worth, capital expenditures, maintenance of certain financial and operating ratios, and specified events of default which are typical for a credit agreement governing credit facilities of the size, type and tenor of the Credit Facility. The Credit Facility also contained affirmative and negative covenants limiting our ability and the ability of certain of our subsidiaries to incur debt or liens, provide guarantees, make investments and pay any dividends. At January 3, 2003, $169,011 in face amount of letters of credit were issued and outstanding, and no amounts borrowed were outstanding under the Credit Facility. On October 9, 2003, we replaced the Credit Facility with a New Senior Secured Revolving Credit Facility (“New Credit Facility”). As a result of the refinancing, a pre-tax charge to income of $9,831 was recorded in the fourth quarter of 2003 associated with the unamortized balance of the financing fees of the Credit Facility.

New Senior Secured Revolving Credit Facility

The New Credit Facility provides for an amount up to $350,000 in the aggregate of loans and other financial accommodations allocated pro rata between two facilities as follows: a Tranche A facility in the amount of $115,000 and a Tranche B facility in the amount of $235,000. The scheduled termination date for the New Credit Facility is October 9, 2007. Borrowings under the New Credit Facility are required to be allocated between the two tranches on a proportional basis, based upon the size of each tranche. The borrowing rate for Tranche A and Tranche B is LIBOR, which has a stated floor of 2%, plus an additional margin of 3.75%. As of January 2, 2004, the effective rate was 5.75%. The New Credit Facility also provides for other fees, including commitment and letter of credit fees, normal and customary for such credit agreements. The New Credit Facility contains financial covenants requiring the maintenance of certain financial and operating ratios, and specified events of default which are typical for a credit agreement governing credit facilities of this size, type and tenor. While not as restrictive as the Credit Facility, the New Credit Facility also contains affirmative and negative covenants which continue to limit our ability and the ability of certain subsidiaries to incur debt or liens, provide guarantees, make investments and pay dividends. At January 2, 2004, approximately $141,417 of letters of credit were issued and outstanding, and no borrowings were outstanding under the New Credit Facility. The New Credit Facility is secured by substantially all of the assets of Washington Group International and our wholly owned domestic subsidiaries. Financing fees of approximately $11,500 incurred in connection with the New Credit Facility have been capitalized and are being amortized over the 48-month term of the facility.

9.              TAXES ON INCOME

The components of the U.S. federal, state and foreign income tax expense (benefit) were as follows:

Successor Company

Predecessor Company

	Year ended January 2, 2004	Eleven months ended January 3, 2003	One month ended February 1, 2002	One month ended December 28, 2001	Year ended November 30, 2001
Currently payable
U.S. federal	$684	$—	$—	$—	$—
State	1,247	1,660	(129)	20	649
Foreign	4,927	4,158	361	899	4,967
Total current expense	6,858	5,818	232	919	5,616
Deferred
U.S. federal	34,605	36,107	(19,178)	(13,173)	(23,917)
State	4,175	3,900	(1,246)	(2,467)	(8,728)
Foreign	1,250	392	114	(186)	264
Total deferred expense (benefit)	40,030	40,399	(20,310)	(15,826)	(32,381)
Income tax expense (benefit)	$46,888	$46,217	$(20,078)	$(14,907)	$(26,765)

The components of the deferred tax assets and liabilities and the related valuation allowances were as follows:

	Successor Company
Deferred tax assets and liabilities	January 2, 2004	January 3, 2003
Deferred tax assets
Goodwill	$4,557	$26,204
Compensation and benefits	45,915	37,637
Depreciation	—	298
Provision for losses	42,279	50,694
Joint ventures	9,065	9,097
Revenue recognition	3,343	—
Self-insurance reserves	28,790	34,336
Alternative minimum tax	16,796	—
Foreign tax credit	16,462	12,210
Net operating loss carryovers	150,393	48,512
Valuation allowance	(144,582)	(48,512)
Total deferred tax assets	173,018	170,476
Deferred tax liabilities
Depreciation	(1,493)	—
Investment in affiliates	(38,670)	(21,382)
Revenue recognition	—	(6,804)
Other, net	(16,891)	(16,848)
Total deferred tax liabilities	(57,054)	(45,034)
Total deferred tax assets, net	$115,964	$125,442

During the third quarter of 2003, we completed an analysis of the tax laws applicable to the cancellation of debt under our bankruptcy proceedings resulting in adjustments to deferred income taxes for the year ended January 2, 2004. The following adjustments to deferred taxes have been recorded:

•                  Net operating loss (“NOL”) carryovers have been increased by $278,704, resulting in a deferred tax asset of $108,778. A valuation allowance of  $91,834 has been established against this deferred tax asset.

•                  Alternative minimum tax (“AMT”) credit carryovers increased by $16,112, resulting in a deferred tax asset of $16,112.

•                  The tax basis in depreciable assets was reduced by $37,187, resulting in a deferred tax liability of $13,016.

As of January 2, 2004, we have remaining tax goodwill of $59,690 resulting from the acquisition of the Westinghouse Businesses and $634,493 resulting from the acquisition of RE&C.  The amortization of this tax goodwill is deductible over remaining periods of 10.2 and 11.5 years, respectively, resulting in annual tax deductions of $61,045, net of minority interest. At January 2, 2004, we had federal NOL carryovers of $248,002, most of which is subject to an annual limitation of $26,510. The federal NOL carryovers expire in years 2019 through 2022. We also had foreign NOL carryovers of $175,233, most of which are not subject to expiration. The foreign NOL carryovers primarily consist of losses incurred on two construction projects in the United Kingdom which were acquired as part of the RE&C acquisition. We also had $16,462 of foreign tax credits which currently have no expiration date.

The $144,582 valuation allowance reduces the deferred tax assets associated with the NOL carryovers to a level which we believe will, more likely than not, be realized based on estimated future taxable income.  As the NOL is used against taxable income or the valuation allowance is no longer considered necessary, the valuation allowance will be reduced, substantially all of which will result in a corresponding reduction to financial statement goodwill.

Years prior to 1994 are closed to examination for federal tax purposes. We believe that adequate provision has been made for probable tax assessments for all open tax years.

Income tax expense (benefit) differed from income taxes at the U.S. federal statutory tax rate of 35.0% as follows:

	Successor Company		Predecessor Company
	Year ended January 2, 2004	Eleven months ended January 3, 2003	One month ended February 1, 2002	One month ended December 28, 2001	Year ended November 30, 2001
Federal tax rate	35.0%	35.0%	35.0%	35.0%	35.0%
State tax, net of federal benefit	3.2	3.5	2.8	3.9	5.5
Nondeductible items	2.8	3.0	.4	(3.1)	(14.4)
Foreign tax	1.3	2.7	—	—	(1.3)
Goodwill	—	—	—	.7	3.0
Effective tax rate	42.3%	44.2%	38.2%	36.5%	27.8%

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

Income (loss) before reorganization items, income taxes, minority interests and extraordinary item is comprised of the following:

	Successor Company		Predecessor Company
	Year ended January 2, 2004	Eleven months ended January 3, 2003	One month ended February 1, 2002	One month ended December 28, 2001	Year ended November 30, 2001
U.S. source	$46,018	$60,059	$4,648	$(35,485)	$(156,471)
Foreign source	69,741	47,617	3,420	2,760	116,737
Income (loss) before reorganization items, income taxes, minority interests and extraordinary item	$115,759	$107,676	$8,068	$(32,725)	$(39,734)

10.  BENEFIT PLANS

Pension plans and supplemental retirement plans

Through an acquisition in 1999, we assumed sponsorship of contributory defined benefit pension plans which cover employees of the Westinghouse Businesses. We make actuarially computed liability calculations for financial reporting purposes and make contributions as necessary to adequately fund benefits for these plans. Plan assets are invested in master pension trusts for the Westinghouse Businesses that invest primarily in publicly traded common stocks, bonds, government securities and cash equivalents.

We have an unfunded supplemental retirement plan for key executives of the Westinghouse Businesses providing for periodic payments upon retirement. Benefits from this plan are based on salary and years of service and are reduced by benefits earned from certain other pension plans in which the executives participate. Benefits from this plan were frozen effective July 1, 2001, resulting in a curtailment gain of $4,382.

We have assumed the nonqualified pension liabilities for approximately 60 employees and former employees of Old MK. In addition, we have an unfunded pension liability for former non-employee directors of Old MK. Participants do not accrue any service costs under the plans.

We use an October 31 measurement date for all pension plans, except for one plan which uses a December 31 measurement date. Reconciliation of beginning and ending balances of benefit obligations and fair value of plan assets and the funded status of the pension plans are as follows:

	Successor Company
Change in benefit obligations	January 2, 2004	January 3, 2003
Benefit obligations at beginning of period	$62,619	$161,738
Service cost	3,367	4,503
Interest cost	4,091	9,111
Participant contributions	447	841
Benefit payments	(3,627)	(7,548)
Actuarial loss	5,310	9,478
Divestiture – sale of EMD	—	(115,504)
Benefit obligations at end of period	$72,207	$62,619

Change in plan assets
Fair value of plan assets at beginning of period	$9,620	$92,137
Actual return on plan assets	2,480	(10,000)
Company contributions	6,130	6,922
Participant contributions	447	841
Benefit payments	(3,627)	(7,548)
Divestiture – sale of EMD	(445)	(72,732)
Fair value of plan assets at end of period	$14,605	$9,620

Funded status (obligations less fair value of plan assets)	$(57,602)	$(52,999)
Unrecognized net actuarial loss	7,915	3,078
Accrued benefit cost	(49,687)	(49,921)
Contributions made after the measurement date	507	1,275
Accrued benefit cost at end of period	$(49,180)	$(48,646)

Amounts recognized in the balance sheet for the pension plans are as follows:

	Successor Company
	January 2, 2004	January 3, 2003
Accrued benefit liability	$(53,227)	$(49,907)
Accumulated other comprehensive loss	2,881	992
Minority interest in other comprehensive loss	1,166	269
Net amount recognized	$(49,180)	$(48,646)

We expect to contribute $8,593 to our pension plans in 2004. At January 2, 2004, the benefit obligation for each pension benefit plan disclosed above exceeded the fair value of plan assets.

The accumulated benefit obligation for all defined benefit pension plans was $67,365 and $59,138 at January 2, 2004 and January 3, 2003, respectively.

The components of net pension costs for the plans are as follows:

	Successor Company		Predecessor Company
Components of net pension costs	Year ended January 2, 2004	Eleven months ended January 3, 2003	One month ended February 1, 2002	One month ended December 28, 2001	Year ended November 30, 2001
Service cost	$3,367	$4,503	$369	$369	$4,717
Interest cost	4,091	9,111	854	854	11,369
Expected return on assets	(923)	(6,214)	(600)	(600)	(7,947)
Recognized net actuarial loss	125	11	13	13	—
Amortization of prior service cost	—	—	—	—	21
Net periodic pension costs	$6,660	$7,411	$636	$636	$8,160

The actuarial assumptions used to determine pension benefit obligations for the plans are as follows:

	Successor Company
	January 2, 2004	January 3, 2003
Discount rate	6.3%	6.8%
Compensation increases	4.0	4.0
Expected return on assets	8.0	9.0

Experience gains and losses, as well as the effects of changes in actuarial assumptions and plan provisions, are amortized over the average future service period of employees.

To determine the overall expected long-term rate of return on assets, we evaluate the following: (i) expectations of investment performance based on the specific investment policies and strategy for each class of plan assets, (ii) historical rates of return for each significant category of plan assets and (iii) other relevant market and company specific factors we believe have historically impacted long-term rates of return. The decrease in 2003 to an expected 8.0% rate of return from the 2002 expected 9.0% rate of return is based on lower actual rates of return experienced during the last two years, as well as a decrease in expectations of performance for our classes of plan assets.

Separate investment committees manage the assets of the two master trusts, which hold the plan assets. In accordance with the investment guidelines, the assets of the funds are invested in a manner consistent with the fiduciary standards of the Employee Retirement Income Security Act of 1974 (ERISA). The investments are made solely in the interest of the participants and beneficiaries and for the exclusive purpose of providing benefits to the participants and their beneficiaries. The asset allocation targets for these two master trusts are approximately 60 percent in equities and 40 percent in fixed income securities. Actual allocation percentages will vary from the target percentages based on short-term fluctuations in cash flows and market fluctuations.

The pension plan’s weighted-average asset allocations by asset category are:

Asset category	January 2, 2004	January 3, 2003
U.S. equity securities	55%	38%
Fixed income debt securities	36	29
Non-U.S. equity securities	6	6
Cash and cash equivalents	3	27

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

We provide benefits under company sponsored retiree health care and life insurance plans for substantially all employees of the Westinghouse Businesses. We also provide benefits under company sponsored retiree health care plans to approximately 60 retired employees and provide a life insurance plan for substantially all retirees of RE&C. The retiree health care plans require retiree contributions and contain other cost sharing features. The retiree life insurance plan provides basic coverage on a noncontributory basis.

We use an October 31 measurement date for our post-retirement health care plans.

Reconciliation of beginning and ending balances of post-retirement benefit obligations and fair value of plan assets and the funded status are as follows:

	Successor Company
Change in post-retirement benefit obligations	January 2, 2004	January 3, 2003
Benefit obligations at beginning of period	$48,179	$77,395
Service cost	889	1,216
Interest cost	3,119	4,623
Participant contributions	1,244	1,066
Benefit payments	(5,688)	(7,131)
Actuarial loss	7,147	4,449
Divestiture – sale of EMD	—	(33,439)
Benefit obligations at end of period	$54,890	$48,179

Change in plan assets
Fair value of plan assets at beginning of period	$—	$—
Company contributions	4,444	6,065
Participant contributions	1,244	1,066
Benefit payments	(5,688)	(7,131)
Fair value of plan assets at end of period	$—	$—

Funded status (obligations less fair value of plan assets)	$(54,890)	$(48,179)
Unrecognized net actuarial loss	8,464	1,056
Accrued benefit cost	(46,426)	(47,123)
Contributions made after the measurement date	577	1,161
Accrued benefit cost at end of period	$(45,849)	$(45,962)

As of January 2, 2004 and January 3, 2003, the accrued benefit liabilities recognized in the balance sheet for the postretirement health care plans are $(45,849) and $(45,962), respectively.

We expect to contribute $3,997 to our post-retirement plans in 2004.

The components of net post-retirement costs are as follows:

	Successor Company		Predecessor Company
Components of net post-retirement costs	Year ended January 2, 2004	Eleven months ended January 3, 2003	One month ended February 1, 2002	One month ended December 28, 2001	Year ended November 30, 2001
Service cost	$889	$1,216	$25	$25	$701
Interest cost	3,119	4,623	292	292	5,523
Recognized net actuarial gain	—	—	(31)	(30)	—
Amortization of prior service credit	—	—	(32)	(33)	(2,087)
Settlement	—	—	—	—	(391)
Net post-retirement costs	$4,008	$5,839	$254	$254	$3,746

The actuarial assumptions used to determine post-retirement benefit obligations are as follows:

	Successor Company
	January 2, 2004	January 3, 2003
Discount rate	6.3%	6.8%
Health care cost trend rate assumed for next year	9.6%	11.5%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.5%	5.5%
Year that the rate reaches the ultimate trend rate	2006	2006

Experience gains and losses, as well as the effects of changes in actuarial assumptions and plan provisions, are amortized over the average future service period of employees.

The health care cost trend rate assumption has a significant effect on the amounts reported for health care plans. The effect of a 1% change in this assumption would be as follows:

	Successor Company
Post-retirement benefits	January 2, 2004	January 3, 2003
Effect on total of service and interest cost
1% point increase	$433	$697
1% point decrease	(338)	(550)
Effect on accumulated projected benefit obligation
1% point increase	4,367	3,667
1% point decrease	(3,618)	(3,068)

Deferred compensation plans

We provide nonqualified plans for executives. We have a deferred compensation plan which allows for deferral of salary and incentive compensation beyond amounts allowed under our 401(k) plan and a restoration plan that provides matching contributions on compensation not eligible for matching contributions under our 401(k) plan. As of January 2, 2004 and January 3, 2003, the accrued benefit amounts are $5,014 and $1,584, respectively, and are included in pension, post-retirement and other benefit obligations in the accompanying consolidated balance sheets.

Other retirement plans

We sponsor a number of defined contribution retirement plans. Participation in these plans is available to substantially all salaried employees and to certain groups of hourly employees. Our cash contributions to these plans are based on either a percentage of employee contributions or on a specified amount per hour depending on the provisions of each plan. The net cost of these plans was $28,915 for the year ended January 2, 2004, $29,643 in the eleven months ended January 3, 2003, $2,557 for the month ended February 1, 2002, $2,631 for the month ended December 28, 2001 and $36,368 for the year ended November 30, 2001.

Multiemployer pension plans

We participate in and make contributions to numerous construction-industry multiemployer pension plans. Generally, the plans provide defined benefits to substantially all employees covered by collective bargaining agreements. Under the Employee Retirement Income Security Act, a contributor to a multiemployer plan is liable, upon termination or withdrawal from a plan, for its proportionate share of a plan’s unfunded vested liability. We currently have no intention of withdrawing from any of the multiemployer pension plans in which we participate. The net cost of these plans was $51,566 in the year ended January 2, 2004, $89,242 in the eleven months ended January 3, 2003, $6,479 for the month ended February 1, 2002, $5,710 for the month ended December 28, 2001, and $42,452 in 2001. During the eleven months ended January 3, 2003, the net cost of the multiemployer pension plans included cost incurred by us on several large projects performed under the Raytheon Settlement which were funded on a cost reimbursable basis. Such costs decreased during the year ended January 2, 2004, as the projects were substantially completed.

11.  TRANSACTIONS WITH AFFILIATES

We purchased goods and services from companies owned by the chairman of our board of directors as follows:

	Successor Company		Predecessor Company
	Year ended January 2, 2004	Eleven months ended January 3, 2003	One month ended February 1, 2002	One month ended December 28, 2001	Year ended November 30, 2001
Capital expenditures	$25	$258	$17	$55	$299
Lease and maintenance of corporate aircraft	1,875	1,934	149	199	3,370
Parts, rentals, overhauls and repairs	1,242	731	111	17	1,436
Administrative support services	3	21	—	9	250

We mined and sold ballast used in railroad beds and realized gains on sales of equipment to affiliates of the chairman of our board of directors as follows:

	Successor Company		Predecessor Company
	Year ended January 2, 2004	Eleven months ended January 3, 2003	One month ended February 1, 2002	One month ended December 28, 2001	Year ended November 30, 2001
Ballast sales	$667	$2,383	$8	$—	$1,931
Sale of construction equipment	2	—	—	—	630
Gain on sales of equipment, net	—	—	—	—	314

Insurance, surety bonds, financial advisory services and construction materials were purchased by us from firms owned by or affiliated with persons who were members of our board of directors at the time of purchase as follows:

	Successor Company		Predecessor Company
	Year ended January 2, 2004	Eleven months ended January 3, 2003	One month ended February 1, 2002	One month ended December 28, 2001	Year ended November 30, 2001
Insurance premiums paid, net	$—	$—	$—	$—	$17,333
Insurance fees	—	—	—	—	1,048
Financial advisory services	—	—	700	—	536
Construction materials	203	1,879	—	—	—

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

12.  OPERATING SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION

We operate through six business units, each of which comprises a separate reportable business segment: Power, Infrastructure, Mining, Industrial/Process, Defense and Energy & Environment. The reportable segments are separately managed, serve different markets and customers and differ in their expertise, technology and resources necessary to perform their services.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate performance and allocate resources based on segment assets, gross profit and equity in income of unconsolidated affiliates. Segment operating income is total segment revenue reduced by segment cost of revenue, goodwill amortization, integration and merger costs, restructuring costs and other operating income.

	Successor Company		Predecessor Company
	Year ended January 2, 2004	Eleven months ended January 3, 2003	One month ended February 1, 2002	One month ended December 28, 2001	Year ended November 30, 2001
Revenue
Power	$511,788	$920,068	$85,551	$67,487	$839,434
Infrastructure	575,284	692,107	79,924	71,784	940,334
Mining	84,150	63,227	5,326	4,172	92,237
Industrial/Process	458,184	574,468	64,271	65,730	957,156
Defense	506,092	494,981	62,107	56,358	582,447
Energy & Environment	368,217	560,355	50,357	41,544	598,180
Intersegment, eliminations and other	(2,564)	6,408	2,376	1,214	31,827
Total revenues	$2,501,151	$3,311,614	$349,912	$308,289	$4,041,615
Gross profit (loss)
Power	$38,045	$23,886	$199	$1,049	$(8,136)
Infrastructure	30,915	14,758	3,028	3,355	24,468
Mining	4,581	1,805	100	(624)	9,909
Industrial/Process	5,944	3,536	631	(1,984)	(3,462)
Defense	49,852	42,140	1,956	1,977	28,119
Energy & Environment	67,471	74,411	5,568	325	68,496
Intersegment and other unallocated operating costs	(20,459)	(11,500)	(362)	(3,896)	(21,699)
Total gross profit	$176,349	$149,036	$11,120	$202	$97,695
Equity in income of unconsolidated affiliates
Power	$417	$—	$—	$—	$—
Infrastructure	—	—	—	—	—
Mining	25,740	27,342	3,109	1,258	17,890
Industrial/Process	1,242	—	—	—	—
Defense	—	—	—	—	—
Energy & Environment	(1,880)	—	—	—	—
Intersegment, and other	—	—	—	—	—
Total equity in income of unconsolidated affiliates	$25,519	$27,342	$3,109	$1,258	$17,890
Operating income (loss)
Power	$39,003	$23,886	$199	$(6,755)	$(8,273)
Infrastructure	30,374	14,758	3,028	2,334	24,430
Mining	33,521	29,147	3,209	611	27,528
Industrial/Process	7,186	3,536	631	(13,961)	(6,274)
Defense	49,852	42,140	1,956	1,928	28,061
Energy & Environment	67,106	77,831	5,568	(4,906)	54,772
Intersegment and other unallocated operating income and costs	(18,992)	(11,500)	(987)	(5,606)	(45,115)
General and administrative expenses, corporate	(57,520)	(48,138)	(4,180)	(5,443)	(56,878)
Total operating income (loss)	$150,530	$131,660	$9,424	$(31,798)	$18,251

	Successor Company
Assets as of	January 2, 2004	January 3, 2003 (a)
Power	$48,169	$54,377
Infrastructure	249,727	312,471
Mining	178,690	133,998
Industrial/Process	177,324	228,777
Defense	125,369	110,306
Energy & Environment	264,529	284,129
Corporate and other (b)	366,715	291,306
Total assets	$1,410,523	$1,415,364

(a)          Beginning in the year ended January 3, 2003, our management evaluated our business units on a basis that included the allocation of goodwill to each business unit. Assets as of January 3, 2003 are restated for comparability and to conform to the current year presentation.

(b)         Corporate and other assets principally consist of cash and cash equivalents and deferred tax assets.

	Successor Company		Predecessor Company
Capital expenditures	Year ended January 2, 2004	Eleven months ended January 3, 2003	One month ended February 1, 2002	One month ended December 28, 2001	Year ended November 30, 2001
Power	$34	$269	$15	$57	$229
Infrastructure	3,651	3,424	296	361	15,460
Mining	3,715	2,972	58	372	2,574
Industrial/Process	571	3,286	657	320	1,199
Defense	—	113	—	—	—
Energy & Environment	403	5,321	1,474	156	12,024
Corporate and other	3,839	7,572	1,403	—	5,532
Total capital expenditures	$12,213	$22,957	$3,903	$1,266	$37,018

	Successor Company		Predecessor Company
Depreciation and goodwill amortization	Year ended January 2, 2004	Eleven months ended January 3, 2003	One month ended February 1, 2002	One month ended December 28, 2001 (a)	Year ended November 30, 2001 (a)
Power	$149	$137	$12	$279	$2,947
Infrastructure	15,461	34,505	2,971	3,272	42,650
Mining	6,314	6,269	586	583	6,048
Industrial/Process	1,962	2,780	270	664	5,593
Defense	103	137	14	14	38
Energy & Environment	873	1,214	172	1,375	21,197
Corporate and other	6,507	5,700	1,587	658	10,559
Total depreciation and goodwill amortization	$31,369	$50,742	$5,612	$6,845	$89,032

(a)   Includes goodwill amortization of $1,553 and $14,635 for the one month ended December 28, 2001 and the year ended November 30, 2001, respectively.

Investments in unconsolidated affiliates

At January 2, 2004 and January 3, 2003, we had $145,144 and $99,356, respectively, in investments accounted for by the equity method. These investments were held and reported primarily as part of the Mining business unit.

Geographic areas

Geographic data regarding our revenue is shown below. Geographical disclosures of long-lived assets are impracticable to prepare.

	Successor Company		Predecessor Company
Geographic data	Year ended January 2, 2004	Eleven months ended January 3, 2003	One month ended February 1, 2002	One month ended December 28, 2001	Year ended November 30, 2001
Revenue
United States	$2,259,826	$3,044,201	$321,885	$271,152	$3,416,522
International	241,325	267,413	28,027	37,137	625,093
Total revenue	$2,501,151	$3,311,614	$349,912	$308,289	$4,041,615

Revenue from international operations in all periods presented was in numerous geographic areas without significant concentration.

Major customers

Ten percent or more of our total revenues were derived from contracts and subcontracts performed by the Power, Infrastructure, Industrial/Process, Defense and Energy & Environment business units to the following customers for the periods presented:

	Successor Company		Predecessor Company
	Year ended January 2, 2004	Eleven months ended January 3, 2003	One month ended February 1, 2002	One month ended December 28, 2001	Year ended November 30, 2001
U.S. Department of Energy	$340,027	$315,687	$26,938	$17,726	$398,300
U.S. Department of Defense	605,942	748,656	84,745	77,380	813,606
Raytheon Company	129,296	513,247	44,058	31,024	42,540

13.  CONTINGENCIES AND COMMITMENTS

Contract related matters

We have contracts with the U.S. government, the allowable costs of which are subject to adjustments upon audit and negotiation by various agencies of the U.S. government. Audits by the U.S. government and negotiations of indirect costs are substantially complete through 2000. Audits by the U.S. government of 2001 indirect costs are in progress. We are also in the process of preparing cost impact statements as required under U.S. Cost Accounting Standards for 1999 through 2003, which are subject to audit by the U.S. government and negotiation. We have also prepared and submitted to the government cost impact statements for 1989 through 1998 for which we believe no adjustments are necessary. We believe that the results of the indirect costs audits and negotiations and the cost impact statements will not result in a material change to our financial position, results of operations or cash flows.

Letters of credit

In the normal course of business, we cause letters of credit to be issued in connection with contract performance obligations that are not required to be reflected in the balance sheet. We are obligated to reimburse the issuer of such letters of credit for any payments made thereunder. At January 2, 2004 and January 3, 2003, $175,417 and $207,110, respectively, in face amount of letters of credit were outstanding. We have pledged cash and cash equivalents as collateral for our reimbursement obligations with respect to $34,000 in face amount of specified letters of credit that were outstanding at January 2, 2004 not related to the New Credit Facility. At

January 2, 2004, $141,417 of the outstanding letters of credit were issued under the Senior Secured Revolving Credit Facility.

Long-term leases

Total rental and long-term lease payments for real estate and equipment charged to operations were $51,724 for the year ended January 2, 2004, $53,488 in the eleven months ended January 3, 2003, $5,235 for the month ended February 1, 2002, $6,352 for the month ended December 28, 2001 and $74,718 for the year ended November 30, 2001. Future minimum rental payments under operating leases, some of which contain renewal or escalation clauses, with remaining noncancelable terms in excess of one year at January 2, 2004 were as follows:

Year ending	Real estate	Equipment	Total
December 31, 2004	$29,397	$5,967	$35,364
December 30, 2005	26,440	3,527	29,967
December 29, 2006	24,698	2,673	27,371
December 28, 2007	16,676	2,014	18,690
January 2, 2009	6,559	56	6,615
Thereafter	11,171	3	11,174
Totals	$114,941	$14,240	$129,181

Guarantees

We have guaranteed the indemnity obligations of the Westinghouse Businesses relating to the sale of EMD to Curtiss-Wright Corporation for the potential occurrence of specified events, including breaches of representations and warranties and/or failure to perform certain covenants or agreements. Generally, the indemnification provisions expire within three years and are capped at $20,000. In addition, the indemnity provisions relating to environmental conditions obligate the Westinghouse Businesses to pay Curtiss-Wright Corporation up to a maximum $3,500 for environmental losses they incur over $5,000. The Westinghouse Businesses are also responsible for environmental losses that exceed $1,300 related to a specified parcel of the sold property. If the Westinghouse Businesses are unable to perform their indemnity obligations, BNFL has agreed to indemnify us for 40% of losses we incur as a result of our guarantee. We believe that the indemnification provisions will not have a material adverse effect on our financial position, results of operations or cash flows.

Other

Some current and former officers, employees and directors of Washington Group International were named defendants in an action filed in 1997 by two former participants in the Old MK 401(k) Plan and the Old MK Employee Stock Ownership Plan in the U.S. District Court for the District of Idaho. The complaint alleges, among other things, that the defendants breached certain fiduciary duties under the Employee Retirement Income Security Act of 1974 (“ERISA”). In October 2003, an agreement in principle was reached to settle the matter. The settlement will include contributions from insurance carriers, the two trustees and Washington Group International. In addition, the plaintiffs’ claim in our reorganization case will be allowed and plaintiffs will be entitled to participate in the distribution of shares of common stock and warrants to unsecured creditors. The settlement is subject to approval by the trial court in which the class action is pending and has been approved by the bankruptcy court which presides over our reorganization case. A charge of $3,480 for settlement costs and legal expenses related to this matter was included in other operating income (expense) in the year ended January 2, 2004.

In 1998, Washington Infrastructure, Inc., formerly known as Raytheon Infrastructure, Inc., a wholly owned subsidiary from the acquisition of RE&C, contracted with the School Construction Authority of the City of New York (the “Authority”) to provide construction management and inspection services in connection with the construction of a new school facility. The Authority brought suit against the prime contractor to correct deficiencies in materials and/or workmanship. The prime contractor agreed to perform rework and absorb the cost of approximately $4,500 to end the dispute with the Authority. As part of the settlement, the Authority also agreed to assign to the prime contractor any claims it had against us arising from the defective work. Thereafter, the prime contractor sued the Authority alleging claims for betterment, sued us alleging negligent inspection and sued a number of other parties. Although this matter is in the discovery stage, we expect the range of potential additional loss to be zero to $3,500.

From the spring of 1996 through the spring of 2001, we were the environmental remediation contractor for the U.S. Army Corps of Engineers (the “Corps”) with respect to remediation at the Tar Creek Superfund site at a former mining area in northeast Oklahoma. The Corps had contracted with the U.S. Environmental Protection Agency to remove lead contaminated soil in residential areas from more than 2,000 sites and replace it with clean fill material. In February 2000, various federal investigators working with the U.S. Attorney’s Office for the Northern District of Oklahoma executed search warrants and seized our local project records. Allegations made at the time included claims that the project had falsified truck load tickets and had claimed compensation for more loads than actually were hauled, or had indicated that full loads had been hauled when partial loads actually were carried, as well as claims that the project had sought compensation for truckers and injured workers who were directed to remain at the job site, but not to work. The criminal investigation relating to the execution of the search warrants remains pending. Through claims filed in our bankruptcy proceedings and conversations with lawyers from the Civil Division of the U.S. Department of Justice, we have learned that a qui tam lawsuit has been filed against us under the federal False Claims Act by private citizens alleging fraudulent or false claims by us for payments we received in connection with the Tar Creek remediation project. We believe that there was no wrongdoing by us or our employees at this project. Based on the status of this matter, we cannot make an estimate of potential additional loss, if any.

In 2002, the Inspector General for the U.S. Agency for International Development (“USAID”) requested documentation about and made inquiries into the contractual relationships between one of our U.S. joint ventures and a local construction company in Egypt. The focus of the inquiry, which is ongoing, is whether the structure of our business relationships with Egyptian companies violated USAID contract regulations with respect to source, origin and nationality requirements. In March 2003, we were notified by the Department of Justice that it is considering recommending civil litigation against us under the False Claims Act and at common law in connection with the matters being investigated by USAID. The Department of Justice is looking at potential violations of the USAID source, origin and nationality regulations in connection with five of our USAID-financed host-country projects located in Egypt beginning in 1996. In July 2003, our U.S. joint venture partner was notified that it had been suspended by USAID, but only for USAID-financed host-country projects; that suspension was lifted in August 2003. In January 2004, we entered into an agreement with USAID whereby we agreed to undertake certain compliance and training measures and USAID agreed that we are presently eligible for USAID contracts, including for host-country projects, and are not under threat of suspension or debarment arising out of matters covered by the USAID inquiry. We continue to respond to inquiries from the Department of Justice and to cooperate with the investigation. Our joint venture for one of the five projects referred to above has brought arbitration proceedings before an abitral tribunal in Egypt in which it has asserted a claim for additional compensation for the construction of water and wastewater treatment facilities in Egypt. The project owner, an Egyptian government agency, has asserted in a counterclaim that, by reason of alleged violations of the USAID source, origin and nationality regulations and alleged violations of Egyptian law, our joint venture should forfeit its claim, disgorge all funds which the joint venture received with respect to the project, and pay unspecified additional damages as well as the owner’s costs of defending against the joint venturer’s claims. Based on the status of these matters, we cannot make an estimate of potential additional loss, if any.

In addition to the foregoing, there are other claims, lawsuits, disputes with third parties, investigations and administrative proceedings against us relating to matters in the ordinary course of our business activities that are not expected to have a material adverse effect on our financial position, results of operations or cash flows. Government contracts are subject to specific procurement regulations, contract provisions and a variety of other requirements relating to the formation, administration, performance and accounting for these contracts. As a result of our government contracting, claims for civil or criminal fraud may be brought by the government for violations of those regulations, requirements and statutes.

14.       SUPPLEMENTAL CASH FLOW INFORMATION

	Successor Company		Predecessor Company
	Year ended January 2, 2004	Eleven months ended January 3, 2003	One month ended February 1, 2002	One month ended December 28, 2001	Year ended November 30, 2001
Supplemental cash flow information
Interest paid	$14,285	$15,874	$451	$7	$31,975
Income taxes paid, net	5,725	2,646	975	304	7,125
Supplemental non-cash investing activities
Adjustment to investment in foreign subsidiaries for cumulative translation adjustments, net of income taxes	$15,844	$9,652	$80	$482	$1,851

15.  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the periods ended January 2, 2004, January 3, 2003, February 1, 2002, December 28, 2001 and November 30, 2001 was as follows:

Year ended January 2, 2004	Before-tax amount	Tax (expense) or benefit	Net-of-tax amount
Foreign currency translation adjustments	$24,376	$(8,532)	$15,844
Minimum pension liability adjustment, net of minority interests	(1,890)	736	(1,154)
Other comprehensive income	$22,486	$(7,796)	$14,690
Eleven months ended January 3, 2003
Foreign currency translation adjustments	$14,849	$(5,197)	$9,652
Minimum pension liability adjustment, net of minority interests	(992)	389	(603)
Other comprehensive income	$13,857	$(4,808)	$9,049
One month ended February 1, 2002
Foreign currency translation adjustments	$123	$(43)	$80
Amounts reclassified to net income in fresh-start reporting	31,038	(10,770)	20,268
Other comprehensive income	$31,161	$(10,813)	$20,348
One month ended December 28, 2001
Foreign currency translation adjustments	$748	$(266)	$482
Other comprehensive income	$748	$(266)	$482
Year ended November 30, 2001
Foreign currency translation adjustments	$2,849	$(998)	$1,851
Unrealized gains on marketable securities:
Unrealized net holding gains arising during period	775	(301)	474
Less: Reclassification adjustment for net gains realized in net income	(1,411)	550	(861)
Net unrealized losses	(636)	249	(387)
Derivatives designated as cash flow hedges:
Cumulative effect of adoption of accounting principle	(1,901)	740	(1,161)
Realized loss on settled or terminated contracts	4,502	(1,752)	2,750
Net derivative activity	2,601	(1,012)	1,589
Minimum pension liability adjustment, net of minority interests	(7,578)	2,948	(4,630)
Other comprehensive loss	$(2,764)	$1,187	$(1,577)

The accumulated balances related to each component of other comprehensive income (loss) were as follows:

	Foreign currency items	Unrealized gains (losses) on securities	Net derivative activity	Minimum pension liability adjustment	Accumulated Other comprehensive income (loss)
Balance at December 1, 2000	$(18,051)	$387	$(1,589)	$—	$(19,253)
Other comprehensive income (loss)	1,851	(387)	1,589	(4,630)	(1,577)
Balance at November 30, 2001	(16,200)	—	—	(4,630)	(20,830)
Other comprehensive income	482	—	—	—	482
Balance at December 28, 2001	(15,718)	—	—	(4,630)	(20,348)
Other comprehensive income	15,718	—	—	4,630	20,348
Balance at February 1, 2002	—	—	—	—	—
Other comprehensive income (loss)	9,652	—	—	(603)	9,049
Balance at January 3, 2003	9,652	—	—	(603)	9,049
Other comprehensive income (loss)	15,844	—	—	(1,154)	14,690
Balance at January 2, 2004	$25,496	$—	$—	$(1,757)	$23,739

16.  CAPITAL STOCK, STOCK PURCHASE WARRANTS AND STOCK COMPENSATION PLANS

As discussed in Note 3, “Acquisition, Reorganization Case and Fresh-start Reporting,” our Plan of Reorganization canceled all of the then outstanding shares of capital stock, stock purchase warrants and stock options as of January 25, 2002, and new capital stock, stock purchase warrants and stock options were issued.

Capital stock

Pursuant to our certificate of incorporation, we have the authority to issue 100,000 shares of common stock and 10,000 shares of preferred stock. Preferred stock can be issued at any time or from time to time in one or more series with such designations, powers, preferences and rights, qualifications, limitations and restrictions thereon as determined by our board of directors.

Stock purchase warrants

At January 2, 2004, we had outstanding warrants giving rights to acquire 8,520 shares of our common stock. The warrants were issued in connection with our Plan of Reorganization to unsecured creditors in three series as follows:

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

Washington Group International, Inc.’s Equity and Performance Incentive Plan (the “2002 Plan”) became effective January 25, 2002 upon our emergence from bankruptcy. An amended and restated version of the 2002 Plan was approved at our annual meeting of stockholders on May 9, 2003. Under the 2002 Plan, our board of directors may approve the award of option rights, appreciation rights, performance units, performance shares, restricted shares, deferred shares or other awards to directors, officers and key employees for us and our subsidiaries. Our common shares available to the 2002 Plan shall not exceed 6,002 shares. Awards are subject to terms and conditions determined by our board of directors. As of January 2, 2004, only option rights and performance units have been awarded under the 2002 Plan.

Long-term incentive program

We have a long-term incentive program (“LTIP”) designed to provide long-term incentives to executives to increase stockholder value. The LTIP consists of nonqualified fixed-price stock options and performance unit awards granted under the 2002 Plan annually. The LTIP links a portion of compensation to stockholder returns and utilizes vesting periods to encourage participating executives to continue in our employ. The size and timing of awards are determined by the compensation committee of the board of directors.

From January 25, 2002 through January 2, 2004, specified members of management, designated employees and our board of directors (other than the chairman) were granted nonqualified stock options to purchase an aggregate total of 2,471 shares of the New Common Stock, subject to dilution, with terms of ten years and exercise prices determined at the market prices on the dates of grant, ranging from $13.40 to $29.01 per share. Options granted in 2002 vested one-third on the date of grant, one-third on the first anniversary of the date of grant and the final third on the second anniversary of the date of grant. Options granted after 2002 vest one-third on the first anniversary of the date of grant, one-third on the second anniversary of the date of grant and the final third on the third anniversary of the date of grant. The vesting period for future grants will be determined by the compensation committee of our board of directors.

On January 25, 2002, the chairman of our board of directors, Mr. Dennis R. Washington, was granted stock options to purchase shares of New Common Stock in three tranches. The first tranche was to expire five years after the Effective Date. The remaining tranches were to expire four years after the Effective Date. One-third of each tranche vested on the Effective Date, an additional one-third of each tranche vested on the first anniversary of the Effective Date and the final third of each tranche vested on the second anniversary of the Effective Date, January 25, 2004. As consideration for an additional three years of service as chairman of our board of directors, Mr. Washington’s stock options were amended in November 2003 extending the expiration dates on all three tranches to ten years from the original date of grant, or January 25, 2012. As a result of this extension, we recorded compensation expense of $6,174 during the year ended January 2, 2004 as general administrative expenses and as an increase to additional paid-in capital. The number of shares and respective exercise prices for each tranche are as follows:

	Number of shares	Exercise price per share
Tranche A	1,389	$24.00
Tranche B	882	$31.74
Tranche C	953	$33.51

Option activity under our stock plans is summarized as follows:

Number of options	Outstanding at beginning of period	Granted	Canceled	Exercised	Outstanding at end of period
Successor Company
Year ended January 2, 2004	5,033	652	(76)	(46)	5,563
Eleven months ended January 3, 2003	4,417	626	(10)	—	5,033
Options issued upon emergence from bankruptcy	—	4,417	—	—	4,417
Predecessor Company
One month ended February 1, 2002	7,390	—	(7,390)	—	—
One month ended December 28, 2001	7,417	—	(27)	—	7,390
Year ended November 30, 2001	7,638	636	(857)	—	7,417

Weighted-average exercise prices
Successor Company
Year ended January 2, 2004	$26.62	$16.18	$19.47	$23.13	$25.52
Eleven months ended January 3, 2003	27.60	19.65	24.00	—	26.62
Options issued upon emergence from bankruptcy	—	27.60	—	—	27.60
Predecessor Company
One month ended February 1, 2002	8.72	—	8.72	—	—
One month ended December 28, 2001	8.72	—	9.38	—	8.72
Year ended November 30, 2001	8.73	9.46	9.33	—	8.72

Number of options				Exercisable at end of period	Shares available for grant
Successor Company
January 2, 2004				3,323	393
January 3, 2003				1,688	969
Options issued upon emergence from bankruptcy				1,486	1,585
Predecessor Company
February 1, 2002				—	—
December 28, 2001				2,450	2,689
November 30, 2001				2,476	2,663

Weighted-average exercise price of vested options					Exercisable at end of period
Successor Company
January 2, 2004					$26.67
January 3, 2003					26.60
Options issued upon emergence from bankruptcy					27.56
Predecessor Company
February 1, 2002					—
December 28, 2001					8.34
November 30, 2001					8.36

Beginning in 2003, performance units are awarded annually and mature at the end of their three-year performance period. The value of each performance unit will be calculated at the end of the three-year performance period to which it relates, based on performance results relative to predetermined corporate financial goals. At the end of each three-year period, the value of mature performance units generally will be paid in cash, provided the threshold performance metrics have been achieved. Certain executives who are subject to stock ownership guidelines may elect to have the value of mature performance units paid in stock to the extent necessary to satisfy those guidelines. During 2003, $2,563 was recorded as compensation related to the performance units based on the 2003 performance results.

Stock-based compensation

We adopted the disclosure-only provisions of the SFAS No. 123. Accordingly, compensation cost has been recorded based only on the intrinsic value of the options granted. No compensation cost was recognized for the eleven months ended January 3, 2003, one month ended February 1, 2002 and one month ended December 28, 2001. We recognized $6,174 and $4 of compensation cost during the year ended January 2, 2004 and the year ended November 30, 2001, respectively, for stock-based compensation awards. If we had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income (loss) would have been adjusted to the pro forma amounts as disclosed in Note 1, “Significant Accounting Policies.”

The Black-Scholes option valuation model was used to estimate the fair value of the options for purposes of the pro forma presentation set forth in Note 1, “Significant Accounting Policies.”

The following assumptions were used in the valuation and no dividends were assumed:

	Successor Company		Predecessor Company
	Year ended January 2, 2004	Eleven months ended January 3, 2003	Year ended November 30, 2001
Average expected life (years)	6	5	7
Expected volatility	40.2%	42.3%	40.7%
Risk-free interest rate	4.6%	5.0%	5.7%
Weighted-average fair value:
Exercise price greater than market price at grant	$—	$8.00	$—
Exercise price equal to market price at grant	7.48	8.65	3.71
Exercise price less than market price at grant	—	—	4.44

The assumptions used in the Black-Scholes option valuation model are highly subjective, particularly as to stock price volatility of the underlying stock, and can materially affect the resulting valuation.

The following table summarizes information regarding options that were outstanding at January 2, 2004:

	Options outstanding			Options exercisable
Price range	Number	Weighted-average exercise price	Weighted-average remaining contractual life (years)	Number	Weighted-average exercise price
Below $24.00	1,028	$16.69	8.89	282	$17.88
$24.00 - $28.00	2,693	24.02	7.94	1,818	24.00
Above $28.00	1,842	32.65	8.07	1,223	32.67

Stockholder rights plan

On June 21, 2002, our board of directors adopted a stockholder rights plan under which we issue one right for each outstanding share of our common stock. The rights expire in 2012 unless they are earlier redeemed, exchanged or amended by the board of directors. The board also adopted a Three-Year Independent Director Evaluation (“TIDE”) policy with respect to the plan. Under the TIDE policy, a committee comprised solely of independent directors will review the plan at least once every three years to determine whether to modify the plan in light of all relevant factors.

The rights initially trade together with our common stock and are not exercisable until 10 days after the earlier of a public announcement that a person or group has acquired beneficial ownership of 15% or more, with certain exceptions, of our common stock or the commencement of, or public announcement of an intent to commence, a tender or exchange offer which, if successful, would result in the offeror acquiring 15% or more of our common stock. Once exercisable, each right would separate from the common stock and be separately tradeable.

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

17.  FINANCIAL INSTRUMENTS

The estimated fair values of financial instruments at January 2, 2004 and January 3, 2003 were determined, using available market information and valuation methodologies believed to be appropriate. However, judgment is necessary in interpreting market data to develop the estimates of fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.

The carrying amounts and estimated fair values of certain financial instruments at January 2, 2004 and January 3, 2003 were as follows:

	Successor Company
	January 2, 2004		January 3, 2003
	Carrying amount	Fair value	Carrying amount	Fair value
Financial assets
Customer retentions	$13,663	$13,277	$23,546	$22,733
Financial liabilities
Subcontract retentions	21,184	20,585	19,623	18,946

The fair value of customer retentions and subcontract retentions was estimated by discounting expected cash flows at rates currently available to us for instruments with similar risks and maturities. The fair value of other financial instruments including cash and cash equivalents, accounts receivable excluding customer retentions, unbilled receivables and accounts and subcontracts payable excluding retentions (as well as similar financial instruments classified within assets and liabilities held for sale) approximate cost because of the immediate or short-term maturity.

QUARTERLY FINANCIAL DATA

(In millions except per share data)

UNAUDITED

Selected quarterly financial data for the years ended January 2, 2004 and January 3, 2003 is presented below.

	Successor Company
2003 Quarters ended	April 4, 2003	July 4, 2003	October 3, 2003	January 2, 2004
Revenue	$657.5	$634.7	$588.1	$620.9
Gross profit	37.5	47.7	53.8	37.3
Reorganization items	—	(3.7)	—	(1.2)
Net income	12.8	14.3	12.8	2.2
Income per share
Basic	.51	.57	.51	.09
Diluted	.51	.57	.51	.09
Market price
High	$17.75	$23.15	$27.95	$34.33
Low	14.35	17.38	21.59	26.85

	Predecessor Company	Successor Company
Quarters ended	February 1, 2002 (a)	March 29, 2002 (b)	June 28, 2002	September 27, 2002	January 3, 2003
Revenue	$349.9	$607.0	$960.5	$903.7	$840.4
Gross profit	11.1	27.9	41.2	45.7	34.2
Reorganization items	(72.1)	—	—	(3.5)	.4
Income (loss) before extraordinary item	(45.0)	9.5	9.2	9.3	9.7
Extraordinary item–gain on debt discharge	567.2	—	—	—	—
Net income	522.2	9.5	9.2	9.3	9.7
Income per share - basic and diluted	— (c)	.38	.37	.37	.39
Market price
High		$24.00	$24.00	$22.00	$17.00
Low		17.20	19.00	13.00	12.20

(a)          One month ended February 1, 2002.

(b)         Two months ended March 29, 2002.

(c)          Net income (loss) per share is not presented for this period, as it is not meaningful because of the revised capital structure of the Successor Company.

ITEM 9.     CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the fiscal years ended January 2, 2004 and January 3, 2003, there were no changes in, or disagreements with, accountants on accounting and financial disclosure matters.

ITEM 9A.       CONTROLS AND PROCEDURES

Evaluation of our Disclosure Controls and disclosure of changes to Internal Control over Financial Reporting.

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms. As of the date of the financial statements, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective.

CEO and CFO certificates

Attached as Exhibits 31.1 and 31.2 to this report on Form 10-K are two certifications, one each by the CEO and the CFO. They are required in accordance with Rule 13a-14 of the Exchange Act. This Item 9A, Controls and Procedures, includes the information concerning the controls evaluation referred to in the certifications and should be read in conjunction with the certifications.

Disclosure controls

“Disclosure Controls” are controls and procedures that are designed to reasonably ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure Controls are also designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO.

Internal controls over financial reporting

Our Disclosure Controls include components of our internal control over financial reporting, which consist of procedures that are designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements in accordance with generally accepted accounting principles.

Limitations on the effectiveness of controls

Our management, including the CEO and CFO, does not expect that our Disclosure Controls and/or our internal control over financial reporting will prevent or detect all error or fraud. A system of controls is able to provide only reasonable, not complete, assurance that the control objectives are being met, no matter how extensive those control systems may be. Also, control systems must be established considering the benefits of a control system relative to its costs. Because of these inherent limitations that exist in all control systems, no evaluation of controls can provide absolute assurance that all errors or fraud, if any, have been detected. The inherent limitations in control systems include various human and system factors that may include errors in judgment or interpretation regarding events or circumstances or inadvertent error. Additionally, controls can be circumvented by the acts of a single person, by collusion on the part of two or more people or by management override of the control. Over time, controls can also become ineffective as conditions, circumstances, policies, technologies, level of compliance and people change. Because of such inherent limitations, in any cost-effective control system over financial information, misstatements may occur due to error or fraud and may not be detected.

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

Conclusions

Based upon the evaluation of Disclosure Controls described above, our CEO and CFO have concluded that, subject to the limitations described above, our Disclosure Controls are effective to provide reasonable assurance that material information relating to Washington Group International, Inc. and its consolidated subsidiaries is made known to management, including the CEO and CFO, so that required disclosures have been included in this report on Form 10-K.

We have also reviewed our internal control over financial reporting during the most recent fiscal quarter, and our CEO and CFO have concluded that there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by this Item will be set forth under the captions “Directors” and “Executive Officers” in our definitive proxy statement for our annual meeting of stockholders, to be filed not later than April 7, 2004, and is incorporated herein by this reference.

ITEM 11.       EXECUTIVE COMPENSATION

The information called for by this Item will be set forth under the caption “Report of the Compensation Committee on Executive Compensation for 2003” in our definitive proxy statement for our annual meeting of stockholders, to be filed not later than April 7, 2004, and is incorporated herein by this reference.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Securities authorized for issuance under equity compensation plans

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	5,563,000	$25.52	393,000
Equity compensation plans not approved by security holders	—	—	—
Total	5,563,000	$25.52	393,000

Additional information called for by this item will be set forth under the caption “Security Ownership of Certain Beneficial owners and Management” in our definitive proxy statement for our annual meeting of stockholders, to be filed not later than April 7, 2004, and is incorporated herein by this reference.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this Item will be set forth under the caption “Certain Relationships and Related Transactions” in our definitive proxy statement for our annual meeting of stockholders, to be filed not later than April 7, 2004, and is incorporated herein by this reference.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this Item will be set forth under the caption “Principal Accountant Fees and Services” in our definitive proxy statement for our annual meeting of stockholders, to be filed not later than April 7, 2004, and is incorporated herein by this reference.

III-1

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)          Documents filed as a part of this Form 10-K.

1.	The Consolidated Financial Statements, together with the report thereon of Deloitte & Touche LLP, are included in Part II, Item 8 of this report

Independent Auditors’ Report

Consolidated Statements of Operations for the year ended January 2, 2004, the eleven months ended January 3, 2003 (Successor Company), the one month ended February 1, 2002, the one month ended December 28, 2001 and the year ended November 30, 2001 (Predecessor Company)

Consolidated Statements of Comprehensive Income (Loss) for the year ended January 2, 2004, the eleven months ended January 3, 2003 (Successor Company), the one month ended February 1, 2002, the one month ended December 28, 2001 and the year ended November 30, 2001 (Predecessor Company)

Consolidated Balance Sheets at January 2, 2004 and January 3, 2003 (Successor Company)

Consolidated Statements of Cash Flows for the year ended January 2, 2004, the eleven months ended January 3, 2003 (Successor Company), the one month ended February 1, 2002, the one month ended December 28, 2001 and the year ended November 30, 2001 (Predecessor Company)

Consolidated Statements of Stockholders’ Equity (Deficit) for the year ended January 2, 2004, the eleven months ended January 3, 2003 (Successor Company), the one month ended February 1, 2002, the one month ended December 28, 2001 and the year ended November 30, 2001 (Predecessor Company)

Notes to Consolidated Financial Statements

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

IV-1

(b)   Reports on Form 8-K.

On November 18, 2003, we filed a current report on Form 8-K dated November 17, 2003 detailing Washington Group International’s third quarter 2003 financial results.

On October 14, 2003, we filed a current report on Form 8-K dated October 13, 2003 announcing Washington Group International’s entering into a new credit facility with a financial syndicate led by Credit Suisse First Boston.

IV-2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized on March 4, 2004.

Washington Group International, Inc.

By	/s/ George H. Juetten
George H. Juetten, Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below on March 4, 2004 by the following persons on our behalf in the capacities indicated.

Chief Executive Officer and President and Director
/s/ Stephen G. Hanks	(Principal Executive Officer)

Executive Vice President and Chief Financial Officer
/s/ George H. Juetten	(Principal Financial Officer)

Vice President and Controller
/s/ Jerry K. Lemon	(Principal Accounting Officer)

/s/ Dennis R. Washington*	Chairman and Director

/s/ David H. Batchelder*	Director

/s/ Michael R. D’Appolonia *	Director

/s/ William J. Flanagan*	Director

/s/ C. Scott Greer*	Director

/s/ William H. Mallender*	Director

/s/ Michael P. Monaco*	Director

/s/ Cordell Reed*	Director

/s/ Bettina M. Whyte*	Director

/s/ Dennis K. Williams*	Director

*Craig G. Taylor, by signing his name hereto, does hereby sign this Form 10-K on behalf of each of the above-named directors of Washington Group International, Inc., pursuant to powers of attorney executed on behalf of each such officer and director.

By	/s/ Craig G. Taylor
Craig G. Taylor, Attorney-in-fact

WASHINGTON GROUP INTERNATIONAL, INC.

SCHEDULE II.  VALUATION, QUALIFYING AND RESERVE ACCOUNTS

(In thousands)

Allowance for Doubtful Accounts Receivables Deducted in the Balance Sheet from Accounts Receivable

Period Ended	Balance at Beginning of Period	Provisions Charged to Operations	Other	Deductions	Balance at End of Period
Predecessor Company
Year ended November 30, 2001	$(15,270)	$(21,847)	$—	$13,216	$(23,901)
One month ended December 28, 2001	(23,901)	(6,467)	—	4,427	(25,941)
One month ended February 1, 2002	(25,941)	(160)	—	1,311	(24,790)
Successor Company
Eleven months ended January 3, 2003	(24,790)	(13,444)	—	18,820	(19,414)
Year ended January 2, 2004	(19,414)	(5,321)	—	11,216	(13,519)

Deferred Income Tax Asset Valuation Allowance Deducted in the Balance Sheet
from Deferred Income Tax Assets

Period Ended	Balance at Beginning of Period	Provisions Charged to Operations	Other		Deductions	Balance at End of Period
Predecessor Company
Year ended November 30, 2001	$(44,585)	$(90)	$—		$—	$(44,675)
One month ended December 28, 2001	(44,675)	—	—		—	(44,675)
One month ended February 1, 2002	(44,675)	(577)	—		—	(45,252)
Successor Company
Eleven months ended January 3, 2003	(45,252)	(3,260)	—		—	(48,512)
Year ended January 2, 2004	(48,512)	—	(97,194	)(a)	1,124	(144,582)

(a)          Other adjustments to the deferred income tax valuation allowance for January 2, 2004 include a $91,834 increase related to NOL retained after the cancellation of debt and increase of $5,360 primarily related to foreign exchange gains on foreign NOL carryovers.

S-1

WASHINGTON GROUP INTERNATIONAL, INC.

EXHIBIT INDEX

Copies of exhibits will be supplied upon request. Exhibits will be provided at a fee of $.25 per page requested.

Exhibit Number	Exhibit Description

2.1

Stock Purchase Agreement dated as of April 14, 2000, among Raytheon Company, Raytheon Engineers & Constructors International, Inc. and Washington Group International, Inc. (“Washington Group International”) (filed as Exhibit 2 to Washington Group International’s Form 10-Q Quarterly Report for the quarter ended March 3, 2000 and incorporated herein by reference).

2.2.1

Seconded Amended Joint Plan of Reorganization of Washington Group International, et al. (filed as Exhibit 99.1 to Washington Group International’s Form 8-K Current Report filed on August 2, 2001 and incorporated herein by reference).

2.2.2

Modification to Seconded Amended Joint Plan of Reorganization of Washington Group International, et al. (filed as Exhibit 99.1 to Washington Group International’s Form 8-K Current Report filed on August 31, 2001 and incorporated herein by reference).

2.2.3

Second Modification to Seconded Amended Joint Plan of Reorganization of Washington Group International, et al. (filed as Exhibit 2.3 to Washington Group International’s Form 8-K Current Report filed on January 4, 2002 and incorporated herein by reference).

2.2.4

Third modification to Seconded Amended Joint Plan of Reorganization of Washington Group International, et al. (filed as Exhibit 2.4 to Washington Group International’s Form 8-K Current Report filed on January 4, 2002 and incorporated herein by reference).

3.1

Amended and Restated Certificate of Incorporation of Washington Group International (filed as Exhibit 3.1 to Washington Group International’s Form 8-K Current Report filed on February 8, 2002 and incorporated herein by reference).

3.2

Amended and Restated Bylaws of Washington Group International (filed as Exhibit 3.2 to Washington Group International’s Form 8-K Current Report filed on February 8, 2002 and incorporated herein by reference).

4.1

Specimen certificate of Washington Group International’s common stock (filed as Exhibit 4.1 to Washington Group International’s Form 10-Q Quarterly Report for the quarter ended June 28, 2002 and incorporated herein by reference).

4.2

Specimen certificate of Washington Group International’s Tranche A Warrants (filed as Exhibit 4.2 to Washington Group International’s Form 10-Q Quarterly Report for the quarter ended June 28, 2002 and incorporated herein by reference).

4.3

Specimen certificate of Washington Group International’s Tranche B Warrants (filed as Exhibit 4.3 to Washington Group International’s Form 10-Q Quarterly Report for the quarter ended June 28, 2002 and incorporated herein by reference).

4.4

Specimen certificate of Washington Group International’s Tranche C Warrants (filed as Exhibit 4.4 to Washington Group International’s Form 10-Q Quarterly Report for the quarter ended June 28, 2002 and incorporated herein by reference).

4.5

Warrant Agreement dated as of January 25, 2002 between Washington Group International and Wells Fargo Bank Minnesota, National Association, as warrant agent (filed as Exhibit 4.3 to Washington Group International’s Form 8-K Current Report filed on February 8, 2002 and incorporated herein by reference).

4.6

Registration Rights Agreement dated January 25, 2002 among Washington Group International and certain parties identified therein (filed as Exhibit 4.2 to Washington Group International’s Form 8-K Current Report filed on February 8, 2002 and incorporated herein by reference).

4.11

Rights Agreement dated as of June 21, 2002 between Washington Group International and Wells Fargo Bank Minnesota, National Association, as rights agent (filed as Exhibit 4.1 to Washington Group International’s Registration Statement on Form 8-A Current Report filed on June 24, 2002 and incorporated herein by reference).

10.1.1

Credit Agreement dated as of January 24, 2002 among Washington Group International, Credit Suisse First Boston, as administrative agent, collateral monitoring agent, lead arranger and book manager, ABLECO Finance LLC, as documentation agent, and certain lenders and issuers identified therein (filed as Exhibit 10.1 to Washington Group International’s Form 8-K Current Report filed on February 8, 2002 and incorporated herein by reference).

10.1.2

Amendment No. 1 and Consent dated as of June 28, 2002 to Washington Group International’s Credit Agreement dated as of January 24, 2002 among Washington Group International, Credit Suisse First Boston, as administrative agent, collateral monitoring agent, lead arranger and book manager, ABLECO Finance LLC, as documentation agent, and certain lenders and issuers identified therein (filed as Exhibit 10.1 to Washington Group International’s Form 10-Q Quarterly Report for the quarter ended June 28, 2002 and incorporated herein by reference).

10.2

Pledge and Security Agreement dated as of January 24, 2002 among Washington Group International, certain subsidiaries of Washington Group International identified therein and Credit Suisse First Boston, as administrative agent, collateral monitoring agent, lead arranger and book manager, ABLECO Finance LLC, as documentation agent (filed as Exhibit 10.2 to Washington Group International’s Form 8-K Current Report filed on February 8, 2002 and incorporated herein by reference).

10.3

Shareholders Agreement dated December 18, 1993 among Morrison Knudsen BV, a wholly owned subsidiary of Washington Group International, Lambique Beheer BV and Ergon Overseas Holdings Limited (filed as Exhibit 10.6 to Washington Group International’s Form 10-K Annual Report for fiscal year ended November 30, 1997 and incorporated herein by reference).

10.4

Asset Purchase Agreement dated as of June 25, 1998 between CBS Corporation and WGNH Acquisition, LLC related to the acquisition of the Westinghouse Energy Systems Business Unit from CBS Corporation (filed as Exhibit 10.10 to Washington Group International’s Form 10-K Annual Report for fiscal year ended November 30, 1998 and incorporated herein by reference).

10.5

Asset Purchase Agreement dated as of June 25, 1998 between CBS Corporation and WGNH Acquisition, LLC related to the acquisition of the Westinghouse Government and Environmental Services Company business from CBS Corporation (filed as Exhibit 10.11 to Washington Group International’s Form 10-K Annual Report for fiscal year ended November 30, 1998 and incorporated herein by reference).

10.6

Amended and Restated Consortium Agreement between Washington Group International’s wholly owned subsidiary, Washington Group International, Inc., an Ohio corporation, and BNFL USA Group, Inc. (filed as Exhibit 10.3 to Washington Group International’s Form 10-Q Quarterly Report for the quarter ended February 26, 1999 and incorporated herein by reference).

10.7

Asset Purchase Agreement dated as of October 25, 2002 between Westinghouse Government Services Company LLC and Curtiss-Wright Electro-Mechanical Corporation (filed as Exhibit 99.2 to Washington Group International’s Form 8-K/A Amended Current Report filed on November 1, 2002 and incorporated herein by reference).

10.8

Trust and Disbursing Agreement dated as of January 25, 2002 among Washington Group International, the Official Unsecured Creditors’ Committee and Wells Fargo Bank Minnesota, National Association, as disbursing agent (filed as Exhibit 10.4 to Washington Group International’s Form 8-K Current Report filed on February 8, 2002 and incorporated herein by reference).

10.9

Settlement Agreement dated as of January 23, 2002 among Washington Group International, Raytheon Company and Raytheon Engineers & Constructors International, Inc. (filed as Exhibit 10.5 to Washington Group International’s Form 8-K Current Report filed on February 8, 2002 and incorporated herein by reference).

10.10

Asset Purchase Agreement dated as of April 17, 2003 between The Shaw Group Inc. and Washington Group International related to the sale of Washington Group International’s Petrochemical Technology Center in Cambridge, Massachusetts, to Stone & Webster Inc., a subsidiary of The Shaw Group Inc. of Baton Rouge, Louisiana (filed as Exhibit 10.1 to Washington Group International’s Form 10-Q Quarterly Report for the quarter ended July 4, 2003 and incorporated herein by reference).

10.11

Amended and Restated Credit Agreement dated as of October 9, 2003 among Washington Group International, the lenders and issuers party thereto, Credit Suisse First Boston, as administrative agent, sole lead arranger and book manager, LaSalle Bank National Association, as documentation agent, and ABLECO Finance LLC, as syndication agent (filed as Exhibit 10.1 to Washington Group International’s Form 8-K Current Report filed on October 13, 2003 and incorporated herein by reference).

10.12

Joinder Agreement dated as of October 9, 2003, delivered by subsidiaries of Washington Group International and acknowledged and agreed by Credit Suisse First Boston (filed as Exhibit 10.2 to Washington Group International’s Form 8-K Current Report filed on October 13, 2003 and incorporated herein by reference).

10.13.1

Washington Group International Equity and Performance Incentive Plan, Amended and Restated as of November 9, 2002 (filed as Appendix E to Washington Group International’s Def 14A Definitive Proxy Statement filed on April 8, 2003 and incorporated herein by reference). #

10.13.2*	Washington Group International Equity and Performance Incentive Plan, Amended and Restated as of August 14, 2003. #

10.14

Washington Group International, Inc. Equity and Performance Incentive Plan — California (filed as Exhibit 10.8 to Washington Group International’s Form 8-K Current Report filed on February 8, 2002 and incorporated herein by reference). #

10.15

Description of Washington Group International’s additional retention and incentive arrangements (filed as Exhibit 10.9 to Washington Group International’s Form 10-Q Quarterly Report for the quarter ended March 29, 2002 and incorporated herein by reference). #

10.16

Letter Agreement dated as of November 15, 2001 between Washington Group International and Dennis R. Washington (filed as Exhibit 10.9 to Washington Group International’s Form 8-K Current Report filed on February 8, 2002 and incorporated herein by reference).

10.17*	Letter Agreement of January 21, 2004, effective as of November 14, 2003, between Washington Group International and Dennis R. Washington.

10.18

Form of Indemnification Agreement (filed as Exhibit 10.10 to Washington Group International’s Form 8-K Current Report filed on February 8, 2002 and incorporated herein by reference). # A schedule listing the directors and officers with whom Washington Group International has entered into such agreements is filed herewith. # *

10.19

Washington Group International Key Executive Disability Insurance Plan (filed as Exhibit 10.12 to Old MK’s Form 10-K Annual Report for the year ended December 31, 1992 and incorporated herein by reference). #

10.20

Washington Group International Key Executive Life Insurance Plan (filed as Exhibit 10.13 to Old MK’s Form 10-K Annual Report for the year ended December 31, 1992 and incorporated herein by reference). #

10.21.1

Washington Group International’s Retention Agreement with Stephen G. Hanks dated as of March 20, 2001 (filed as Exhibit 10.20 to Washington Group International’s Form 10-K Annual Report for fiscal year ended November 30, 2001 and incorporated herein by reference). #

10.21.2

Amendment dated August 20, 2002 to Washington Group International’s Retention Agreement of March 20, 2001 with Stephen G. Hanks (filed as Exhibit 10.17.2 to Washington Group International’s Form 10-K Annual Report for fiscal year ended January 3, 2003 and incorporated herein by reference). #

10.22.1

Form of Washington Group International’s Retention Agreement (filed as Exhibit 10.21 to Washington Group International’s Form 10-K Annual Report for fiscal year ended November 30, 2001 and incorporated herein by reference). #  A schedule listing the Executive Officers with whom Washington Group International has entered into such agreements is filed herewith. *

10.22.2

Form of Amendment to Washington Group International’s Retention Agreement (filed as Exhibit 10.18.2 to Washington Group International’s Form 10-K Annual Report for fiscal year ended January 3, 2003 and incorporated herein by reference). #  A schedule listing the Executive Officers with whom Washington Group International has entered into such agreements is filed herewith. *

10.23

Washington Group International’s letter agreement with Thomas H. Zarges dated as of March 7, 2001 (filed as Exhibit 10.23 to Washington Group International’s Form 10-K Annual Report for fiscal year ended November 30, 2001 and incorporated herein by reference). #

10.24

Washington Group International, Inc. Short-Term Incentive Plan (filed as Appendix D to Washington Group International’s Def 14A Proxy Statement filed on April 8, 2003 and incorporated herein by reference). #

10.25

Washington Group International, Inc. Restoration Plan effective as of January 1, 2003, amended and restated as of August 14, 2003 (filed as Exhibit 10.3 to Washington Group International’s Form 10-Q Quarterly Report for the quarter ended October 3, 2003 and incorporated herein by reference). #

10.26

Washington Group International, Inc. Voluntary Deferred Compensation Plan effective as of January 1, 2003, amended and restated as of August 14, 2003 (filed as Exhibit 10.4 to Washington Group International’s Form 10-Q Quarterly Report for the quarter ended October 3, 2003 and incorporated herein by reference). #

10.27

Description of Washington Group International Executive Financial Counseling Program adopted on February 14, 2003 (filed as Exhibit 10.23 to Washington Group International’s Form 10-K Annual Report for fiscal year ended January 3, 2003 and incorporated herein by reference). #

21.*	Subsidiaries of Washington Group International.

23.1*	Consent of Deloitte & Touche LLP.

23.2*	Consent of Deloitte & Touche GmbH.

24.*	Powers of Attorney.

31.1*	Certification of the Principal Executive Officer of Washington Group International, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer of Washington Group International, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Financial Statements of Mitteldeutsche Braunkohlengesellschaft mbH for the year ended December 31, 2003.

#      Management contract or compensatory plan.

*      Filed herewith.

†      Furnished herewith.