Form 10-Q
period 2004-04-02
WASHINGTON GROUP INTERNATIONAL INC
filed 2004-05-12
CIK 906469

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended

April 2, 2004

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

☒   Yes       ☐   No

At April 30, 2004, 25,216,001 shares of the registrant’s $.01 par value common stock were outstanding.

WASHINGTON GROUP INTERNATIONAL, INC.

Quarterly Report on Form 10-Q for the

Quarterly Period Ended April 2, 2004

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

•                  Maintenance of government-compliant cost systems

•                  The economic well-being of our private and public customer base and its ability and intentions to invest capital in engineering and construction activities

For a description of additional risk factors that may affect our businesses, financial position or results of operations, see “Business - Risk Factors” in Part I, Item 1 of our Annual Report on Form 10-K for the fiscal year ended January 2, 2004.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WASHINGTON GROUP INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(UNAUDITED)

	Three months ended
	April 2, 2004	April 4, 2003
Revenue	$754,164	$657,465
Cost of revenue	(716,775)	(619,965)
Gross profit	37,389	37,500
Equity in income of unconsolidated affiliates	10,680	8,762
General and administrative expenses	(13,962)	(10,111)
Operating income	34,107	36,151
Interest income	594	366
Interest expense	(4,414)	(6,945)
Other expense, net	(529)	(73)
Income before income taxes and minority interests	29,758	29,499
Income tax expense	(12,052)	(12,832)
Minority interests in income of consolidated subsidiaries	(4,640)	(3,887)
Net income	$13,066	$12,780
Net income per share
Basic	$.52	$.51
Diluted	$.47	$.51
Common shares outstanding
Basic	25,133	25,000
Diluted	27,580	25,022

The accompanying notes are an integral part of the consolidated financial statements.

WASHINGTON GROUP INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(UNAUDITED)

	April 2, 2004	January 2, 2004
ASSETS
Current assets
Cash and cash equivalents	$198,316	$238,835
Accounts receivable, including retentions of $13,306 and $13,663, respectively	236,350	248,456
Unbilled receivables	196,648	142,250
Investments in and advances to construction joint ventures	18,014	26,346
Deferred income taxes	87,685	89,320
Other	33,021	43,804
Total current assets	770,034	789,011
Investments and other assets
Investments in unconsolidated affiliates	154,488	145,144
Goodwill	353,926	359,903
Deferred income taxes	27,760	26,644
Other assets	19,969	18,928
Total investments and other assets	556,143	550,619
Property and equipment
Construction equipment	80,997	94,234
Other equipment and fixtures	28,820	28,500
Buildings and improvements	10,272	10,212
Land and improvements	2,491	2,491
Total property and equipment	122,580	135,437
Less accumulated depreciation	(56,139)	(64,544)
Property and equipment, net	66,441	70,893
Total assets	$1,392,618	$1,410,523

The accompanying notes are an integral part of the consolidated financial statements.

WASHINGTON GROUP INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(UNAUDITED)

	April 2, 2004	January 2, 2004
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and subcontracts payable, including retentions of $25,174 and $21,184, respectively	$151,632	$176,300
Billings in excess of cost and estimated earnings on uncompleted contracts	162,511	170,182
Accrued salaries, wages and benefits, including compensated absences of $49,725 and $45,765, respectively	117,736	131,216
Other accrued liabilities	58,257	60,708
Total current liabilities	490,136	538,406
Non-current liabilities
Self-insurance reserves	59,180	58,674
Pension and post-retirement benefit obligations	107,208	104,090
Total non-current liabilities	166,388	162,764
Contingencies and commitments
Minority interests	58,025	48,469
Stockholders’ equity
Preferred stock, par value $.01 per share, 10,000 shares authorized	—	—
Common stock, par value $.01 per share, 100,000 shares authorized; 25,216 and 25,046 shares issued, respectively	252	250
Capital in excess of par value	534,702	528,484
Stock purchase warrants	28,319	28,647
Retained earnings	92,830	79,764
Accumulated other comprehensive income	21,966	23,739
Total stockholders’ equity	678,069	660,884
Total liabilities and stockholders’ equity	$1,392,618	$1,410,523

The accompanying notes are an integral part of the consolidated financial statements.

WASHINGTON GROUP INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Three months ended
	April 2, 2004	April 4, 2003
Operating activities
Net income	$13,066	$12,780
Adjustments to reconcile net income to cash used by operating activities:
Cash paid for reorganization items	(665)	(2,461)
Depreciation and amortization	4,128	9,232
Amortization of financing fees	733	3,025
Non-cash income tax expense	10,801	11,172
Minority interests in net income of consolidated subsidiaries	4,640	3,887
Equity in income of unconsolidated affiliates, less dividends received	(10,271)	(8,188)
Gain on sale of assets, net	(641)	(416)
Changes in operating assets and liabilities and other	(65,199)	(76,771)
Net cash used by operating activities	(43,408)	(47,740)
Investing activities
Property and equipment acquisitions	(6,388)	(2,074)
Property and equipment disposals	6,792	8,043
Contributions and advances to unconsolidated affiliates	(2,664)	—
Net cash provided (used) by investing activities	(2,260)	5,969
Financing activities
Payment of financing fees	(1,524)	—
Contributions from (distributions to) minority interests, net	1,946	(2,786)
Proceeds from exercise of stock options and warrants	4,727	—
Net cash provided (used) by financing activities	5,149	(2,786)
Decrease in cash and cash equivalents	(40,519)	(44,557)
Cash and cash equivalents at beginning of period	238,835	171,192
Cash and cash equivalents at end of period	$198,316	$126,635
Supplemental disclosure of cash flow information:
Interest paid	$4,235	$3,878
Income taxes paid, net	2,249	2,058

The accompanying notes are an integral part of the consolidated financial statement.

WASHINGTON GROUP INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(UNAUDITED)

	Three months ended
	April 2, 2004	April 4, 2003
Net income	$13,066	$12,780
Other comprehensive income (loss), net of tax: Foreign currency translation adjustments	(1,773)	2,168
Comprehensive income	$11,293	$14,948

The accompanying notes are an integral part of the consolidated financial statements.

WASHINGTON GROUP INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

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

We participate in construction joint ventures, often as sponsor and manager of projects, which are formed for the purpose of bidding, negotiating and completing the specific projects. We participate in two incorporated mining ventures: Westmoreland Resources, Inc., a coal mining company in Montana, and MIBRAG mbH, a company that operates lignite coal mines and power plants in Germany. We also participate in two incorporated government contracting ventures, collectively the Westinghouse Businesses. Our venture partner is British Nuclear Services, Inc. (“BNFL”). We hold a 60% economic interest in the Westinghouse Businesses and BNFL holds a 40% economic interest. On July 7, 2000, we purchased from Raytheon Company (“Raytheon”) and Raytheon Engineers & Constructors International, Inc. (“RECI”) the capital stock of the subsidiaries of RECI and specified other assets of RECI, and we assumed specified liabilities of RECI. The businesses that we purchased, hereinafter called “RE&C,” provide engineering, design, procurement, construction, operation, maintenance and other services on a global basis.

On May 14, 2001, due to near-term liquidity problems resulting from our acquisition of RE&C, we filed for protection under Chapter 11 of the U.S. Bankruptcy Code. On December 21, 2001, the bankruptcy court entered an order confirming the Second Amended Joint Plan of Reorganization of Washington Group International, Inc., et. al., as modified (the “Plan of Reorganization”). The Plan of Reorganization became effective and we emerged from bankruptcy protection on January 25, 2002. As of February 1, 2002, we adopted fresh-start reporting pursuant to the guidelines provided by the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. In connection with the adoption of fresh-start reporting, a new entity was created for financial reporting purposes with assets, liabilities and a capital structure having carrying values as of February 1, 2002, based on current fair value. For a more detailed discussion of the RE&C acquisition and the resulting bankruptcy, see Note 3, “Acquisition, Reorganization Case and Fresh-start Reporting” of the Notes to Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended January 2, 2004 (the “2003 Annual Report”).

2.              BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. These financial statements include the accounts of Washington Group and all of its majority-owned subsidiaries and certain majority-owned construction joint ventures. Investments in non-consolidated construction joint ventures are accounted for using the equity method on the balance sheet, with our proportionate share of revenue, cost of revenue and gross profit included in the consolidated statements of income. Investments in unconsolidated affiliates are accounted for under the equity method. All significant intercompany transactions and accounts have been eliminated in consolidation.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our 2003 Annual Report. The comparative balance sheet and related disclosures at January 2, 2004 have been derived from the audited balance sheet and consolidated footnotes referred to above.

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments of a recurring nature that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the interim periods presented in these unaudited interim consolidated financial statements are not necessarily indicative of results to be expected for the full year.

Our fiscal year is the 52/53 weeks ending on the Friday closest to December 31.

The preparation of our consolidated financial statements in conformity with GAAP necessarily requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates, and the reported amounts of revenues and costs during the reporting periods. Actual results could differ from those estimates. On an ongoing basis, we review our estimates based on information that is currently available. Changes in facts and circumstances may cause us to revise estimates.

Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

Stock-based compensation

We have used the intrinsic value method to account for stock-based employee compensation under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations for all periods presented. The following table illustrates the pro forma effect on net income and income per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three months ended
	April 2, 2004	January 4, 2003
Net income as reported	$13,066	$12,780
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,730)	(3,471)
Add: Compensation cost recognized using intrinsic value method	784	—
Tax effects	369	1,355
Pro forma net income	$12,489	$10,664
Net income per share
As reported - basic	$.52	$.51
As reported – diluted	.47	.51
Pro forma - basic	.50	.43
Pro forma – diluted	.45	.43

3.              ACCOUNTING STANDARDS

Adoption of Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), which is an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. FIN 46 requires a variable interest entity to be consolidated by a company that is considered to be the primary beneficiary of that variable interest entity. In December 2003, the FASB issued FIN 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46-R”) to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R to our consolidated financial statements include:

•                  Special purpose entities. We completed our assessment and determined we have no investment in special purpose entities as defined by FIN 46-R.

•                  Non-special purpose entities. We were required to adopt FIN 46-R at the end of the first quarter of 2004. As is common in our industry, we have executed contracts jointly with third parties through partnerships and joint ventures. We account for a majority of these investments in accordance with Emerging Issues Task Force Issue (“EITF”) 00-01, Investor Balance Sheet and Income Statement Display under the Equity Method for Investments in Certain Partnerships and Other Ventures. The adoption of FIN 46-R was not material to our financial position, results of operations or cash flows for non-special purpose entities. To the extent we enter into any significant joint venture or partnership agreements in the future that would require consolidation under FIN 46-R, it could have a material impact on our consolidated financial statements in future filings.

4.              VENTURES

Construction joint ventures

We participate in unconsolidated construction joint ventures that are formed to bid, negotiate and complete specific projects. The unconsolidated construction joint ventures are reflected in our consolidated balance sheets as investments in and advances to construction joint ventures and are accounted for under the equity method. Our proportionate share of revenue, cost of revenue and gross profit for these unconsolidated construction joint ventures is included in our consolidated statements of operations. The size, scope and duration of joint-venture projects vary among periods. The tables below present the financial information for our unconsolidated construction joint ventures in which we do not hold a controlling interest but exercise significant influence.

Combined financial position of non-consolidated construction joint ventures	April 2, 2004	January 2, 2004
Current assets	$206,943	$217,893
Property and equipment, net	3,580	3,785
Current liabilities	(175,444)	(165,284)
Net assets	$35,079	$56,394

Combined results of operations of non-consolidated construction joint ventures	Three months ended
	April 2, 2004	April 4, 2003
Revenue	$159,421	$162,358
Cost of revenue	(160,604)	(149,472)
Gross profit	$(1,183)	$12,886

Washington Group’s share of results of operations of non-consolidated construction joint ventures	Three months ended
	April 2, 2004	April 4, 2003
Revenue	$59,556	$65,655
Cost of revenue	(62,560)	(59,671)
Gross profit	$(3,004)	$5,984

Unconsolidated affiliates

At April 2, 2004, we held ownership interests in several unconsolidated affiliates that are accounted for under the equity method, the most significant of which are two incorporated mining ventures: MIBRAG mbH (50%) and Westmoreland Resources, Inc. (“Westmoreland Resources”) (20%). We provide consulting services to MIBRAG mbH and contract mining services to Westmoreland Resources. The tables below present the financial information for our unconsolidated affiliates in which we do not hold a controlling interest but exercise significant influence.

Combined financial position of unconsolidated affiliates	April 2, 2004	January 2, 2004
Current assets	$177,502	$187,983
Property and equipment, net	519,823	520,107
Other non-current assets	682,183	698,817
Current liabilities	(104,047)	(87,306)
Long-term debt, non-recourse to parents	(269,423)	(274,697)
Other non-current liabilities	(693,469)	(739,741)
Net assets	$312,569	$305,163

Combined results of operations of unconsolidated affiliates	Three months ended
	April 2, 2004	April 4, 2003
Revenue	$117,992	$101,735
Cost of revenue	(96,178)	(83,833)
Gross profit	$21,814	$17,902

5.              SALE OF BUSINESS

On April 18, 2003, we sold the process technology development portion of our petroleum and chemical business (the “Technology Center”) for $17,700, subject to certain adjustments, and recognized a gain of $4,946 on the sale reflected as other operating income in the second quarter of 2003. Operating results for the

Technology Center are included as part of the “Intersegment and other unallocated operating costs” in Note 8, “Operating Segment, Geographic and Customer Information” for the three months ended April 4, 2003 and included $8,783 of revenue and a net loss of $300.

6.              CREDIT FACILITIES

In connection with our emergence from bankruptcy protection on January 25, 2002, we entered into a Senior Secured Revolving Credit Facility (“Credit Facility”) providing for an aggregate of $350,000 of revolving borrowing and letter of credit capacity allocated pro rata between two facilities as follows: a Tranche A facility in the amount of $208,350 and a Tranche B facility in the amount of $141,650. The borrowing rate under the Credit Facility was, for Tranche A, the applicable LIBOR, which had a stated floor of 3%, plus an additional margin of 5.5%, and for Tranche B, LIBOR plus an additional margin of 5.5%. The Credit Facility carried other fees, including commitment fees and letter of credit fees, normal and customary for such credit agreements.

On October 9, 2003, we replaced the Credit Facility with a New Senior Secured Revolving Credit Facility (“New Credit Facility”). As a result of the refinancing, a pre-tax charge to income of $9,831 was recorded in the fourth quarter of 2003 associated with the unamortized balance of the financing fees of the Credit Facility. The New Credit Facility provides for an amount up to $350,000 in the aggregate of loans and other financial accommodations allocated pro rata between two facilities as follows: a Tranche A facility in the amount of $115,000 and a Tranche B facility in the amount of $235,000. On March 19, 2004, we amended the New Credit Facility to include more favorable terms. As amended, the scheduled termination dates for Tranche A and Tranche B are October 9, 2007 and March 19, 2008, respectively. The borrowing rate for Tranche A is the greater of LIBOR or 2%, plus an additional margin of 3.75%. The borrowing rate for Tranche B is LIBOR, plus an additional margin of 3.50%. As of April 2, 2004, the effective rate was 5.75% for Tranche A and 4.59% for Tranche B. Borrowings under the New Credit Facility are required to be allocated between the two tranches on a proportional basis, based upon the size of each tranche. The New Credit Facility also provides for other fees, including commitment and letter of credit fees, normal and customary for such credit agreements. The New Credit Facility contains financial covenants requiring the maintenance of certain financial and operating ratios, and specified events of default which are typical for a credit agreement governing credit facilities of this size, type and tenor. While not as restrictive as the Credit Facility, the New Credit Facility also contains affirmative and negative covenants which continue to limit our ability and the ability of certain subsidiaries to incur debt or liens, provide guarantees, make investments and pay dividends. At April 2, 2004, approximately $141,710 in face amount of letters of credit were issued and outstanding, and no borrowings were outstanding under the New Credit Facility. The New Credit Facility is secured by substantially all of the assets of Washington Group and wholly owned domestic subsidiaries.

7.              RESTRUCTURING CHARGES

During 2001, we initiated restructuring actions to improve operational effectiveness and efficiency and reduce expenses globally relative to employment levels and excess facilities consistent with the Plan of Reorganization. A liability was recorded for employee termination benefits, impairment charges and enhanced pension benefits. The severance costs represented expected reductions in work force for management, professional, administrative and operational overhead. Our restructuring plan is complete. The remaining liability at April 2, 2004 primarily represents facility closure costs.

The following presents restructuring charges accrued and costs incurred:

	Three months ended
	April 2, 2004	April 4, 2003
Accrued liability at beginning of period	$9,454	$11,987
Cash expenditures, net of sub-tenant rental income	(898)	(870)
Accrued restructuring liability at end of period	$8,556	$11,117

8.     OPERATING SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION

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

The accounting policies of the segments are the same as those described in Note 1, “Significant Accounting Policies,” of the Notes to Consolidated Financial Statement in Part II, Item 8 of our 2003 Annual Report. We evaluate performance and allocate resources based on segment operating income. Segment operating income is total segment revenue reduced by segment cost of revenue and includes equity in net earnings of unconsolidated affiliates. Intersegment and other unallocated operating costs principally consist of residual costs of our non-union subsidiary and unallocated costs of our self insurance program.

Effective January 3, 2004, certain divisions of the Industrial/Process business unit were transferred to the Infrastructure and Energy business units to more closely align the divisions to the markets of the respective business units. Prior period operating results for the transferred divisions have been reclassified between business units to conform to the current period organization.

SEGMENT OPERATING INFORMATION

	Three months ended
	April 2, 2004	April 4, 2003
Revenue
Power	$150,202	$176,206
Infrastructure	277,650	123,693
Mining	20,370	14,452
Industrial/Process	90,804	112,004
Defense	122,181	131,182
Energy & Environment	96,470	93,830
Intersegment, eliminations and other	(3,513)	6,098
Total revenue	$754,164	$657,465
Gross profit (loss)
Power	$8,217	$7,449
Infrastructure	5,852	7,064
Mining	585	(233)
Industrial/Process	1,488	1,181
Defense	8,570	13,722
Energy & Environment	17,299	9,733
Intersegment and other unallocated operating costs	(4,622)	(1,416)
Total gross profit	$37,389	$37,500
Equity in income (loss) of unconsolidated affiliates
Power	$69	$—
Infrastructure	182	219
Mining	10,434	8,574
Industrial/Process	136	163
Defense	—	—
Energy & Environment	(141)	(194)
Intersegment and other	—	—
Total equity in income of unconsolidated affiliates	$10,680	$8,762
Operating income (loss)
Power	$8,286	$7,449
Infrastructure	6,034	7,283
Mining	11,019	8,341
Industrial/Process	1,624	1,344
Defense	8,570	13,722
Energy & Environment	17,158	9,539
Intersegment and other unallocated operating costs	(4,622)	(1,416)
General and administrative expenses, corporate	(13,962)	(10,111)
Total operating income	$34,107	$36,151

9.              TAXES ON INCOME

The effective tax rates for the three months ended April 2, 2004 and April 4, 2003, were 40.5% and 43.5%, respectively. The components of the effective tax rate for the various periods are shown in the table below:

	Three months ended
	April 2, 2004	April 4, 2003
Federal tax rate	35.0%	35.0%
State tax	3.0	4.9
Nondeductible items	1.9	2.8
Foreign tax	.6	.8
Effective tax rate	40.5%	43.5%

10.       BENEFIT PLANS

The components of net benefit cost for our pension and post-retirement benefit plans were as follows:

	Pension Benefits		Post-retirement Benefits
Three months ended	April 2, 2004	April 4, 2003	April 2, 2004	April 4, 2003
Service cost	$1,007	$842	$305	$222
Interest cost	1,088	1,023	826	780
Expected return on assets	(346)	(231)	—	—
Recognized net actuarial loss	26	31	69	—
Net benefit cost	$1,775	$1,665	$1,200	$1,002

Employer Contributions

We previously disclosed in our financial statements for the year ended January 2, 2004, that we expected to contribute $8,593 and $3,997 during 2004 to our pension and post-retirement plans, respectively. As of April 2, 2004, $1,658 and $956 have been contributed to our pension and post-retirement plans, respectively. We presently anticipate contributing an additional $6,400 and $3,090 to fund our pension and post-retirement plans, respectively, in 2004, for a total of $8,058 and $4,046, respectively.

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

Letters of credit

In the normal course of business, we cause letters of credit to be issued in connection with contract performance obligations that are not required to be reflected in the balance sheet. We are obligated to reimburse the issuer of such letters of credit for any payments made thereunder. At April 2, 2004 and January 2, 2004, $175,710 and $175,417, respectively, in face amount of letters of credit were outstanding. We have pledged cash and cash equivalents as collateral for our reimbursement obligations with respect to $34,000 in face amount of letters of credit that were outstanding at April 2, 2004 not related to the New Credit Facility. At April 2, 2004, $141,710 of the outstanding letters of credit were issued and under the New Credit Facility.

Guarantees

We have guaranteed the indemnity obligations of the Westinghouse Businesses relating to the sale of their Electro-Mechanical Division to Curtiss-Wright Corporation in October 2002 for the potential occurrence of specified events, including breaches of representations and warranties and/or failure to perform certain covenants or agreements. Generally, the indemnification provisions expire within three years and are capped at $20,000. In addition, the indemnity provisions relating to environmental conditions obligate the Westinghouse Businesses to pay Curtiss-Wright Corporation up to a maximum $3,500 for environmental losses they incur over $5,000. The Westinghouse Businesses are also responsible for environmental losses that exceed $1,300 related to a specified parcel of the sold property. If the Westinghouse Businesses are unable to perform their indemnity obligations, BNFL has agreed to indemnify us for 40% of losses we incur as a result of our guarantee. We believe that the indemnification provisions will not have a material adverse effect on our financial position, results of operations or cash flows.

Other

Some current and former officers, employees and directors of Washington Group were named defendants in an action filed in 1997 by two former participants in the Old MK 401(k) Plan and the Old MK Employee Stock Ownership Plan in the U.S. District Court for the District of Idaho. The complaint alleged, among other things, that the defendants breached certain fiduciary duties under the Employee Retirement Income Security Act of 1974 (“ERISA”). In October 2003, an agreement in principle was reached to settle the matter. The settlement will include contributions from insurance carriers, the two trustees and Washington Group. In addition, the plaintiffs’ claim in our reorganization case will be allowed and plaintiffs will be entitled to participate in the distribution of shares of common stock and warrants to unsecured creditors. The settlement has been preliminarily approved by the trial court in which the class action is pending and has been approved by the bankruptcy court which presides over our reorganization case; it remains subject to final approval by the trial court. A charge of $3,480 for settlement costs and legal expenses related to this matter was included in operating income (expense) in the year ended January 2, 2004.

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

From the spring of 1996 through the spring of 2001, we were the environmental remediation contractor for the U.S. Army Corps of Engineers (the “Corps”) with respect to remediation at the Tar Creek Superfund site at a former mining area in northeast Oklahoma. The Corps had contracted with the U.S. Environmental Protection Agency (the “EPA”) to remove lead contaminated soil in residential areas from more than 2,000 sites and replace it with clean fill material. In February 2000, various federal investigators working with the U.S. Attorney’s Office for the Northern District of Oklahoma executed search warrants and seized our local project records. Allegations made at the time included claims that the project had falsified truck load tickets and had claimed compensation for more loads than actually were hauled, or had indicated that full loads had been hauled when partial loads actually were carried, as well as claims that the project had sought compensation for truckers and injured workers who were directed to remain at the job site, but not to work. The criminal investigation relating to the execution of the search warrants remains pending. Through claims filed in our bankruptcy proceedings and conversations with lawyers from the Civil Division of the U.S. Department of Justice, we have learned that a qui tam lawsuit has been filed against us under the federal False Claims Act by private citizens (the relators), alleging fraudulent or false claims by us for payments we received in connection with the Tar Creek remediation project. In March 2004, the Department of Justice declined to intervene in this civil lawsuit, with exception of four claims, which are stayed. The relators filed an amended complaint in March 2004 which eliminated four claims which have been reserved to the government. In April of 2004, we received a letter from the EPA’s Suspension and Debarment Division seeking information from us in order for the EPA to determine whether we presently are a responsible contractor. We believe that there was no wrongdoing by us or our employees at this project. Based on the status of this matter, we cannot make an estimate of potential additional loss, if any.

In 2002, the Inspector General for the U.S. Agency for International Development (“USAID”) requested documentation about and made inquiries into the contractual relationships between one of our U.S. joint ventures and a local construction company in Egypt. The focus of the inquiry, which is ongoing, is whether the structure of our business relationships with Egyptian companies violated USAID contract regulations with respect to source, origin and nationality requirements. In March 2003, we were notified by the Department of Justice that it is considering recommending civil litigation against us under the False Claims Act and at common law in connection with the matters being investigated by USAID. The Department of Justice is looking at potential violations of the USAID source, origin and nationality regulations in connection with five of our USAID-financed host-country projects located in Egypt beginning in 1996. In July 2003, our U.S. joint venture partner was notified that it had been suspended by USAID, but only for USAID-financed host-country projects; that suspension was lifted in August 2003. In January 2004, we entered into an agreement with USAID whereby we agreed to undertake certain compliance and training measures and USAID agreed that we are presently eligible for USAID contracts, including for host-country projects, and are not under threat of suspension or debarment arising out of matters covered by the USAID inquiry. We continue to respond to inquiries from the Department of Justice and to cooperate with the investigation. Our joint venture for one of the five projects referred to above has brought arbitration proceedings before an arbitral tribunal in Egypt in which it has asserted a claim for additional compensation for the construction of water and wastewater treatment facilities in Egypt. The project owner, an Egyptian government agency, has asserted in a counterclaim that, by reason of alleged violations of the USAID source, origin and nationality regulations and alleged violations of Egyptian law, our joint venture should forfeit its claim, disgorge all funds which the joint venture received with respect to the project, and pay unspecified additional damages as well as the owner’s costs of defending against the joint venturer’s claims. Based on the status of these matters, we cannot make an estimate of potential additional loss, if any.

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

ITEM 2.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes thereto in Item 1 of this report. The following analysis contains forward-looking statements about our future revenues, operating results and expectations. See “Note Regarding Forward-Looking Statements” for a discussion of the risks and uncertainties affecting these statements.

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

We are subject to numerous factors, which have an impact on our ability to obtain new work. The Power business unit is dependent on the domestic demand for new power generating facilities and the modification of existing power facilities. Infrastructure is affected by the availability of public sector funding for transportation projects and the availability of bonding. Mining is affected by demand for coal and other extractive resources. The Industrial/Process business unit is affected in general by the growth prospects in the U.S. economy and more directly by the capital spending plans of its large customer base. Finally, the Defense and Energy & Environment business units are almost entirely dependent on the spending levels of the U.S. government, in particular, the Departments of Energy and Defense.

CRITICAL ACCOUNTING POLICIES AND RELATED CRITICAL ACCOUNTING ESTIMATES

Our accounting and financial reporting policies are in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet date, and the reported amounts of revenue and expenses during the reporting period. Our significant accounting policies are described in Note 1, “Significant Accounting Policies” of the Notes to Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended January 2, 2004 (the “2003 Annual Report”). The following discussion is intended to describe those accounting policies most critical to the preparation of our consolidated financial statements. The development and selection of the critical accounting policies, related critical accounting estimates and the disclosure below have been reviewed with the audit review committee of our board of directors.

Revenue recognition. We follow the provisions of SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. We recognize revenue on engineering and construction-type contracts using the percentage-of-completion method of accounting whereby revenue is recognized as performance under the contract progresses. For most of our fixed-price and target-price contracts, we use a cost-to-cost approach to measure progress toward completion. Under the cost-to-cost method, we make periodic estimates of our progress toward completion by comparing costs incurred to date with total estimated contract costs. Revenue is then calculated on a cumulative basis (project-to-date) as the total contract value multiplied by the current percentage complete. Revenue for a reporting period is calculated as the cumulative project-to-date revenue less project revenue recognized in prior periods. However, we defer profit recognition on fixed-price and certain target-priced construction contracts until progress is sufficient to estimate the probable outcome, which generally does not occur until the project is at least 20% complete. Fixed-price contracts accounted for 31% of our total revenue for the three months ended April 2, 2004.

For contracts that include significant materials or equipment costs, we use an efforts expended method to measure progress toward completion based on labor hours, labor dollars or some other measurement of physical completion. For certain long-term contracts involving mining and environmental and hazardous substance remediation, progress toward completion is measured using the units of production method. Revenues from reimbursable or cost-plus contracts are recognized on the basis of costs incurred during the period plus the fee earned. Service-related contracts, including operations and maintenance contracts, are accounted for over the period of performance, in proportion to the costs of performance, evenly over the period or over units of production. Award fees associated with U.S. government contracts are initially estimated and recognized based on prior historical performance until the client has confirmed the final award fee. Performance-based incentive fees are included in contract value when a basis exists for the reasonable prediction of performance in relation to established targets. When a basis for reasonable prediction does not exist, performance-based incentive fees are recognized when actually awarded by the client.

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

The use of the percentage-of-completion method for revenue recognition requires the use of various estimates, including among others, the extent of progress toward completion, contract completion costs and contract revenue. Profit margins to be recognized are dependent upon the accuracy of estimated engineering progress, materials quantities, achievement of milestones and other incentives, penalty provisions, labor productivity and other cost estimates. Such estimates are dependent upon various judgments we make with respect to those factors, and some are difficult to accurately determine until the project is significantly underway. Progress is evaluated each reporting period. We recognize adjustments to profitability on contracts utilizing the percentage-of-completion method on a cumulative basis, when such adjustments are identified. We have a history of making reasonably dependable estimates of the extent of progress toward completion, contract revenue and contract completion costs on our long-term engineering and construction contracts. However, due to uncertainties inherent in the estimation process, it is possible that actual completion costs may vary from estimates. In limited circumstances, we may use the completed-contract method for specific contracts for which reasonably dependable estimates cannot be made or for which inherent hazards make the estimates doubtful.

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

Costs related to change orders and claims are recognized when they are incurred. Change orders are included in total estimated contract revenue when it is probable that the change order will result in a bona fide addition to contract value and can be reliably estimated. Claims are included in total estimated contract revenue, only to the extent that contract costs related to the claim have been incurred, when it is probable that the claim will result in a bona fide addition to contract value and can be reliably estimated. No profit is recognized on claims until final settlement occurs. This can lead to a situation where costs are recognized in one period and revenue is recognized when customer agreement is obtained or claim resolution occurs, which can be in subsequent periods. We recognized $2.4 million and $13.2 million of claim revenue during the three months ended April 2, 2004 and April 4, 2003, respectively. Substantially all claims were settled and collected during each respective period for which claim revenue was recognized. Additional contract related costs, including subcontractors share of claim settlement, of $2.0 million for the three months ended April 4, 2003 reduced the impact on operating income of the claim settlements disclosed above.

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

Goodwill. Effective February 1, 2002, in conjunction with fresh-start reporting, we used the purchase method of accounting to allocate our reorganization value of $550 million to our net assets, based on estimates of fair value, with the excess being recorded as goodwill. As of April 2, 2004, we had $353.9 million of goodwill. Pursuant to SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is no longer amortized but is to be tested for impairment at least annually. We regularly evaluate whether events and circumstances have occurred which may indicate a possible impairment of goodwill and perform the annual impairment test for all of our reporting units each October. In conducting the impairment test, we apply various techniques to estimate the fair value of our reporting units. These techniques are inherently subjective, and the resulting values are not necessarily representative of the values we might obtain in a sale of our reporting units to a willing third party. Based on our annual review of the recoverability of goodwill as of October 31, 2003, we determined that our goodwill is not impaired. However, our businesses are cyclical and subject to competitive pressures. Therefore it is possible that the goodwill values of our business units could be adversely impacted in the future by these or other factors and that a significant impairment adjustment, which would reduce earnings and potentially affect debt covenants, could be required in such circumstances.

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

Estimating liabilities and costs associated with such claims, guarantees, litigation and audits and investigations requires judgment and assessment based on the professional knowledge and experience of our management and legal counsel. In accordance with SFAS No. 5, Accounting for Contingencies, amounts are recorded as charges to earnings when we determine that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The ultimate resolution of any such exposure may vary from earlier estimates as further facts and circumstances become known. We determine the level of reserves to establish for both insurance-related claims that are known and have been asserted against us, as well as for insurance-related claims that are believed to have been incurred based on actuarial analysis, but have not yet been reported to our claims administrators as of the respective balance sheet dates. We include any adjustments to such insurance reserves in our consolidated results of operations.

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

Backlog. Backlog represents the total accumulation of new work awarded less the amount of revenue, or equity in income of unconsolidated affiliates, recognized to date on contracts at a specific point in time. It comprises the total value of awarded contracts that are not complete and the revenue, or equity in income of unconsolidated affiliates that is expected to be recognized over the remaining life of the projects in process. We believe backlog is a key predictor of future earnings potential. Although backlog reflects business that we consider to be firm, cancellations or reductions may occur and may reduce backlog and future revenues. We have a significant number of clients that consistently extend or add to the scope of existing contracts. We do not include any estimate of this ongoing work in backlog until awarded.

There are three unique aspects of our approach to recording new work and backlog:

•                  Government contracts - Most of our government contracts cover several years. However, funding for the contracts is subject to annual appropriations by Congress. To account for the risk that future amounts may not be appropriated, we only include the most immediate two years of forecast revenue in our backlog. Therefore, as time passes and appropriations occur, additional new work is recorded on existing government contracts. At April 2, 2004, U.S. government funded contracts comprised approximately 32% of our total backlog.

•                  Mining contracts - Mining contracts span varying periods of time up to the life of the resource. For new work and backlog purposes, we limit the amount recorded to five years. Similar to our practices with government contracts, as time passes, we recognize additional new work as commitments for that future work are firmed up. At April 2, 2004, mining contracts comprised approximately 13% of our total backlog.

•                  At-risk and agency contracts - The amount of new work and related backlog recognized depends on whether the contract or project is determined to be an “at-risk” or “agency” relationship between the client and us. For “at-risk” relationships, the expected gross revenue is included in new work and backlog. For relationships where we act as an agent for our client, only the expected net fee revenue is included in new work and backlog. At April 2, 2004, agency contracts comprised approximately 7% of our total backlog.

Joint ventures and equity investments. Joint ventures and equity investments are utilized when contracts are executed jointly through partnerships and joint ventures with unrelated third parties.

•                  Joint ventures. A large part of our work on large construction and engineering projects is performed through unincorporated joint ventures with one or more partners. For those in which we control the joint venture by contract terms or other means, the assets, liabilities and results of operations of the joint venture are fully consolidated in our financial statements, and the minority interests of third parties are separately deducted in our financial statements. For those construction joint ventures in which we do not control the joint venture, we report our pro rata portion of revenue and costs, but the balance sheet reflects only our net investment in the project. Joint ventures that we do not control and that do not involve construction or engineering activities, are reported using the equity method of accounting, in which we record our portion of the joint venture’s net income as equity in income of unconsolidated affiliates and our investment on the balance sheet reflects our original investment, at cost, as adjusted for our equity in the income of the joint venture.

•                  Partially owned subsidiary companies. For incorporated ventures in which we have a controlling interest, the assets, liabilities and results of operations of the subsidiary companies are fully consolidated in our financial statements, and the minority interests of third parties are separately deducted in our financial statements. However, for those in which we do not have a controlling interest but do have significant influence, we use the equity method of accounting, in which we record our portion of the subsidiary company’s net income as equity in income of unconsolidated affiliates and our investment on the balance sheet reflects our original investment, at cost, as adjusted for our equity in the income of the subsidiary company.

Accounts receivable. Our accounts receivable represents amounts billed to clients that have not been paid. On large fixed-price construction contracts, contract provisions may allow the client to withhold from 5% to 10% of invoices until the project is completed, which may be several months or years. These amounts withheld, referred to as retentions, are recorded as receivables and are separately disclosed in the financial statements.

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

Pension and post-retirement benefit plans include certain plans for which we assumed sponsorship through (1) the acquisition by BNFL and us of the Westinghouse Businesses and (2) our acquisition of RE&C. We assumed sponsorship of contributory defined benefit pension plans that cover employees of the Westinghouse Businesses. We make actuarially computed contributions as necessary to adequately fund benefits for these plans. We are also the sponsors of an unfunded plan to provide health care benefits for employees of Old MK who retired before July 2, 1993, including their surviving spouses and dependent children. Employees who retired from Old MK after July 1, 1993 are not eligible for subsidized post-retirement health care benefits. We also provide benefits under company-sponsored retiree health care and life insurance plans for substantially all employees of the Westinghouse Businesses. The retiree health care plans require retiree contributions and contain other cost sharing features. The retiree life insurance plan provides basic coverage on a noncontributory basis.

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

Our calculation of EBITDA represents earnings before interest, taxes, depreciation and amortization and normal profit. Components of EBITDA are presented below:

	Three months ended
(In millions)	April 2, 2004	April 4, 2003
Net income	$13.1	$12.8
Taxes	12.1	12.8
Interest expense	4.4	6.9
Depreciation and amortization (a)	4.1	9.3
Total	$33.7	$41.8

 (a)       Depreciation and amortization includes $4.1 million of depreciation on equipment used on a dam and hydropower project in the Philippines for the three months ended April 4, 2003. Due to the completion of the project and the majority of the equipment being sold prior to 2004, there is no comparable depreciation for the three months ended April 2, 2004. Also included is $0.3 million and $0.7 million of normal profit for the three months ended April 2, 2004 and April 4, 2003, respectively.

RECONCILIATION OF EBITDA TO NET CASH USED BY OPERATING ACTIVITIES

We believe that net cash used by operating activities is the financial measure calculated and presented in accordance with GAAP that is most directly comparable to EBITDA. The following table reconciles EBITDA to net cash used by operating activities for each of the periods for which EBITDA is presented.

	Three months ended
(In millions)	April 2, 2004	April 4, 2003
EBITDA	$33.7	$41.8
Tax expense	(12.1)	(12.8)
Interest expense	(4.4)	(6.9)
Cash paid for reorganization items	(.6)	(2.5)
Amortization of financing fees	.7	3.0
Non-cash income tax expense	10.8	11.2
Minority interest in income of consolidated subsidiaries	4.6	3.9
Equity in income of unconsolidated affiliates less dividends received	(10.3)	(8.2)
Gain on sale of assets, net	(.6)	(.4)
Changes in net operating assets and liabilities	(65.2)	(76.8)
Net cash used by operating activities	$(43.4)	$(47.7)

BUSINESS UNIT NEW WORK AND BACKLOG

New work, which represents additions to backlog for the period, is presented below for each business unit:

NEW WORK

	Three months ended
(In millions)	April 2, 2004	April 4, 2003
Power	$85.4	$359.8
Infrastructure	284.3	32.7
Mining	13.8	27.2
Industrial/Process	164.5	129.5
Defense	112.9	107.1
Energy & Environment	125.1	94.2
Other	(3.5)	14.7
Total new work	$782.5	$765.2

In the three months ended April 4, 2003, new work awarded to the Technology Center, a business held for sale, totaled $17.5 million. The Technology Center was sold April 18, 2003.

Backlog at April 2, 2004 and January 2, 2004 consisted of the following for each business unit:

BACKLOG

(In millions)	April 2, 2004	January 2, 2004
Power	$431.8	$496.7
Infrastructure	1,060.0	1,053.5
Mining	418.2	435.2
Industrial/Process	328.0	254.4
Defense	632.3	641.6
Energy & Environment	469.8	441.1
Total backlog	$3,340.1	$3,322.5

New work and backlog

During the three months ended April 2, 2004, we recorded $782.5 million of new work awards, $17.6 million more than revenue and equity in income earnings of unconsolidated affiliates. Backlog on government contracts includes only two years’ worth of the portions of such contracts that are currently funded or which management is highly confident will be funded. The reported backlog at April 2, 2004 excludes approximately $644.8 million of government contracts in progress for work to be performed beyond the first quarter of 2006. Our backlog, at April 2, 2004, consisted of approximately 55% cost-type and 45% fixed-price contracts, compared to 58% cost-type and 42% fixed-price contracts at January 2, 2004.

The Power business unit’s new work awards during the three months ended April 2, 2004 totaled $85.4 million, of which $46.0 million was derived from new generation projects including $23.9 million from task orders with the U.S. Army Corps of Engineers (“USACOE”) in Iraq. Modification services generated $16.9 million in new work and $22.5 million was derived from engineering services. The Infrastructure business unit recorded $284.3 million in new work, which included $55.3 million from task orders with the USACOE in Iraq, Afghanistan and Kuwait, $186.0 million for the construction of a large highway interchange in California and $43.7 million from new engineering, operations and maintenance contracts. The Mining business unit recorded $13.8 million from new work primarily consisting of additions to existing contracts. The Industrial/Process business unit recorded $164.5 million in new work awards, which included $71.8 million for a new facility management contract. During the first quarter of 2004, the Defense business unit recorded new work of $112.9 million, consisting primarily of threat reduction projects. The Energy & Environment business unit recorded $125.1 million of new work awards during the first quarter, including $48.9 million on energy projects, $28.2 million of new work related to U.S. Department of Energy (“DOE”) management contracts and $45.6 million of new work in commercial operations.

RESULTS OF OPERATIONS

The following table summarizes our results of operations for each of the quarters ended April 2, 2004 and April 4, 2003, and is included solely to facilitate our analysis and discussion of results of operations.

	Three months ended
(In millions)	April 2, 2004	April 4, 2003
Backlog
Beginning backlog	$3,322.5	$2,755.1
New work	782.5	765.2
Adjustments	—	(68.8)
Revenue and equity in income of unconsolidated affiliates	(764.9)	(666.3)
Ending backlog	$3,340.1	$2,785.2
Total revenue	$754.2	$657.5
Gross profit	$37.4	$37.5
Equity in income of unconsolidated affiliates	10.7	8.8
General and administrative expenses	(14.0)	(10.1)
Operating income	34.1	36.2
Investment income	.6	.3
Interest expense	(4.4)	(6.9)
Other expense, net	(.5)	(.1)
Income before income taxes and minority interests	29.8	29.5
Income tax expense	(12.1)	(12.8)
Minority interests in income of consolidated subsidiaries	(4.6)	(3.9)
Net income	$13.1	$12.8

THREE MONTHS ENDED APRIL 2, 2004 COMPARED TO

THREE MONTHS ENDED APRIL 4, 2003

Revenue and operating income

Revenue for the three months ended April 2, 2004 increased $96.7 million, or 15%, from the comparable period of 2003. The increase was primarily due to substantial work performed on task orders with the USACOE in Iraq, Afghanistan and Kuwait, partially offset by an anticipated decline in revenue in the Power, Industrial/Process, and Defense business units from the winding down and completion of several large contracts.

Operating income for the three months ended April 2, 2004 decreased $2.1 million from the comparable period of 2003. Operating income for the first quarter of 2004 included the task order work in Iraq, Afghanistan and Kuwait and an increase in the Energy & Environment business unit resulting from earning higher fees on DOE management contracts, offset by a charge for estimated cost overruns on an Infrastructure project and an increase in general and administrative expenses. In addition, operating income in the first quarter of 2003 included income of $11.2 million from net claim settlements as compared to $2.0 million for the three months ended April 2, 2004.

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

For a more detailed discussion of our revenue and operating income, see “Business Unit Results,” later in this Management’s Discussion and Analysis.

Equity in income of unconsolidated affiliates

Equity in income of unconsolidated affiliates for the three months ended April 2, 2004 increased $1.9 million from the comparable period of 2003 principally due to our MIBRAG mbH mining venture in Germany. MIBRAG’s first quarter of 2004 exceeded the first quarter of 2003 primarily due to a reduction in operating expenses and favorable currency exchange rates.

General and administrative expenses

General and administrative expenses for the three months ended April 2, 2004 increased $3.9 million from the comparable quarter of 2003 principally due to an increase in incentive and other compensation costs and costs associated with complying with the Sarbanes-Oxley Act and related regulations. During the first quarter of 2004, we recognized a portion of the estimated total incentive compensation earlier than we did in fiscal year 2003. General and administrative expenses represent the executive and administrative costs not related to operations of our business units.

Interest expense

Our interest expense for the three months ended April 2, 2004 declined $2.5 million from the comparable quarter of 2003 due to lower amortization expense of the deferred financing fees and the improved terms of our New Credit Facility entered into in October 2003, as compared to the prior Senior Secured Revolving Credit Facility.

Income tax expense

The effective tax rates for the three months ended April 2, 2004 and April 4, 2003, were 40.5% and 43.5%, respectively. The components of the effective tax rate for the various periods are shown in the table below:

	Three months ended
	April 2, 2004	April 4, 2003
Federal tax rate	35.0%	35.0%
State tax	3.0	4.9
Nondeductible items	1.9	2.8
Foreign tax	.6	.8
Effective tax rate	40.5%	43.5%

The effective tax rate for the three months ended April 2, 2004 has decreased from the effective tax rate for the three months ended April 4, 2003 primarily due to a decrease in state taxes resulting from an increase in foreign earnings not subject to state tax, and from a decrease in estimated nondeductible expenses during 2004.

Minority interests

Minority interests in income of consolidated subsidiaries for the three months ended April 2, 2004 decreased by $0.7 million from the comparable period of 2003. The majority of our minority interests relates to BNFL’s 40% ownership of the Westinghouse Businesses that are included in the Energy & Environment business unit. Increases or decreases in income of our majority-owned subsidiaries result in a corresponding increase or decrease in the minority interest share of income from those operations.

BUSINESS UNIT RESULTS

(In millions)

	Three months ended
	April 2, 2004	April 4, 2003
Revenue
Power	$150.2	$176.2
Infrastructure	277.6	123.7
Mining	20.4	14.5
Industrial/Process	90.8	112.0
Defense	122.2	131.2
Energy & Environment	96.5	93.8
Intersegment and other	(3.5)	6.1
Total revenue	$754.2	$657.5
Operating income
Power	$8.3	$7.4
Infrastructure	6.0	7.3
Mining	11.0	8.4
Industrial/Process	1.6	1.4
Defense	8.6	13.7
Energy & Environment	17.2	9.5
Intersegment and other unallocated operating costs	(4.6)	(1.4)
Total segment operating income	48.1	46.3
General and administrative expenses, corporate	(14.0)	(10.1)
Total operating income	$34.1	$36.2

Power

Revenue for the three months ended April 2, 2004 declined $26.0 million, or 15%, from the comparable period of 2003. The decrease in revenue was due to the winding down of two new generation power projects in Massachusetts, a plant modification project in Michigan and a steam generator replacement project in Maryland, partially offset by an increase in revenue due to the start-up of a new generation power project in Wisconsin and $46.0 million of work performed in Iraq.

Operating income for the three months ended April 2, 2004 increased $.9 million from the comparable period in 2003 as a result of the recognition of $3.9 million of earnings on a new generation power project upon achievement of the milestone for initial profit recognition under our accounting policies and $2.6 million of earnings for work performed in Iraq. Operating income in the first quarter of 2003 included $3.8 million of earnings on a steam generator replacement project that is now complete.

Infrastructure

Revenue for the three months ended April 2, 2004 increased $153.9 million, or 124%, from the comparable quarter of 2003. The increase was primarily due to $168.8 million of revenue from the indefinite deliver, indefinite quantity contract with the USACOE in Iraq, Afghanistan and Kuwait. The comparable quarter of 2003 included revenue from two toll road projects in Colorado and a Philippine dam and hydropower project, which were completed in 2003.

Operating income for the three months ended April 2, 2004 decreased $1.3 million from the comparable period of 2003. Operating income for the first quarter of 2004 was favorably impacted by $9.7 million of earnings from the USACOE task orders in Iraq, Afghanistan and Kuwait, and was negatively impacted by a $5.0 million charge recorded for estimated cost overruns on a project. Operating income for the comparable period of 2003 was positively impacted by earnings on two toll roads in Colorado, the favorable resolution of two outstanding project claims totaling $2.8 million, and the recovery of an additional claim of $2.8 million from a customer’s insurance policy on a closed contract. These positive results in 2003 were partially offset by the recognition of an unfavorable contract adjustment of $2.4 million on a rail project in California.

Mining

Revenue for the three months ended April 2, 2004 increased $5.9 million, or 41%, from the comparable quarter of 2003. The increase was the result of revenue generated from a new phosphate mine in Canada, a new gold mine in Mexico and higher coal production in our mining operations in Montana.

Operating income for the three months ended April 2, 2004 increased $2.6 million from the comparable period of 2003 primarily due to a reduction in operating expenses and favorable currency exchange rates at our MIBRAG mbH mining venture in Germany.

Industrial/Process

Revenue for the three months ended April 2, 2004 declined $21.2 million, or 19%, from the comparable period of 2003. The decline in revenue was due primarily to the winding down of certain pharmaceutical contracts and an industrial maintenance contract and the completion of several automotive contracts. Industrial/Process continues to be impacted by the downturn in the global economy (specifically in the manufacturing and automotive markets), but is continuing to see improvements in the biopharmaceuticals and process markets and in the outsourcing of facilities management, as evidenced by the new work booked during the first quarter of 2004.

Operating income for the first quarter of 2004 increased slightly by $.2 million from the comparable period in 2003. Restructuring efforts in 2003 resulted in lower operating costs in 2004 which offset the decline in volume as compared to the previous year. Operating income for the first quarter of 2004, included $2.1 million in claim settlements compared with $2.6 million of settlements in the same period in 2003.

Defense

Revenue for the three months ended April 2, 2004 declined $9.0 million, or 7%, from the comparable period of 2003. The revenue declined by $24.3 million primarily from closure activities on a chemical demilitarization contract completed in 2003. The decline was partially offset by an increase in revenue of $13.7 million from threat reduction contracts in the Former Soviet Union and growth due to the start-up of other chemical demilitarization contracts.

Operating income for the three months ended April 2, 2004 declined $5.1 million from the comparable period of 2003, principally due to an $8.0 million settlement on a threat reduction construction contract in the first quarter of 2003. Ongoing threat reduction work resulted in a $2.3 million increase in earnings in the first quarter of 2004 from award fees on chemical demilitarization contracts. In addition, operating income was favorably impacted by the increased activity in the former Soviet Union.

Energy & Environment

Revenue for the three months ended April 2, 2004 increased $2.7 million, or 3%, from the comparable period of 2003 primarily from earning higher fees due to improved performance on a DOE management contract and an energy project in 2004, together resulting in an increase in revenue of $27.8 million. The increase in revenue was offset by a $23.0 million decline from the winding down of a large cost-type project.

Operating income for the three months ended April 2, 2004 increased $7.7 million from the comparable period of 2003 due to the higher fees on the aforementioned contracts, partially offset by the winding down of the large cost-type project.

Intersegment and other

Intersegment operating loss of $(4.6) million for the three months ended April 2, 2004 included residual costs of $1.2 million from our non-union subsidiary and $2.1 million of expense related to our self insurance program. Intersegment operating loss of $(1.4) for the comparative period of 2003 included residual costs of $1.9 million from our non-union subsidiary.

FINANCIAL CONDITION AND LIQUIDITY

Liquidity and capital resources	Three months ended
(In millions)	April 2, 2004	April 4, 2003
Cash and cash equivalents
Beginning of period	$238.8	$171.2
End of period	198.3	126.6

	Three months ended
	April 2, 2004	April 4, 2003
Net cash provided (used) by:
Operating activities	$(43.4)	$(47.8)
Investing activities	(2.2)	6.0
Financing activities	5.1	(2.8)

We have three principal sources of liquidity: (1) cash generated by operations; (2) existing cash and cash equivalents; and (3) available capacity under our New Credit Facility. We had cash and cash equivalents of $198.3 million at April 2, 2004, of which $60.0 million was restricted for use on the normal operations of our consolidated joint venture projects or was restricted under our self-insurance programs. At April 2, 2004, we had no borrowings and $141.7 million in face amount of letters of credit outstanding under the New Credit Facility, leaving a borrowing capacity of $208.3 million under the facility. For more information on our financing activities, see “New Credit Facility” below.

For the three months ended April 2, 2004, cash and cash equivalents declined $40.5 million to $198.3 million. This compares to a decline of $44.6 million to $126.6 million during the three months ended April 4, 2003. The discussion below highlights the significant aspects of our cash flow.

Operating activities

In the three months ended April 2, 2004, operating activities used $43.4 million of cash. During the quarter, cash was impacted by an increase in working capital of $65.2 million principally due to working capital requirements for USACOE task orders in Iraq, Afghanistan, and Kuwait, and payments made for incentive compensation. Operating earnings generated during the first quarter of 2004 partially offset the increase in working capital. We expect an improvement in working capital for the USACOE task orders during the second quarter of 2004.

During the three months ended April 4, 2003, operating activities used $47.8 million of cash. During the quarter, operating cash was impacted by $68.5 million from incentive compensation payments, payments associated with annual bonding fees and project payments to subcontractors that had previously been advanced by our customers. Operating earnings generated during the first quarter of 2003 partially offset the increase in working capital.

Investing activities

During the three months ended April 2, 2004, investing activities used $2.2 million of cash, consisting of $6.8 million of proceeds from the sale of property and equipment, primarily from equipment sales from the dam and hydropower project in the Philippines, $6.4 million of equipment acquisitions for new work orders in the Infrastructure and Mining business units and $2.6 million of contributions and advances to unconsolidated affiliates.

In the three months ended April 4, 2003, investing activities generated $6.0 million in cash. In the quarter, $4.2 million in proceeds were received related to equipment sales from the dam and hydropower project in the Philippines.

Financing activities

During the three months ended April 2, 2004, financing activities generated $5.1 million of cash, consisting of $4.7 million in proceeds from the exercise of stock options and warrants and $1.9 million related to minority interests share of additional investment in our consolidated joint ventures in our Infrastructure business unit. In March 2004, we paid $1.5 million of financing fees in amending the New Credit Facility. In the quarter ended April 4, 2003, financing activities used $2.8 million of cash associated with distributions to partners in joint ventures.

Cash flows for 2004

•                  Income taxes:  During the three months ended April 2, 2004, we paid $2.2 million of state and foreign taxes. Because of anticipated utilization of tax goodwill amortization of $61 million and the availability of $77 million of NOL carryovers, we do not expect to pay federal taxes, other than a minimal impact for alternative minimum tax on the first $138 million of 2004 taxable income. Our partners in joint ventures are responsible for their share of the income tax consequences of the joint ventures.

•                  Property and equipment:  To maintain our construction and mining equipment fleet, provide for normal capital expenditures for the other business units, and to upgrade our information systems hardware and software, we expect to spend approximately $10 to $15 million during the remainder of 2004. During the remainder of 2004, we anticipate additional proceeds from the sale of equipment used on the Philippine dam and hydropower project of approximately $6.5 million.

•                  Pension and post-retirement benefit plans:  As of April 2, 2004, $1.7 million and $1.0 million have been contributed to our pension and post-retirement plans, respectively. We presently anticipate contributing an additional $6.4 million and $3.1 million to fund our pension and post-retirement plans, respectively, in 2004, for a total of $8.1 million and $4.1 million, respectively.

•                  Stock options and warrants:  On April 2, 2004, we had outstanding, approximately 8.4 million warrants to purchase shares of our common stock. These warrants will expire in January 2006. Additionally, we have issued common stock options that are currently exercisable. At April 2, 2004, the market price of our common stock exceeded the exercise price of 8.4 million warrants and 5.5 million options. If the warrants or options are exercised, we would receive proceeds to the extent of the exercise price of the warrant or options. For a complete discussion of these, see Note 16, “Capital Stock, Stock Purchase Warrants and Stock Compensation Plans” of the Notes to Consolidated Financial Statements in Item 8 of our 2003 Annual Report.

•                  MIBRAG mbH:  During the first quarter of 2003, MIBRAG mbH, our German mining venture that operates lignite coal mines and power plants in Germany, reached an agreement with one of its customers to contribute to a retrofit of the customer’s power plant because the quality of the coal MIBRAG mbH is delivering had fallen below specifications in the coal supply contract. MIBRAG mbH has agreed to contribute 45 million euros toward the retrofit, of which 21 million euros were paid in 2003, 14 million euros were paid in the first quarter of 2004 and 10 million euros in 2005. The coal supply contract was assumed by MIBRAG mbH in the privatization in 1994. MIBRAG mbH believes the German government guaranteed that the coal quality was sufficient to fulfill the terms of the contract assumed. Discussions are ongoing with government representatives regarding potential contributions from the government to reduce the contribution of MIBRAG mbH to the retrofit. MIBRAG mbH will amortize the cost over the remaining 17 years of the coal supply contract. In addition, higher coal sales have required a review of the timing of capital expenditures, and some acceleration of expenditures may be required to meet commitments. The combination of these two issues may reduce cash distributions from MIBRAG mbH over the next two to three years.

New Credit Facility

The New Credit Facility provides for an amount up to $350 million in the aggregate of loans and other financial accommodations allocated pro rata between two facilities as follows:  a Tranche A facility in the amount of $115 million and a Tranche B facility in the amount of $235 million. On March 19, 2004, we negotiated more favorable terms under the New Credit Facility. As amended, the schedule termination dates for Tranche A and Tranche B are October 9, 2007 and March 19, 2008, respectively. The borrowing rate for Tranche A is the greater of LIBOR or 2%, plus an additional margin of 3.75%. The borrowing rate for Tranche B is LIBOR, plus an additional margin of 3.50%. As of April 2, 2004, the effective rate was 5.75% for Tranche A and 4.59% for Tranche B. Borrowings under the New Credit Facility are required to be allocated between the two tranches on a proportional basis, based upon the size of each tranche. The New Credit Facility also provides for other fees, including commitment and letter of credit fees, normal and customary for such credit agreement. The New Credit Facility contains financial covenants requiring the maintenance of certain financial and operating ratios, and specified events of default which are typical for a credit agreement governing credit facilities of this size, type and tenor. While not as restrictive as the old Senior Secured Revolving Credit Facility, the New Credit Facility also contains affirmative and negative covenants which continue to limit our ability and the ability of certain subsidiaries to incur debt or liens, provide guarantees, make investments and pay dividends. At April 2, 2004, $141.7 million of letters of credit were issued and outstanding, and no borrowings were outstanding under the New Credit Facility. The New Credit Facility is secured by substantially all of the assets of Washington Group and our wholly owned domestic subsidiaries.

Guarantees

We have guaranteed the indemnity obligations of the Westinghouse Businesses relating to the sale of EMD to Curtiss-Wright Corporation for the potential occurrence of specified events, including breaches of representations and warranties and/or failure to perform certain covenants or agreements. Generally the indemnifications provisions expire within three years and we are capped at $20 million. In addition, the indemnity provisions relating to environmental conditions obligate the Westinghouse Businesses to pay Curtis-Wright Corporation up to up a maximum $3.5 million for environmental losses they incur over $5 million. The Westinghouse Businesses are also responsible for environmental losses that exceed $1.3 million related to a specified parcel of the sold property. If the Westinghouse Businesses are unable to perform their indemnity obligations, BNFL has agreed to indemnify us for 40% of losses we incur as a result of our guarantee. We believe that the indemnification provisions will not have a material adverse effect on our financial position, results of operations or cash flows.

Financial condition and liquidity

We expect to use cash to, among other things, satisfy contractual obligations, fund working capital requirements and make capital expenditures.

We believe that our cash flows from operations, existing cash and cash equivalents and available capacity under our revolving credit facility will be sufficient to meet our reasonably foreseeable liquidity needs.

During the three months ended April 2, 2004, there were no material changes in contractual obligations and other commercial commitments from such obligations and commitments as of January 2, 2004.

In line with industry practice, we are often required to provide performance and surety bonds to customers under fixed-price contracts. These bonds indemnify the customer should we fail to perform our obligations under the contract. If a bond is required for a particular project and we are unable to obtain an appropriate bond, we cannot pursue the project. We have existing capacity to meet our bonding requirements but, as is customary, the issuance of bonds is at the surety’s sole discretion. Moreover, due to events that affect the insurance and bonding markets generally, bonding may be more difficult to obtain in the future or may only be available at significant additional cost. While there can be no assurance that bonds will continue to be available on reasonable terms, we believe that we have access to the bonding necessary to achieve our operating goals.

We continually evaluate alternative capital structures and the terms of our credit facilities. We may also, from time to time, pursue opportunities to complement existing operations through business combinations and participation in ventures, which may require additional financing and utilization of our capital resources.

ACCOUNTING STANDARDS

Adoption of accounting standards

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

•                  Non-special purpose entities. We were required to adopt FIN 46-R at the end of the first quarter of 2004. As is common to our industry, we have executed contracts jointly with third parties through partnerships and joint ventures. We account for a majority of these investments in accordance with Emerging Issues Task Force (“EITF”) Issue 00-01, Investor Balance Sheet and Income Statement Display under the Equity Method for Investments in Certain Partnerships and Other Ventures. The adoption of FIN 46-R was not material to our financial position, results of operations or cash flows for non-special purpose entities. To the extent we enter into any significant joint venture or partnership agreements in the future that would require consolidation under FIN 46-R, it could have a material impact on our consolidated financial statements in future filings.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

Our exposure to market risk for changes in interest rates relates primarily to our short-term investment portfolios and debt obligations. Our short-term investment portfolio consists primarily of highly liquid instruments with maturities of one month or less. Substantially all cash and cash equivalents at April 2, 2004 of $198.3 million were held in short-term investments classified as cash equivalents.

From time to time, we effect borrowings under bank credit facilities or otherwise for general corporate purposes, including working capital requirements and capital expenditures. Borrowings under our New Credit Facility, of which there currently are none, bear interest at the applicable LIBOR or prime rate, plus an additional margin and, therefore, are subject to fluctuations in interest rates.

Foreign currency risk

We conduct our business in various regions of the world. Our operations are, therefore, subject to volatility because of currency fluctuations, inflation changes and changes in political and economic conditions in these countries. We are subject to foreign currency translation and exchange issues, primarily with regard to our mining venture, MIBRAG mbH, in Germany. At April 2, 2004, the cumulative adjustments for translation gains net of related income tax charges, were $23.7 million. While we endeavor to enter into contracts with foreign customers with repayment terms in U.S. currency in order to mitigate foreign exchange risk, our revenues and expenses are sometimes denominated in local currencies, and our results of operations may be affected adversely as currency fluctuations affect our pricing and operating costs or those of our competitors. We engage from time to time in hedging operations, including forward foreign exchange contracts, to reduce the exposure of our cash flows to fluctuations in foreign currency rates. We do not engage in hedging for speculative investment reasons. We can give no assurances that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of our Disclosure Controls and disclosure of changes to Internal Control over Financial Reporting.

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms. As of the date of the financial statements, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective.

CEO and CFO certificates

Attached as Exhibits 31.1 and 31.2 to this report on Form 10-Q are two certifications, one each by the CEO and the CFO. They are required in accordance with Rule 13a-14 of the Exchange Act. This Item 4 Controls and Procedures, includes the information concerning the controls evaluation referred to in the certifications and should be read in conjunction with the certifications.

Disclosure controls

“Disclosure Controls” are controls and procedures that are designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure Controls are also designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO.

Internal control over financial reporting

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

Scope of evaluation of Disclosure Controls

The evaluation of our Disclosure Controls performed by our CEO and CFO included obtaining an understanding of the design and objective of the controls, the implementation of those controls and the results of the controls on this report on Form 10-Q. We have established a Disclosure Committee whose duty is to perform procedures to evaluate the Disclosure Controls and provide the CEO and CFO with the results of their evaluation as part of the information considered by the CEO and CFO in their evaluation of Disclosure Controls. In the course of the evaluation of Disclosure Controls, we reviewed the controls that are in place to record, process, summarize and report, on a timely basis, matters that require disclosure in our reports filed under the Exchange Act. We also considered the adequacy of the items disclosed in this report on Form 10-Q.

Conclusions

Based upon the evaluation of Disclosure Controls described above, our CEO and CFO have concluded that, subject to the limitations described above, our Disclosure Controls are effective to provide reasonable assurance that material information relating to Washington Group International, Inc. and its consolidated subsidiaries is made known to management, including the CEO and CFO, so that required disclosures have been included in this report on Form 10-Q.

We have also reviewed our internal control over financial reporting during the most recent fiscal quarter, and our CEO and CFO have concluded that there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are a defendant in various lawsuits resulting from allegations that third parties sustained injuries and damage from the inhalation of asbestos fibers contained in materials used in construction projects. In addition, based on proofs of claims filed with the court during the pendency of our bankruptcy proceedings, we are aware of other potential asbestos claims against us. We never were a manufacturer of asbestos or products which contain asbestos. Asbestos-related lawsuits against us result from allegations that third parties sustained injuries and damage from the inhalation of asbestos fibers contained in materials used in construction projects and that we allegedly were negligent, the typical negligence claim being that we had a duty but failed to warn the plaintiff or claimant of, or failed to protect the plaintiff or claimant from, the dangers of asbestos. We expect that additional asbestos claims will be filed against us in the future.

Previously, we had determined that all of the asbestos claims relating to Old MK are fully insured and most, but potentially not all, of the asbestos claims relating to RE&C are fully insured. The potentially uninsured asbestos claims relate to a company acquired by RE&C in 1986. We recently reviewed the 1986 stock purchase agreement pursuant to which RE&C had acquired that company, and have recently obtained and reviewed the insurance policies obtained by the prior owners of the company. Based on these reviews, we believe we are entitled to the benefit of the insurance coverage obtained by the prior owners; however, we have not yet tendered any of the claims related to the acquired company to such insurance carriers and do not yet know if the carriers will accept the claims when made.

The outcome to these claims, including the adequacy of insurance coverage, cannot be predicted with certainty. Prior to receiving and reviewing the insurance policies, we believed that the annual range of reasonably possible additional loss, including related legal costs, was zero to $1.2 million. After analyzing the recently obtained insurance policies and reviewing the solvency of the insurance carriers, we believe the most likely annual loss to be at the lower end of the range.

We also incorporate by reference the information regarding legal proceedings set forth under the caption “Other” in Note 11, “Contingencies and Commitments” of the Notes to Condensed Consolidated Financial Statements in Item 1 of this report.

Our reorganization case is “In re Washington Group International, Inc. and Related Cases, Docket No. BK-N 01-31627-GWZ, in the U.S. Bankruptcy Court for the District of Nevada.

The litigation related to the Old MK 401(k) Plan discussed under the caption “Other” in Note 11, “Contingencies and Commitments” of the Notes to Consolidated Financial Statements in Item 1 of this report refers to John B. Blyler, et al., v. William J. Agee, et al., Case No. CIV97-0332-S-BLW, in the U.S. District Court for the District of Idaho.

The litigation brought by the Authority of the City of New York discussed under the caption “Other” in Note 11, “Contingencies and Commitments” of the Notes to Consolidated Financial Statements in Item 1 of this report refers to Trataros Construction, Inc. et al. v. The New York City School Construction Authority et al., Index No. 20213/01, in the Supreme Court of the State of New York, County of Kings.

The qui tam lawsuit discussed under the caption “Other” in Note 11, “Contingencies and Commitments” of the Notes to Consolidate Financial Statements in Item 1 of this report refers to United States ex. rel. Lovelace et. al. v. Washington Group International, Inc., Case No. 00-CV-61 EA(M) in the United States District Court for the Northern District of Oklahoma.

II-1

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

The Exhibits to this quarterly report on Form 10-Q are listed in the Exhibit Index contained elsewhere in this quarterly report.

(b)   Reports on Form 8-K

On January 7, 2004, we filed a current report on Form 8-K dated January 6, 2004, announcing the naming of E. Preston Rahe, Jr. as President of Washington Group International’s Energy & Environment business unit.

On January 12, 2004, we filed a current report on Form 8-K, announcing Washington Group International’s intent to respond to a request from the U. S. Department of Energy for comments from interested firms regarding a new draft request for proposals in connection with the closure of the Hanford River Corridor Site.

On January 13, 2004, we filed a current report on Form 8-K, announcing the award to Washington Group International of a contract to perform support services for the U. S. Army Corps of Engineers in Iraq and elsewhere.

On March 4, 2004, we filed a current report on Form 8-K dated March 3, 2004, detailing Washington Group International’s financial results for the fourth quarter and year end of 2003.

II-2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASHINGTON GROUP INTERNATIONAL, INC.

/s/ George H. Juetten
George H. Juetten
Executive Vice President and Chief Financial Officer, in his respective capacities as such

Date:  May 11, 2004

WASHINGTON GROUP INTERNATIONAL, INC.

EXHIBIT INDEX

Copies of exhibits will be provided upon request at a fee of $.25 per page requested.

Exhibit Number	Exhibit Description

10.1

Letter Agreement of January 21, 2004, effective as of November 14, 2003, between Washington Group International and Dennis R. Washington (filed as Exhibit 10.17 to Washington Group International’s Annual Report on Form 10-K for the fiscal year ended January 2, 2004, and incorporated herein by reference).

10.2*#	Amendment No. 1, effective as of February 13, 2004, to Washington Group International’s Equity and Performance Incentive Plan as Amended and Restated as of August 14, 2003.

10.3*

Amendment No. 1, dated as of March 19, 2004, to the Amended and Restated Credit Agreement dated as of October 9, 2003, among Washington Group International, the lenders and issuers party thereto, Credit Suisse First Boston, as administrative agent, sole lead arranger and book manager, and LaSalle Bank National Association, as documentation agent.

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