Form 10-Q
period 2004-07-02
WASHINGTON GROUP INTERNATIONAL INC
filed 2004-08-11
CIK 906469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended

July 2, 2004

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

☒ Yes             ☐ No

At July 30, 2004, 25,259,335 shares of the registrant’s $.01 par value common stock were outstanding.

WASHINGTON GROUP INTERNATIONAL, INC.

Quarterly Report on Form 10-Q for the

Quarterly Period Ended July 2, 2004

NOTE REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements. You can identify forward-looking statements by the use of terminology such as “may,” “will,” “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” “could,” “should,” “potential,” or “continue,” or the negative or other variations thereof, as well as other statements regarding matters that are not historical fact. These forward-looking statements include, among others, statements concerning:

•                    Our business strategy and competitive advantages

•                    Our expectations as to potential revenues from designated markets or customers

•                    Our expectations as to operating results, cash flows, return on invested capital and net income

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

•                    Manage and avoid delays or cost overruns in existing and future contracts

•                    Maintain relationships with key customers, partners and suppliers

•                    Successfully bid for, and enter into, new contracts on satisfactory terms

•                    Successfully manage and negotiate change orders and claims

•                    Manage and maintain our operations and financial performance and the operations and financial performance of our current and future operating subsidiaries and joint ventures

•                    Respond effectively to regulatory, legislative and judicial developments, including any legal or regulatory proceedings, affecting our existing contracts, including contracts concerning environmental remediation and restoration

•                    Obtain and maintain any required governmental authorizations, franchises and permits, all in a timely manner, at reasonable costs and on satisfactory terms and conditions

•                    Satisfy the restrictive covenants imposed by our indebtedness documents and surety facility

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

•                    Maintenance of government-compliant procurement and cost systems

•                    The economic well-being of our private and public customer bases and their ability and intentions to invest capital in engineering and construction activities

For a description of additional risk factors that may affect our businesses, financial position or results of operations, see ”Business - Risk Factors” in Part I, Item 1 of our Annual Report on Form 10-K for the fiscal year ended January 2, 2004.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WASHINGTON GROUP INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(UNAUDITED)

	Three months ended		Six months ended
	July 2, 2004	July 4, 2003	July 2, 2004	July 4, 2003
Revenue	$684,484	$634,765	$1,438,648	$1,292,230
Cost of revenue	(646,748)	(587,060)	(1,363,523)	(1,207,025)
Gross profit	37,736	47,705	75,125	85,205
Equity in income of unconsolidated affiliates	7,119	6,506	17,799	15,268
General and administrative expenses	(15,792)	(13,025)	(29,754)	(23,136)
Other operating income	—	4,605	—	4,605
Operating income	29,063	45,791	63,170	81,942
Interest income	596	465	1,190	831
Interest expense	(3,602)	(6,449)	(8,016)	(13,394)
Other expense, net	(740)	(607)	(1,269)	(680)
Income before reorganization items, income taxes and minority interests	25,317	39,200	55,075	68,699
Reorganization items (Note 8)	1,245	(3,700)	1,245	(3,700)
Income tax expense	(10,758)	(15,678)	(22,810)	(28,510)
Minority interests in income of consolidated subsidiaries	(2,524)	(5,534)	(7,164)	(9,421)
Net income	$13,280	$14,288	$26,346	$27,068
Net income per share:
Basic	$.53	$.57	$1.05	$1.08
Diluted	$.49	$.57	$.96	$1.08
Common shares outstanding:
Basic	25,216	25,000	25,175	25,000
Diluted	27,111	25,123	27,350	25,066

The accompanying notes are an integral part of the consolidated financial statements.

WASHINGTON GROUP INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(UNAUDITED)

	July 2, 2004	January 2, 2004
ASSETS
Current assets
Cash and cash equivalents	$214,068	$238,835
Accounts receivable, including retentions of $12,603 and $13,663, respectively	260,781	248,456
Unbilled receivables	184,874	142,250
Investments in and advances to construction joint ventures	18,842	26,346
Deferred income taxes	83,839	89,320
Other	37,317	43,804
Total current assets	799,721	789,011
Investments and other assets
Investments in unconsolidated affiliates	162,305	145,144
Goodwill	347,948	359,903
Deferred income taxes	29,879	26,644
Other assets	18,591	18,928
Total investments and other assets	558,723	550,619
Property and equipment
Construction equipment	72,545	94,234
Other equipment and fixtures	29,704	28,500
Buildings and improvements	10,481	10,212
Land and improvements	2,491	2,491
Total property and equipment	115,221	135,437
Less accumulated depreciation	(51,300)	(64,544)
Property and equipment, net	63,921	70,893
Total assets	$1,422,365	$1,410,523

The accompanying notes are an integral part of the consolidated financial statements.

WASHINGTON GROUP INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(UNAUDITED)

	July 2, 2004	January 2, 2004
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and subcontracts payable, including retentions of $23,024 and $21,184, respectively	$155,507	$176,300
Billings in excess of cost and estimated earnings on uncompleted contracts	171,189	170,182
Accrued salaries, wages and benefits, including compensated absences of $50,914 and $45,765, respectively	129,530	131,216
Other accrued liabilities	52,732	60,708
Total current liabilities	508,958	538,406
Non-current liabilities
Self-insurance reserves	61,790	58,674
Pension and post-retirement benefit obligations	108,066	104,090
Total non-current liabilities	169,856	162,764
Contingencies and commitments
Minority interests	52,461	48,469
Stockholders’ equity
Preferred stock, par value $.01 per share, 10,000 shares authorized	—	—
Common stock, par value $.01 per share, 100,000 shares authorized; 25,216 and 25,046 shares issued, respectively	252	250
Capital in excess of par value	534,702	528,484
Stock purchase warrants	28,319	28,647
Retained earnings	106,110	79,764
Accumulated other comprehensive income	21,707	23,739
Total stockholders’ equity	691,090	660,884
Total liabilities and stockholders’ equity	$1,422,365	$1,410,523

The accompanying notes are an integral part of the consolidated financial statements.

WASHINGTON GROUP INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Six months ended
	July 2, 2004	July 4, 2003
Operating activities
Net income	$26,346	$27,068
Reorganization items	(1,245)	3,700
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Cash paid for reorganization items	(1,253)	(6,292)
Depreciation and amortization	8,416	17,333
Amortization of financing fees	1,554	6,050
Non-cash income tax expense	20,262	26,130
Minority interests in net income of consolidated subsidiaries	7,164	9,421
Equity in income of unconsolidated affiliates, less dividends received	(16,851)	(14,553)
Gain on sale of assets, net	(583)	(5,501)
Changes in operating assets and liabilities and other	(61,462)	(45,827)
Net cash provided (used) by operating activities	(17,652)	17,529
Investing activities
Property and equipment acquisitions	(16,075)	(5,970)
Property and equipment disposals	17,014	15,091
Distributions from (contributions to) unconsolidated affiliates	(3,499)	951
Proceeds from sale of business	—	17,700
Net cash provided (used) by investing activities	(2,560)	27,772
Financing activities
Payment of financing fees	(1,524)	—
Distributions to minority interests, net	(7,758)	(14,542)
Proceeds from exercise of stock options and warrants	4,727	—
Net cash used by financing activities	(4,555)	(14,542)
Increase (decrease) in cash and cash equivalents	(24,767)	30,759
Cash and cash equivalents at beginning of period	238,835	171,192
Cash and cash equivalents at end of period	$214,068	$201,951
Supplemental disclosure of cash flow information:
Interest paid	$7,027	$7,322
Income taxes paid, net	3,962	3,402

The accompanying notes are an integral part of the consolidated financial statements.

WASHINGTON GROUP INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(UNAUDITED)

	Three months ended		Six months ended
	July 2, 2004	July 4, 2003	July 2, 2004	July 4, 2003
Net income	$13,280	$14,288	$26,346	$27,068
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(259)	4,813	(2,032)	6,981
Comprehensive income	$13,021	$19,101	$24,314	$34,049

The accompanying notes are an integral part of the consolidated financial statements.

WASHINGTON GROUP INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(UNAUDITED)

The terms “we,” “us” and “our” in this quarterly report refer to Washington Group International, Inc. (“Washington Group”) and its consolidated subsidiaries unless otherwise indicated.

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

We are an international provider of a broad range of design, engineering, construction, construction management, facilities and operations management, environmental remediation and mining services to diverse public and private sector clients, including (1) engineering, construction and operations and maintenance services in nuclear and fossil power markets; (2) diverse engineering and construction and construction management services for the highway and bridge, airport and seaport, dam, tunnel, water resource, railway and commercial building markets; (3) design, engineering, procurement, construction, construction management and operations and maintenance services to industrial companies; (4) contract mining, technical and engineering services for the metals, precious metals, coal, minerals and minerals processes markets; (5) comprehensive nuclear and other environmental and hazardous substance remediation services for governmental and private-sector clients and (6) design, engineering, construction, operations and maintenance, and closure services for weapons and chemical demilitarization programs for governmental and private-sector clients. In providing these services, we enter into four basic types of contracts: fixed-price or lump-sum contracts providing for a fixed price for all work to be performed, fixed-unit-price contracts providing for a fixed price for each unit of work to be performed, target-price contracts providing for an agreed upon price whereby we absorb cost escalations to the extent of our expected fee or profit and are reimbursed for costs which continue to escalate beyond our expected fee and cost-type contracts providing for reimbursement of costs plus a fee. Both anticipated income and economic risk are greater under fixed-price and fixed-unit-price contracts than under cost-type contracts. Engineering, construction management, maintenance, environmental and hazardous substance remediation contracts are typically awarded pursuant to a cost-type contract.

We participate in construction joint ventures, often as sponsor and manager of projects, which are formed for the purpose of bidding, negotiating and completing specific projects. We participate in two incorporated mining ventures: Westmoreland Resources, Inc. (“Westmoreland Resources”), a coal mining company in Montana, and MIBRAG mbH, a company that operates lignite coal mines and power plants in Germany. We also participate in two incorporated government contracting ventures, collectively the Westinghouse Businesses. Our venture partner in the Westinghouse Businesses is British Nuclear Services, Inc. (“BNFL”). We hold a 60% economic interest in the Westinghouse Businesses and BNFL holds a 40% economic interest. On July 7, 2000, we purchased from Raytheon Company (“Raytheon”) and Raytheon Engineers & Constructors International, Inc. (“RECI”) the capital stock of the subsidiaries of RECI and specified other assets of RECI, and we assumed specified liabilities of RECI. The businesses that we purchased, hereinafter called “RE&C,” provide design, engineering, procurement, construction, operation, maintenance and other services on a global basis.

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

These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our 2003 Annual Report. The comparative balance sheet and related disclosures as of January 2, 2004 have been derived from the audited balance sheet and consolidated footnotes referred to above.

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments of a recurring nature that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the interim periods presented in these unaudited interim condensed consolidated financial statements are not necessarily indicative of results to be expected for the full year.

Our fiscal year is the 52/53 weeks ending on the Friday closest to December 31.

The preparation of our consolidated financial statements in conformity with GAAP necessarily requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates, and the reported amounts of revenue and costs during the reporting periods. Actual results could differ from those estimates. On an ongoing basis, we review our estimates based on information that is currently available. Changes in facts and circumstances may cause us to revise estimates.

Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

Stock-based compensation

We have used the intrinsic value method to account for stock-based employee compensation under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations for all periods presented. The following table illustrates the pro forma effect on net income and net income per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three months ended		Six months ended
	July 2, 2004	July 4, 2003	July 2, 2004	July 4, 2003
Net income as reported	$13,280	$14,288	$26,346	$27,068
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,504)	(3,571)	(3,234)	(7,040)
Add: Compensation cost recognized using intrinsic value method	—	—	784	—
Tax effects	587	1,394	956	2,748
Pro forma net income	$12,363	$12,111	$24,852	$22,776
Net income per share
As reported - basic	$.53	$.57	$1.05	$1.08
As reported – diluted	.49	.57	.96	1.08
Pro forma - basic	.49	.48	.99	.91
Pro forma – diluted	.46	.48	.91	.91

3.              ACCOUNTING STANDARDS

Adoption of recently issued accounting standards

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), which is an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. FIN 46 requires a variable interest entity to be consolidated by a company that is considered to be the primary beneficiary of that variable interest entity. In December 2003, the FASB issued FIN 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46-R”) to address certain FIN 46 implementation issues. We adopted FIN 46-R at the end of the first quarter of 2004. The impact of FIN 46 and FIN 46-R on our consolidated financial statements includes:

•                    Special purpose entities. We completed our assessment and determined we have no investment in special purpose entities as defined by FIN 46-R.

•                    Non-special purpose entities. As is common in our industry, we have executed contracts jointly with third parties through partnerships and joint ventures. The adoption of FIN 46-R was not material to our financial position, results of operations or cash flows for non-special purpose entities. The entry into any significant joint venture or partnership agreement in the future that would require consolidation under FIN 46-R could have a material impact on our future consolidated financial statements.

Recently issued accounting pronouncements

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (2003 Medicare Act) was signed into law.  The 2003 Medicare Act expanded Medicare to include, for the first time, coverage for prescription drugs.  Because of various uncertainties related to our response to the 2003 Medicare Act and the appropriate accounting for this event, we elected to defer financial recognition of this legislation until the FASB issued final accounting guidance.  In May 2004, the FASB issued Staff Position No. 106-2 Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“FSP 106-2”). FSP 106-2 requires us to implement the effect of the 2003 Medicare Act in the third quarter of 2004.  We do not expect the 2003 Medicare Act and the related FASB Staff Position to have a material effect on our results of operations or financial condition.

4.              VENTURES

Construction joint ventures

We participate in unconsolidated construction joint ventures that are formed to bid, negotiate and complete specific projects. The unconsolidated construction joint ventures are reflected in our consolidated balance sheets as investments in and advances to construction joint ventures and are accounted for under the equity method. Our proportionate share of revenue, cost of revenue and gross profit for these unconsolidated construction joint ventures is included in our consolidated statements of operations. The size, scope and duration of joint-venture projects vary among periods. The tables below present financial information of our unconsolidated construction joint ventures in which we do not hold a controlling interest but exercise significant influence.

Combined financial position of unconsolidated construction joint ventures

	July 2, 2004	January 2, 2004
Current assets	$163,160	$217,893
Property and equipment, net	3,544	3,785
Current liabilities	(139,336)	(165,284)
Net assets	$27,368	$56,394

Combined results of operations of unconsolidated construction joint ventures

	Three months ended		Six months ended
	July 2, 2004	July 4, 2003	July 2, 2004	July 4, 2003
Revenue	$165,764	$165,285	$325,185	$327,643
Cost of revenue	(161,810)	(138,050)	(322,414)	(287,522)
Gross profit	$3,954	$27,235	$2,771	$40,121

Washington Group’s share of results of operations of unconsolidated construction joint ventures

	Three months ended		Six months ended
	July 2, 2004	July 4, 2003	July 2, 2004	July 4, 2003
Revenue	$63,921	$62,539	$123,477	$128,194
Cost of revenue	(63,310)	(50,102)	(125,870)	(109,773)
Gross profit (loss)	$611	$12,437	$(2,393)	$18,421

Unconsolidated affiliates

At July 2, 2004, we held ownership interests in several unconsolidated affiliates that are accounted for using the equity method, the most significant of which are two incorporated mining ventures: MIBRAG mbH (50%) and Westmoreland Resources (20%). We provide consulting services to MIBRAG mbH and contract mining services to Westmoreland Resources. The tables below present financial information of our unconsolidated affiliates in which we do not hold a controlling interest but exercise significant influence.

Combined financial position of unconsolidated affiliates

	July 2, 2004	January 2, 2004
Current assets	$199,088	$187,983
Property and equipment, net	545,305	553,219
Other non-current assets	634,884	665,705
Current liabilities	(90,601)	(87,306)
Long-term debt, non-recourse to parents	(261,090)	(274,697)
Other non-current liabilities	(702,992)	(739,741)
Net assets	$324,594	$305,163

Combined results of operations of unconsolidated affiliates

	Three months ended		Six months ended
	July 2, 2004	July 4, 2003	July 2, 2004	July 4, 2003
Revenue	$112,331	$110,488	$230,323	$212,223
Cost of revenue	(97,819)	(96,919)	(193,997)	(180,752)
Gross profit	$14,512	$13,569	$36,326	$31,471

5.              SALE OF BUSINESS

On April 18, 2003, we sold the process technology development portion of our petroleum and chemical business (the “Technology Center”) for $17,700 and recognized a gain of $4,605 on the sale reflected as other operating income in the second quarter of 2003. Operating results for the Technology Center are included as part of the “Intersegment and other unallocated operating costs” in Note 8, “Operating Segment, Geographic and Customer Information.

Operating results of the Technology Center were as follows:

	Three months ended July 4, 2003	Six months ended July 4, 2003
Revenue	$1,206	$9,989
Gross profit (loss)	(290)	(590)

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

On October 9, 2003, we replaced the Credit Facility with a New Senior Secured Revolving Credit Facility (“New Credit Facility”). As a result of the refinancing, we recorded a pre-tax charge to income of $9,831 in the fourth quarter of 2003 associated with the unamortized balance of the financing fees of the Credit Facility. The New Credit Facility provides for up to $350,000 in the aggregate of loans and other financial accommodations allocated pro rata between two facilities as follows: a Tranche A facility in the amount of $115,000 and a Tranche B facility in the amount of $235,000. On March 19, 2004, we amended the New Credit Facility to include more favorable terms of the Tranche B facility. As amended, the scheduled termination dates for Tranche A and Tranche B are October 9, 2007 and March 19, 2008, respectively. The borrowing rate for Tranche A is the greater of LIBOR or 2%, plus an additional margin of 3.50%. The borrowing rate for Tranche B is LIBOR, plus an additional margin of 3.50%. As of July 2, 2004, the effective borrowing rate was 5.50% for Tranche A and 4.86% for Tranche B. The New Credit Facility also provides for other fees, including commitment and letter of credit fees, normal and customary for such credit agreements. The New Credit Facility contains financial covenants requiring the maintenance of specified financial and operating ratios, and specified events of default that are typical for a credit facility of this size, type and tenor. While not as restrictive as the Credit Facility, the New Credit Facility also contains affirmative and negative covenants that continue to limit our ability and the ability of some of our subsidiaries to incur debt or liens, provide guarantees, make investments and pay dividends. At July 2, 2004, approximately $141,839 in face amount of letters of credit were issued and outstanding, and no borrowings were outstanding under the New Credit Facility. The New Credit Facility is secured by substantially all of the assets of Washington Group and wholly owned domestic subsidiaries.

On August 5, 2004, we again amended the New Credit Facility to provide more favorable terms over the remaining life of the facility.  As amended, the scheduled termination dates for Tranche A and Tranche B are October 9, 2007 and August 5, 2008, respectively.  Under the new amendment the borrowing rate for Tranche A is unchanged.  The borrowing rate for Tranche B is LIBOR, plus an additional margin of 2.50%.

7.              RESTRUCTURING CHARGES

During 2001, we initiated restructuring actions to improve operational effectiveness and efficiency and reduce expenses globally relative to employment levels and excess facilities consistent with the Plan of Reorganization. Accordingly, a liability was recorded in 2001 for employee termination benefits, impairment charges and enhanced pension benefits. The associated severance costs represented expected reductions in work force for management, professional, administrative and operational overhead. Our restructuring plan is complete. The remaining liability at July 2, 2004 primarily represents facility closure costs.

The following presents restructuring charges accrued and costs incurred:

	Three months ended		Six months ended
	July 2, 2004	July 4, 2003	July 2, 2004	July 4, 2003
Accrued liability at beginning of period	$8,556	$11,117	$9,454	$11,986
Cash expenditures, net of sub-tenant rental income	(818)	(1,585)	(1,716)	(2,454)
Accrued restructuring liability at end of period	$7,738	$9,532	$7,738	$9,532

8.              REORGANIZATION ITEMS

Pursuant to our Plan of Reorganization, we are obligated to pay certain professional fees and other expenses associated with resolving disputed claims of the unsecured creditors and other bankruptcy related matters.  During the three and six months ended July 4, 2003, we recorded an expense of $3,700 for estimated additional bankruptcy related costs.  During the three and six months ended July 2, 2004, we reduced the reserve by $1,245, as a result of a net reduction in estimated professional fees to settle outstanding claims from our bankruptcy.

9.              OPERATING SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION

We operate through six business units, each of which comprises a separate reportable business segment: Power, Infrastructure, Mining, Industrial/Process, Energy & Environment, and Defense. The reportable segments are separately managed, serve different markets and customers, and differ in the expertise, technology and resources necessary to perform their services.

Power provides engineering, construction and operations and maintenance services in both fossil and nuclear power markets for turnkey new power plant construction, plant expansion, retrofit and modification, decontamination and decommissioning, general planning, siting and licensing and environmental permitting.

Infrastructure provides diverse engineering and construction and construction management services for highways and bridges, airports and seaports, tunnels and tube tunnels, railroad and transit lines, water storage and transport, water treatment, site development, institutional buildings and hydroelectric facilities. The business unit generally performs as a general contractor or as a joint venture partner with other contractors on domestic and international projects.

Mining provides contract-mining, engineering, resource evaluation, geologic modeling, mine planning, simulation modeling, equipment selection, production scheduling and operations management to coal, industrial minerals and metals markets globally.

Industrial/Process provides design, engineering, procurement, construction services and total facilities management for general manufacturing, pharmaceutical and biotechnology, upstream oil and gas, food and consumer products, automotive, aerospace, telecommunications and pulp and paper industries.

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

The accounting policies of each segment are the same as those described in Note 1, “Significant Accounting Policies,” of the Notes to Consolidated Financial Statement in Part II, Item 8 of our 2003 Annual Report. We evaluate performance and allocate resources based on segment operating income and return on capital employed. Segment operating income is total segment revenue reduced by segment cost of revenue and includes equity in net earnings of unconsolidated affiliates. Intersegment and other unallocated operating costs principally consist of residual costs of our non-union subsidiary and unallocated costs of our self insurance program.

Effective January 3, 2004, some of the divisions of the Industrial/Process business unit were transferred to the Infrastructure and Energy & Environment business units to more closely align the divisions to the markets of the respective business units. Prior period operating results for the transferred divisions have been reclassified between business units to conform to the current period organization.

SEGMENT OPERATING INFORMATION

	Three months ended		Six months ended
	July 2, 2004	July 4, 2003	July 2, 2004	July 4, 2003
Revenue
Power	$146,887	$125,206	$297,089	$301,412
Infrastructure	199,380	145,060	477,030	268,753
Mining	25,575	21,419	45,945	35,871
Industrial/Process	99,225	113,988	190,029	225,992
Defense	118,593	124,912	240,774	256,094
Energy & Environment	95,966	105,434	192,436	199,264
Intersegment, eliminations and other	(1,142)	(1,254)	(4,655)	4,844
Total revenue	$684,484	$634,765	$1,438,648	$1,292,230
Gross profit (loss)
Power	$5,640	$15,562	$13,857	$23,011
Infrastructure	6,060	4,047	11,912	11,111
Mining	2,604	1,332	3,189	1,099
Industrial/Process	1,341	1,486	2,829	2,667
Defense	9,215	12,655	17,785	26,377
Energy & Environment	14,506	19,516	31,805	29,249
Intersegment and other unallocated operating costs	(1,630)	(6,893)	(6,252)	(8,309)
Total gross profit	$37,736	$47,705	$75,125	$85,205

	Three months ended		Six months ended
	July 2, 2004	July 4, 2003	July 2, 2004	July 4, 2003
Equity in income (loss) of unconsolidated affiliates
Power	$61	$285	$130	$285
Infrastructure	184	235	366	454
Mining	6,802	6,128	17,236	14,702
Industrial/Process	194	116	330	279
Defense	—	—	—	—
Energy & Environment	(122)	(258)	(263)	(452)
Intersegment and other	—	—	—	—
Total equity in income of unconsolidated affiliates	$7,119	$6,506	$17,799	$15,268
Operating income (loss)
Power	$5,701	$15,847	$13,987	$23,296
Infrastructure	6,244	4,282	12,278	11,565
Mining	9,406	7,460	20,425	15,801
Industrial/Process	1,535	1,602	3,159	2,946
Defense	9,215	12,655	17,785	26,377
Energy & Environment	14,384	19,258	31,542	28,797
Intersegment and other unallocated operating costs	(1,630)	(2,288)	(6,252)	(3,704)
General and administrative expenses, corporate	(15,792)	(13,025)	(29,754)	(23,136)
Total operating income	$29,063	$45,791	$63,170	$81,942

10.       TAXES ON INCOME

The components of the effective tax rate for the various periods are shown in the table below:

	Three months ended		Six months ended
	July 2, 2004	July 4, 2003	July 2, 2004	July 4, 2003
Federal tax	35.0%	35.0%	35.0%	35.0%
State tax	3.6	3.0	3.3	3.9
Nondeductible items	1.7	5.8	1.8	4.4
Foreign tax	.2	.4	.4	.6
Effective tax rate	40.5%	44.2%	40.5%	43.9%

Non-deductible items for the three and six months ended July 4, 2003, included $3,700 of reorganization items. The non-deductible portion of reorganization items for the six months ended July 2, 2004, was not material.

11.       BENEFIT PLANS

The components of net benefit cost for our pension and post-retirement benefit plans were as follows:

	Three months ended		Six months ended
	July 2, 2004	July 4, 2003	July 2, 2004	July 4, 2003
Pension Benefits
Service cost	$1,007	$842	$2,014	$1,684
Interest cost	1,089	1,023	2,177	2,046
Expected return on assets	(347)	(231)	(693)	(462)
Recognized net actuarial loss	33	62	59	63
Net benefit cost	$1,782	$1,696	$3,557	$3,331

	Three months ended		Six months ended
	July 2, 2004	July 4, 2003	July 2, 2004	July 4, 2003
Post-Retirement Benefits
Service cost	$305	$223	$610	$445
Interest cost	841	780	1,667	1,560
Recognized net actuarial loss	59	—	128	—
Amortization of prior service cost	12	—	12	—
Net benefit cost	$1,217	$1,003	$2,417	$2,005

Employer Contributions

We previously disclosed in our financial statements for the year ended January 2, 2004 that we expected to contribute $8,593 and $3,997 during 2004 to our pension and post-retirement plans, respectively. As of July 2, 2004, $3,520 and $1,920 have been contributed to our pension and post-retirement plans, respectively. We presently anticipate contributing an additional $4,180 and $1,980 to fund our pension and post-retirement plans, respectively, in 2004, for a total of $7,700 and $3,900, respectively.

12.       CONTINGENCIES AND COMMITMENTS

Contract related matters

We have contracts with the U.S. government, the allowable costs of which are subject to adjustments upon audit and negotiation by various agencies of the U.S. government. Audits by the U.S. government and negotiations of indirect costs are substantially complete through 2000. Audits by the U.S. government of 2001 indirect costs are in progress. We are also in the process of preparing cost impact statements for 1999 through 2003 as required under U.S. Cost Accounting Standards.  The cost impact statements are subject to audit by the U.S. government and negotiation. We have also prepared and submitted to the government cost impact statements for 1989 through 1998 for which we believe no adjustments are necessary. To the extent that these audits result in determinations that costs claimed as reimbursable are not allowable costs or were not allocated in accordance with federal regulations, we could be required to reimburse the government for amounts previously received. We believe that the results of the indirect costs audits and negotiations and the cost impact statements will not result in a material change to our financial position, results of operations or cash flows.

Due to the dynamic nature of the work we have performed in the Middle East under cost reimbursable contracts with the U.S. government, as is the case with all contractors, costs incurred on these contracts are subject to review and audit by the U.S. government.  Based on all currently available information, we believe we have established adequate reserves for estimated unallowable, non-recoverable, or disputed costs incurred to date.

Letters of credit

In the normal course of business, we cause letters of credit to be issued in connection with contract performance obligations that are not required to be reflected in the accompanying consolidated balance sheets. We are obligated to reimburse the issuer of such letters of credit for any payments made thereunder. At July 2, 2004 and January 2, 2004, $175,839 and $175,417, respectively, in face amount of letters of credit were outstanding. We have pledged cash and cash equivalents as collateral for our reimbursement obligations with respect to $34,000 in face amount of letters of credit that were outstanding at July 2, 2004 not related to the New Credit Facility. At July 2, 2004, $141,839 of the outstanding letters of credit were issued and outstanding under the New Credit Facility.

Guarantees

We have guaranteed the indemnity obligations of the Westinghouse Businesses relating to the sale of their Electro-Mechanical Division to Curtiss-Wright Corporation in October 2002 for the potential occurrence of specified events, including breaches of representations and warranties and failure to perform certain covenants or agreements. Generally, the indemnification provisions expire in October 2005, and are capped at $20,000. In addition, the indemnity provisions relating to environmental conditions obligate the Westinghouse Businesses to pay Curtiss-Wright Corporation up to a maximum $3,500 for environmental losses they incur over $5,000. The Westinghouse Businesses are also responsible for environmental losses that exceed $1,300 related to a specified parcel of the sold property. If the Westinghouse Businesses are unable to perform their indemnity obligations, BNFL has agreed to indemnify us for 40% of losses we incur as a result of our guarantee. We believe that the indemnification provisions will not have a material adverse effect on our financial position, results of operations or cash flows.

Other

Some current and former officers, employees and directors of Washington Group were named defendants in an action filed in 1997, in the U.S. District Court for the District of Idaho, by two former participants in the Old MK 401(k) Plan and the Old MK Employee Stock Ownership Plan. The complaint alleged, among other things, that the defendants breached certain fiduciary duties under the Employee Retirement Income Security Act of 1974 (“ERISA”). In October 2003, an agreement in principle was reached to settle the matter. The settlement will include contributions from insurance carriers, the two trustees and Washington Group. In addition, the plaintiffs’ claim in our reorganization case will be allowed and plaintiffs will be entitled to participate in the distribution of shares of common stock and warrants to unsecured creditors. The settlement has been preliminarily approved by the trial court in which the class action is pending and has been approved by the bankruptcy court that presides over our reorganization case; it remains subject to final approval by the trial court. A charge of $3,480 for settlement costs and legal expenses related to this matter was included in operating income (expense) in the year ended January 2, 2004.

In 1998, Washington Infrastructure, Inc., formerly known as Raytheon Infrastructure, Inc., a wholly owned subsidiary acquired as part of RE&C, contracted with the School Construction Authority of the City of New York (the “Authority”) to provide construction management and inspection services in connection with the construction of a new school facility. The Authority brought suit against the prime contractor to correct deficiencies in materials and/or workmanship. The prime contractor agreed to perform rework and absorb the cost of approximately $4,500 to end the dispute with the Authority. As part of the settlement, the Authority also agreed to assign to the prime contractor any claims it had against us arising from the defective work. Thereafter, the prime contractor sued the Authority alleging claims for betterment, sued us alleging negligent inspection and sued a number of other parties. Although this matter is in the discovery stage, we expect the range of potential additional loss to be zero to $3,500.

From the spring of 1996 through the spring of 2001, we were the environmental remediation contractor for the U.S. Army Corps of Engineers (the “USACOE”) with respect to remediation at the Tar Creek Superfund site at a former mining area in northeast Oklahoma. The USACOE had contracted with the U.S. Environmental Protection Agency (the “EPA”) to remove lead contaminated soil in residential areas from more than 2,000 sites and replace it with clean fill material. In February 2000, various federal investigators working with the U.S. Attorney’s Office for the Northern District of Oklahoma executed search warrants and seized records at the Tar Creek project site. Allegations made at the time included claims that the project had falsified truck load tickets and had claimed compensation for more loads than actually were hauled, or had indicated that full loads had been hauled when partial loads actually were carried, as well as claims that the project had sought compensation for truckers and injured workers who were directed to remain at the job site, but not to work. The criminal investigation relating to the execution of the search warrants is still pending. Through claims filed in our bankruptcy proceedings and conversations with lawyers from the Civil Division of the U.S. Department of Justice, we learned that a qui tam lawsuit was filed against us under the federal False Claims Act by private citizens (the relators), alleging fraudulent or false claims by us for payments we received in connection with the Tar Creek remediation project. In March 2004, the Department of Justice declined to intervene in this civil lawsuit, with the exception of four claims, which are stayed. The relators filed an amended complaint in March 2004, which eliminated the four claims that have been reserved to the government. In April of 2004, we received a letter from the EPA’s Suspension and Debarment Division seeking information from us in order for the EPA to determine whether we presently are a responsible contractor. We believe that there was no wrongdoing by us or our employees at this project. Based on the status of this matter, we cannot make an estimate of potential additional loss, if any.

In 2002, the Inspector General for the U.S. Agency for International Development (“USAID”) requested documentation about and made inquiries into the contractual relationships between one of our U.S. joint ventures and a local construction company in Egypt. The focus of the inquiry, which is ongoing, is whether the structure of our business relationships with Egyptian companies violated USAID contract regulations with respect to source, origin and nationality requirements. In March 2003, we were notified by the Department of Justice that it is considering recommending civil litigation against us under the False Claims Act and at common law in connection with the matters being investigated by USAID. The Department of Justice is looking at potential violations of the USAID source, origin and nationality regulations in connection with five of our USAID-financed host-country projects located in Egypt beginning in 1996. In July 2003, our U.S. joint venture partner was notified that it had been suspended by USAID, but only for USAID-financed host-country projects. That suspension was lifted in August 2003. In January 2004, we entered into an agreement with USAID whereby we agreed to undertake certain compliance and training measures and USAID agreed that we are presently eligible for USAID contracts, including for host-country projects, and are not under threat of suspension or debarment arising out of matters covered by the USAID inquiry. We currently are not considering any prospective host-country projects, and have agreed with USAID that we will not bid on such projects until the required training is completed and certified. We continue to respond to inquiries from the Department of Justice and to cooperate with the investigation. Our joint venture for one of the five projects referred to above has brought arbitration proceedings before an arbitral tribunal in Egypt in which it has asserted a claim for additional compensation for the construction of water and wastewater treatment facilities in Egypt. The project owner, an Egyptian government agency, has asserted in a counterclaim that, by reason of alleged violations of the USAID source, origin and nationality regulations and alleged violations of Egyptian law, our joint venture should forfeit its claim, disgorge all funds that the joint venture received with respect to the project, and pay unspecified additional damages as well as the owner’s costs of defending against the joint venturer’s claims. Based on the status of these matters, we cannot make an estimate of potential additional loss, if any.

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

13.       APPROVAL OF 2004 EQUITY INCENTIVE PLAN

We have a long-term incentive program (“LTIP”) designed to provide long-term incentives to executives to increase stockholder value.  Historically, the LTIP has consisted of nonqualified fixed-price stock options and performance unit awards granted under the Washington Group Equity and Performance Incentive Plan (the “2002 Plan”).  On May 7, 2004, our stockholders approved the Washington Group International Inc. 2004 Equity Incentive Plan (the “2004 Plan”), which provides for additional shares under the LTIP.  The 2004 Plan allows our board of directors to award various types of rights related to our stock, including options to purchase stock, appreciation rights, restricted stock, and deferred stock. Persons eligible to receive awards under the 2004 Plan include officers, key employees and directors of the company.  The 2004 Plan provides a fixed limit of 2,400 shares of which no more than 400 may be issued in connection with awards other than stock options.  All stock options issued under the 2004 Plan must have an exercise price equal to or greater than the fair value of our common stock on the date the stock option is granted.  Repricing of stock options is prohibited without stockholder approval.

ITEM 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited interim condensed consolidated financial statements and notes thereto in Item 1 of this report. The following analysis contains forward-looking statements about our expectations and potential future revenues, and operating results. See “Note Regarding Forward-Looking Statements” for a discussion of the risks and uncertainties affecting these statements.

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

Revenue recognition. We follow the provisions of SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. We recognize revenue on engineering and construction-type contracts using the percentage-of-completion method of accounting whereby revenue is recognized as performance under the contract progresses. For most of our fixed-price and target-price contracts, we use a cost-to-cost approach to measure progress toward completion. Under the cost-to-cost method, we make periodic estimates of our progress toward completion by comparing costs incurred to date with total estimated contract costs. Revenue is then calculated on a cumulative basis (project-to-date) as the total contract value multiplied by the current percentage complete. Revenue for a reporting period is calculated as the cumulative project-to-date revenue less project revenue recognized in prior periods. However, we defer profit recognition on fixed-price and certain target-priced construction contracts until progress is sufficient to estimate the probable outcome, which generally does not occur until the project is at least 20% complete. Fixed-price contracts accounted for 26% of our total revenue for the six months ended July 2, 2004.

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

The use of the percentage-of-completion method for revenue recognition requires the use of various estimates, including among others, the extent of progress toward completion, contract completion costs and contract revenue. Profit margins to be recognized are dependent upon the accuracy of estimated engineering progress, materials quantities, achievement of milestones and other incentives, penalty provisions, labor productivity and other cost estimates. Such estimates are dependent upon various judgments we make with respect to those factors, and some are difficult to accurately determine until the project is significantly underway. Progress is evaluated each reporting period. We recognize adjustments to profitability on contracts utilizing the percentage-of-completion method on a cumulative basis, when such adjustments are identified. We have a history of making reasonably dependable estimates of the extent of progress toward completion, contract revenue and contract completion costs on our long-term engineering and construction contracts. However, due to uncertainties inherent in the estimation process, it is possible that actual completion costs may vary from estimates. In limited circumstances, we may use the completed-contract method for contracts for which reasonably dependable estimates cannot be made or for which inherent hazards make the estimates doubtful.

Change orders and claims. Once contract performance is underway, we often experience changes in conditions, client requirements, specifications, designs, materials and expectations regarding the period of performance. The majority of such changes present minimal or no financial risk to us. Generally, a “change order” is negotiated with our customer to modify the original contract to approve both the scope and price of the change. Occasionally, however, disagreements arise regarding changes, their nature, measurement, timing and other characteristics that impact costs and revenue under the contract. When a change becomes a point of dispute between our customer and us, we then consider it as a claim.

Costs related to change orders and claims are recognized when they are incurred. Change orders are included in total estimated contract revenue when it is probable that the change order will result in a bona fide addition to contract value and can be reliably estimated. Claims are included in total estimated contract revenue, only to the extent that contract costs related to the claim have been incurred, when it is probable that the claim will result in a bona fide addition to contract value and can be reliably estimated. No profit is recognized on claims until final settlement occurs. This can lead to a situation where costs are recognized in one period and revenue is recognized when customer agreement is obtained or claim resolution occurs, which can be in a subsequent period. We recognized claim revenue of $.4 million and $3.2 million, and $8.3 million and $21.4 million, respectively, for the three and six months ended July 2, 2004 and the three and six months ended July 4, 2003. Substantially all claims were settled and collected during each respective period for which claim revenue was recognized. Additional contract-related costs, including subcontractors’ share of claim settlements, of $2.0 million for the six months ended July 4, 2003 reduced the impact on operating income of the claim settlements disclosed above.

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

Goodwill. Effective February 1, 2002, in conjunction with fresh-start reporting, we used the purchase method of accounting to allocate our reorganization value of $550 million to our net assets, based on estimates of fair value, with the excess being recorded as goodwill. As of July 2, 2004, we had $347.9 million of goodwill. Pursuant to SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is no longer amortized but is to be tested for impairment at least annually. We regularly evaluate whether events and circumstances have occurred which may indicate a possible impairment of goodwill and perform the annual impairment test for all of our reporting units each October. In conducting the impairment test, we apply various techniques to estimate the fair value of our reporting units. These techniques are inherently subjective, and the resulting values are not necessarily representative of the values we might obtain in a sale of our reporting units to a willing third party. Based on our annual review of the recoverability of goodwill as of October 31, 2003, we determined that our goodwill is not impaired. Our businesses, however, are cyclical and subject to competitive pressures. Therefore it is possible that the goodwill values of our business units could be adversely impacted in the future by these or other factors and that a significant impairment adjustment, which would reduce earnings and potentially negatively affect debt covenants, could be required in such circumstances.

Litigation claims and contingencies. In the normal course of business, we are subject to a variety of contractual guarantees and litigation. In general, guarantees can relate to project scheduling, project completion, plant performance or meeting required standards of workmanship. Most of our litigation involves us as a defendant in workers’ compensation, personal injury, contract, environmental, environmental exposure, professional liability and other similar lawsuits. We maintain insurance coverage for some aspects of our business and operations. In addition, we have elected to retain a portion of insured losses that may occur through the use of various deductibles, limits and retentions under our insurance programs. This situation may subject us to some future liability for which we are only partially insured, or completely uninsured. Self-insurance reserves are established and maintained for uninsured business risks.

Government-funded contracts are, and are expected to continue to be, a significant part of our business. We derived 42% of our consolidated operating revenues in 2003 from contracts with the U.S. government. Allowable costs under U.S. government contracts are subject to audit by the government. To the extent that these audits result in determinations that costs claimed as reimbursable are not allowable costs or were not allocated in accordance with federal regulations, we could be required to reimburse the government for amounts previously received. We also have a number of U.S. government contracts that extend beyond one year and for which government funding has not yet been approved. All U.S. government contracts and some foreign contracts are subject to unilateral termination at the convenience of the customer.

Estimating liabilities and costs associated with such claims, guarantees, litigation, audits and investigations requires judgments and assessments based on the professional knowledge and experience of our management and legal counsel. In accordance with SFAS No. 5, Accounting for Contingencies, amounts are recorded as charges to earnings when we determine that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The ultimate resolution of any such exposure may vary from earlier estimates as further facts and circumstances become known. We determine the level of reserves to establish for both insurance-related claims that are known and have been asserted against us, as well as for insurance-related claims that are believed to have been incurred based on actuarial analysis, but have not yet been reported to our claims administrators as of the respective balance sheet dates. We include any adjustments to such insurance reserves in our consolidated results of operations.

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

Backlog. Backlog represents the total accumulation of new work awarded less the amount of revenue, or equity in income of unconsolidated affiliates, recognized to date on contracts at a specific point in time. It comprises the total value of awarded contracts that are not complete and the revenue, or equity in income of unconsolidated affiliates, that is expected to be recognized over the remaining life of the projects in process. We believe backlog is a key predictor of future earnings potential. Although backlog reflects business that we consider to be firm, cancellations or reductions may occur and may reduce backlog and future revenues. We have a significant number of clients that consistently extend or add to the scope of existing contracts. We do not include any estimate of extensions or additions to ongoing work in backlog until awarded.

There are three unique aspects of our approach to recording new work and backlog:

•                    Government contracts - Most of our government contracts cover several years. However, funding for the contracts is subject to annual appropriations by Congress. To account for the risk that future amounts may not be appropriated, we only include the most immediate two years of forecast revenue in our backlog. Thereafter, as time passes and appropriations occur, additional new work is recorded on existing government contracts. At July 2, 2004, U.S. government-funded contracts comprised approximately 36% of our total backlog.

•                    Mining contracts - Mining contracts span varying periods of time up to the life of the resource. For new work and backlog purposes, we limit the amount recorded to five years. Similar to our practices with government contracts, as time passes, we recognize additional new work as commitments for that future work are firmed up. At July 2, 2004, mining contracts comprised approximately 11% of our total backlog.

•                    At-risk and agency contracts - The amount of new work and related backlog recognized depends on whether the contract or project is determined to be an “at-risk” or “agency” relationship between the client and us. For “at-risk” relationships, the expected gross revenue is included in new work and backlog. For relationships where we act as an agent for our client, only the expected net fee revenue is included in new work and backlog. At July 2, 2004, agency contracts comprised approximately 7% of our total backlog.

Joint ventures and equity investments. Joint ventures and equity investments are utilized when contracts are executed jointly through partnerships and joint ventures with unrelated third parties.

•                    Joint ventures. A large part of our work on large engineering and construction projects is performed through unincorporated joint ventures with one or more partners. For those in which we control the joint venture by contract terms or other means, the assets, liabilities and results of operations of the joint venture are fully consolidated in our financial statements, and the minority interests of third parties are separately deducted in our financial statements. For those construction joint ventures in which we do not control the joint venture, we report our pro rata portion of revenue and costs, but the balance sheet reflects only our net investment in the project. Joint ventures that we do not control and that do not involve engineering or construction activities, are reported using the equity method of accounting, in which we record our portion of the joint venture’s net income or loss as equity in income or loss of unconsolidated affiliates and our investment on the balance sheet reflects our original investment, at cost, as adjusted for our equity in the income or loss of the joint venture.

•                    Partially owned subsidiary companies. For incorporated ventures in which we have a controlling interest, the assets, liabilities and results of operations of the subsidiary companies are fully consolidated in our financial statements, and the minority interests of third parties are separately deducted in our financial statements. However, for those in which we do not have a controlling interest but do have significant influence, we use the equity method of accounting, in which we record our portion of the subsidiary company’s net income or loss as equity in income or loss of unconsolidated affiliates and our investment on the balance sheet reflects our original investment, at cost, as adjusted for our equity in the income or loss of the subsidiary company.

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

Unbilled receivables. Unbilled receivables are comprised of costs incurred on projects, together with any profit recognized on projects using the percentage-of-completion method, and represent work performed but not yet billed pursuant to contract terms or billed after the accounting period cut-off occurred.

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

Government contract costs are incurred under some of our contracts, primarily in our Defense, Energy & Environment, and Infrastructure business units. We have contracts with the U.S. government that contain provisions requiring compliance with the U.S. Federal Acquisition Regulations and the U.S. Cost Accounting Standards. The allowable costs we charge to those contracts are subject to adjustment upon audit and negotiation by various agencies of the U.S. government. Audits and negotiations of indirect costs are substantially complete through 2000. Audits of 2001 indirect costs are in progress. We are also in the process of preparing cost impact statements for 1999 through 2003, as required under the U.S. Cost Accounting Standards. The cost impact statements are subject to audit and negotiation. We have also prepared and submitted to the U.S. government cost impact statements for 1989 through 1998 for which we believe no adjustments are necessary. We believe that the results of the indirect cost audits and negotiations and the cost impact statements will not result in a material change to our financial position, results of operations or cash flows.

Pension and post-retirement benefit plans include certain plans for which we assumed sponsorship through (1) the acquisition by BNFL and us of the Westinghouse Businesses and (2) our acquisition of RE&C. We assumed sponsorship of contributory defined benefit pension plans that cover employees of the Westinghouse Businesses. We make actuarially computed contributions as necessary to adequately fund benefits for these plans. We are also the sponsors of an unfunded plan to provide health care benefits for employees of Old MK who retired before July 2, 1993, including their surviving spouses and dependent children. Employees who retired from Old MK after July 1, 1993 are not eligible for subsidized post-retirement health care benefits. We also provide benefits under company-sponsored retiree health care and life insurance plans for substantially all employees of the Westinghouse Businesses. The retiree health care plans require retiree contributions and contain other cost-sharing features. The retiree life insurance plan provides basic coverage on a noncontributory basis.

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) is presented because it is a measure commonly used in financial analysis in credit and equity markets to evaluate operating liquidity. In addition, management includes it in the various performance measures that it routinely produces and analyzes as a measure of liquidity. EBITDA is not a measure of operating performance computed in accordance with GAAP, and should not be considered as a substitute for earnings from operations, net income or loss, cash flows from operating activities or other statements of operations or cash flow data prepared in conformity with GAAP, or as a GAAP measure of profitability or liquidity. In addition, EBITDA may not be comparable to similarly titled measures of other companies.

Components of EBITDA are presented below:

	Three months ended		Six months ended
(In millions)	July 2, 2004	July 4, 2003	July 2, 2004	July 4, 2003
Net income	$13.3	$14.3	$26.3	$27.1
Taxes	10.7	15.7	22.8	28.5
Interest expense	3.6	6.5	8.0	13.4
Depreciation and amortization (a)	4.3	8.0	8.5	17.3
Total	$31.9	$44.5	$65.6	$86.3

 (a)       Depreciation and amortization includes $2.7 million and $6.8 million for the three and six months ended July 4, 2003, respectively, of depreciation on equipment used on a dam and hydropower project in the Philippines. Due to the completion of the project and the majority of the equipment being sold prior to 2004, there is no comparable depreciation for the three and six months ended July 2, 2004.

RECONCILIATION OF EBITDA TO NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES

We believe that net cash provided (used) by operating activities is the financial measure calculated and presented in accordance with GAAP that is most directly comparable to EBITDA. The following table reconciles EBITDA to net cash provided (used) by operating activities for each of the periods for which EBITDA is presented.

	Three months ended		Six months ended
(In millions)	July 2, 2004	July 4, 2003	July 2, 2004	July 4, 2003
EBITDA	$31.9	$44.5	$65.6	$86.3
Tax expense	(10.7)	(15.7)	(22.8)	(28.5)
Interest expense	(3.6)	(6.5)	(8.0)	(13.4)
Reorganization items	(1.2)	3.7	(1.2)	3.7
Cash paid for reorganization items	(.6)	(3.8)	(1.2)	(6.3)
Amortization of financing fees	.8	3.0	1.5	6.1
Non-cash income tax expense	9.5	15.0	20.3	26.1
Minority interest in net income of consolidated subsidiaries	2.5	5.5	7.1	9.4
Equity in income of unconsolidated affiliates, less dividends received	(6.6)	(6.4)	(16.9)	(14.6)
Gain on sale of assets, net	—	(5.1)	(.6)	(5.5)
Changes in operating assets and liabilities and other	3.7	31.0	(61.5)	(45.8)
Net cash provided (used) by operating activities	$25.7	$65.2	$(17.7)	$17.5
Net cash used by operating activities for the six months ended July 2, 2004	$(17.7)
Less: Net cash used by operating activities for the three months ended April 2, 2004	43.4
Net cash provided by operating activities for the three months ended July 2, 2004	$25.7
Net cash provided by operating activities for the six months ended July 4, 2003		$17.5
Less: Net cash used by operating activities for the three months ended April 4, 2003		47.7
Net cash provided by operating activities for the three months ended July 4, 2003		$65.2

BUSINESS UNIT NEW WORK AND BACKLOG

New work, which represents additions to backlog for the period, is presented below for each business unit:

NEW WORK

	Three months ended		Six months ended
(In millions)	July 2, 2004	July 4, 2003	July 2, 2004	July 4, 2003
Power	$57.1	$78.9	$142.5	$438.7
Infrastructure	433.9	368.2	718.2	400.9
Mining	12.4	118.1	26.2	145.3
Industrial/Process	121.0	81.2	285.5	210.7
Defense	181.2	118.4	294.1	225.5
Energy & Environment	78.0	99.3	203.1	193.5
Other	(1.1)	(2.0)	(4.7)	12.7
Total new work	$882.5	$862.1	$1,664.9	$1,627.3

In the three and six months ended July 4, 2003, new work awarded to the Technology Center, a business sold in April, 2003, totaled $0.5 million and $18.0 million, respectively.

Backlog at July 2, 2004, April 2, 2004, and January 2, 2004 for each business unit is presented below:

BACKLOG

(In millions)	July 2, 2004	April 2, 2004	January 2, 2004
Power	$342.0	$431.8	$496.7
Infrastructure	1,294.3	1,060.0	1,053.5
Mining	398.2	418.2	435.2
Industrial/Process	349.6	328.0	254.4
Defense	694.9	632.3	641.6
Energy & Environment	452.0	469.8	441.1
Total backlog	$3,531.0	$3,340.1	$3,322.5

New work and backlog

During the three months ended July 2, 2004, we recorded $882.5 million of new work awards, $190.9 million more than revenue and equity in income earnings of unconsolidated affiliates. Backlog on government contracts includes only two years’ worth of the portions of such contracts that are currently funded or which management is highly confident will be funded. The reported backlog at July 2, 2004 excludes approximately $1,735.4 million of government contracts in progress for work to be performed beyond the second quarter of 2006. This amount reflects an increase during the second quarter of 2004 from contract modifications to include the entire operating phase of two chemical demilitarization projects. Our backlog, at July 2, 2004, consisted of approximately 54% cost-type and 46% fixed-price contracts, compared to 58% cost-type and 42% fixed-price contracts at January 2, 2004.

The Power business unit’s new work awards during the three months ended July 2, 2004 totaled $57.1 million, of which $25.7 million was derived from new generation projects, including $24.4 million from task orders in the Middle East. Modification services generated $13.8 million in new work and $17.6 million was derived from engineering services. The Infrastructure business unit recorded $433.9 million in new work, which included $83.4 million from task orders in the Middle East, $300.2 million to design and build a six mile light rail extension in Los Angeles and $50.3 million from new engineering, operations and maintenance and other contracts. The Mining business unit recorded $12.4 million from new work, primarily consisting of additions to existing contracts. The Industrial/Process business unit recorded $121.0 million in new work awards, which included a $53.2 million food and beverage contract. During the second quarter of 2004, the Defense business unit recorded new work of $181.2 million, consisting primarily of threat reduction projects. The Energy & Environment business unit recorded $78.0 million of new work awards during the second quarter, including $26.7 million on energy projects, $40.9 million of new work related to U.S. Department of Energy (“DOE”) management contracts and $10.4 million of new work in commercial operations.

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the three and six months ended July 2, 2004 and July 4, 2003, and is included solely to facilitate our analysis and discussion of results of operations.

	Three months ended		Six months ended
(In millions)	July 2, 2004	July 4, 2003	July 2, 2004	July 4, 2003
Backlog
Beginning backlog	$3,340.1	$2,785.2	$3,322.5	$2,755.1
New work	882.5	862.1	1,664.9	1,627.3
Adjustments	—	(22.7)	—	(91.5)
Revenue and equity in income of unconsolidated affiliates	(691.6)	(641.2)	(1,456.4)	(1,307.5)
Ending backlog	$3,531.0	$2,983.4	$3,531.0	$2,983.4

Total revenue	$684.5	$634.7	$1,438.6	$1,292.2
Gross profit	37.7	47.7	75.1	85.2
Equity in income of unconsolidated affiliates	7.1	6.5	17.8	15.3
General and administrative expenses	(15.7)	(13.0)	(29.7)	(23.1)
Other operating income	—	4.6	—	4.6
Operating income	29.1	45.8	63.2	82.0
Interest income	.6	.5	1.2	.8
Interest expense	(3.6)	(6.5)	(8.0)	(13.4)
Other expense, net	(.8)	(.6)	(1.3)	(.7)
Income before reorganization items, income taxes and minority interests	25.3	39.2	55.1	68.7
Reorganization items	1.2	(3.7)	1.2	(3.7)
Income tax expense	(10.7)	(15.7)	(22.8)	(28.5)
Minority interests in income of consolidated subsidiaries	(2.5)	(5.5)	(7.2)	(9.4)
Net income	$13.3	$14.3	$26.3	$27.1

THREE AND SIX MONTHS ENDED JULY 2, 2004 COMPARED TO THREE AND SIX MONTHS ENDED JULY 4, 2003

Revenue and operating income

Revenue for the three and six months ended July 2, 2004 increased $49.8 million and $146.4 million, or 8% and 11%, respectively, from the comparable periods of 2003.  The increase was principally due to substantial infrastructure and power work performed under task orders with the USACOE in the Middle East, and revenue from new domestic power contracts and new threat reduction contracts, primarily in the former Soviet Union.  The increases in revenue were partially offset by an anticipated decline in revenue due to the completion of certain major contracts in the Power, Infrastructure, and Defense business units.

Operating income for the three and six months ended July 2, 2004 declined $16.7 million and $18.8 million, respectively, over the comparable periods of 2003 due to the completion of certain major projects in the Power, Infrastructure and Defense business units (which collectively generated operating income of $24.6 million and $42.7 million, respectively, for the three and six months ended July 4, 2003), the recognition of favorable contract incentives, claim settlements and contract renegotiations in 2003, and a $5.0 million charge in the first quarter of 2004 for estimated cost overruns on an Infrastructure project.  In addition, operating income was impacted by an increase in general and administrative expenses in 2004 primarily due to costs associated with complying with the Sarbanes-Oxley Act as well as increased business development activities.  These reductions in operating income were partially offset by an increase in earnings from task order work in the Middle East, earnings from new power and threat reduction contracts and improved performance on a large DOE management services contract and other chemical demilitarization projects. Operating income for the three and six months ended July 2, 2004 included claim settlements of $0.4 million, and $3.2 million, respectively, compared to $8.3 million and $21.4 million, respectively, for the comparable periods of 2003.

Revenue from task orders in the Middle East during the second quarter of 2004 decreased to $117.5 million from $214.8 million in the first quarter of 2004, as a result of a substantial completion of a large task order and a slow down in the letting of new task orders.  Operating income of $10.9 million from the Middle East work in the second quarter of 2004 declined from $11.7 million in the first quarter of 2004. The increased margin percentage in the second quarter of 2004 is the result of favorable contract closeouts on fixed-price task orders and adjustments to recoveries for general and administrative expenses.  We are unable to predict with certainty, the timing and level of future task orders to be awarded, which may cause future results to vary materially from our current results from Middle East task orders.  In addition, the diversification of our business may cause margins to vary between periods due to the inherent risks and rewards on fixed-price contracts causing unplanned gains and losses on contracts.  Operating results may also vary between periods due to changes in the mix and timing of contracts executed by us, which contain various risk and profit profiles and are subject to uncertainties in the estimation process.

For a more detailed discussion of our revenue and operating income, see “Business Unit Results,” later in this Management’s Discussion and Analysis.

Equity in income of unconsolidated affiliates

Equity in income of unconsolidated affiliates for the three and six months ended July 2, 2004 increased $.6 million and $2.5 million, respectively, from the comparable periods of 2003, principally due to a reduction in operating expenses and favorable exchange rates affecting our MIBRAG mbH mining venture in Germany.

General and administrative expenses

General and administrative expenses for the three and six months ended July 2, 2004 increased $2.7 million and $6.6 million, respectively, from the comparable periods of 2003 principally due to the costs associated with complying with the Sarbanes-Oxley Act and an increase in business development activities. General and administrative expenses represent executive and administrative costs not related to operations of our business units.

Other operating income

During the three and six months ended July 4, 2003, we recognized a gain of $4.6 million from the April 2003 sale of the Technology Center.

Interest expense

Interest expense for the three and six months ended July 2, 2004 declined $2.9 million and $5.4 million, respectively, from the comparable periods of 2003 due to improved terms of our New Credit Facility entered into in October 2003, as compared to the prior Credit Facility.  On March 19, 2004, we amended the New Credit Facility to include more favorable terms further reducing interest expense during the second quarter of 2004.  On August 5, 2004, we again amended the New Credit Facility to provide more favorable terms over the remaining life of the agreement. Interest expense for the year ended December 31, 2004 is anticipated to be approximately $15 million to $16 million.

Reorganization items

Reorganization items of $1.2 million for the three and six months ended July 2, 2004 consist of a reduction in estimated professional expenses to settle outstanding claims from our bankruptcy.  During the three and six months ended July 4, 2003, we recognized a charge of $3.7 million as a result of estimated additional professional fees and expenses to be incurred by the unsecured creditors’ committee to settle outstanding claims.

Income tax expense

The components of the effective tax rate for the various periods are shown in the table below:

	Three months ended		Six months ended
	July 2, 2004	July 4, 2003	July 2, 2004	July 4, 2003
Federal tax	35.0%	35.0%	35.0%	35.0%
State tax	3.6	3.0	3.3	3.9
Nondeductible items	1.7	5.8	1.8	4.4
Foreign tax	.2	.4	.4	.6
Effective tax rate	40.5%	44.2%	40.5%	43.9%

The effective tax rate for the three and six months ended July 2, 2004 decreased from the effective tax rate for the comparable periods of 2003 primarily due to a decrease in estimated nondeductible reorganization expenses during 2004.

Minority interests

Minority interests in income of consolidated subsidiaries for the three and six months ended July 2, 2004 declined by $3.0 million and $2.2 million, respectively, from the comparable periods in 2003. The majority of our minority interests relates to BNFL’s 40% ownership of the Westinghouse Businesses which are included in the Energy & Environment business unit. Increases or decreases in income of our majority-owned subsidiaries result in a corresponding increase or decrease in the minority interest share of income from those operations.

BUSINESS UNIT RESULTS

	Three months ended		Six months ended
(In millions)	July 2, 2004	July 4, 2003	July 2, 2004	July 4, 2003
Revenue
Power	$146.9	$125.2	$297.1	$301.4
Infrastructure	199.4	145.1	477.0	268.8
Mining	25.6	21.4	46.0	35.9
Industrial/Process	99.2	114.0	190.0	226.0
Defense	118.6	124.9	240.8	256.1
Energy & Environment	95.9	105.4	192.4	199.2
Intersegment and other	(1.1)	(1.3)	(4.7)	4.8
Total revenue	$684.5	$634.7	$1,438.6	$1,292.2

	Three months ended		Six months ended
	July 2, 2004	July 4, 2003	July 2, 2004	July 4, 2003
Operating Income
Power	$5.7	$15.8	$14.0	$23.3
Infrastructure	6.3	4.3	12.3	11.6
Mining	9.4	7.4	20.4	15.8
Industrial/Process	1.5	1.6	3.2	2.9
Defense	9.2	12.7	17.8	26.4
Energy & Environment	14.4	19.3	31.5	28.8
Intersegment and other unallocated operating costs	(1.7)	(2.3)	(6.3)	(3.7)
Total segment operating income	44.8	58.8	92.9	105.1
General and administrative expenses, corporate	(15.7)	(13.0)	(29.7)	(23.1)
Total operating income	$29.1	$45.8	63.2	$82.0

Power

Revenue for the three and six months ended July 2, 2004 increased $21.7 million and declined $4.3 million, or 17% and (1%), respectively, from the comparable periods in 2003.  The increase in revenue for the second quarter was due to revenue from the Middle East, the start-up of a new generation power project in Wisconsin, a nuclear steam generator replacement project in South Carolina and revenue on other new projects.  The increase in revenue was partially offset by a decline in revenue from the winding down and completion of two new generation power projects in Massachusetts of $37.0 million, a plant modification project in Michigan, and a steam generator replacement project in Maryland.  In addition to the foregoing, revenue for the six months ended July 2, 2004 declined from the comparable period of 2003 due to a $102.2 million decrease in revenue resulting from the completion of the two new power projects in Massachusetts.  Revenue from work performed in Iraq totaled $29.5 and $75.5 million, respectively, for the three and six months ended July 2, 2004.

Operating income for the three and six months ended July 2, 2004 declined $10.1 million and $9.3 million, respectively, from the comparable periods in 2003.  The decline in operating income was primarily due to the winding down and completion of certain projects, including the steam generator replacement project in Maryland, completed in the second quarter of 2003 which generated earnings of $9.7 million and $13.5 million, respectively, for the three and six months ended July 4, 2003.  The decline in operating income was partially offset by earnings on the new generation power project in Wisconsin, and earnings from power projects performed in Iraq that totaled $1.3 million and $3.9 million, respectively, for the three and six months ended July 2, 2004.

Infrastructure

Revenue for the three and six months ended July 2, 2004 increased $54.3 million and $208.2 million, or 37% and 77%, respectively, from the comparable periods in 2003.  The increase was primarily due to revenue from the task order contracts with the USACOE in the Middle East, totaling $88.0 million and $256.8 million for current quarter and six months and revenue from two new large highway projects in Nevada and California. Revenue for the three and six months ended July 4, 2003 included $43.6 million and $96.0 million, respectively, from principally domestic projects that were substantially completed in 2003.

Operating income for the three and six months ended July 2, 2004 increased $2.0 million and $0.7 million, respectively, from the comparable periods in 2003.  Operating income for the current quarter and six months included $9.6 million and $18.7 million, respectively, of contribution from the USACOE task orders in the Middle East. The higher margin in the current quarter is the result of favorable contract closeouts on fixed-price task orders and adjustments to recoveries for general and administrative expenses.  Additionally, a $5.0 million charge was recorded for estimated cost overruns on a project in the first quarter of 2004. Operating income for the three and six months ended July 4, 2003 included $8.1 million and $16.7 million, respectively, of earnings from projects that were substantially completed in 2003.  In addition, operating income for the six months ended July 4, 2003 included $5.1 million from the favorable resolution of three project claims, the recovery of an additional claim of $2.8 million from a customer’s insurance policy on a closed contract, and was partially offset by the recognition of $3.4 million of losses on a rail project in California.

Due to the dynamic nature of the work we have performed in the Middle East under cost reimbursable contracts with the U.S. government, as is the case with all contractors, costs incurred on these contracts are subject to review and audit by the U.S. government.  Based on all currently available information, we believe we have established adequate reserves for estimated unallowable, non-recoverable, or disputed costs incurred to date.

During the second quarter of 2004, revenue and operating income from the USACOE task orders declined from the first quarter of 2004 principally due to the substantial completion of a large task order and the slower pace of awarding new task orders by the USACOE.  We are unable to predict with certainty, the timing, probability and level of new work to be awarded by the USACOE which may cause future results to vary materially from our current results from these task orders.

Mining

Revenue for the three and six months ended July 2, 2004 increased $4.2 million and $10.1 million, or 20%, and 28%, respectively, from the comparable periods of 2003. The increase resulted primarily from revenue generated from new mining contracts, including a phosphate mine in Canada, a gold mine in Mexico, a copper mine in Nevada and higher coal production in our mining operations in Montana.

Operating income for the three and six months ended July 2, 2004 increased $2.0 million and $4.6 million, respectively, from the comparable periods of 2003 primarily due to earnings from new mining contracts and a reduction in operating expenses and favorable currency exchange rates affecting our MIBRAG mbH mining venture in Germany.

Industrial/Process

Revenue for the three and six months ended July 2, 2004 decreased $14.8 million and $36.0 million, or 13% and 16%, respectively, from the comparable periods of 2003. The decrease was primarily due to the winding down or completion of several automotive and pharmaceutical contracts partially offset by revenue from new food and beverage contracts.  Industrial/Process is continuing to see improvement in the biopharmaceuticals and process markets and in the outsourcing of facilities management, as evidenced by an increase of $74.8 million in new work booked during the first six months of 2004 as comparable to the first six months of 2003.

Operating income for the three and six months ended July 2, 2004 declined $.1 million and increased $.3 million, respectively, from the comparable periods of 2003.  Restructuring efforts in 2003 resulted in lower operating costs in 2004, which were offset by the earnings impact associated with lower revenue.  Earnings in 2004 were favorably impacted by new contracts in the food and beverage and facilities management markets.  Operating income included $2.5 million in claim settlements for the six months ended July 2, 2004. Operating income included $2.6 million of favorable contract closeouts and other settlements for the six months ended July 4, 2003.

Defense

Revenue for the three and six months ended July 2, 2004 declined $6.3 million and $15.3 million, or 5% and 6%, respectively, from the comparable periods in 2003. Revenue declined by $18.6 million during the second quarter of 2004 and $43.0 million for the six months ended July 2, 2004, as a result of the closure activities on a chemical demilitarization contract completed in 2003, and $5.6 million in the second quarter of 2003 due to the favorable settlement on a construction project.  The decline in revenue was partially offset by an increase in revenue, primarily attributable to increases in scope of work on threat reduction contracts in the former Soviet Union and other chemical demilitarization contracts.

Operating income for the three and six months ended July 2, 2004 declined $3.5 million and $8.6 million, respectively, from the comparable periods of 2003, principally due to favorable claim settlements on construction projects of $5.6 million and $13.6 million, respectively, in the comparable periods of 2003.  Ongoing threat reduction work resulted in an increase in earnings in the first and second quarters of 2004 from base and award fees on chemical demilitarization contracts.  In addition, operating income was affected favorably by increased activity and improved performance on threat reduction contracts in the former Soviet Union.

Energy & Environment

Revenue for the three and six months ended July 2, 2004 declined $9.5 million and $6.8 million, or 9% and 3%, respectively, from the comparable periods in 2003.  The decline is primarily due to the winding down of a large design-build project that contributed revenue of $9.6 million and $32.7 million, respectively, for the three and six months ended July 4, 2003.  The decline in revenue for the six months ended July 2, 2004 was offset, partially, by improved performance on a large DOE management services contract and the results from a new decontamination and demolition contract, together totaling $30.7 million.

Operating income for the three and six months ended July 2, 2004 declined $4.9 million and increased $2.7 million, respectively, from the comparable periods in 2003.  Operating income declined from the second quarter of 2004 due to the renegotiation of a DOE management contract in the second quarter of 2003, which resulted in an increase in fees in that period and a $2.0 million provision in the current quarter for contract-related issues.  Operating income increased for the six months ended July 2, 2004 due to improved performance on two large DOE management services contracts. The increase was partially offset by the winding down of a large design-build contract.

Intersegment and other

Intersegment operating loss for the three and six months ended July 2, 2004 included $1.0 million and $2.2 million, respectively, of residual costs from our non-union subsidiary. In addition, $2.6 million of expenses related to our self-insurance program was incurred during the six months ended July 2, 2004.

Intersegment operating loss for the three and six months ended July 4, 2003 included $1.8 million and $3.8 million, respectively, of residual costs from our non-union subsidiary.  Additionally, intersegment operating loss for the three and six months ended July 4, 2003 included a $5.7 million charge resulting from an under accrual of employee benefits related to periods prior to emergence from our reorganization. The operating loss was partially offset by income of $4.6 million from the sale of the Technology Center in April 2003.

FINANCIAL CONDITION AND LIQUIDITY

Liquidity and capital resources

	Six months ended
(In millions)	July 2, 2004	July 4, 2003
Cash and cash equivalents
Beginning of period	$238.8	$171.2
End of period	214.1	202.0

	Six months ended
	July 2, 2004	July 4, 2003
Net cash provided (used) by:
Operating activities	$(17.7)	$17.5
Investing activities	(2.5)	27.8
Financing activities	(4.5)	(14.5)

We have three principal sources of liquidity: (1) cash generated by operations; (2) existing cash and cash equivalents; and (3) available capacity under our New Credit Facility. We had cash and cash equivalents of $214.1 million at July 2, 2004, of which $65.8 million were restricted for use on the normal operations of our consolidated joint venture projects or were restricted under our self-insurance programs. At July 2, 2004, we had no borrowings and $141.8 million in face amount of letters of credit outstanding under the New Credit Facility, leaving a borrowing capacity of $208.2 million under the facility. For more information on our financing activities, see “New Credit Facility” below.

For the six months ended July 2, 2004, cash and cash equivalents declined $24.7 million to $214.1 million. This compares to an increase of $30.8 million to $202.0 million during the six months ended July 4, 2003. The discussion below highlights the significant aspects of our cash flow.

Operating activities

In the six months ended July 2, 2004, operating activities used $17.7 million of cash. During the six months, cash was impacted by an increase in working capital of $61.5 million principally due to working capital requirements for USACOE task orders in the Middle East, in both our Infrastructure and Power business units, and incentive compensation payments. Operating earnings generated during the first six months of 2004 partially offset the increase in working capital. The combination of our available net operating loss carryforwards and amortization of tax deductible goodwill resulted in only $4.0 million of our $15.7 million of tax expense being paid in cash during the six months ended July 2, 2004, consisting of state and foreign tax payments.

During the six months ended July 4, 2003, operating activities provided $17.5 million of cash primarily from operating earnings. During those six months, operating cash flow was impacted by a $45.8 million increase in working capital requirements, principally consisting of payments to vendors and subcontractors and the use of advance payments received from clients in previous periods on a variety of projects, primarily in our Power and Infrastructure business units, in addition to incentive compensation payments. We also paid $6.3 million in professional fees in connection with our reorganization and $3.4 million in state and foreign tax payments in the six months ended July 4, 2003.

Investing activities

During the six months ended July 2, 2004, investing activities used $2.5 million of cash, consisting of $16.0 million of equipment acquisitions principally for new work orders in the Infrastructure and Mining business units and $3.5 million of contributions and advances to unconsolidated affiliates offset by $17.0 million of proceeds from the sale of property and equipment, primarily from equipment sales from the dam and hydropower project in the Philippines. We do not expect any additional significant proceeds from the sale of equipment in the balance of the year.

In the six months ended July 4, 2003, investing activities generated $27.8 million in cash. We received $15.1 million in proceeds from equipment sales, of which $10.5 million was related to the sale of equipment from the dam and hydropower project in the Philippines.  Investing activities included $17.7 million received from the April 18, 2003 sale of the Technology Center.  Investing activities for the six months ended July 4, 2003 also included $6.0 million for property and equipment acquisitions.

Financing activities

During the six months ended July 2, 2004, financing activities used $4.5 million of cash, consisting of $7.8 million of distributions to partners in our joint ventures offset by $4.7 million in proceeds from the exercise of stock options and warrants. In March 2004, we paid $1.5 million of financing fees in amending the New Credit Facility. In the six months ended July 4, 2003, financing activities used $14.5 million of cash associated with distributions to partners in joint ventures.

Cash flows for 2004

•                    Income taxes:  During the six months ended July 2, 2004, we paid $3.9 million of state and foreign taxes. Because of the anticipated utilization of tax goodwill amortization of $61 million and the availability of

$77 million of NOL carryovers, we do not expect to pay federal taxes, other than minimal alternative minimum tax, on the first $138 million of 2004 taxable income. Our partners in joint ventures are responsible for their share of the income tax consequences of the joint ventures.

•                    Property and equipment:  To maintain our construction and mining equipment fleet, provide for normal capital expenditures for the other business units, and upgrade our information systems hardware and software, we expect to spend approximately $10 to $15 million during the remainder of 2004.

•                    Pension and post-retirement benefit plans:  During the six months ended July 2, 2004, we have contributed $3.5 million and $1.9 million to our pension and post-retirement plans, respectively. We presently anticipate contributing an additional $4.2 million and $2.0 million to fund our pension and post-retirement plans, respectively, in 2004, for a total of $7.7 million and $3.9 million, respectively.

•                    Stock options and warrants:  On July 2, 2004, we had outstanding approximately 8.4 million warrants to purchase shares of our common stock. These warrants will expire in January 2006. Additionally, we have issued common stock options that are currently exercisable. At July 2, 2004, the market price of our common stock exceeded the exercise price of 8.4 million warrants and 5.0 million currently exercisable options. If the warrants or options are exercised, we would receive proceeds to the extent of the exercise price of the warrants or options. For a complete discussion of these, see Note 16, “Capital Stock, Stock Purchase Warrants and Stock Compensation Plans” of the Notes to Consolidated Financial Statements in Item 8 of our 2003 Annual Report.

•                    MIBRAG mbH:  During the first quarter of 2003, MIBRAG mbH, our German mining venture that operates lignite coal mines and power plants in Germany, reached an agreement with one of its customers to contribute to a retrofit of the customer’s power plant because the quality of the coal MIBRAG mbH is delivering had fallen below specifications in the coal supply contract. MIBRAG mbH has agreed to contribute 45 million euros toward the retrofit, of which 21 million euros were paid in 2003, 14 million euros were paid in the first quarter of 2004 and 10 million euros are expected to be paid in 2005. The coal supply contract was assumed by MIBRAG mbH in a privatization transaction in 1994. MIBRAG mbH believes the German government guaranteed that the coal quality was sufficient to fulfill the terms of the contract assumed. Discussions are ongoing with government representatives regarding potential contributions from the government to reduce the contribution of MIBRAG mbH to the retrofit. MIBRAG mbH will amortize the cost over the remaining 17 years of the coal supply contract. In addition, higher coal sales have required a review of the timing of capital expenditures, and some acceleration of expenditures may be required to meet commitments. The combination of these two issues may limit cash distributions from MIBRAG mbH to us over the next year or two.

New Credit Facility

The New Credit Facility provides for up to $350 million in the aggregate of loans and other financial accommodations allocated pro rata between two facilities as follows:  a Tranche A facility in the amount of $115 million and a Tranche B facility in the amount of $235 million. On March 19, 2004, we negotiated more favorable terms of the Tranche B facility under the New Credit Facility. As amended, the schedule termination dates for Tranche A and Tranche B are October 9, 2007 and March 19, 2008, respectively. The borrowing rate for Tranche A is the greater of LIBOR or 2%, plus an additional margin of 3.50%. The borrowing rate for Tranche B is LIBOR, plus an additional margin of 3.50%. As of July 2, 2004, the effective borrowing rate was 5.50% for Tranche A and 4.86% for Tranche B. The New Credit Facility also provides for other fees, including commitment and letter of credit fees, normal and customary for such credit agreement. The New Credit Facility contains financial covenants requiring the maintenance of specified financial and operating ratios, and specified events of default that are typical for a credit facility of this size, type and tenor. While not as restrictive as the old Senior Secured Revolving Credit Facility, the New Credit Facility also contains affirmative and negative covenants that continue to limit our ability and the ability of some of our subsidiaries to incur debt or liens, provide guarantees, make investments and pay dividends. At July 2, 2004, $141.8 million of letters of credit were issued and outstanding, and no borrowings were outstanding, leaving a borrowing capacity of $158.2 million under the New Credit Facility. The New Credit Facility is secured by substantially all of the assets of Washington Group and its wholly owned domestic subsidiaries.

On August 5, 2004, we again amended the New Credit Facility to provide more favorable terms over the remaining life of the facility.  As amended, the scheduled termination dates for Tranche A and Tranche B are October 9, 2007 and August 5, 2008, respectively.  Under the new amendment the borrowing rate for Tranche A is unchanged.  The borrowing rate for Tranche B is LIBOR, plus an additional margin of 2.50%.

Guarantees

We have guaranteed the indemnity obligations of the Westinghouse Businesses relating to the sale of EMD to Curtiss-Wright Corporation for the potential occurrence of specified events, including breaches of representations and warranties and failure to perform certain covenants or agreements. Generally the indemnifications provisions expire October 2005 and are capped at $20 million. In addition, the indemnity provisions relating to environmental conditions obligate the Westinghouse Businesses to pay Curtis-Wright Corporation up to a maximum of $3.5 million for environmental losses it incurs over $5 million. The Westinghouse Businesses are also responsible for environmental losses that exceed $1.3 million related to a specified parcel of the sold property. If the Westinghouse Businesses are unable to perform their indemnity obligations, BNFL has agreed to indemnify us for 40% of losses we incur as a result of our guarantee. We believe that the indemnification provisions will not have a material adverse effect on our financial position, results of operations or cash flows.

Financial condition and liquidity

We expect to use cash to, among other things, satisfy contractual obligations, fund working capital requirements and make capital expenditures.

We believe that our cash flows from operations, existing cash and cash equivalents and available capacity under our revolving credit facility will be sufficient to meet our reasonably foreseeable liquidity needs.

During the three and six months ended July 2, 2004, there were no material changes in contractual obligations and other commercial commitments from such obligations and commitments as of January 2, 2004. See “Contracted Obligations” under the Financial Condition and Liquidity section of Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended January 2, 2004.

We have a long-term incentive program (“LTIP”) designed to provide long-term incentives to executives to increase stockholder value.  Historically, the LTIP has consisted of nonqualified fixed-price stock options and performance unit awards granted under the Washington Group Equity and Performance Incentive Plan (the “2002 Plan”).  On May 7, 2004, our stockholders approved the Washington Group International Inc. 2004 Equity Incentive Plan (“the 2004 Plan”), which provides for additional shares under the LTIP.  The 2004 Plan allows our board of directors to award various types of rights related to our stock, including options to purchase stock, appreciation rights, restricted stock, and deferred stock. Persons eligible to receive awards under the 2004 Plan include officers, key employees and directors of the company.  The 2004 Plan provides a fixed limit of 2.4 million shares of which no more than 400 thousand may be issued in connection with awards other than stock options.  All stock options issued under the 2004 Plan must have an exercise price equal to or greater than the fair value of our common stock on the date the stock option is granted.  Repricing of stock options is prohibited without stockholder approval.

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

ACCOUNTING STANDARDS

Adoption of recently issued accounting standards

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), which is an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. FIN 46 requires a variable interest entity to be consolidated by a company that is considered to be the primary beneficiary of that variable interest entity. In December 2003, the FASB issued FIN 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46-R”) to address certain FIN 46 implementation issues. We adopted FIN 46-R at the end of the first quarter of 2004. The impact of FIN 46-R on our consolidated financial statements includes:

•                    Special purpose entities. We completed our assessment and determined we have no investment in special purpose entities as defined by FIN 46-R.

•                    Non-special purpose entities. As is common to our industry, we have executed contracts jointly with third parties through partnerships and joint ventures. The adoption of FIN 46-R was not material to our financial position, results of operations or cash flows for non-special purpose entities. The entry into any significant joint venture or partnership agreements in the future that would require consolidation under FIN 46-R, could have a material impact on our future consolidated financial statements.

Recently issued accounting pronouncements

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (2003 Medicare Act) was signed into law.  The 2003 Medicare Act expanded Medicare to include, for the first time, coverage for prescription drugs.  Because of various uncertainties related to our response to the 2003 Medicare Act and the appropriate accounting for this event, we elected to defer financial recognition of this legislation until the FASB issued final accounting guidance.  In May 2004, the FASB issued Staff Position No. 106-2 Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“FSP 106-2”). FSP 106-2 requires us to implement the effect of the 2003 Medicare Act in the third quarter of 2004.  We do not expect the 2003 Medicare Act and the related FASB Staff Position to have a material effect on our results of operations or financial condition.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

Our exposure to market risk for changes in interest rates relates primarily to our short-term investment portfolios and debt obligations. Our short-term investment portfolio consists primarily of highly liquid instruments with maturities of one month or less. Substantially all cash and cash equivalents at July 2, 2004 of $214.1 million were held in short-term investments classified as cash equivalents.

From time to time, we effect borrowings under bank credit facilities or otherwise for general corporate purposes, including working capital requirements and capital expenditures. Borrowings under our New Credit Facility, of which there currently are none, will bear interest at the applicable LIBOR rate, plus an additional margin and, therefore, are subject to fluctuations in interest rates.

Foreign currency risk

We conduct our business in various regions of the world. Some of our operations are, therefore, subject to volatility because of currency fluctuations, inflation changes and changes in political and economic conditions in these countries. We are subject to foreign currency translation and exchange issues, primarily with regard to our mining venture, MIBRAG mbH, in Germany. At July 2, 2004, the cumulative adjustments for translation gains net of related income tax charges, were $23.5 million. While we endeavor to enter into contracts with foreign customers with repayment terms in U.S. currency to mitigate foreign exchange risk, our revenues and expenses are sometimes denominated in local currencies, and our results of operations may be affected adversely as currency fluctuations affect our pricing and operating costs or those of our competitors. We engage from time to time in hedging operations, including forward foreign exchange contracts, to reduce the exposure of our cash flows to fluctuations in foreign currency rates. We do not engage in hedging for speculative investment reasons. We can give no assurance that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of our Disclosure Controls and disclosure of changes to Internal Control over Financial Reporting.

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or furnish under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms. As of the date of the financial statements, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective.

CEO and CFO certificates

Attached as Exhibits 31.1 and 31.2 to this report on Form 10-Q are two certifications, one by the CEO and one by the CFO. They are required in accordance with Rule 13a-14 of the Exchange Act. This Item 4, Controls and Procedures, includes the information concerning the controls evaluation referred to in the certifications and should be read in conjunction with the certifications.

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

Internal control over financial reporting

Our Disclosure Controls include components of our internal control over financial reporting, which consists of procedures that are designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements in accordance with generally accepted accounting principles.

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

Scope of evaluation of Disclosure Controls

The evaluation of our Disclosure Controls performed by our CEO and CFO included obtaining an understanding of the design and objectives of the controls, the implementation of those controls and the results of the controls on this report on Form 10-Q. We have established a Disclosure Committee whose duty is to perform procedures to evaluate the Disclosure Controls and provide the CEO and CFO with the results of their evaluation as part of the information considered by the CEO and CFO in their evaluation of Disclosure Controls. In the course of the evaluation of Disclosure Controls, we reviewed the controls that are in place to record, process, summarize and report, on a timely basis, matters that require disclosure in our reports filed or furnished under the Exchange Act. We also considered the adequacy of the items disclosed in this report on Form 10-Q.

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

Previously, we had determined that all of the asbestos claims relating to Old MK are fully insured and most, but potentially not all, of the asbestos claims relating to RE&C are fully insured. The potentially uninsured asbestos claims relate to a company acquired by RE&C in 1986. We recently reviewed the 1986 stock purchase agreement pursuant to which RE&C had acquired that company, and have recently obtained and reviewed the insurance policies obtained by the prior owners of the company. Based on these reviews, we believe we are entitled to the benefit of the insurance coverage obtained by the prior owners. We have tendered the claims related to the acquired company to such insurance carriers, but we do not yet know if the carriers will accept the claims.

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

We also incorporate by reference the information regarding legal proceedings set forth under the caption “Other” in Note 12, “Contingencies and Commitments” of the Notes to Condensed Consolidated Financial Statements in Item 1 of this report.

Our reorganization case is “In re Washington Group International, Inc. and Related Cases, Docket No. BK-N 01-31627-GWZ, in the U.S. Bankruptcy Court for the District of Nevada.

The litigation related to the Old MK 401(k) Plan discussed under the caption “Other” in Note 12, “Contingencies and Commitments” of the Notes to Consolidated Financial Statements in Item 1 of this report refers to John B. Blyler, et al., v. William J. Agee, et al., Case No. CIV97-0332-S-BLW, in the U.S. District Court for the District of Idaho.

The litigation brought by the Authority of the City of New York discussed under the caption “Other” in Note 12, “Contingencies and Commitments” of the Notes to Consolidated Financial Statements in Item 1 of this report refers to Trataros Construction, Inc. et al. v. The New York City School Construction Authority et al., Index No. 20213/01, in the Supreme Court of the State of New York, County of Kings.

The qui tam lawsuit discussed under the caption “Other” in Note 12, “Contingencies and Commitments” of the Notes to Consolidate Financial Statements in Item 1 of this report refers to United States ex. rel. Lovelace et. al. v. Washington Group International, Inc., Case No. 00-CV-61 EA(M) in the United States District Court for the Northern District of Oklahoma.

II-1

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)                                  The annual meeting of the Corporation’s stockholders was held on May 7, 2004.

(b)                                 At the annual meeting, stockholders of record on March 12, 2004, were entitled to vote 25,162,667 shares of common stock.  A total of 23,885,669 shares were represented at the meeting.  The results of voting at the annual meeting are summarized below:

(1)          Proposal to approve an amendment to the Corporation’s Certificate of Incorporation to eliminate the classified Board:

For	23,484,404
Against	351,283
Abstain	49,892
Broker Non-Vote	0

(2)          Nominees for terms of office to continue until the annual meeting of stockholders in 2005:

	For	Withheld
Stephen G. Hanks	23,832,456	53,213
Michael P. Monaco	23,371,668	514,001
Cordell Reed	23,184,638	701,031
Bettina M. Whyte	23,371,613	514,056

(3)          Ratification of the appointment of Deloitte & Touche LLP as independent auditor of the Corporation:

For	23,191,094
Against	645,457
Abstain	49,118
Broker Non-Vote	0

(4)          Proposal to approve the Corporation’s 2004 Equity Incentive Plan:

For	15,514,106
Against	4,618,865
Abstain	212,244
Broker Non-Vote	3,540,454

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits

The Exhibits to this quarterly report on Form 10-Q are listed in the Exhibit Index contained elsewhere in this quarterly report.

(b)         Reports on Form 8-K

On May 12, 2004, we filed a current report on Form 8-K detailing Washington Group International’s financial results for the 1st quarter of 2004.

II-2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASHINGTON GROUP INTERNATIONAL, INC.

/s/ George H. Juetten
George H. Juetten
Executive Vice President and Chief Financial Officer, in his respective capacities as such

Date: August 10, 2004

WASHINGTON GROUP INTERNATIONAL, INC.

EXHIBIT INDEX

Copies of exhibits will be provided upon request at a fee of $.25 per page requested.

Exhibit Number	Exhibit Description

10.1*#	Washington Group International, Inc. 2004 Equity Incentive Plan effective as of May 7, 2004.

10.2*

Amendment No. 2, dated as of July 22, 2004, to the Amended and Restated Credit Agreement of October 9, 2003, as amended by Amendment No. 1 dated as of March 19, 2004, among Washington Group International, Inc., the lenders and issuers party thereto, and Credit Suisse First Boston, as administrative agent for the Lenders and Issuers thereunder.

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

†                  Furnished herewith

E-1