Form 10-Q
period 2004-10-01
WASHINGTON GROUP INTERNATIONAL INC
filed 2004-11-10
CIK 906469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended

October 1, 2004

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

☒  Yes     ☐  No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

☒  Yes     ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

☒  Yes     ☐  No

At October 29, 2004, 25,469,005 shares of the registrant’s $.01 par value common stock were outstanding.

WASHINGTON GROUP INTERNATIONAL, INC.

Quarterly Report on Form 10-Q for the

Quarterly Period Ended October 1, 2004

TABLE OF CONTENTS

Note Regarding Forward-Looking Information

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Statements of Income for the three and nine months ended October 1, 2004 and October 3, 2003

Condensed Consolidated Balance Sheets at October 1, 2004 and January 2, 2004

Condensed Consolidated Statements of Cash Flows for the nine months ended October 1, 2004 and October 3, 2003

Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended October 1, 2004 and October 3, 2003

Notes to Condensed Consolidated Financial Statements

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

Forward-looking statements are only predictions. The forward-looking statements in this report are subject to risks and uncertainties, including, among others, the risks and uncertainties identified in this report and other operational, business, industry, market, legal and regulatory developments, which could cause actual events or results to differ materially from those expressed or implied by the forward-looking statements. Important factors that could prevent us from achieving the expectations expressed include, but are not limited to, our failure to:

•                  Manage and avoid delays or cost overruns in existing and future contracts

•                  Maintain relationships with key customers, partners and suppliers

•                  Successfully bid for, and enter into, new contracts on satisfactory terms

•                  Successfully manage and negotiate change orders and claims with respect to existing and future contracts

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WASHINGTON GROUP INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(UNAUDITED)

	Three months ended		Nine months ended
	October 1, 2004	October 3, 2003	October 1, 2004	October 3, 2003
Revenue	$715,314	$588,051	$2,153,962	$1,880,281
Cost of revenue	(676,300)	(534,258)	(2,039,823)	(1,741,283)
Gross profit	39,014	53,793	114,139	138,998
Equity in income of unconsolidated affiliates	2,583	4,400	20,382	19,668
General and administrative expenses	(12,684)	(14,211)	(42,438)	(37,347)
Other operating income (expense)	—	(3,365)	—	1,240
Operating income	28,913	40,617	92,083	122,559
Interest income	608	426	1,798	1,257
Interest expense	(3,492)	(6,909)	(11,508)	(20,303)
Other income (expense), net	1,636	(711)	367	(1,391)
Income before reorganization items, income taxes and minority interests	27,665	33,423	82,740	102,122
Reorganization items (Note 8)	—	—	1,245	(3,700)
Income tax expense	(11,204)	(12,845)	(34,014)	(41,355)
Minority interests in income of consolidated subsidiaries	(4,204)	(7,819)	(11,368)	(17,240)
Net income	$12,257	$12,759	$38,603	$39,827
Net income per share:
Basic	$.48	$.51	$1.53	$1.59
Diluted	$.45	$.51	$1.41	$1.59
Common shares outstanding:
Basic	25,312	25,001	25,221	25,000
Diluted	27,256	25,243	27,316	25,109

The accompanying notes are an integral part of the condensed consolidated financial statements.

WASHINGTON GROUP INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(UNAUDITED)

	October 1, 2004	January 2, 2004
ASSETS
Current assets
Cash and cash equivalents	$234,306	$238,835
Accounts receivable, including retentions of $14,445 and $13,663, respectively	259,745	248,456
Unbilled receivables	253,177	142,250
Investments in and advances to construction joint ventures	31,718	26,346
Deferred income taxes	90,323	89,320
Other	41,753	43,804
Total current assets	911,022	789,011
Investments and other assets
Investments in unconsolidated affiliates	168,576	145,144
Goodwill	341,970	359,903
Deferred income taxes	41,524	26,644
Other assets	20,278	18,928
Total investments and other assets	572,348	550,619
Property and equipment
Construction equipment	80,223	94,234
Other equipment and fixtures	30,742	28,500
Buildings and improvements	11,293	10,212
Land and improvements	2,491	2,491
Total property and equipment	124,749	135,437
Less accumulated depreciation	(54,668)	(64,544)
Property and equipment, net	70,081	70,893
Total assets	$1,553,451	$1,410,523

The accompanying notes are an integral part of the condensed consolidated financial statements.

	October 1, 2004	January 2, 2004
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and subcontracts payable, including retentions of $20,695 and $21,184, respectively	$205,698	$176,300
Billings in excess of cost and estimated earnings on uncompleted contracts	200,396	170,182
Accrued salaries, wages and benefits, including compensated absences of $50,572 and $45,765, respectively	140,427	131,216
Other accrued liabilities	65,361	60,708
Total current liabilities	611,882	538,406
Non-current liabilities
Self-insurance reserves	60,738	58,674
Pension and post-retirement benefit obligations	107,802	104,090
Other non-current liabilities	4,279	—
Total non-current liabilities	172,819	162,764
Contingencies and commitments
Minority interests	57,292	48,469
Stockholders’ equity
Preferred stock, par value $.01 per share, 10,000 shares authorized	—	—
Common stock, par value $.01 per share, 100,000 shares authorized; 25,438 and 25,046 shares issued, respectively	254	250
Capital in excess of par value	541,381	528,484
Stock purchase warrants	28,319	28,647
Retained earnings	118,367	79,764
Accumulated other comprehensive income	23,137	23,739
Total stockholders’ equity	711,458	660,884
Total liabilities and stockholders’ equity	$1,553,451	$1,410,523

The accompanying notes are an integral part of the condensed consolidated financial statements.

WASHINGTON GROUP INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Nine months ended
	October 1, 2004	October 3, 2003
Operating activities
Net income	$38,603	$39,827
Reorganization items	(1,245)	3,700
Adjustments to reconcile net income to net cash provided by operating activities:
Cash paid for reorganization items	(1,966)	(7,814)
Depreciation and amortization	12,813	23,852
Amortization of financing fees	2,370	9,075
Non-cash income tax expense	29,457	38,258
Minority interests in income of consolidated subsidiaries	11,368	17,240
Equity in income of unconsolidated affiliates, less dividends received	(19,805)	(19,211)
Gain on sale of assets, net	(733)	(4,445)
Changes in operating assets and liabilities and other	(56,848)	(62,800)
Net cash provided by operating activities	14,014	37,682
Investing activities
Property and equipment acquisitions	(29,260)	(8,998)
Property and equipment disposals	19,035	24,194
Advances to unconsolidated affiliates	(3,757)	—
Proceeds from sale of business	—	17,700
Net cash provided (used) by investing activities	(13,982)	32,896
Financing activities
Payment of financing fees	(3,914)	—
Distributions to minority interests, net	(9,823)	(32,832)
Proceeds from exercise of stock options and warrants	9,176	398
Net cash used by financing activities	(4,561)	(32,434)
Increase (decrease) in cash and cash equivalents	(4,529)	38,144
Cash and cash equivalents at beginning of period	238,835	171,192
Cash and cash equivalents at end of period	$234,306	$209,336
Supplemental disclosure of cash flow information:
Interest paid	$9,738	$11,242
Income taxes paid, net	5,324	4,290

The accompanying notes are an integral part of the condensed consolidated financial statements.

WASHINGTON GROUP INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(UNAUDITED)

	Three months ended		Nine months ended
	October 1, 2004	October 3, 2003	October 1, 2004	October 3, 2003
Net income	$12,257	$12,759	$38,603	$39,827
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	557	1,441	(1,475)	8,422
Unrealized net holding gains on marketable securities of unconsolidated affiliates arising during the period	873	—	873	—
Other comprehensive income (loss), net of tax	1,430	1,441	(602)	8,422
Comprehensive income	$13,687	$14,200	$38,001	$48,429

The accompanying notes are an integral part of the condensed consolidated financial statements.

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

We participate in construction joint ventures, often as sponsor and manager of projects, which are formed for the purpose of bidding, negotiating and completing specific projects. We participate in two incorporated mining ventures: Westmoreland Resources, Inc. (“Westmoreland Resources”), a coal mining company in Montana, and MIBRAG mbH, a company that operates lignite coal mines and power plants in Germany. We also participate in two incorporated government contracting ventures, collectively the Westinghouse Businesses. Our venture partner in the Westinghouse Businesses currently is British Nuclear Services, Inc. (“BNFL”). We hold a 60% economic interest in the Westinghouse Businesses and BNFL holds a 40% economic interest. See Note 14, “Agreement to acquire BNFL’s Interest in Westinghouse Businesses,” regarding our agreement to purchase BNFL’s 40% economic interest.  On July 7, 2000, we purchased from Raytheon Company (“Raytheon”) and Raytheon Engineers & Constructors International, Inc. (“RECI”) the capital stock of the subsidiaries of RECI and specified other assets of RECI, and we assumed specified liabilities of RECI. The businesses that we purchased, hereinafter called “RE&C,” provide design, engineering, procurement, construction, operation, maintenance and other services on a global basis.

On May 14, 2001, due to near-term liquidity problems resulting from our acquisition of RE&C, we filed for protection under Chapter 11 of the U.S. Bankruptcy Code. On December 21, 2001, the bankruptcy court entered an order confirming the Second Amended Joint Plan of Reorganization of Washington Group International, Inc., et. al., as modified (the “Plan of Reorganization”). The Plan of Reorganization became effective and we emerged from bankruptcy protection on January 25, 2002. As of February 1, 2002, we adopted fresh-start reporting pursuant to the guidelines provided by the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. In connection with the adoption of fresh-start reporting, a new entity was created for financial reporting purposes with assets, liabilities and a capital structure having carrying values as of February 1, 2002, based on current fair value. For a more detailed discussion of the RE&C acquisition and the resulting bankruptcy, see Note 3, “Acquisition, Reorganization Case and Fresh-start Reporting,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended January 2, 2004 (the “2003 Annual Report”).

2.              BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. These financial statements include the accounts of Washington Group and all of its majority-owned subsidiaries and certain majority-owned construction joint ventures. Investments in non-consolidated construction joint ventures are accounted for using the equity method on the balance sheet, with our proportionate share of revenue, cost of revenue and gross profit included in the consolidated statements of income. Investments in unconsolidated affiliates are accounted for under the equity method. All significant intercompany transactions and accounts have been eliminated in consolidation.

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

	Three months ended		Nine months ended
	October 1, 2004	October 3, 2003	October 1, 2004	October 3, 2003
Net income as reported	$12,257	$12,759	$38,603	$39,827
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,755)	(3,533)	(4,955)	(10,569)
Add: Compensation cost recognized using intrinsic value method	—	—	784	—
Tax effects	685	1,379	1,628	4,125
Pro forma net income	$11,187	$10,605	$36,060	$33,383
Net income per share
As reported – basic	$.48	$.51	$1.53	$1.59
As reported – diluted	.45	.51	1.41	1.59
Pro forma – basic	.44	.42	1.43	1.34
Pro forma – diluted	.41	.42	1.32	1.33

3.              ADOPTION OF ACCOUNTING STANDARDS

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

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (2003 Medicare Act) was signed into law.  The 2003 Medicare Act expanded Medicare to include, for the first time, coverage for prescription drugs.  Because of various uncertainties related to our response to the 2003 Medicare Act and the appropriate accounting for this event, we elected to defer financial recognition of this legislation until the FASB issued final accounting guidance.  In May 2004, the FASB issued Staff Position No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“FSP 106-2”). FSP 106-2 was effective for us in the third quarter of 2004.  We have concluded that enactment of the 2003 Medical Act was not material and not a significant event pursuant to SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, and therefore will be incorporated in the next measurement of our plan obligations in the fourth quarter of 2004.

4.              VENTURES

Construction joint ventures

We participate in unconsolidated construction joint ventures that are formed to bid, negotiate and complete specific projects. The unconsolidated construction joint ventures are reflected in our consolidated balance sheets as investments in and advances to construction joint ventures and are accounted for under the equity method. Our proportionate share of revenue, cost of revenue and gross profit for these unconsolidated construction joint ventures is included in our consolidated statements of operations. The size, scope and duration of joint-venture projects vary among periods. The tables below present financial information of our unconsolidated construction joint ventures in which we do not hold a controlling interest but exercise significant influence. At October 1, 2004, $29,242 was included in our consolidated balance sheet under the caption “Billings in excess of cost and estimated earnings on uncompleted contracts,” representing our share of unconsolidated construction joint ventures that had an excess of liabilities over assets.

Combined financial position of unconsolidated construction joint ventures	October 1, 2004	January 2, 2004
Current assets	$224,775	$217,893
Property and equipment, net	4,822	3,785
Current liabilities	(219,026)	(165,284)
Net assets	$10,571	$56,394

Combined results of operations of unconsolidated construction	Three months ended		Nine months ended
joint ventures	October 1, 2004	October 3, 2003	October 1, 2004	October 3, 2003
Revenue	$128,002	$155,162	$453,187	$482,805
Cost of revenue	(159,170)	(139,732)	(481,584)	(427,254)
Gross profit (loss)	$(31,168)	$15,430	$(28,397)	$55,551

Washington Group’s share of results of operations of unconsolidated	Three months ended		Nine months ended
construction joint ventures	October 1, 2004	October 3, 2003	October 1, 2004	October 3, 2003
Revenue	$50,943	$61,719	$174,420	$189,913
Cost of revenue	(67,695)	(57,454)	(193,565)	(167,227)
Gross profit (loss)	$(16,752)	$4,265	$(19,145)	$22,686

During the first quarter of 2004, a construction joint venture in which we participate recorded an initial contract loss on a large highway project. Our share of the loss amounted to $5,000. Based on further engineering progress and development, the estimated loss was increased. Our share of the additional contract loss for the three months ended October 1, 2004 amounted to $22,500 for a total loss of $27,500 for the nine months ended October 1, 2004. The contract loss is primarily a result of cost growth due to design changes, quantity growth, price escalation, and project delays. A portion of the joint venture losses may be recovered through change orders or claims; however, since realization can not be assured at this time, no potential change orders or claims have been considered in calculating the estimated loss. The change orders and claims will be recognized when it is probable that they will result in additional contract revenue and can be reliably estimated. While the entire amount of the current estimated loss has been recognized, actual results may differ from our estimates.

Unconsolidated affiliates

At October 1, 2004, we held ownership interests in several unconsolidated affiliates that are accounted for using the equity method, the most significant of which are two incorporated mining ventures: MIBRAG mbH

(50%) and Westmoreland Resources (20%). We provide consulting services to MIBRAG mbH and contract mining services to Westmoreland Resources. The tables below present financial information of our unconsolidated affiliates in which we do not hold a controlling interest but exercise significant influence.

Combined financial position of unconsolidated affiliates	October 1, 2004	January 2, 2004
Current assets	$197,658	$187,983
Property and equipment, net	531,639	553,219
Other non-current assets	673,608	665,705
Current liabilities	(90,160)	(87,306)
Long-term debt, non-recourse to parents	(260,157)	(274,697)
Other non-current liabilities	(714,569)	(739,741)
Net assets	$338,019	$305,163

Combined results of operations of	Three months ended		Nine months ended
unconsolidated affiliates	October 1, 2004	October 3, 2003	October 1, 2004	October 3, 2003
Revenue	$102,086	$117,656	$332,409	$329,879
Cost of revenue	(95,931)	(108,348)	(289,928)	(289,100)
Gross profit	$6,155	$9,308	$42,481	$40,779

5.              SALE OF BUSINESS

On April 18, 2003, we sold the process technology development portion of our petroleum and chemical business (the “Technology Center”) for $17,700 and recognized a gain of $4,605 on the sale, which was reflected as other operating income in the second quarter of 2003. Operating results for the Technology Center are included as part of the “Intersegment and other unallocated operating costs” in Note 9, “Operating Segment, Geographic and Customer Information.

Operating results of the Technology Center were as follows:

	Three months ended October 1, 2003	Nine months ended October 3, 2003
Revenue	$—	$9,989
Gross profit (loss)	—	(590)

6.              CREDIT FACILITIES

In connection with our emergence from bankruptcy protection on January 25, 2002, we entered into a Senior Secured Revolving Credit Facility (“Credit Facility”) providing for an aggregate of $350,000 of revolving borrowing and letter of credit capacity allocated pro rata between two facilities as follows: a Tranche A facility in the amount of $208,350 and a Tranche B facility in the amount of $141,650.                             The borrowing rate under the Credit Facility was, for Tranche A, the applicable London Interbank Offered Rate (“LIBOR”), which had a stated floor of 3%, plus an additional margin of 5.5%, and for Tranche B, LIBOR plus an additional margin of 5.5%. The Credit Facility carried other fees, including commitment fees and letter of credit fees, normal and customary for such credit agreements.

On October 9, 2003, we replaced the Credit Facility with a New Senior Secured Revolving Credit Facility (“New Credit Facility”). As a result of the refinancing, we recorded a pre-tax charge to income of $9,831 in the fourth quarter of 2003 associated with the unamortized balance of the financing fees of the Credit Facility. The New Credit Facility provides for up to $350,000 in the aggregate of loans and other financial accommodations allocated pro rata between two facilities as follows: a Tranche A facility in the amount of $115,000 and a Tranche B facility in the amount of $235,000. We amended the New Credit Facility on March 19, 2004 and again on

August 5, 2004, to include more favorable terms on the Tranche B facility. As amended, the scheduled termination dates for Tranche A and Tranche B are October 9, 2007 and August 5, 2008, respectively. The borrowing rate for Tranche A is the greater of LIBOR or 2%, plus an additional margin of 3.50%. The borrowing rate for Tranche B is LIBOR, plus an additional margin of 2.50%. As of October 1, 2004, the effective borrowing rate was 5.50% for Tranche A and 4.34% for Tranche B. The New Credit Facility also provides for other fees, including commitment and letter of credit fees, normal and customary for such credit agreements. At October 1, 2004, $141,851 in face amount of letters of credit were issued and outstanding, and no borrowings were outstanding under the New Credit Facility. The New Credit Facility contains financial covenants requiring the maintenance of specified financial and operating ratios, and specified events of default that are typical for a credit facility of this size, type and tenor. While not as restrictive as the Credit Facility, the New Credit Facility also contains affirmative and negative covenants that continue to limit our ability and the ability of some of our subsidiaries to incur debt or liens, provide guarantees, make investments and pay dividends. At October 1, 2004, we were in compliance with all of the financial covenants under the New Credit Facility.  The New Credit Facility is secured by substantially all of the assets of Washington Group and our wholly owned domestic subsidiaries.

7.              RESTRUCTURING CHARGES

During 2001, we initiated restructuring actions to improve operational effectiveness and efficiency and reduce expenses globally relative to employment levels and excess facilities consistent with the Plan of Reorganization. Accordingly, a liability was recorded in 2001 for employee termination benefits, impairment charges and enhanced pension benefits. The associated severance costs represented expected reductions in work force for management, professional, administrative and operational overhead. Our restructuring actions are substantially complete. The remaining liability at October 1, 2004 primarily represents facility closure costs.

The following presents restructuring charges accrued and costs incurred:

	Three months ended		Nine months ended
	October 1, 2004	October 3, 2003	October 1, 2004	October 3, 2003

Accrued liability at beginning of period	$7,738	$9,532	$9,454	$11,986
Cash expenditures, net of sub-tenant rental income	(351)	(865)	(2,067)	(3,319)
Accrued restructuring liability at end of period	$7,387	$8,667	$7,387	$8,667

8.              REORGANIZATION ITEMS

Pursuant to our Plan of Reorganization, we are obligated to pay certain professional fees and other expenses associated with resolving disputed claims of the unsecured creditors and other bankruptcy related matters.  During the nine months ended October 3, 2003, we recorded an expense of $3,700 for estimated additional bankruptcy related costs.  During the nine months ended October 1, 2004, we reduced the reserve by $1,245 as a result of a net reduction in estimated professional fees to settle outstanding claims from our bankruptcy. During the three months ended October 3, 2003 and October 1, 2004 no adjustments to the reserve were recorded.

9.              OPERATING SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION

We operate through six business units, each of which comprises a separate reportable business segment: Power, Infrastructure, Mining, Industrial/Process, Defense, and Energy & Environment. The reportable segments are separately managed, serve different markets and customers, and differ in the expertise, technology and resources necessary to perform their services.

Power provides engineering, construction, and operations and maintenance services in both fossil and nuclear power markets for turnkey new power plant construction, plant expansion, retrofit and modification, decontamination and decommissioning, general planning, siting and licensing and environmental permitting.

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

Effective January 3, 2004, some of the divisions of the Industrial/Process business unit were transferred to the Infrastructure and Energy & Environment business units to more closely align the divisions to the markets of the respective business units. Prior period operating results for the transferred divisions have been reclassified among business units to conform to the current period organization.

SEGMENT OPERATING INFORMATION

	Three months ended		Nine months ended
	October 1, 2004	October 3, 2003	October 1, 2004	October 3, 2003
Revenue
Power	$146,210	$90,933	$443,299	$392,345
Infrastructure	217,409	132,954	694,439	401,707
Mining	34,578	29,416	80,523	65,287
Industrial/Process	104,716	109,159	294,745	335,151
Defense	119,358	122,508	360,132	378,602
Energy & Environment	92,579	105,868	285,015	305,132
Intersegment, eliminations and other	464	(2,787)	(4,191)	2,057
Total revenue	$715,314	$588,051	$2,153,962	$1,880,281
Gross profit (loss)
Power	$6,148	$7,304	$20,005	$30,315
Infrastructure	(12,905)	4,636	(993)	15,747
Mining	4,059	3,522	7,248	4,621
Industrial/Process	12,827	763	15,656	3,430
Defense	9,797	15,217	27,582	41,594
Energy & Environment	18,634	28,300	50,439	57,549
Intersegment and other unallocated operating costs	454	(5,949)	(5,798)	(14,258)
Total gross profit	$39,014	$53,793	$114,139	$138,998
Equity in income (loss) of unconsolidated affiliates
Power	$68	$89	$198	$374
Infrastructure	249	12	615	466
Mining	2,190	4,643	19,426	19,345
Industrial/Process	212	65	542	344
Defense	—	—	—	—
Energy & Environment	(136)	(409)	(399)	(861)
Intersegment and other	—	—	—	—
Total equity in income of unconsolidated affiliates	$2,583	$4,400	$20,382	$19,668
Operating income (loss)
Power	$6,216	$7,393	$20,203	$30,689
Infrastructure	(12,656)	4,648	(378)	16,213
Mining	6,249	8,165	26,674	23,966
Industrial/Process	13,039	828	16,198	3,774
Defense	9,797	15,217	27,582	41,594
Energy & Environment	18,498	27,891	50,040	56,688
Intersegment and other unallocated operating costs	454	(9,314)	(5,798)	(13,018)
General and administrative expenses, corporate	(12,684)	(14,211)	(42,438)	(37,347)
Total operating income	$28,913	$40,617	$92,083	$122,559

10.       TAXES ON INCOME

The components of the effective tax rate for the periods presented are shown in the table below:

	Three months ended		Nine months ended
	October 1, 2004	October 3, 2003	October 1, 2004	October 3, 2003
Federal tax	35.0%	35.0%	35.0%	35.0%
State tax	3.4	2.1	3.3	3.3
Nondeductible items	1.8	1.2	1.8	3.3
Foreign tax	.3	.1	.4	.4
Effective tax rate	40.5%	38.4%	40.5%	42.0%

The effective tax rate for the three months ended October 1, 2004, increased from the effective tax rate for the three months ended October 3, 2003 primarily due to lower state taxes in 2003 resulting from higher foreign earnings not subject to state tax. The effective tax rate for the nine months ended October 1, 2004 decreased from the effective tax rate for the nine months ended October 3, 2003 primarily due to a decrease in estimated nondeductible reorganization and entertainment expenses during 2004.

11.       BENEFIT PLANS

The components of net benefit cost for our pension and post-retirement benefit plans were as follows:

	Three months ended		Nine months ended
	October 1, 2004	October 3, 2003	October 1, 2004	October 3, 2003
Pension Benefits
Service cost	$1,007	$841	$3,021	$2,525
Interest cost	1,088	1,022	3,265	3,068
Expected return on assets	(346)	(230)	(1,039)	(692)
Recognized net actuarial loss	30	31	89	94
Net benefit cost	$1,779	$1,664	$5,336	$4,995
Post-Retirement Benefits
Service cost	$304	$222	$914	$667
Interest cost	833	779	2,500	2,339
Recognized net actuarial loss	65	—	193	—
Amortization of prior service cost	6	—	18	—
Net benefit cost	$1,208	$1,001	$3,625	$3,006

Employer Contributions

We previously disclosed in our financial statements for the year ended January 2, 2004 that we expected to contribute $8,593 and $3,997 during 2004 to our pension and post-retirement plans, respectively. As of October 1, 2004, $7,100 and $2,800 have been contributed to our pension and post-retirement plans, respectively. We presently anticipate contributing an additional $1,300 and $1,000 to fund our pension and post-retirement plans, respectively, in 2004, for a total of $8,400 and $3,800, respectively.

12.       CONTINGENCIES AND COMMITMENTS

Contract related matters

We have cost reimbursable contracts with the U.S. government that require the use of estimated annual rates for indirect costs. The estimated rates are analyzed periodically and adjusted based on changes in the level of indirect costs we expect to incur and the volume of work we expect to perform. The cumulative effect of changes to estimated rates is recorded in the period of the change. Additionally, the allowable indirect costs for U.S. government cost reimbursable contracts are subject to adjustment upon audit by the U.S. government. To the extent that these audits result in determinations that costs claimed as reimbursable are not allowable costs, or were not allocated in accordance with federal regulations, we could be required to reimburse the government for amounts previously received. Audits by the U.S. government of indirect costs are substantially complete through 2000.  Audits of 2001 and 2002 indirect costs are in process.

U.S. Government Cost Accounting Standards and other regulations also require that accounting changes, as defined, be evaluated for potential impact to the amount of indirect costs allocated to government contracts and that cost impact statements be submitted to the U.S. government for audit. We have prepared and submitted cost impact statements for 1989 through 1998 that have been audited by the U.S. government. We are currently negotiating the resolution of certain proposed audit adjustments to the cost impact statements. We are also in the process of preparing cost impact statements for 1999 through 2004. While we have recorded reserves for amounts we believe are owed to the U.S. government under cost reimbursable contracts, actual results may differ from our estimates. We believe that the results of the 2001 and 2002 indirect cost audits and the resolution of the proposed audit adjustments related to the 1989 through 1998 cost impact statements will not have a material adverse effect on our financial position, results of operations or cash flows.

Letters of credit

In the normal course of business, we cause letters of credit to be issued in connection with contract performance obligations that are not required to be reflected in the accompanying consolidated balance sheets. We are obligated to reimburse the issuer of such letters of credit for any payments made thereunder. At October 1, 2004 and January 2, 2004, $175,851 and $175,417, respectively, in face amount of letters of credit were outstanding. We have pledged cash and cash equivalents as collateral for our reimbursement obligations with respect to $34,000 in face amount of letters of credit that were outstanding at October 1, 2004 not related to the New Credit Facility. At October 1, 2004, $141,851 of the outstanding letters of credit were issued and outstanding under the New Credit Facility.

Guarantees

We have guaranteed the indemnity obligations of the Westinghouse Businesses relating to the sale of their Electro-Mechanical Division to Curtiss-Wright Corporation in October 2002 for the potential occurrence of specified events, including breaches of representations and warranties and failure to perform certain covenants or agreements. Generally, the indemnification provisions expire in October 2005, and are capped at $20,000. In addition, the indemnity provisions relating to environmental conditions obligate the Westinghouse Businesses to pay Curtiss-Wright up to a maximum of $3,500 for environmental losses it incurs over $5,000. The Westinghouse Businesses are also responsible for environmental losses that exceed $1,300 related to a specified parcel of the sold property. If the Westinghouse Businesses are unable to perform their indemnity obligations, BNFL has agreed to indemnify us for 40% of losses we incur as a result of our guarantee. We believe that the indemnification provisions will not have a material adverse effect on our financial position, results of operations or cash flows.

Legal Matters

ERISA Litigation.  Some current and former officers, employees and directors of Washington Group were named defendants in an action filed in 1997 in the U.S. District Court for the District of Idaho by two former participants in the Old MK 401(k) Plan and the Old MK Employee Stock Ownership Plan. The complaint alleged, among other things, that the defendants breached certain fiduciary duties under the Employee Retirement Income Security Act of 1974 (“ERISA”). In October 2003, an agreement in principle was reached to settle the matter. The settlement includes contributions from insurance carriers, the two plan trustees and Washington Group. In addition, the plaintiffs’ claim in our reorganization case has been allowed and plaintiffs are entitled to participate in the distribution of shares of common stock and warrants to unsecured creditors. In August 2004, the settlement was approved by the trial court in which the class action was pending. No appeal has been taken and therefore the trial court’s decision has become final and non-appealable as of October 1, 2004. The settlement has also been approved by the bankruptcy court that presides over our reorganization case. A charge of $3,480 for settlement costs and legal expenses related to this matter was included in operating income (expense) in the year ended January 2, 2004.

New York School Construction Authority Litigation.  In 1998, Washington Infrastructure, Inc., formerly known as Raytheon Infrastructure, Inc., a wholly owned subsidiary acquired as part of RE&C, contracted with the School Construction Authority of the City of New York (the “Authority”) to provide construction management and inspection services in connection with the construction of a new school facility. The Authority brought suit against the prime contractor to correct deficiencies in materials and/or workmanship. The prime contractor agreed to perform rework and absorb the cost of approximately $4,500 to end the dispute with the Authority. As part of the settlement, the Authority also agreed to assign to the prime contractor any claims it had against us arising from the defective work. Thereafter, the prime contractor sued the Authority alleging claims for betterment, sued us alleging negligent inspection and sued a number of other parties. Although this matter is in the discovery stage, we expect the range of potential additional loss to be zero to $3,500.

Tar Creek Litigation. From the spring of 1996 through the spring of 2001, we were the environmental remediation contractor for the U.S. Army Corps of Engineers (the “USACOE”) with respect to remediation at the Tar Creek Superfund site at a former mining area in northeast Oklahoma. The USACOE had contracted with the U.S. Environmental Protection Agency (the “EPA”) to remove lead contaminated soil in residential areas from more than 2,000 sites and replace it with clean fill material. In February 2000, various federal investigators working with the U.S. Attorney’s Office for the Northern District of Oklahoma executed search warrants and seized records at the Tar Creek project site. Allegations made at the time included claims that the project had falsified truck load tickets and had claimed compensation for more loads than actually were hauled, or had indicated that full loads had been hauled when partial loads actually were carried, as well as claims that the project had sought compensation for truckers and injured workers who were directed to remain at the job site, but not to work. Through claims filed in our bankruptcy proceedings and conversations with lawyers from the Civil Division of the U.S. Department of Justice, we learned that a qui tam lawsuit was filed against us under the federal False Claims Act by private citizens (the relators), alleging fraudulent or false claims by us for payments we received in connection with the Tar Creek remediation project. In March 2004, the Department of Justice declined to intervene in this civil lawsuit, with the exception of four claims, which are stayed. The relators filed an amended complaint in March 2004, which eliminated the four claims that had been reserved to the government. We have moved to dismiss the relators’ claims, and the Court has yet to rule on our motion to dismiss.  Also, in April of 2004, we received a letter from the EPA’s Suspension and Debarment Division seeking information from us, regarding the qui tam allegations, in order for the EPA to determine whether we were a responsible contractor. In October 2004, we were advised by the government that the criminal investigation was concluded in September 2004 without any criminal prosecution.  We believe that there was no wrongdoing by us or our employees at this project. Based on the status of this matter, we cannot make an estimate of potential additional loss, if any.

Litigation and Investigation related to USAID Egyptian Projects.  In 2002, the Inspector General for the U.S. Agency for International Development (“USAID”) requested documentation about and made inquiries into the contractual relationships between one of our U.S. joint ventures and a local construction company in Egypt. The focus of the inquiry, which is ongoing, is whether the structure of our business relationship with the Egyptian company violated USAID contract regulations with respect to source, origin and nationality requirements. In July 2003, our U.S. partner was notified that it had been suspended by USAID, but only for USAID-financed host-country projects. That suspension was lifted in August 2003. In January 2004, we entered into an agreement with USAID whereby we agreed to undertake certain compliance and training measures and USAID agreed that we are presently eligible for USAID contracts, including for host-country projects, and are not under threat of suspension or debarment arising out of matters covered by the USAID inquiry. We have agreed with USAID that we will not bid on any host-country projects until the required training is completed and certified.

We were notified by the Department of Justice in March 2003, that the U.S. government was considering civil litigation against us for potential violations of the USAID source, origin and nationality regulations in connection with five of our USAID-financed host-country projects located in Egypt beginning in 1996. Following that notification we responded to inquiries from the Department of Justice and otherwise cooperated with the government’s investigation.  In November 2004, the government filed an action in the U.S. District Court for the District of Idaho against us and the companies referred to above with respect to the Egyptian projects. The action was brought under the Federal False Claims Act, the Federal Foreign Assistance Act of 1961, and common law theories of payment by mistake, unjust enrichment and fraud. The complaint seeks damages and civil penalties for violations of the statutes and asserts that the government is entitled to a refund of all amounts paid to us and the other defendants under the specified contracts. The government alleges that approximately $373,000 was paid under those contracts. As referred to above, we have been in discussion with the government concerning these matters for an extended period of time. We continue to dispute the government’s damages allegations and its entitlement to any recovery. We intend to contest this matter and to pursue continued discussions with the government.

Our joint venture for one of the five projects referred to above has brought arbitration proceedings before an arbitral tribunal in Egypt in which it has asserted a claim for additional compensation for the construction of water and wastewater treatment facilities in Egypt. The project owner, an Egyptian government agency, has asserted in a counterclaim that, by reason of alleged violations of the USAID source, origin and nationality regulations and alleged violations of Egyptian law, our joint venture should forfeit its claim, disgorge all funds that the joint venture received with respect to the project, and pay unspecified additional damages as well as the owner’s costs of defending against the joint venture’s claims.

Based on the status of these matters, we cannot make an estimate of potential additional loss, if any.

General Litigation.  In addition to the foregoing, there are other claims, lawsuits, disputes with third parties, investigations and administrative proceedings against us relating to matters in the ordinary course of our business activities that we do not expect to have a material adverse effect on our financial position, results of operations or cash flows. Government contracts are subject to specific procurement regulations, contract provisions and a variety of other requirements relating to the formation, administration, performance and accounting for these contracts. As a result of our government contracting, claims for civil or criminal fraud may be brought by the government for violations of those regulations, requirements and statutes.

13.       APPROVAL OF 2004 EQUITY INCENTIVE PLAN

We have a long-term incentive program (“LTIP”) designed to provide long-term incentives to executives to increase stockholder value.  Historically, the LTIP has consisted of nonqualified fixed-price stock options and performance unit awards granted under the Washington Group Equity and Performance Incentive Plan (the “2002 Plan”).  On May 7, 2004, our stockholders approved the Washington Group International Inc. 2004 Equity Incentive Plan (the “2004 Plan”), which provides for additional shares under the LTIP.          The 2004 Plan allows our board of directors to award various types of rights related to our stock, including options to purchase stock, appreciation rights, restricted stock, and deferred stock. Persons eligible to receive awards under the 2004 Plan include officers, key employees and directors of the company.  The 2004 Plan provides a fixed limit of 2,400 shares of which no more than 400 may be issued in connection with awards other than stock options and appreciation rights.  All stock options issued under the 2004 Plan must have an exercise price equal to or greater than the fair value of our common stock on the date the stock option is granted.  Repricing of stock options is prohibited without stockholder approval.

14.       AGREEMENT TO ACQUIRE BNFL’S INTEREST IN WESTINGHOUSE BUSINESSES

On August 25, 2004, we entered into an agreement to acquire BNFL’s 40% economic interest in the Westinghouse Businesses, effective July 31, 2004.  The Westinghouse Businesses manage highly complex facilities and programs for the U.S. Department of Energy (“DoE”) and Department of Defense (“DoD”) and provide engineering, construction, management and risk-analysis services for a variety of governmental markets.  Under the terms of the agreement, we will control the Westinghouse Businesses and will generally pay BNFL 40% of future profits from certain existing contracts and on future Washington Group contracts, if any, at certain

DoE sites and one DoD site (the “40% Legacy Contracts”), and 10% of the profits from all other existing operations and future contracts with the DoE through September 30, 2012 (the “10% Contracts”).  BNFL will not share in any losses related to 10% Contracts if they occur in the future, but will retain its portion of liabilities incurred prior to July 31, 2004. The acquisition is subject to approval by the DoE and either early termination or expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Act. Upon receipt of these consents, the acquisition will be recorded.

For accounting purposes, the agreement will be bifurcated between the 40% Legacy Contracts and the 10% Contracts. Since BNFL currently has a 40% economic interest in the 40% Legacy Contracts and will continue to receive 40% of the profits from such contracts, in substance there will be no change in the economic relationship of the parties and therefore payments to BNFL for their share of the cash flows from the 40% Legacy Contracts will not be recorded as consideration for the acquisition of a minority interest. Currently, BNFL’s portion of the earnings related to the 40% Legacy Contracts is classified on the statement of income as minority interest in income of consolidated subsidiaries.  BNFL’s portion of the cash flows related to the 40% Legacy Contracts is classified on the statement of cash flows as a financing activity as distributions to minority interests. After the transaction becomes effective, BNFL’s share of the earnings related to the 40% Legacy Contracts will be classified as cost of revenue and BNFL’s share of the cash flows related to the 40% Legacy Contracts will be classified as an operating activity.

Payments to BNFL for the 10% Contracts will be treated as consideration for the acquisition of a minority interest and will be recorded using the purchase method of accounting. The acquired interest in assets and assumed liabilities will be recorded at estimated fair value. We do not expect that the fair values of assets and liabilities will differ significantly from currently recorded balances, except for goodwill. To the extent the fair value of assets acquired exceeds liabilities assumed, contingent consideration will be recorded at the date of acquisition. If future payments for the 10% Contracts exceed the amount of initial contingent consideration recorded, the excess payments will be recorded as goodwill.

On a pro forma basis, assuming the acquisition was effective as of October 1, 2004, significant impacts on the balance sheet would include: (i) elimination of minority interest of approximately $46,700 related to BNFL’s current interest in the Westinghouse Businesses, (ii) elimination of approximately $64,000 of goodwill currently recorded, and (iii) recording a receivable from BNFL for its portion of liabilities retained consisting primarily of pension liabilities.  We do not anticipate that the acquisition will have a significant impact on our results of operations and cash flows except for the classification of BNFL’s portion of the earnings and payments for the 40% Legacy Contracts as explained above.

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

CRITICAL ACCOUNTING POLICIES AND RELATED CRITICAL ACCOUNTING ESTIMATES

Our accounting and financial reporting policies are in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet date, and the reported amounts of revenue and expenses during the reporting period. Our significant accounting policies are described in Note 1, “Significant Accounting Policies” of the Notes to Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended January 2, 2004 (the “2003 Annual Report”). The following discussion is intended to describe those accounting policies most critical to the preparation of our consolidated financial statements. The development and selection of the critical accounting policies, related critical accounting estimates and the disclosure below have been reviewed with the audit review committee of our board of directors. There were no changes in our critical accounting policies during the nine months ended October 1, 2004.

Revenue recognition. We follow the provisions of SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. We recognize revenue on engineering and construction-type contracts using the percentage-of-completion method of accounting whereby revenue is recognized as performance under the contract progresses. For most of our fixed-price and target-price contracts, we use a cost-to-cost approach to measure progress toward completion. Under the cost-to-cost method, we make periodic estimates of our progress toward completion by comparing costs incurred to date with total estimated contract costs. Revenue is then calculated on a cumulative basis (project-to-date) as the total contract value multiplied by the current percentage complete. Revenue for a reporting period is calculated as the cumulative project-to-date revenue less project revenue recognized in prior periods. However, we defer profit recognition on fixed-price and certain target-priced construction contracts until progress is sufficient to estimate the probable outcome, which generally does not occur until the project is approximately 20% complete. Fixed-price contracts accounted for 28% of our total revenue for the nine months ended October 1, 2004.

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

Costs related to change orders and claims are recognized when they are incurred. Change orders are included in total estimated contract revenue when it is probable that the change order will result in a bona fide addition to contract value and can be reliably estimated. Claims are included in total estimated contract revenue, only to the extent that contract costs related to the claim have been incurred, when it is probable that the claim will result in a bona fide addition to contract value and can be reliably estimated. No profit is recognized on claims until final settlement occurs. This can lead to a situation where costs are recognized in one period and revenue is recognized when customer agreement is obtained or claim resolution occurs, which can be in a subsequent period. We recognized claim revenue of $25.8 million and $29.0 million, and zero and $21.4 million, respectively, for the three and nine months ended October 1, 2004 and the three and nine months ended October 3, 2003. Substantially all claims were settled during each respective period for which claim revenue was recognized. Additional contract-related costs, including subcontractors’ share of claim settlements, reduced the impact on operating income of the claim settlements disclosed above by $1.2 million and $.9 million, respectively, for the three and nine months ended October 1, 2004 and zero and $2.0 million for the three and nine months ended October 3, 2003.

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

Goodwill. Effective February 1, 2002, in conjunction with fresh-start reporting, we used the purchase method of accounting to allocate our reorganization value of $550 million to our net assets, based on estimates of fair value, with the excess being recorded as goodwill. As of October 1, 2004, we had $342.0 million of goodwill. Pursuant to SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is no longer amortized but is to be tested for impairment at least annually. We regularly evaluate whether events and circumstances have occurred that may indicate a possible impairment of goodwill and perform the annual impairment test for all of our reporting units each October. In conducting the impairment test, we apply various techniques to estimate the fair value of our reporting units. These techniques are inherently subjective, and the resulting values are not necessarily representative of the values we might obtain in a sale of our reporting units to a willing third party. Based on our annual review of the recoverability of goodwill as of October 31, 2003, we determined that our goodwill was not impaired. Our businesses, however, are cyclical and subject to competitive pressures. Therefore, it is possible that the goodwill values of our business units could be adversely impacted in the future by these or other factors and that a significant impairment adjustment, which would reduce earnings and potentially negatively affect debt covenants, could be required in such circumstances.

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

There are three unique aspects of our approach to recording new work and backlog:

•      Government contracts - Most of our government contracts cover several years. However, funding for the contracts is subject to annual appropriations by Congress. To account for the risk that future amounts may not be appropriated, we only include the most immediate two years of forecast revenue in our backlog. Thereafter, as time passes and appropriations occur, additional new work is recorded on existing government contracts. At October 1, 2004, U.S. government-funded contracts comprised approximately 32% of our total backlog.

•      Mining contracts - Mining contracts span varying periods of time up to the life of the resource. For new work and backlog purposes, we limit the amount recorded to five years. Similar to our practices with government contracts, as time passes, we recognize additional new work as commitments for that future work are finalized. At October 1, 2004, mining contracts comprised approximately 15% of our total backlog.

•      At-risk and agency contracts - The amount of new work and related backlog recognized depends on whether the contract or project is determined to be an “at-risk” or “agency” relationship between the client and us. For “at-risk” relationships, the expected gross revenue is included in new work and backlog. For relationships where we act as an agent for our client, only the expected net fee revenue is included in new work and backlog. At October 1, 2004, agency contracts comprised approximately 6% of our total backlog.

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

•      Partially owned subsidiary companies. For incorporated ventures in which we have a controlling interest, the assets, liabilities and results of operations of the subsidiary companies are fully consolidated in our financial statements, and the minority interests of third parties are separately deducted in our financial statements. However, for those in which we do not have a controlling interest but do have significant influence, we use the equity method of accounting, under which we record our portion of the subsidiary company’s net income or loss as equity in income or loss of unconsolidated affiliates, and our investment on the balance sheet reflects our original investment, at cost, as adjusted for our equity in the income or loss of the subsidiary company.

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

Government contract costs are incurred under some of our contracts, primarily in our Defense, Energy & Environment, and Infrastructure business units. We have contracts with the U.S. government that contain provisions requiring compliance with the U.S. Federal Acquisition Regulations and the U.S. Cost Accounting Standards. The allowable costs we charge to those contracts are subject to adjustment upon audit by various agencies of the U.S. government. Audits of indirect costs are complete through 2000. Audits of 2001 and 2002 indirect costs are in process. We have prepared and submitted cost impact statements for 1989 through 1998 that have been audited by the U.S. government. We are currently negotiating the resolution of certain proposed audit adjustments to the cost impact statements. We are also in the process of preparing cost impact statements for 1999 through 2004. While we have recorded reserves for amounts we believe are owed to the U.S. government under cost reimbursable contracts, actual results may differ from our estimates.  We believe that the results of the indirect cost audits and the resolution of the proposed audit adjustments related to the 1989 through 1998 cost impact statements will not have a material adverse effect on our financial position, results of operations or cash flows.

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

Components of EBITDA are presented below:

	Three months ended		Nine months ended
(In millions)	October 1, 2004	October 3, 2003	October 1, 2004	October 3, 2003
Net income	$12.3	$12.8	$38.6	$39.8
Interest expense	3.5	6.9	11.5	20.3
Taxes	11.2	12.8	34.0	41.4
Depreciation and amortization (a)	4.4	6.5	12.8	23.8
Total	$31.4	$39.0	$96.9	$125.3

(a)   Depreciation and amortization includes $2.1 million and $8.9 million for the three and nine months ended October 3, 2003, respectively, of depreciation on equipment used on a dam and hydropower project in the Philippines. Due to the completion of the project and the majority of the equipment being sold prior to 2004, there is no comparable depreciation for the three and nine months ended October 1, 2004.

RECONCILIATION OF EBITDA TO NET CASH PROVIDED BY OPERATING ACTIVITIES

We believe that net cash provided by operating activities is the financial measure calculated and presented in accordance with GAAP that is most directly comparable to EBITDA. The following table reconciles EBITDA to net cash provided by operating activities for each of the periods for which EBITDA is presented.

	Three months ended		Nine months ended
(In millions)	October 1, 2004	October 3, 2003	October 1, 2004	October 3, 2003
EBITDA	$31.4	$39.0	$96.9	$125.3
Interest expense	(3.5)	(6.9)	(11.5)	(20.3)
Tax expense	(11.2)	(12.8)	(34.0)	(41.4)
Reorganization items	—	—	(1.2)	3.7
Cash paid for reorganization items	(.7)	(1.5)	(2.0)	(7.8)
Amortization of financing fees	.8	3.0	2.4	9.1
Non-cash income tax expense	9.2	12.1	29.4	38.3
Minority interest in net income of consolidated subsidiaries	4.2	7.8	11.4	17.2
Equity in income of unconsolidated affiliates, less dividends received	(3.0)	(4.6)	(19.8)	(19.2)
Loss (gain) on sale of assets, net	(0.1)	1.1	(.7)	(4.4)
Changes in operating assets and liabilities and other	4.6	(17.0)	(56.9)	(62.8)
Net cash provided by operating activities	$31.7	$20.2	$14.0	$37.7
Net cash provided by operating activities for the nine months ended October 1, 2004	$14.0
Add: Net cash used by operating activities for the six months ended July 2, 2004	17.7
Net cash provided by operating activities for the three months ended October 1, 2004	$31.7
Net cash provided by operating activities for the nine months ended October 3, 2003		$37.7
Less: Net cash provided by operating activities for the six months ended July 4, 2003		(17.5)
Net cash provided by operating activities for the three months ended October 3, 2003		$20.2

BACKLOG

The following table summarizes our changes in backlog for the three and nine months ended October 1, 2004 and October 3, 2003.

CHANGES IN BACKLOG

	Three months ended		Nine months ended
(In millions)	October 1, 2004	October 3, 2003	October 1, 2004	October 3, 2003
Backlog
Beginning backlog	$3,531.0	$2,983.4	$3,322.5	$2,755.1
New work	1,115.1	810.9	2,780.1	2,438.2
Adjustments	—	—	—	(91.5)
Revenue and equity in income of unconsolidated affiliates	(717.9)	(592.5)	(2,174.4)	(1,900.0)
Ending backlog	$3,928.2	$3,201.8	3,928.2	$3,201.8

New work, which represents additions to backlog for the period, is presented below for each business unit:

NEW WORK

	Three months ended		Nine months ended
(In millions)	October 1, 2004	October 3, 2003	October 1, 2004	October 3, 2003
Power	$445.4	$112.9	$587.9	$551.6
Infrastructure	105.4	262.0	823.7	662.9
Mining	240.1	12.0	266.2	157.3
Industrial/Process	61.3	130.5	346.9	341.2
Defense	138.3	113.2	432.3	338.7
Energy & Environment	124.2	183.0	327.3	376.5
Other	.4	(2.7)	(4.2)	10.0
Total new work	$1,115.1	$810.9	$2,780.1	$2,438.2

In the nine months ended October 3, 2003, new work awarded to the Technology Center, a business sold in April 2003, totaled $18.0 million.

Backlog at October 1, 2004, July 2, 2004, and January 2, 2004 for each business unit is presented below:

BACKLOG

(In millions)	October 1, 2004	July 2, 2004	January 2, 2004
Power	$641.1	$342.0	$496.7
Infrastructure	1,182.1	1,294.3	1,053.5
Mining	601.5	398.2	435.2
Industrial/Process	305.9	349.6	254.4
Defense	713.8	694.9	641.6
Energy & Environment	483.8	452.0	441.1
Total backlog	$3,928.2	$3,531.0	$3,322.5

New work and backlog

During the three months ended October 1, 2004, we recorded $1,115.1 million of new work awards, $397.2 million more than revenue and equity in income of unconsolidated affiliates. Backlog on government contracts includes only two years’ worth of the portions of such contracts that are currently funded or which management is highly confident will be funded. The reported backlog at October 1, 2004 excludes approximately $1,842.4 million of government contracts in progress for work to be performed beyond the third quarter of 2006. Our backlog at October 1, 2004 consisted of approximately 55% cost-type and 45% fixed-price contracts, compared to 58% cost-type and 42% fixed-price contracts at January 2, 2004.

The Power business unit’s new work awards during the three months ended October 1, 2004 totaled $445.4 million, of which $225.2 million was derived from new generation projects, including a $153.1 million engineering, procurement and construction contract in Puerto Rico and $68.7 million from task orders in the Middle East. Modification services generated $215.0 million in new work, including a $172.2 million plant modification contract in Wisconsin. The Infrastructure business unit recorded $105.4 million in new work, which included $24.9 million from task orders in the Middle East and $49.0 million from new engineering, operations and maintenance and other contracts. The Mining business unit recorded $240.1 million from new work including a $227.9 million five year copper mining contract in Nevada. The Industrial/Process business unit recorded $61.3 million in new work awards primarily consisting of maintenance services and oil and gas contracts. During the third quarter of 2004, the Defense business unit recorded new work of $138.3 million, consisting primarily of threat reduction projects. The Energy & Environment business unit recorded $124.2 million of new work awards during the third quarter, including $52.9 million on energy projects, which included $31.4 million from task orders in the Middle East, $29.8 million of new work related to U.S. Department of Energy (“DoE”) management contracts and $41.5 million of new work in commercial operations.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED OCTOBER 1, 2004 COMPARED TO

THREE AND NINE MONTHS ENDED OCTOBER 3, 2003

Revenue and operating income

Revenue for the three and nine months ended October 1, 2004 increased $127.2 million and $273.7 million, or 22% and 15%, respectively, from the comparable periods of 2003.  The increase was principally due to substantial infrastructure and power work performed under task orders with the USACOE in the Middle East, and revenue from new large highway projects, new domestic power contracts and new threat reduction contracts, primarily in the former Soviet Union.  The increase in revenue was partially offset by an anticipated decline in revenue due to the completion of certain major contracts in the Power, Infrastructure, and Defense business units.

Operating income for the three and nine months ended October 1, 2004 declined $11.7 million and $30.4 million, respectively, over the comparable periods of 2003.  Operating income was impacted by contract losses on two highway projects totaling $28.6 million and $33.6 million for the three and nine months ended October 1, 2004, respectively, the completion of certain major projects in the Power, Infrastructure and Defense business units (which collectively generated operating income of $17.1 million and $59.5 million for the three and nine months ended October 3, 2003, respectively), and the recognition of contract incentives, claim settlements and contract renegotiations in the 2003 periods. These reductions in operating income were partially offset by two significant contract claim recoveries in the third quarter of 2004 by the Infrastructure and Industrial/Process business units totaling $22.2 million, an increase in earnings from task order work in the Middle East, earnings from new power and threat reduction contracts and improved performance on a large DoE management services contract. Operating income for the three and nine months ended October 1, 2004 included total claim settlements of $24.6 million, and $28.1 million, respectively, compared to zero and $19.4 million, respectively, for the comparable periods of 2003.

Revenue from task orders in the Middle East during each of the first three quarters of 2004 amounted to $214.8 million, $117.5 million and $112.9 million, respectively. The decrease from the first quarter is the result of substantial completion of a large task order and a slow down in the letting of new task orders.  Operating income of $2.5 million from the Middle East work in the third quarter of 2004 declined from $11.7 million and $10.9 million in the first and second quarters of 2004, respectively. The increased margin percentage in the second quarter of 2004 is the result of favorable contract closeouts on fixed-price task orders and adjustments to recoveries for general and administrative expenses.  The decreased margin percentage in the third quarter of 2004 is primarily the result of not recognizing fee on certain costs incurred pending government approval. We are unable to predict with certainty, the timing and level of future task orders to be awarded, which may cause future results to vary materially from our current results from Middle East task orders.  In addition, the diversification of our business may cause margins to vary between periods due to the inherent risks and rewards on fixed-price contracts causing unplanned gains and losses on contracts.  Operating results may also vary between periods due to changes in the mix and timing of our projects, which contain various risk and profit profiles and are subject to uncertainties in the estimation process.

For a more detailed discussion of our revenue and operating income, see “Business Unit Results,” later in this Management’s Discussion and Analysis.

Equity in income of unconsolidated affiliates

Equity in income of unconsolidated affiliates for the three and nine months ended October 1, 2004 declined $1.8 million and increased $.7 million, respectively, from the comparable periods of 2003. The decline for the third quarter was primarily due to lower earnings from our MIBRAG mbH mining venture in Germany because of planned maintenance outages by MIBRAG mbH’s power plant customers occurring during third quarter 2004 that were of longer duration than those experienced in 2003.  The increase for the nine months ended October 1, 2004 was principally due to a reduction in operating expenses and favorable exchange rates affecting our MIBRAG mbH mining venture in Germany.

General and administrative expenses

General and administrative expenses for the three and nine months ended October 1, 2004 declined $1.5 million and increased $5.0 million, respectively, from the comparable periods of 2003. The decline for the three months was principally due to lower provisions for estimated incentive compensation.  The increase for the nine months was principally due to the costs associated with complying with the Sarbanes-Oxley Act and higher business development costs, partially offset by lower incentive compensation costs. General and administrative expenses represent executive and administrative costs not related to operations of our business units.

Other operating income (expense), net

Other operating income (expense), net for the three and nine months ended October 3, 2003 included a $3.4 million charge related to a legal settlement.  In addition, during the nine months ended October 3, 2003, we recognized a gain of $4.6 million from the April 2003 sale of the Technology Center.

Interest expense

Interest expense for the three and nine months ended October 1, 2004 declined $3.4 million and $8.8 million, respectively, from the comparable periods of 2003 due to improved terms under our New Credit Facility entered into in October 2003, as compared to the prior Credit Facility.  On March 19, 2004 and again on August 5, 2004, we successfully amended the New Credit Facility to include more favorable terms and reduce interest expense over the remaining life of the agreement. Interest expense for the year ended December 31, 2004 is anticipated to be approximately $15 million to $16 million.

Other income (expense), net

Other income (expense), net for the three and nine months ended October 1, 2004 included a recovery of $2.0 million of costs related to the destruction of our World Trade Center office in the September 11, 2001 terrorist attacks. All costs associated with the World Trade Center had been expensed in previous periods as other expense.

Reorganization items

Reorganization items of $1.2 million for the nine months ended October 1, 2004 consist of a reduction in estimated professional expenses to settle outstanding claims from our bankruptcy.  During the nine months ended October 3, 2003, we recognized a charge of $3.7 million as a result of estimated additional professional fees and expenses to be incurred by the unsecured creditors’ committee to settle outstanding claims.

Income tax expense

The components of the effective tax rate for the various periods are shown in the table below:

	Three months ended		Nine months ended
	October 1, 2004	October 3, 2003	October 1, 2004	October 3, 2003
Federal tax	35.0%	35.0%	35.0%	35.0%
State tax	3.4	2.1	3.3	3.3
Nondeductible items	1.8	1.2	1.8	3.3
Foreign tax	.3	.1	.4	.4
Effective tax rate	40.5%	38.4%	40.5%	42.0%

The effective tax rate for the three months ended October 1, 2004, increased from the effective tax rate for the three months ended October 3, 2003 primarily due to lower state taxes in 2003 resulting from higher foreign earnings not subject to state tax. The effective tax rate for the nine months ended October 1, 2004 decreased from the effective tax rate for the nine months ended October 3, 2003 primarily due to a decrease in estimated nondeductible reorganization and entertainment expenses during 2004.

Minority interests

Minority interests in income of consolidated subsidiaries for the three and nine months ended October 1, 2004 declined by $3.6 million and $5.8 million, respectively, from the comparable periods in 2003. The majority of our minority interests relates to BNFL’s 40% ownership of the Westinghouse Businesses, which are included in the Energy & Environment business unit. Increases or decreases in income of our majority-owned subsidiaries result in a corresponding increase or decrease in the minority interest share of income from those operations.

BUSINESS UNIT RESULTS

(In millions)

	Three months ended		Nine months ended
	October 1, 2004	October 3, 2003	October 1, 2004	October 3, 2003
Revenue
Power	$146.2	$90.9	$443.3	$392.3
Infrastructure	217.4	132.9	694.5	401.7
Mining	34.6	29.4	80.5	65.3
Industrial/Process	104.7	109.2	294.8	335.2
Defense	119.4	122.5	360.1	378.6
Energy & Environment	92.6	105.9	285.0	305.1
Intersegment and other	.4	(2.7)	(4.2)	2.1
Total revenue	$715.3	$588.1	$2,154.0	$1,880.3
Operating income (loss)
Power	$6.2	$7.4	$20.2	$30.7
Infrastructure	(12.7)	4.6	(.4)	16.2
Mining	6.3	8.2	26.7	24.0
Industrial/Process	13.0	.9	16.2	3.8
Defense	9.8	15.2	27.6	41.6
Energy & Environment	18.5	27.9	50.0	56.7
Intersegment and other unallocated operating costs	.5	(9.4)	(5.8)	(13.1)
Total segment operating income	41.6	54.8	134.5	159.9
General and administrative expenses, corporate	(12.7)	(14.2)	(42.4)	(37.4)
Total operating income	$28.9	$40.6	$92.1	$122.5

Power

Revenue for the three and nine months ended October 1, 2004 increased $55.3 million and $51.0 million, or 61% and 13% respectively, from the comparable periods in 2003.  The increase in revenue for the three months ended October 1, 2004, was principally due to revenue from power projects in the Middle East and the construction of a new generation power project in Wisconsin.  In addition to the foregoing, revenue for the nine months increased from two new steam generator replacement projects in South Carolina and Minnesota and engineering for a plant modification project. The increase in revenue for the first nine months of 2004 was offset by a decline in revenue from the winding down and completion of two new generation power projects in Massachusetts totaling $110.1 million, a plant modification project in Michigan and a steam generator replacement project in Maryland. Revenue from work performed in the Middle East totaled $38.4 million and $113.9 million, respectively, for the three and nine months ended October 1, 2004.

Operating income for the three and nine months ended October 1, 2004, declined $1.2 million and $10.5 million, respectively, from the comparable periods in 2003.  The decline in operating income was primarily due to the winding down and completion of several projects including the favorable performance on a plant modification project completed in the third quarter of 2003 and a steam generator replacement project completed in the second quarter of 2003 which together provided $6.3 million and $27.4 million, respectively, for the three and nine months ended October 3, 2003.  The decline in operating income was partially offset by earnings on a new generation power project and a steam generator project and earnings (loss) from power projects performed in the Middle East that totaled $(.4) million and $3.4 million, respectively, for the three and nine months ended October 1, 2004.

Infrastructure

Revenue for the three and nine months ended October 1, 2004 increased $84.5 million and $292.8 million, or 64% and 73%, respectively, from the comparable periods in 2003.  The increase was primarily due to revenue from the task order contracts with the USACOE and other U.S. agencies in the Middle East, totaling $74.4 million and $331.2 million for current quarter and nine months and revenue from new large highway projects in Nevada and California. Revenue for the three and nine months ended October 3, 2003 included $31.5 million and $129.9 million, respectively, from projects that were substantially completed in 2003.

Operating income for the three and nine months ended October 1, 2004 declined $17.3 million and $16.6 million, respectively, from the comparable periods in 2003.  Operating income was impacted by losses on two new highway projects totaling $28.6 million and $33.6 million during the three and nine months ended October 1, 2004.  The contract losses are primarily a result of cost growth due to design changes, quantity growth, price escalation, and project delays. We anticipate recovering, in the future, a portion of these losses through change orders and or claims; however, we have recognized the entire estimated losses in the periods such losses were identified. The change orders and claims will be recognized when it is probable that they will result in additional contract revenue and can be reliably estimated. The contract losses were partially offset by $12.2 million from the settlement of a claim in the third quarter of 2004 on a large light rail project in the Northeast.  Operating income for the current quarter and nine months included $2.9 million and $21.6 million, respectively, of contributions from the task orders in the Middle East.  Operating income for the three and nine months ended October 2, 2003 included $3.2 million and $19.6 million, respectively, of earnings from projects that were substantially completed in 2003. Operating income included $14.6 million and $15.0 million, respectively, in total claim settlements for the three and nine months ended October 1, 2004 as compared to zero and $7.9 million, respectively, in the comparable periods of 2003.

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

During the second and third quarters of 2004, revenue and operating income from the Middle East task orders declined from the first quarter of 2004 principally due to the substantial completion of a large task order and the slower pace of awarding new task orders by the USACOE and other U.S. agencies.  We are unable to predict with certainty, the timing, probability and level of new work to be awarded which may cause future results to vary materially from our current results from these task orders.

Mining

Revenue for the three and nine months ended October 1, 2004 increased $5.2 million and $15.2 million, or 18%, and 23%, respectively, from the comparable periods of 2003. The increase was the result of revenue provided from new mining contracts, including a copper mine in Nevada and a phosphate mine in Canada and higher production with mining operations in Idaho.  The increase in revenue was partially offset by a decline in revenue from reduced scope on a reclamation contract and the completion of other contracts.

Operating income for the three and nine months ended October 1, 2004 declined $1.9 million and increased $2.7 million, respectively, from the comparable periods of 2003. The decline in operating income for the third quarter of 2004 was primarily due to lower earnings from our MIBRAG mbH mining venture in Germany, because of planned maintenance outages by MIBRAG mbH’s power plant customers occurring during third quarter of 2004 that were of longer duration than those experienced in 2003. Operating income for the first nine months of 2004 increased from the prior comparable period as a result of higher production at a coal mine and phosphate mine and earnings from new projects partially offset by increased overhead costs primarily from business development.

Industrial/Process

Revenue for the three and nine months ended October 1, 2004 declined $4.5 million and $40.4 million, or 4% and 12%, respectively, from the comparable periods of 2003. The decrease was primarily due to the winding down or completion of several automotive contracts and the completion of a refinery shutdown project partially offset by a $10.0 million claim settlement. We anticipate improvements in the biopharmaceutical and oil and gas markets in addition to the outsourcing of facilities management, as evidenced by the new work awarded during 2004.

Operating income for the three and nine months ended October 1, 2004 increased $12.1 million and $12.4 million, respectively, from the comparable periods of 2003.  Operating income for the third quarter of 2004 included a $10.0 million claim settlement and $3.9 million from the expiration of the warranty period on a major process contract. Restructuring efforts in 2003 resulted in lower operating costs in 2004 which offset the decline in volume as compared to 2003.  Operating income included $10.0 million and $12.5 million, respectively, in claim settlements for the three and nine months ended October 1, 2004 as compared to zero in the comparable periods of 2003.

Defense

Revenue for the three and nine months ended October 1, 2004 declined $3.1 million and $18.5 million, or 3% and 5%, respectively, from the comparable periods in 2003.  Revenue declined by $15.3 million during the third quarter of 2004 and $58.2 million for the nine months ended October 1, 2004 primarily from the closure activities on a chemical demilitarization contract completed in 2003.  The decline in revenue was partially offset by an increase in revenue primarily attributable to an increase in scope of work on threat reduction contracts in the Former Soviet Union and revenue from a new power enhancement project.

Operating income for the three and nine months ended October 1, 2004 declined $5.4 million and $14.0 million, respectively, from the comparable periods of 2003.  The decline in the third quarter was principally due to favorable indirect rate adjustments, incentive fees and settlements, together totaling $6.7 million in the third quarter of 2003. In addition, the decrease for the nine months was due to favorable claim settlements on construction projects of $13.6 million in the comparable period of 2003.  Ongoing threat reduction work resulted in an increase in earnings in the first nine months of 2004 from increased activity and improved performance on threat reduction projects in the Former Soviet Union.

Energy & Environment

Revenue for the three and nine months ended October 1, 2004 declined $13.3 million and $20.1 million or 13% and 7%, respectively, from the comparable periods in 2003.  The decline for the third quarter was primarily due to the renegotiation and closeout of two large DoE management services contracts in 2003 that resulted in an increase in revenue in the third quarter of 2003, partially offset by an increase in revenue in 2004 from a new decontamination and demolition contract.  In addition, revenue declined for the nine months ended October 1, 2004 due to the winding down of a large design-build contract and reduced volume at an engineered products business together totaling $47.0 million, partially offset by the improved performance on a large DoE management services contract.

Operating income for the three and nine months ended October 1, 2004 declined $9.4 million and $6.7 million, respectively, from the comparable periods in 2003.  Operating income declined from the third quarter of 2003 due to the renegotiation and closeout activities of two large DoE management services contracts in 2003 partially offset by improved performance at a design-build project.  In addition, operating income for the nine months ended October 1, 2004 declined due to the reduction in volume at an engineered products business, the winding down of a large design-build contract and the favorable renegotiation of a design-build contract.

Intersegment and other

Intersegment operating loss for the three and nine months ended October 1, 2004 included $1.1 million and $3.3 million, respectively, of residual costs from our non-union subsidiary. Intersegment operating loss for the three and nine months ended October 3, 2003 included $1.8 million and $5.5 million, respectively, of residual costs from our non-union subsidiary.  During the three and nine months ended October 3, 2003 we recorded a charge of $3.4 million related to a legal settlement. Additionally, intersegment operating loss for the nine months ended October 3, 2003 included a $5.7 million charge resulting from an under accrual of employee benefits related to periods prior to emergence from our reorganization. The operating loss was partially offset by income of $4.6 million from the sale of the Technology Center in April 2003.

FINANCIAL CONDITION AND LIQUIDITY

We have three principal sources of liquidity: (1) cash generated by operations; (2) existing cash and cash equivalents; and (3) available capacity under our New Credit Facility. We had cash and cash equivalents of $234.3 million at October 1, 2004, of which $73.9 million was restricted for use in the normal operations of our consolidated joint venture projects or was restricted under our self-insurance programs. At October 1, 2004, we had no borrowings and $141.9 million in face amount of letters of credit outstanding under the New Credit Facility, leaving a borrowing capacity of $208.1 million under the facility. For more information on our financing activities, see “New Credit Facility” below.

Our cash flows are primarily impacted from period to period by fluctuations in working capital and acquisition of construction and mining equipment required to perform our contracts.  Working capital is affected by numerous factors including:

•      Commercial terms. The commercial terms of our contracts with customers and subcontractors may vary by business unit, contract type and customer type and utilize a variety of billing and payment terms.  These could include client advances, milestone payment schedules, monthly or bi-monthly billing cycles, and performance base incentives.  Additionally, some customers have requirements on billing documentation including documentation from subcontractors, which may increase the level of billing complexity and cause delays in the billing cycle and collection cycle from period to period.

•      Contract life cycle. Our contracts typically involve initial cash for working capital during the start-up phase, reach a cash neutral equilibrium of receipts and disbursements, and eventually experience a reduction of working capital during the wind-down and completion of the project.

•      Business unit mix. Our working capital requirements are unique by business unit, and changes in the type, size and stage of completion of contracts performed by our business units can impact our working capital requirements.  Also, growth in the business or business unit requires working capital investment.

•      Delays or acceleration in execution. At times, we may experience delays or acceleration in scheduling and performance of our contracts and encounter unforeseen events or issues that may positively or negatively affect our cash flow.

Liquidity and capital resources

	Nine months ended
(In millions)	October 1, 2004	October 3, 2003
Cash and cash equivalents:
Beginning of period	$238.8	$171.2
End of period	234.3	209.3

	Nine months ended
	October 1, 2004	October 3, 2003
Net cash provided (used) by:
Operating activities	$14.0	$37.6
Investing activities	(14.0)	32.9
Financing activities	(4.5)	(32.4)

For the nine months ended October 1, 2004, cash and cash equivalents declined $4.5 million to $234.3 million. This compares to an increase of $38.1 million to $209.3 million during the nine months ended October 3, 2003. The discussion below highlights the significant aspects of our cash flow.

Operating activities

For the nine months ended October 1, 2004, our operating activities provided $14.0 million of cash.  During the nine months, cash flow was impacted by an increase of working capital requirements for USACOE task orders in the Middle East, in both our Infrastructure and Power business units.  As of October 1, 2004, we had $76.1 million of capital invested in contracts in the Middle East.  The majority of the investment is in accounts receivable and unbilled amounts that are anticipated to be billed and collected by the first quarter of 2005 as we are able to provide adequate cost and pricing data to the Defense Contract Audit Agency of the DoD in support of its work on various task orders for the USACOE.   Operating earnings generated during the first nine months of 2004 partially offset the increase in working capital.  Included in operating earnings were estimated losses of $33.6 million on two large highway construction projects.  The recognition of these losses in the first nine months of 2004 did not impact our cash flows; however, cash will be required in future periods to fund the cost growth on these contracts as work progresses.  We anticipate future change orders and claim recoveries on these projects which, if received, will partially mitigate the negative cash impact of these projects. The combination of our available net operating loss carryforwards and amortization of tax deductible goodwill resulted in cash payments of $5.3 million for income taxes as compared to recording $34.0 million of tax expense during the nine months ended October 1, 2004. Cash paid for income taxes consisted of state and foreign tax payments.

For the nine months ended October 3, 2003, operating activities provided $37.6 million, which included a use of cash of $62.8 million for working capital requirements, principally consisting of payments to vendors and subcontractors, a decrease in advance payments received on contracts, primarily in the Power and Infrastructure business units, and incentive compensation payments. We also paid $7.8 million in professional fees in connection with our reorganization. The combination of our available net operating loss carryforwards and amortization of tax deductible goodwill resulted in cash payments of $4.3 million for income taxes as compared to recording $41.4 million of tax expense during the nine months ended October 3, 2003. Cash paid for income taxes consisted of state and foreign tax payments.

Investing activities

For the nine months ended October 1, 2004, investing activities used $14.0 million of cash, consisting of $29.3 million of equipment acquisitions, principally for new contracts in the Infrastructure and Mining business units, $3.8 million for advances to unconsolidated affiliates. The uses were offset by $19.0 million of proceeds from the sale of property and equipment primarily from equipment sales from the dam and hydropower project in the Philippines.  We do not expect any additional significant proceeds from the sale of equipment in the balance of the year.

During the nine months ended October 3, 2003, investing activities generated $32.9 million in cash. On April 18, 2003, we sold the Technology Center and received $17.7 million. We received $24.2 million in proceeds from the sale of equipment, of which $13.3 million was related to equipment sales from a dam and hydropower project in the Philippines. Other equipment from this project was redeployed to a mining project in Canada. Investing activities for the nine months ended October 3, 2003 include $9.0 million for property and equipment acquisitions.

Financing activities

During the nine months ended October 1, 2004, financing activities used $4.5 million of cash, consisting of $9.8 million of distributions to partners in our consolidated joint ventures offset by $9.2 million in proceeds from the exercise of stock options and warrants.  In addition, we paid $3.9 million of financing fees in amending our credit facility.  In the nine months ended October 3, 2003, financing activities used cash of $32.4 million, which consisted primarily of distributions to minority interests in our consolidated joint ventures.

Distributions to minority interests for the nine months ended October 1, 2004 declined $22.6 million from the comparable period of 2003 due to lower operating cash flows from the Westinghouse Businesses during the first nine months of 2004 which resulted in lower distributions to BNFL.  In addition, an increase in working capital requirements in 2004 for certain consolidated joint ventures in the Infrastructure business unit resulted in contributions received from our minority interest partners to fund their share of working capital requirements.  During the nine months ended October 3, 2003, distributions were made to joint venture partners upon the windup and completion of some large Infrastructure projects.

Cash flows for 2004

•      Income taxes:  During the nine months ended October 1, 2004, we paid $5.3 million of state and foreign taxes. Because of tax goodwill amortization of $61 million and the availability of $86 million of NOL carryovers, we do not expect to pay federal taxes, other than a small amount of alternative minimum tax. Our partners in joint ventures are responsible for their share of the income tax liabilities of the joint ventures.

•      Property and equipment:  To provide construction and mining equipment for new projects and provide for normal capital expenditures for the other business units we expect to spend approximately $5 to $10 million during the remainder of 2004.

•      Pension and post-retirement benefit plans:  During the nine months ended October 1, 2004, we have contributed $7.1 million and $2.8 million to our pension and post-retirement plans, respectively. We presently anticipate contributing an additional $1.3 million and $1.0 million to fund our pension and post-retirement plans, respectively, during the remainder of 2004, for a total of $8.4 million and $3.8 million, respectively. During the nine months ended October 1, 2004, we recognized expense of $5.3 million and $3.6 million, respectively, for our pension and postretirement plans.

•      Stock options and warrants:  On October 1, 2004, we had outstanding approximately $8.4 million warrants to purchase shares of our common stock. These warrants will expire in January 2006. Additionally, we have issued common stock options that are currently exercisable. At October 1, 2004, the market price of our common stock exceeded the exercise price of 8.4 million warrants and 4.8 million currently exercisable options. If the warrants or options are exercised, we would receive proceeds to the extent of the exercise price of the warrants or options. For a complete discussion of these, see Note 16, “Capital Stock, Stock Purchase Warrants and Stock Compensation Plans” of the Notes to Consolidated Financial Statements in Item 8 of our 2003 Annual Report.

•      MIBRAG mbH:  During the first quarter of 2003, MIBRAG mbH, our German mining venture that primarily operates lignite coal mines in Germany, reached an agreement with one of its customers to contribute to a retrofit of the customer’s power plant because the quality of the coal MIBRAG mbH is delivering had fallen below specifications in the coal supply contract. MIBRAG mbH has agreed to contribute 45 million euros toward the retrofit, of which 21 million euros were paid in 2003, 14 million euros were paid in the first quarter of 2004 and 10 million euros are expected to be paid in 2005. The coal supply contract was assumed by MIBRAG mbH in a privatization transaction in 1994. MIBRAG mbH believes the German government guaranteed that the coal quality was sufficient to fulfill the terms of the contract assumed. Discussions are ongoing with government representatives regarding potential contributions from the government to reduce the contribution of MIBRAG mbH to the retrofit. MIBRAG mbH will amortize the cost over the remaining 17 years of the coal supply contract. In addition, higher coal sales have required a review of the timing of capital expenditures, and some acceleration of expenditures may be required to meet commitments. The combination of these two issues may limit cash distributions from MIBRAG mbH to us over the next year or two.

New Credit Facility

The New Credit Facility provides for up to $350 million in the aggregate of loans and other financial accommodations allocated pro rata between two facilities as follows:  a Tranche A facility in the amount of $115 million and a Tranche B facility in the amount of $235 million. We amended the New Credit Facility on March 19, 2004 and again on August 5, 2004, to include more favorable terms under the Tranche B facility. As amended, the scheduled termination dates for Tranche A and Tranche B are October 9, 2007 and August 5, 2008, respectively. The borrowing rate for Tranche A is the greater of LIBOR or 2%, plus an additional margin of 3.50%. The borrowing rate for Tranche B is LIBOR, plus an additional margin of 2.50%. As of October 1, 2004, the effective borrowing rate was 5.50% for Tranche A and 4.34% for Tranche B. The New Credit Facility also provides for other fees, including commitment and letter of credit fees, normal and customary for such credit agreement. At October 1, 2004, $141.9 million of letters of credit were issued and outstanding, and no borrowings were outstanding, leaving a borrowing capacity of $208.1 million under the New Credit Facility. The New Credit Facility contains financial covenants requiring the maintenance of specified financial and operating ratios, and specified events of default that are typical for a credit facility of this size, type and tenor. While not as restrictive as the Senior Secured Revolving Credit Facility, the New Credit Facility also contains affirmative and negative covenants that continue to limit our ability and the ability of some of our subsidiaries to incur debt or liens, provide guarantees, make investments and pay dividends. At October 1, 2004, we were in compliance with all of the financial covenants under the New Credit Facility. The New Credit Facility is secured by substantially all of the assets of Washington Group and our wholly owned domestic subsidiaries.

Agreement to acquire BNFL’s interest in Westinghouse Businesses

On August 25, 2004, we entered into an agreement to acquire BNFL’s 40% economic interest in the Westinghouse Businesses, effective July 31, 2004.  The Westinghouse Businesses manage highly complex facilities and programs for the DoE and DoD and provide engineering, construction, management and risk-analysis services for a variety of governmental markets.  Under the terms of the agreement, we will control the Westinghouse Businesses and will generally pay BNFL 40% of future profits from certain existing contracts and on future Washington Group contracts, if any, at certain DoE sites and one DoD site (the “40% Legacy Contracts”), and 10% of the profits from all other existing operations and future contracts with the DoE through September 30, 2012 (the “10% Contracts”).  BNFL will not share in any losses related to 10% Contracts if they occur in the future, but will retain its portion of liabilities incurred prior to July 31, 2004. The acquisition is subject to approval by the DoE and either early termination or expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Act. Upon receipt of these consents, the acquisition will be recorded.

For accounting purposes, the agreement will be bifurcated between the 40% Legacy Contracts and the 10% Contracts. Since BNFL currently has a 40% economic interest in the 40% Legacy Contracts and will continue to receive 40% of the profits from such contracts, in substance there will be no change in the economic relationship of the parties and therefore payments to BNFL for their share of the cash flows from the 40% Legacy Contracts will not be recorded as consideration for the acquisition of a minority interest. Currently, BNFL’s portion of the earnings related to the 40% Legacy Contracts is classified on the statement of income as minority interest in income of consolidated subsidiaries.  BNFL’s portion of the cash flows related to the 40% Legacy Contracts is classified on the statement of cash flows as a financing activity as distributions to minority interests. After the transaction becomes effective, BNFL’s share of the earnings related to the 40% Legacy Contracts will be classified as cost of revenue and BNFL’s share of the cash flows related to the 40% Legacy Contracts will be classified as an operating activity.

Payments to BNFL for the 10% Contracts will be treated as consideration for the acquisition of a minority interest and will be recorded using the purchase method of accounting. The acquired interest in assets and assumed liabilities will be recorded at estimated fair value. We do not expect that the fair values of assets and liabilities will differ significantly from currently recorded balances, except for goodwill. To the extent the fair value of assets acquired exceeds liabilities assumed, contingent consideration will be recorded at the date of acquisition. If future payments for the 10% Contracts exceed the amount of initial contingent consideration recorded, the excess payments will be recorded as goodwill.

On a pro forma basis, assuming the acquisition was effective as of October 1, 2004, significant impacts on the balance sheet would include: (i) elimination of minority interest of approximately $46.7 million related to BNFL’s current interest in the Westinghouse Businesses, (ii) elimination of approximately $64.0 million of goodwill currently recorded, and (iii) recording a receivable from BNFL for its portion of liabilities retained consisting primarily of pension liabilities.  We do not anticipate that the acquisition will have a significant impact on our results of operations and cash flows except for the classification of BNFL’s portion of the earnings and payments for the 40% Legacy Contracts as explained above.

Guarantees

We have guaranteed the indemnity obligations of the Westinghouse Businesses relating to the sale of EMD to Curtiss-Wright Corporation for the potential occurrence of specified events, including breaches of representations and warranties and failure to perform certain covenants or agreements. Generally the indemnification provisions expire in October 2005 and are capped at $20 million. In addition, the indemnity provisions relating to environmental conditions obligate the Westinghouse Businesses to pay Curtis-Wright Corporation up to a maximum of $3.5 million for environmental losses it incurs over $5 million. The Westinghouse Businesses are also responsible for environmental losses that exceed $1.3 million related to a specified parcel of the sold property. If the Westinghouse Businesses are unable to perform their indemnity obligations, BNFL has agreed to indemnify us for 40% of losses we incur as a result of our guarantee. We believe that the indemnification provisions will not have a material adverse effect on our financial position, results of operations or cash flows.

Financial condition and liquidity

We expect to use cash to, among other things, satisfy contractual obligations, fund working capital requirements and make capital expenditures.

We believe that our cash flows from operations, existing cash and cash equivalents and available capacity under our revolving credit facility will be sufficient to meet our reasonably foreseeable liquidity needs.

During the three and nine months ended October 1, 2004, there were no material changes in contractual obligations and other commercial commitments from such obligations and commitments as of January 2, 2004. See “Contracted Obligations” under the Financial Condition and Liquidity section of Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations” in our 2003 Annual Report.

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

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (2003 Medicare Act) was signed into law.  The 2003 Medicare Act expanded Medicare to include, for the first time, coverage for prescription drugs.  Because of various uncertainties related to our response to the 2003 Medicare Act and the appropriate accounting for this event, we elected to defer financial recognition of this legislation until the FASB issued final accounting guidance.  In May 2004, the FASB issued Staff Position No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“FSP 106-2”). FSP 106-2 was effective for us in the third quarter of 2004. We have concluded that enactment of the 2003 Medical Act was not material and not a significant event pursuant to SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, and therefore will be incorporated in the next measurement of our plan obligations in the fourth quarter of 2004.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

Our exposure to market risk for changes in interest rates relates primarily to our short-term investment portfolios and debt obligations. Our short-term investment portfolio consists primarily of highly liquid instruments with maturities of 90 days or less. Substantially all cash and cash equivalents at October 1, 2004 of $234.3 million were held in short-term investments classified as cash equivalents.

From time to time, we may effect borrowings under bank credit facilities or otherwise for general corporate purposes, including working capital requirements and capital expenditures. Borrowings under our New Credit Facility, of which there currently are none, will bear interest at the applicable LIBOR rate, plus an additional margin and, therefore, are subject to fluctuations in interest rates.

Foreign currency risk

We conduct our business in various regions of the world. Some of our operations are, therefore, subject to volatility because of currency fluctuations, inflation changes and changes in political and economic conditions in these countries. We are subject to foreign currency translation and exchange issues, primarily with regard to our mining venture, MIBRAG mbH, in Germany. At October 1, 2004, the cumulative adjustments for translation gains, net of related income tax charges, were $24.0 million. While we endeavor to enter into contracts with foreign customers with repayment terms in U.S. currency to mitigate foreign exchange risk, our revenues and expenses are sometimes denominated in local currencies, and our results of operations may be affected adversely as currency fluctuations affect our pricing and operating costs or those of our competitors. We may engage from time to time in hedging operations, including forward foreign exchange contracts, to reduce the exposure of our cash flows to fluctuations in foreign currency rates. At October 1, 2004, we were not a party to any hedging arrangements. We do not engage in hedging for speculative investment reasons. We can give no assurance that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of our disclosure controls and disclosure of changes to internal control over financial reporting

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or furnish under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms. As of the date of the financial statements, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective.

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

Previously, we had determined that all of the asbestos claims relating to Old MK are fully insured and most, but potentially not all, of the asbestos claims relating to RE&C are fully insured. The potentially uninsured asbestos claims relate to a company acquired by RE&C in 1986. We recently reviewed the 1986 stock purchase agreement, pursuant to which RE&C had acquired that company, and have recently obtained and reviewed the insurance policies obtained by the prior owners of the company. Based on these reviews, we believe we are entitled to the benefit of the insurance coverage obtained by the prior owners. We have tendered the claims related to the acquired company to such insurance carriers, but we do not yet know if the carriers will accept the claims.

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

We also incorporate by reference the information regarding legal proceedings set forth under the caption “Legal Matters” in Note 12, “Contingencies and Commitments” of the Notes to Condensed Consolidated Financial Statements in Item 1 of this report.

Our reorganization case is “In re Washington Group International, Inc. and Related Cases, Docket No. BK-N 01-31627-GWZ, in the U.S. Bankruptcy Court for the District of Nevada.

The litigation related to the Old MK 401(k) Plan discussed under the caption “Legal Matters” in Note 12, “Contingencies and Commitments” of the Notes to Consolidated Financial Statements in Item 1 of this report refers to John B. Blyler, et al., v. William J. Agee, et al., Case No. CIV97-0332-S-BLW, in the U.S. District Court for the District of Idaho.

The litigation brought by the Authority of the City of New York discussed under the caption “Legal Matters” in Note 12, “Contingencies and Commitments” of the Notes to Consolidated Financial Statements in Item 1 of this report refers to Trataros Construction, Inc. et al. v. The New York City School Construction Authority et al., Index No. 20213/01, in the Supreme Court of the State of New York, County of Kings.

The qui tam lawsuit discussed under the caption “Legal Matters” in Note 12, “Contingencies and Commitments” of the Notes to Consolidated Financial Statements in Item 1 of this report refers to United States ex. rel. Lovelace et. al. v. Washington Group International, Inc., Case No. 00-CV-61 EA(M) in the U.S. District Court for the Northern District of Oklahoma.

The lawsuit relating to our USAID-financed projects in Egypt discussed under the caption “Legal Matters” in Note 12 “Contingencies and Commitments” of the Notes to Consolidated Financial Statements in Item 1 of this report refers to United States of American v. Washington Group International, Inc., et al., Case No.  CIV-04545S-EJL in the U.S. District Court for the District of Idaho.

ITEM 6.  EXHIBITS

(a)   The Exhibits to this quarterly report on Form 10-Q are listed in the Exhibit Index contained elsewhere in this quarterly report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASHINGTON GROUP INTERNATIONAL, INC.

/s/ George H. Juetten
George H. Juetten
Executive Vice President and Chief Financial Officer,
in his respective capacities as such

Date: November 9, 2004

WASHINGTON GROUP INTERNATIONAL, INC.

EXHIBIT INDEX

Copies of exhibits will be provided upon request at a fee of $.25 per page requested.

Exhibit
Number	Exhibit Description

10.1*	Second Amended and Restated Consortium Agreements, effective as of July 31, 2004.

10.2*	Intercreditor Agreement as of July 31, 2004, among Credit Suisse First Boston, BNFL USA Group, Inc., Washington Group Ohio and various affiliates of Washington Group Ohio.

10.3*	Security Agreement as of July 31, 2004, among Washington Group Ohio, various affiliates of Washington Group Ohio listed there in as Debtors, and BNFL USA Group, Inc.

31.1*	Certification of the Principal Executive Officer of Washington Group International, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer of Washington Group International, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Management contract or compensatory plan
*	Filed herewith
†	Furnished herewith

E-1