Form 10-K
period 2004-12-31
WASHINGTON GROUP INTERNATIONAL INC
filed 2005-03-14
CIK 906469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-K

Annual Report Pursuant to
Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2004	Commission File Number 1-12054

WASHINGTON GROUP INTERNATIONAL, INC.

720 PARK BOULEVARD, BOISE, IDAHO  83712

A Delaware Corporation
IRS Employer Identification No. 33-0565601
208 / 386-5000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) and
SECTION 12(g) OF THE ACT

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of class	Title of class
Common Stock, $.01 par value per share	Preferred Stock Purchase Rights

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

AGGREGATE MARKET VALUE OF COMMON STOCK HELD BY NON-AFFILIATES

At February 18, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based on the closing price on February 18, 2005, as reported on the NASDAQ National Market®, was approximately $1,096,864,765. At July 2, 2004 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by nonaffiliates of the registrant, based on the closing price on July 2, 2004, as reported by the NASDAQ National Market®, was approximately $892,572,095.

The number of shares of common stock outstanding as of February 18, 2005 was 25,595,718.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its annual meeting of stockholders to be held on May 19, 2005, which is expected to be filed with the Securities and Exchange Commission not later than April 19, 2005, are incorporated by reference into Part III of this report on Form 10-K. In the event such proxy statement is not filed by April 19, 2005, the required information will be filed as an amendment to this report on Form 10-K no later than that date.

WASHINGTON GROUP INTERNATIONAL, INC.

Form 10-K

Annual Report

For the Fiscal Year Ended December 31, 2004

TABLE OF CONTENTS

Note Regarding Forward-Looking Information

PART I

Item 1.	Business
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosure About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

PART III

Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accountant Fees and Services

PART IV

Item 15.	Exhibits and Financial Statement Schedule

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

•                  Manage and avoid delays or cost overruns on existing and future contracts

•                  Maintain relationships with key customers, partners and suppliers

•                  Successfully bid for, and enter into, new contracts on satisfactory terms

•                  Successfully manage and negotiate change orders and claims with respect to existing and future contracts

•                  Manage and maintain our operations and financial performance and the operations and financial performance of our current and future operating subsidiaries and joint ventures

•                  Respond effectively to regulatory, legislative and judicial developments, including any legal or regulatory proceedings, affecting our existing contracts, including contracts concerning environmental remediation and restoration

•                  Obtain and maintain any required governmental authorizations, franchises and permits, all in a timely manner, at reasonable costs and on satisfactory terms and conditions

•                  Satisfy the restrictive covenants imposed by our revolving credit facility and surety arrangements

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

ITEM 1.  BUSINESS

Unless otherwise indicated, the terms “we,” “us” and “our” refer to Washington Group International, Inc. (“Washington Group International”) and its consolidated subsidiaries; references to 2004 are references to our fiscal year ended December 31, 2004; references to 2003 are references to our fiscal year ended January 2, 2004; and references to 2002 are references to our one month ended February 1, 2002 combined with our eleven months ended January 3, 2003.

Our common stock currently trades on the NASDAQ National Market® under the ticker symbol “WGII.” We also have outstanding three tranches of warrants to purchase shares of our common stock which trade in the over-the-counter market on the OTC Bulletin Board®. All of the warrants expire on January 25, 2006. The Tranche A warrants, which have an exercise price of $28.50 per share, trade under the ticker symbol WGIIW.OB; the Tranche B warrants, which have an exercise price of $31.74, trade under the ticker symbol WGIIZ.OB; and the Tranche C warrants, which have an exercise price of $33.51 per share, trade under the ticker symbol WGIIL.OB.

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

We have adopted a Code of Business Conduct and Ethics (the “Code”) which requires all employees, officers and directors of Washington Group International, Inc. to act, at all times and places, as law-abiding, responsible, and responsive citizens. The Code is published on our website at http://www.wgint.com under Company Information: Investor Relations, Company Overview. A copy of the Code is available by contacting us through our website under Investor Relations, or by writing to the Investor Relations Department at the corporate headquarters.

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

On some projects, particularly those of significant size and requiring specialized technology or know-how, we partner with other firms, both to increase our opportunity to win the contract and to manage development and execution risk. Partners may include, among others, specialized process engineering firms, engineers, constructors, operations contractors or equipment manufacturers. These partnerships may be structured as joint ventures or consortia, with each participating firm having an economic interest relative to the scope of its work.

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

•                  Under a “target-price” contract, we provide the customer with a total project at a target price agreed upon by the customer, subject to project circumstances and changes in scope. Should costs exceed the target within the agreed-upon scope, we will generally absorb a portion of those costs to the extent of our expected fee or profit; however, the customer reimburses us for the costs that we incur if costs continue to escalate beyond our expected fee. An additional fee may be earned if costs are below the target.

•                  Under a “cost-type” contract, a customer reimburses us for the costs that we incur (primarily materials, labor, overhead and subcontractor services), plus a predetermined fee. The fee portion of the contract may be a percentage of the costs incurred and/or may be based on the achievement of specific performance incentives or milestones. The fee portion may also be subject to a maximum. Engineering, construction management and environmental and hazardous substance remediation contracts, including most of our work for U.S. government customers, are typically awarded pursuant to a cost-type contract.

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

On March 22, 1999, we and BNFL Nuclear Services, Inc. (“BNFL”) acquired the government and environmental services businesses of CBS Corporation (now Viacom, Inc.). In this report, we refer to these businesses as the “Westinghouse Businesses.” The Westinghouse Businesses currently make up a significant part of our Energy & Environment business unit and a small part of our Defense business unit. See Note 17 “Agreement to acquire BNFL’s Interest in the Westinghouse Businesses,” of the Notes to Consolidated Financial Statements in Item 8 of this report, for a discussion regarding our August 24, 2004 agreement to acquire BNFL’s 40% interest in the Westinghouse Businesses.

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

The U.S. Bankruptcy Court for the District of Nevada retains jurisdiction to interpret the Plan of Reorganization and to resolve outstanding claims and third party disputes relating thereto. A reorganization plan committee (the “Reorganization Plan Committee”) was established by the bankruptcy court to evaluate claims of unsecured creditors, prosecute any disputed unsecured claims, determine each unsecured creditor’s distribution under the Plan of Reorganization, and generally monitor implementation of the Plan of Reorganization.

We are responsible for all fees and expenses incurred in connection with the administration of the Plan of Reorganization, including fees and expenses of the Reorganization Plan Committee, the United States Trustee appointed by the bankruptcy court, and their and our counsel.

BUSINESS UNITS

We operate our business through six business units, each of which comprises a separate reportable business segment: Power, Infrastructure, Mining, Industrial/Process, Defense and Energy & Environment.

Power

Our Power business unit specializes in engineering, design, construction, modification, and maintenance of power generating facilities and the systems that transmit and distribute their electricity.  Customers include regulated and deregulated utilities, industrial co-generators, independent power producers, original equipment manufacturers (OEMs), and governments. These customers generate power in a wide variety of methods, including coal-, oil- and gas-fired power plants, combustion turbine in both simple cycle and combined cycle configurations, and nuclear power, hydroelectric, and waste-to-energy. We provide our services to customers in the United States and around the world on target-price, fixed-price and cost-type bases, and the work we have pursued recently has reflected an array of commercial arrangements. (See “Business — General” above for a description of types of contracts and corresponding risks.) The Power business unit provides a range of services that includes:

Basic Services

•                  General planning

•                  Siting and licensing

•                  Environmental permitting

•                  Engineering and construction, startup

•                  Expansion, retrofit, and modification

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

•                  Nuclear:  major component replacement

•                  Engineering services

•                  Fossil and nuclear

•                  Transmission, distribution, substations

In 2002, the market for new power plants in the United States suffered a severe downturn as regional reserves grew to excessive levels and the economy slumped. We expect that it may take four to six years for these reserve margins to dissipate before a need for additional capacity will stimulate a new wave of power development, although some new generation will be commissioned in specific pockets of need. In the interim, the power industry anticipated that the passage of pending federal legislation in the forms of the Federal Energy Bill and one of the contenders for Clean Air Act regulation would revitalize the market. Though these bills may yet pass, their timing is uncertain and their market impacts may not be felt for some time to come, if at all.

Consequently, the Power business unit embarked on a strategy to maintain our presence in all of our principal markets while minimizing our exposure to long-term capital risk. In new power generation, we are limiting the opportunities we pursue to those we determine pose an acceptable level of risk, particularly with established customers. The mix of traditional Power business unit customers and the customers of our other business units with power needs has led to awards for new power plants in Siberia (conversion of plutonium reactor to coal-fired plant) and Iraq (over 700 megawatts (“MW”) in new plants and refurbishments as part of the reconstruction effort). An ongoing engineering, procurement and construction (“EPC”) contract for a 550 MW combined cycle is nearly complete, and plant startup and turnover will be accomplished during 2005. Most recently, in the third quarter of 2004, we were awarded a $153 million EPC contract for a new combined cycle plant in Puerto Rico.

Despite the lack of new federal Clean Air legislation, the power market is being propelled by consent decrees, independent state legislation, and the promised enforcement of New Source Review Standards by the Environmental Protection Agency. A substantial number of large system retrofits to control sulfur oxides and nitrous oxides have been announced or are under consideration, and we have secured awards in all phases of implementing these retrofits. During third quarter of 2004, we were awarded a $180 million contract for engineering/design, balance of plant procurement, construction, and start-up of two wet flue gas desulphurization systems and one selective catalytic reduction system at a Wisconsin fossil fuel power generation facility.

The abundance of power supply in the United States, combined with the manifestation of electricity as a commodity, has forced most power suppliers to compete for the sale of kilowatts and improve the efficiency of existing resources. Many nuclear plant owners are seeking extensions of existing licenses rather than decommissioning units with up to 40 years of service. Among the most common life-extension strategies is the replacement of steam generators and reactor vessel heads. Through a 50%-owned joint venture with Framatome-ANP, Inc., we specialize in these replacements and have established ourselves as a leading competitor in the United States for this market. A notable achievement in 2004 was the successful completion of three concurrent nuclear plant outage projects in Florida, South Carolina, and Minnesota. Three additional major outages are scheduled for 2005 at nuclear plants in Florida, Missouri, and Arkansas.

The competitive nature of the power generation industry is developing a trend toward stronger ties between customers seeking engineering solutions to improve output and contractors assuming the responsibility of in-house specialists. We have secured several alliance-type relationships at various levels of maturity, including a pacesetting program that has established a full services contract for a total generation system that exceeds 11,000 MWs, and outsourcing agreements with two utilities in which we are providing engineering services as needed at a total of more than 90 generating facilities.

The impetus for efficient and clean power generation extends globally.  Most visible in the international arena today is our ongoing work for the reconstruction of Iraq’s power infrastructure, where we have designed and built new generation and we are rehabilitating existing generation and transmission and distribution systems. Over $310 million was authorized and funded for these projects during 2004.  Work on these projects began in 2004 and will continue through 2005.

Infrastructure

Our Infrastructure business unit provides a full range of infrastructure services to clients globally, including project development, design-build-operate-maintain, consulting, engineering, design, project management, construction management, construction, and operations and maintenance. The business unit generally performs as a general contractor or as a joint venture partner with other contractors on domestic and international projects. Typically, consulting, engineering, design, project management, construction management and operations and maintenance type contracts are performed on a cost-type basis, while design-build and construction contracts are performed on a fixed-price basis.

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

•                  Metro Gold Line:  A $600.4 million design/build contract for a six-mile-long extension to the Metro Gold Line light rail system in Los Angeles. The contract was awarded by the Los Angeles Metropolitan Transportation Authority (MTA) to a joint venture led by us.

•                  Highways and bridges: Design and construction of interstates/freeways, arterial highways/streets, interchanges, bridges, tunnels and intelligent transportation systems. The Infrastructure business unit has made the strategic decision to no longer participate in the public agency highway “construction only” market sector.  The contract and change order administration practices of the client agencies, together with an increase in the number of smaller local bidders has lowered available margins to unacceptable levels. Our significant projects in this market include:

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

•                  Riverside Interchange: A joint venture led by us to perform a $186 million expansion and upgrade of a 7.8 mile section of 1-215 and connecting highways for the California Department of Transportation in Riverside, California.

We recognized losses on all three of these projects during 2004.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – 2004 Compared to 2003 – Infrastructure,” in item 7 of this report.

•                  Water resource and hydropower: Design and construction of hydroelectric power, water supply, flood control, locks and dams, irrigation and drainage, hydraulic structures and environmental and safety analysis. A significant project in this market includes:

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

The Infrastructure business unit is also leading our effort on two contracts with the U.S. Army Corps of Engineers (the “USACOE”) to provide a variety of design, engineering and construction services to the Transatlantic Programs Center of the USACOE throughout Central Asia, North Africa and the Middle East. The contracts are indefinite delivery/indefinite quantity (“ID/IQ”) contracts that do not identify a specific quantity of services, but do set ceilings on the total amount of work that can be awarded to a company during the life of the contract. To date, we have been awarded ID/IQ contracts providing for potential task order awards up to $3.1 billion, including a $500 million ID/IQ contract for power projects. Under the ID/IQ contracts, we bid for specific assignments to support the USACOE in Iraq and 24 other countries. Through December 31, 2004, we have been awarded task orders amounting to $899.7 million of which $615.4 million of work has been completed with a remaining $284.3 million in backlog.

We anticipate modest growth in domestic infrastructure markets. Federal highway funding is subject to authorization from the Transportation Equity Act for the 21st Century (“TEA-21”), while budget deficits at the state level limit availability of funds for capital programs. Certain markets continue to have viable projects, and the design-build method of delivery, with its reliance on private capital and potential opportunities for public-private partnerships, continues to grow in popularity.

Mining

The Mining business unit provides a full range of services, concentrating on contract mining and mines management; design/build and engineering, procurement, and construction or construction management to the precious metals, energy minerals, industrial minerals and metals markets globally. These services include a broad spectrum of tasks from mine planning and feasibility studies through engineering, construction, operations planning and execution, to mine reclamation and closure.

Currently, the Mining business unit is providing services to the phosphate industry in Canada and the United States, coal mines in the United States, Venezuela and Germany, and copper and gold mines in the United States and Mexico. In January 2005, the Mining business unit was awarded a 10-year $360 million contract to perform mine development and contract mining for a silver, zinc and lead mine in Bolivia. Mining contracts are typically one to ten years in length, that are normally renewed in subsequent bidding cycles throughout the useful life of the mine, which can typically range from 5 to 30 years.  Mining contracts are generally fixed-unit price, cost-type, or target price.

In addition to the Mining business unit’s contracted services, we hold ownership interests in two mining ventures:

•                  MIBRAG mbH (50%) (“MIBRAG”) is located in Germany and operates two surface lignite coal mines that provide lignite to two utility-owned power generation plants, as well as small commercial plants and three company-owned power plants. Power generated by the company-owned plants is primarily utilized by the mining operations, and surplus power is sold at wholesale to the utilities. The mines have lignite reserves and contracts in place for 20 to 40 years of supply. Because of the significance of MIBRAG to us for the 2004, 2003 and 2002 fiscal years, the financial statements of MIBRAG mbH have been included in this report on Form 10-K as Exhibit 99.1

•                  Westmoreland Resources, Inc. (20%) is a Montana surface coal mine providing sub-bituminous coal to utilities in the upper Midwest.

See Note 5, “Ventures” of the Notes to Consolidated Financial Statements in Item 8 of this report.

Industrial/Process

Our Industrial/Process business unit is a single-source provider of integrated engineering, construction, operations, maintenance, logistics and program management services. A key component of Industrial/Process’ approach is close alignment with its clients to support their business objectives and develop long-term, value-added partnerships and to balance the markets we serve in order to effectively deal with economic cycles that impact industrial and consumer spending.

Services are provided using a variety of commercial terms, including various forms of cost-type, target price and lump sum contracting. Industrial/Process’ current projects are primarily cost-type. The unit’s goal over the next few years is to achieve a more evenly balanced commercial mix between cost-type and fixed-priced contracts in order to optimize the risk/reward profile and improve cash flow.

Organized in three divisions, the Industrial/Process business unit is focused on the following strategic areas: Life Sciences, Industrial Services and Process.

•                  Life Sciences. Provides design, engineering, construction, validation and maintenance services to the biotechnology and pharmaceutical industries. An integrated delivery platform is provided in the areas of biologics, chemical synthesis, dosage form, and devise manufacturing to create innovative production solutions.

Current clients include Aventis Pasteur, Pfizer, Merck, Eli Lilly, Johnson & Johnson, Novartis and Wyeth.

•                  Industrial Services. Our Industrial Services division provides life-cycle services, including design, engineering, construction, operations, maintenance, facility management, logistics and quality programs, for the automotive, manufacturing, food and pulp and paper industries.

In the automotive markets, clients include General Motors, Ford, Daimler/Chrysler and Hyundai.

We have long-term alliance partnerships with Anheuser-Busch, Kraft and General Mills/Pillsbury in the foods market. We provide facility and process design solutions for breweries and producers of baked goods, cake mix, cereal, prepared entrees, snack foods, soups and yogurt.

We provide management solutions including operations, maintenance, facility management, quality programs and logistics services across a diverse set of industries to customers seeking to outsource non-core business functions. Customers include many long-term clients such as BP, Caterpillar, DuPont, IBM, Nissan and Tektronix.

•                  Process. The Process division provides services to several markets, including oil production, gas treating, gas monetization, gas storage, refineries and bulk/specialty chemicals.

Clients include ExxonMobil, ConocoPhillips, ChevronTexaco, DuPont, Burlington Resources, El Paso, Dow Corning, PolyOne and Eastman Chemical, among others.

Defense

The structure of the Defense business unit is matched to the needs of our major customer, the U.S. Government, and, more specifically, the Department of Defense. Our Defense business unit manages, integrates and delivers life-cycle services for domestic and international programs under three markets: Threat Reduction, Defense Infrastructure Services and Homeland Security.

•                  Threat Reduction. Threat Reduction focuses on global proliferation prevention and elimination of CBRNE (Chemical, biological, radiological, nuclear and high explosives) materials and weapon systems.  We are a global leader in the elimination of chemical weapons and agents. We provide demilitarization services to federal clients, including chemical and biological warfare material elimination and nuclear weapons delivery systems disarmament. This market includes support for the Department of Defense in the destruction of the United States chemical weapons stockpile, as the system contractor for four of the U.S. Army’s five incineration-based chemical weapons destruction thermal facilities. Additionally, we provide support to a fifth facility and purchase equipment for these sites. We are also responsible for the start-up, pilot plant testing, operations and maintenance and closure of two additional neutralization-based plants dealing with intact chemical weapons. All of these facilities are designed to destroy chemical weapons that have been stored for many years in underground bunkers. In 2004, we began chemical weapons destruction operations at the third incineration facility at Umatilla, Oregon.

We also provide demilitarization services, funded by the U.S. government, to the Commonwealth of Independent States, and have been awarded significant participation in the Cooperative Threat Reduction Integrated Contract. This contract is financed by the United States to prevent proliferation of and safely eliminate weapons of mass destruction located in the former Soviet Union. Work performed includes elimination of strategic missiles and related delivery systems, and conversion of the Seversk, Russia plutonium production facility into a peacetime electrical power production plant. In 2004, we were selected to assist the Azerbaijan and Uzbekistan governments in establishing Weapons of Mass Destruction material detection and interdiction capabilities.

A major objective of Threat Reduction is optimizing the value of existing contracts. Since we have now exhausted major domestic chemical demilitarization opportunities, our business development efforts are focused on evaluating adjacent market opportunities and selecting higher probability market sectors for development and penetration.

•                  Defense Infrastructure Services. Defense Infrastructure Services principally addresses Department of Defense needs, offering operation services, management/technical services and EPC services with an objective of reducing their risk in mission execution due to infrastructure vulnerabilities. We support the Department of Defense entities and agencies that operate or maintain major facilities, providing classified and unclassified architectural engineering services and engineering, procurement and construction services. These same services are provided to the Department of State and various intelligence agencies of the U.S. government.

•                  Homeland Security.  Homeland Security provides integrated solutions that reduce vulnerability to terrorist acts or similar hostile acts and that mitigate the consequences of such acts, with emphasis on high-value security systems, force protection and emergency response services. We provide threat analysis and mitigation services to a variety of clients. We support one of the nation’s highest priorities, the security of our nation and the safety of Untied States citizens abroad. The market and demand for our services are principally derived from federal requirements and include funding estimates for 17 federal agencies (including defense activities). With the creation of the Department of Homeland Security, we devote our considerable experience in security research and technologies to compete for resulting business. We are pursuing multiple opportunities for securing transportation systems, including enhanced security at ports of entry and military bases, improved security of offshore transport systems and improved intelligence and data mining for early threat identification.

The Defense business unit applies our comprehensive skills to create cost-effective solutions to operational challenges, drawing resources from all of our business units. Such integration is essential to successfully compete in existing and emerging markets. Virtually all Defense work is performed on a cost-plus-fee basis.

Energy & Environment

Our Energy & Environment business unit provides services to the U.S. Department of Energy, which is responsible for maintaining the nation’s nuclear weapons stockpile, performing legacy environmental cleanup and remediation, and leading the development of next generation nuclear power. The services provided include construction, contract management, supply-chain management, quality assurance, waste management, facilities management, decontamination and decommissioning, environmental cleanup and restoration services.  Energy & Environment provides safety management consulting and waste and environmental technology, engineered products, including radioactive waste containers and technical support services.

The Energy & Environment business unit also provides products and services to commercial clients, including the design and manufacture of engineered canisters to ship and store spent nuclear fuel, safety planning, integrated safety management consulting, facility operation, hazardous material management and licensing.

The Energy & Environment business unit primarily services the U.S. Department of Energy in the environmental management market segment, while also serving the National Nuclear Security Agency by managing nuclear operations and the Department of Defense in selected engineering, design, construction, environmental cleanup, and remediation projects. There are currently three market units within Energy & Environment: Management Services, Projects and Consulting Services. We are positioning a fourth market unit, International, to provide the services of the existing three market units to international customers, primarily in the United Kingdom.

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

Management Services has long-term management contracts with the Department of Energy. We serve three major programs within the Department of Energy, Environmental Management, Science, and the National Nuclear Security Agency. The Environmental Management program consists of the environmental cleanup activities (radioactive and hazardous waste), resulting from the U.S. government’s nuclear weapons program. The Science program consists of facility and infrastructure management at the Idaho National Laboratory. The National Nuclear Security Agency consists of the Department of Energy’s defense programs and weapons production activities at national laboratories and production facilities including the Savannah River Site.

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

The Projects market unit offers a broad portfolio of services and technologies to the Department of Energy, the Department of Defense and the Environmental Projection Agency, with five distinct clients within the agencies.  In the Department of Energy, we serve Environmental Management and the National Nuclear Security Agency. In the Department of Defense, our customers include the U.S. Air Force Center for Environmental Excellence (AFCEE), the USACOE and the U.S. Navy Facilities Engineering Command.  We are executing AFCEE contracts in Iraq.

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

Consulting Services is primarily concentrated in the Washington Safety Management Solutions LLC.  Washington Safety Management Solutions LLC takes the expertise developed through our experience in the Department of Energy Management Services business and develops programs that are utilized at other Department of Energy and governmental sites and with commercial clients. The Department of Energy facilities are our principal customers.

•                  International.  The International market unit addresses new markets for our core services in the United Kingdom, which is actively seeking such services to address their environmental legacies. We are currently providing cleanup support to several sites in the United Kingdom and are supporting project work with the Atomic Weapons Establishment. We believe we are well-positioned to compete for this work given our experience and the scope of our projects in the hazardous environmental management field in the United States.

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

MATERIAL CUSTOMERS

During 2004, 10% or more of our total consolidated revenue was derived from contracts and subcontracts performed by the Power, Infrastructure, Industrial/Process, Defense and Energy & Environment business units for the following customers:

Percent of Consolidated Revenue
Department of Defense	37%
Department of Energy	14%

Although we presently have good relationships with the Department of Defense and the Department of Energy, the loss of these customers, or significant reductions in government funding, could have a material adverse effect primarily on our Defense and Energy & Environment business units and our company as a whole. The percentage of total consolidated revenue derived from the Department of Defense increased from 24% in 2003 to 37% in 2004, primarily due to $556 million of revenue from work in the Middle East. See Risk Factors, “Economic downturns and reductions in government funding could have a negative impact on our business,” later in Item 1 of this report.

GOVERNMENT CONTRACTS AND BACKLOG

Government funded contracts are, and we expect will continue to be, a significant part of our business. We derived 51% of our consolidated operating revenues in 2004 from contracts with the U.S. government, including 19% from work performed in the Middle East. We also have a number of U.S. government contracts that extend beyond one year and for which government funding has not yet been approved. All U.S. government contracts and some foreign contracts are subject to unilateral termination at the convenience of the customer.

Backlog represents the total value of all awarded contracts that have not been completed and will be recognized as revenue or as equity in income of unconsolidated affiliates over the life of the project. Backlog includes our proportionate share of construction joint venture contracts and the uncompleted portions of mining service contracts and ventures for the next five years. Backlog for government contracts includes only two years’ worth of the portions of such contracts that are currently funded or that we are highly confident will be funded. The reported backlog excludes approximately $2.1 billion of government contracts in progress for work to be performed beyond December 2006.

We have ID/IQ contracts that are signed contracts under which we perform work only when the client issues specific task orders. The terms of these contracts include a maximum contract value and a specified time period that may include renewal option periods at the client’s discretion. While we believe that we will continue to receive work over the entire term, because of the uncertainty of the renewals and our dependence on the issuance of individual task orders for new projects, we cannot be assured that we will ultimately realize the maximum contract value for any particular contract. Only those task orders that are signed and funded are included in backlog.

Backlog at December 31, 2004 totaled $4.0 billion compared with backlog of $3.3 billion at January 2, 2004. Approximately $1.6 billion of the backlog at December 31, 2004 was comprised of U.S. government contracts that are subject to termination by the government, $0.7 billion of which had not yet been funded. Historically, we have not experienced significant reductions in funding of U.S. government contracts once they have been awarded. Terminations for the convenience of the government generally provide for recovery of contract costs and related earnings. Approximately $2.1 billion, or 53%, of backlog at December 2, 2004 is expected to be recognized as contract revenue or as equity in income of unconsolidated affiliates in 2005.

Although backlog reflects business that we consider to be firm, cancellations or scope adjustments may occur.

Composition of backlog (In millions)	December 31, 2004		January 2, 2004
Cost-type and target-price contracts	$2,568.1	64%	$1,916.5	58%
Fixed-price and fixed-unit-price contracts	1,436.0	36%	1,406.0	42%
Total backlog	$4,004.1	100%	$3,322.5	100%

For financial information about backlog of our business units, see “Managements Discussion and Analysis of Financial Condition and Results of Operations – Business Unit New Work and Backlog,” in Item 7 of this report.

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

EMPLOYEES

Our total global employment varies widely with the volume, type and scope of operations under way at any given time. At December 31, 2004, we employed approximately 25,500 employees. Approximately 14% of our employees are covered either by one of our regional labor agreements, which expire between June 2006 and June 2007, or by specific project labor agreements, each of which expires upon completion of the relevant project.

RAW MATERIALS

We can purchase most of the raw materials and components necessary to operate our businesses from numerous sources. We do not anticipate any unavailability of raw materials or components that would have a material adverse effect on our businesses in the foreseeable future.

ENVIRONMENTAL MATTERS

Our environmental and hazardous substance remediation and contract mining services involve risks of liability under federal, state and local environmental laws and regulations, including the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”). We perform environmental remediation at Superfund sites as a response action contractor for the Environmental Protection Agency and, in such capacity, are exempt from liability under any federal law, including CERCLA, unless our conduct is negligent. Moreover, we may be entitled to indemnification from agencies of the U.S. government against liability arising out of the negligent performance of work in such capacity. We do not own any of the CERCLA sites.

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

For additional information regarding environmental matters, see “Risk Factors - We could be subject to liability under environmental laws,” later in Item 1 of this report.

RISK FACTORS

We are subject to a number of risks, including those enumerated below. Any or all of these risks could have a material adverse effect on our business, financial condition, results of operations and cash flows and on the market price of our common stock. See also “Note Regarding Forward-Looking Information,” earlier in Part I of this report.

The documents governing our indebtedness restrict our ability and the ability of some of our subsidiaries to engage in some business transactions.

On October 9, 2003, we obtained a new senior secured revolving credit facility (the “Credit Facility”), which provides for up to $350 million of loans and other financial accommodations. The credit agreement governing the Credit Facility restricts or places certain limits on our ability and the ability of some of our subsidiaries to, among other things:

•      incur or guarantee additional indebtedness;

•      declare or pay dividends on, redeem or repurchase capital stock;

•                  pay dividends or other distributions or transfer assets or make loans between us and some of our subsidiaries;

•                  make investments;

•                  incur or permit liens to exist;

•                  enter into transactions with affiliates;

•                  make material changes in the nature or conduct of our business;

•                  merge or consolidate with, or acquire substantially all of the stock or assets of, other companies;

•                  transfer or sell assets; and

•                  engage in sale-leaseback transactions.

The Credit Facility contains covenants that are typical for credit facilities of its size, type and tenor, such as requirements that we meet specified financial ratios and financial condition tests. Our ability to borrow under the

Credit Facility otherwise depends upon satisfaction of these covenants. Our ability to meet these covenants and requirements may be affected by events beyond our control.

Our failure to comply with obligations under the Credit Facility could result in an event of default under the facility. A default, if not cured or waived, could permit acceleration of any outstanding indebtedness. We cannot be certain that we will be able to remedy any default. If our indebtedness is accelerated, we cannot be certain that we will have funds available to pay the accelerated indebtedness or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all.

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

We are party to several regional labor agreements that expire between June 2006 and June 2007, as well as project-specific labor agreements that commit us to use union building trades on certain projects. If the industry were unable to negotiate with any of the unions, it could result in strikes, work stoppages or increased operating costs as a result of higher than anticipated wages or benefits. If the unionized workers engage in a strike or other work stoppage, or other employees become unionized, we could experience a disruption of our operations and higher ongoing labor costs, which could adversely affect portions of our businesses and our financial position, results of operations and cash flows. See “Employees” earlier in Part I of this report.

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

Our fixed-price contracts involve risks relating to our inability to receive additional compensation in the event the costs of performing those contracts prove to be greater than anticipated. Our cost of performing the contracts may be greater than anticipated due to uncertainties inherent in estimating contract completion costs, contract modifications by customers resulting in claims, failure of subcontractors and joint venture partners to perform and other unforeseen events and conditions. At December 31, 2004, approximately 36%, or $1.4 billion, of our backlog represented fixed-price and fixed-unit-price contracts. Any one or more of these risks could result in reduced profits or increased losses on a particular contract or contracts.

The U.S. government can audit and disallow claims for compensation under our government contracts, and can terminate those contracts without cause.

Government contracts, primarily with the U.S. Departments of Energy and Defense, are, and are expected to continue to be, a significant part of our business. We derived approximately 51% of our consolidated revenues in 2004 from contracts funded by the U.S. government. Allowable costs under government contracts are subject to audit by the U.S. government. To the extent that these audits result in determinations that costs claimed as reimbursable are not allowable costs or were not allocated in accordance with federal government regulations, we could be required to reimburse the U.S. government for amounts previously received. In addition, if we were to lose and not replace our revenues generated by one or more of the U.S. government contracts, our businesses, financial condition, results of operations and cash flows could be adversely affected.

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

One or a few clients have in the past and may in the future contribute a significant portion of our consolidated revenues in any one year or over a period of several consecutive years. In 2004, approximately 37% of our revenues were from the U.S. Department of Defense and approximately 14% of our revenues were from the U.S. Department of Energy. As our backlog frequently reflects multiple projects for individual clients, one major customer may comprise a significant percentage of our backlog at any point in time. For example, the U.S. Department of Defense, with which we have 97 contracts, represented an aggregate of 24% of our backlog at December 31, 2004, and the U.S. Department of Energy, with which we have 223 contracts, represented an aggregate of 16% of our backlog at December 31, 2004.

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

As of December 31, 2004, our backlog was approximately $4.0 billion. We cannot assure that the revenue projected in our backlog will be realized or, if realized, will result in profits. Projects may remain in our backlog for an extended period of time prior to project execution and, once project execution begins, it may occur unevenly over the current and multiple future periods. Although we have not experienced any significant cancellations, project terminations, suspensions or reductions in scope may occur from time to time with respect to contracts reflected in our backlog. Such backlog reductions would adversely affect the revenue and profit we actually receive from contracts reflected in our backlog.

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

In certain instances, including in some of our fixed-price contracts, we guarantee a customer that we will complete a project by a scheduled date. We sometimes also provide that the project, when completed, will achieve certain performance standards. If we subsequently fail to complete the project as scheduled, or if the project subsequently fails to meet the guaranteed performance standards, we may be held responsible for cost impacts to the client resulting from any delay or the costs to cause the project to achieve the performance standards. In most cases where we fail to meet contract-defined performance standards, we may be subject to agreed-upon liquidated damages. To the extent that these events occur, the total costs for the project would exceed our original estimates and we could experience reduced profits or in some cases, a loss for that project.

The success of our joint ventures is dependent on the performance of our joint venture partners of their contractual obligations.

We enter into various joint ventures as part of our engineering and construction business and project specific joint ventures. Success of these joint ventures depends largely on the satisfactory performance by our partners of their contractual obligations. If our joint venture partners fail to perform their contractual obligations as a result of financial or other difficulties, we may be required to make additional investments and provide additional services to ensure the adequate performance and delivery of the contracted services. These additional obligations could result in reduced profits or in losses for us.

Our international operations involve special risks.

We pursue project opportunities internationally through foreign and domestic subsidiaries as well as through agreements with domestic and foreign joint venture partners. Our international operations accounted for approximately 26% of our revenues in 2004, including 19% from work performed in the Middle East. Our foreign operations are subject to special risks, including:

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

Changes in environmental laws, regulations and programs, could reduce demand for our environmental services, which could negatively impact our revenues.

Our environmental business is driven by federal, state, local and foreign laws, regulations and programs related to pollution and environmental protection. Accordingly, a relaxation or repeal of these laws and regulations, or changes in governmental policies regarding the funding, implementation or enforcement of these programs, could result in a decline in demand for environmental services that could negatively impact our revenues.

Expiration of the Price-Anderson Act’s indemnification authority could have adverse consequences on our Power and Energy & Environment business units.

Our Power and Energy & Environment business units provide engineering, construction and operations and maintenance services in the nuclear power market, and approximately 11% of our backlog is derived from nuclear services. The Price-Anderson Act promotes and regulates the nuclear power industry in the United States. It comprehensively regulates the manufacture, use and storage of radioactive materials, and promotes the nuclear power industry by offering broad indemnification to nuclear power plant operators and certain Department of Energy contractors like us. While the Price-Anderson Act’s indemnification provisions are broad, it has not been determined whether they apply to all liabilities that might be incurred by a radioactive materials cleanup contractor. The Price-Anderson Act’s provisions with respect to indemnification of Department of Energy contractors under newly signed contracts extends through December 31, 2006. Congress has extended the expiration date of the Act in the past, and it is expected that it will extend the expiration date in the future beyond December 31, 2006.  Our business units could be adversely affected if the Price-Anderson Act is not extended beyond December 31, 2006 due to either the unwillingness of plant operators to retain us or our inability to obtain adequate indemnification and insurance because of the unavailability of the protections of the Price-Anderson Act.

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

As more fully discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview” in Item 7 of this report and in Note 1, “Significant Accounting Policies” of the Notes to Consolidated Financial Statements in Item 8 of this report, a substantial portion of our revenues are recognized using the percentage-of-completion method of accounting. Generally, the percentage-of-completion accounting practices we utilize result in our recognizing contract revenues and earnings ratably, based on the proportion of costs incurred to total estimated contract costs or on the proportion of labor hours or labor costs incurred to total estimated labor hours or labor costs. For certain long-term contracts, completion is measured on estimated physical completion or units of production.

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

Goodwill is included on our balance sheet and is a significant asset, totaling $307.8 million at December 31, 2004. If our goodwill were to be significantly impaired, we would be required to write-off the impaired amount. The write-off would negatively impact our earnings; however, it would not impact our cash flows. See Note 1, “Significant Accounting Policies” of the Notes to Consolidated Financial Statements in Item 8 of this report.

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

•      some of our agreements, including the disbursing agreement that we entered into in connection with our emergence from bankruptcy; and

•      Section 203 of the Delaware General Corporation law.

Under our stockholder rights plan, each share of our common stock is accompanied by a right that entitles the holder of that share, upon the occurrence of specified events that may be intended to effect a change in control, to purchase either additional shares of our common stock or shares of an acquiring company’s common stock at a price equal to one-half of the current market price of the relevant shares.

A number of provisions in our certificate of incorporation and bylaws also may make a change in control more difficult, including, among others, removal of directors only for cause, the elimination of our stockholders’ ability to fill vacancies on the board of directors and to call special meetings and supermajority stockholder amendments. In addition, our certificate of incorporation authorizes the issuance of up to 100 million shares of our common stock and 10 million shares of our preferred stock. Our board of directors has the power to determine the price and terms under which additional capital stock may be issued and to fix the terms of preferred stock. Existing stockholders will not have preemptive rights with respect to any of those shares.

On January 25, 2002, the date on which we emerged from bankruptcy protection pursuant to our Plan of Reorganization, we issued 5,000,000 shares of our common stock and warrants to acquire an additional 8,520,424 shares of our common stock, to a disbursing agent for the benefit of unsecured creditors in our bankruptcy. As of February 18, 2005, 3,458,726 shares of our common stock and 5,893,962 of warrants had been distributed to various unsecured creditors. Pending the distribution of the remaining shares to the unsecured creditors, the disbursing agreement requires the disbursing agent to vote the shares held by the disbursing agent as recommended by our board of directors, unless the reorganization plan committee established in connection with our bankruptcy directs it to vote the shares in proportion to the votes cast and abstentions claimed by all other stockholders eligible to vote on the particular matter.

Since March 6, 2003, our common stock has been quoted on the NASDAQ National Market®. As a result, Section 203 of the Delaware General Corporation Law is applicable to us and generally limits the ability of major stockholders to engage in specified transactions with us that may be intended to effect a change in control.

Conversion of our outstanding exercisable securities will dilute the ownership interests of our existing stockholders and could adversely affect the market price of our common stock.

Pursuant to emergence from bankruptcy, we issued warrants to acquire shares of our common stock and we have issued stock options to our chairman and key employees under our long-term incentive program. As of December 31, 2004, we have 8,378,000 warrants outstanding and 6,005,000 options outstanding. All of the warrants expire in January 2006. The exercise of these warrants and options will dilute the ownership interests of our existing stockholders. Furthermore, any sales in the public market of the common stock issuable upon exercise of these warrants and options could adversely affect the prevailing market price of our common stock.

The significant demands on our cash resources could affect our ability to achieve our business plan.

We have substantial demands on our cash resources in addition to operating expenses and interest expense, principally capital expenditures. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition and Liquidity,” in Item 7 of this report.

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

In line with industry practice, we are often required to provide performance and surety bonds to customers under fixed-price contracts. These bonds indemnify the customer should we fail to perform our obligations under the contract. If a bond is required for a particular project and we are unable to obtain an appropriate bond, we cannot pursue that project. We have bonding capacity but, as is typically the case, the issuance of a bond is at the surety’s sole discretion. Moreover, due to events that affect the insurance and bonding markets generally, bonding may be more difficult to obtain in the future or may only be available at significant additional cost. There can be no assurance that bonds will continue to be available to us on reasonable terms. Our inability to obtain adequate bonding and, as a result, to bid on new work could have a material adverse effect on our businesses, financial condition, results of operations and cash flows.

Unavailability of insurance coverage could have a negative impact on our operations and results.

We maintain insurance coverage as part of our overall risk management strategy and due to requirements to maintain specific coverage in our financing agreements and in most of our construction contracts. Although we have been able to obtain insurance coverage to meet our requirements in the past, there is no assurance that such insurance coverage will be available in the future.

ITEM 2.  PROPERTIES

We do not own significant real property for operations. Our principal administrative office facilities located in Boise, Idaho; Aiken, South Carolina; Denver, Colorado; Princeton, New Jersey; Birmingham, Alabama; and Arlington, Virginia are leased under long-term, noncancelable leases expiring at various dates through 2012. As of December 31, 2004, we owned more than 2,300 units of heavy and light mobile construction, environmental remediation and contract mining equipment. We consider our construction, environmental remediation and mining equipment and leased administrative and engineering facilities to be well maintained and suitable for our current operations.

As of December 31, 2004, our principal facilities were as follows:

Property location	Facility Sq. Ft.	Owned/Leased	Segment/ Business Unit*	Usage

Aiken, SC	96,250	Leased	6,5	Business unit headquarters/engineering
Arlington, VA	25,009	Leased	2,5,6,7	Business unit headquarters/regional office
Bellevue, WA	16,991	Leased	2,4	Area office
Birmingham, AL	140,635	Leased	4,8	Business unit headquarters/regional office
Boise, ID	50,511	Leased	7	Records/retention center
Boise, ID (a)	190,583	Leased	1,2,4,6,7,8	Corporate/business unit headquarters
Boothwyn, PA	14,400	Leased	4	Office
Bucharest, Romania	48,438	Leased	1,2,4,5,8	Engineering
Carlsbad, NM	200,260	Leased	6	Office/warehouse/container fabrication
Cleveland, OH	88,775	Leased	4,5,8	Engineering
Denver, CO	227,987	Leased	1,2,3,4,5,6,7,8	Business unit headquarters/regional office
Downers Grove, IL	13,888	Leased	1,4	Office/engineering
Hato Rey, Puerto Rico	16,100	Leased	4	Office/engineering
Highland, CA	17,400	Owned	2	Regional office/equipment yard
Irvine, CA	13,752	Leased	2,4,8	Area office/engineering
Joliet, IL	43,560	Leased	2	Storage yard/warehouse
Las Vegas, NV	217,800	Leased	2	Storage yards
Los Alamos, NM	14,600	Leased	6	Long-term project office
Monmouth Junction, NJ	10,000	Leased	1,4	Office/warehouse
New York, NY	28,331	Leased	1,2,8	Area office
Perris, CA	413,820	Leased	2	Office/precast concrete fabrication
Petaluma, CA	43,800	Owned	2	Office/precast concrete fabrication
Princeton, NJ	368,245	Leased	1,2,4,6,8	Business unit headquarters/regional offices/engineering
San Ramon, CA	13,056	Leased	2	Regional office
Warrington, England	51,836	Leased	4,6	Office
Whitehall, AR	129,640	Leased	6	Warehouse

* Segment/business unit:

1 - Power

2 - Infrastructure

3 - Mining

4 - Industrial/Process

5 - Defense

6 - Energy & Environment

7 – Corporate

8 – Operations centers used by all business units

(a)          An extension through 2015 of the lease for the Boise, ID corporate and business unit headquarters was signed in January 2005.

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

The outcome of these claims, including the adequacy of insurance coverage, cannot be predicted with certainty. Prior to receiving and reviewing the insurance policies, we believed that the annual range of reasonably possible additional loss, including related legal costs, was zero to $1.2 million. After analyzing the recently obtained insurance policies and reviewing the solvency of the insurance carriers, we believe the most likely annual loss to be at the lower end of the range.

As previously reported, we were sued in the Supreme Court of New York, County of Kings in connection with construction management and inspection services performed by Washington Infrastructure, Inc. for a new school facility for the School Construction Authority of the City of New York by the prime contractor. This suit, Trataros Construction, Inc. et al. v. The New York City School Construction Authority et al., Index No. 20213/01, has been in the discovery stage for years and there have been no material developments in the proceedings in some time. To the extent there are additional material developments in this suit, we will discuss them in future reports under the Exchange Act.

We also incorporate by reference the information regarding legal proceedings set forth under the caption “Legal Matters” in Note 13, “Contingencies and Commitments” of the Notes to Consolidated Financial Statements in Item 8 of this report.

Our reorganization case is In re Washington Group International, Inc. and Related Cases, Docket No. BK-N 01-31627-GWZ, in the U.S. Bankruptcy Court for the District of Nevada.

The litigation related to the Old MK 401(k) Plan discussed under the caption “Legal Matters” and referred to as “ERISA Litigation” in Note 13, “Contingencies and Commitments” of the Notes to Consolidated Financial Statements in Item 8 of this report refers to John B. Blyler, et al., v. William J. Agee, et al., Case No. CIV97-0332-S-BLW, in the U.S. District Court for the District of Idaho.

The qui tam lawsuit discussed under the caption “Legal Matters” and referred to as “Tar Creek Litigation” in Note 13, “Contingencies and Commitments” of the Notes to Consolidated Financial Statements in Item 8 of this report refers to United States ex. rel. Lovelace  et. al. v. Washington Group International, Inc., Case No. 00-CV-61 EA(M) in the U.S. District Court for the Northern District of Oklahoma.

The lawsuit relating to our USAID-financed projects in Egypt discussed under the caption “Legal Matters” and referred to as “Litigation and Investigation related to USAID Egyptian Projects” in Note 13, “Contingencies and Commitments” of the Notes to Consolidated Financial Statements in Item 8 of this report refers to United States of American v. Washington Group International, Inc., et al., Case No.  CIV-04545S-EJL in the U.S. District Court for the District of Idaho.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We submitted no matters to a vote of our stockholders during the fourth quarter of 2004.

PART II

ITEM 5.               MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

On January 25, 2002, the date on which we emerged from bankruptcy protection pursuant to our Plan of Reorganization, all of our then-existing equity securities, including our common stock, were canceled and extinguished, and 25,000,000 shares of newly issued common stock were issued, including 5,000,000 shares allocated to the unsecured creditor pool.

From its issuance on January 25, 2002 until March 6, 2003, our common stock traded in the over-the-counter market. The price of our common stock was quoted by the Pink Sheets® quotation service under the ticker symbol “WNGXQ” until July 30, 2002 when the OTC Bulletin Board® began quotation of our common stock under the ticker symbol “WGII.” Our common stock began trading on the NASDAQ National Market® under the ticker symbol “WGII” on March 6, 2003.

At the close of business on February 18, 2005, we had 25,595,718 shares of common stock issued and outstanding. Of the 5,000,000 shares allocated to the unsecured creditor pool, 3,458,726 shares have been distributed to various unsecured creditors and the remaining 1,541,274 shares will be distributed as the claim pool is resolved. As part of the Plan of Reorganization, 8,520,424 stock purchase warrants were issued and awarded to the unsecured creditor pool of which, at the close of business on February 18, 2005, 5,893,962 warrants had been distributed to various unsecured creditors and the remaining 2,626,462 warrants will be distributed as the claim pool is resolved. In connection with a legal settlement with an unsecured creditor, 26,010 shares of common stock and 44,320 warrants have been returned to us. See the discussion under the caption “Legal Matters - ERISA Litigation” in Note 13, “Contingencies and Commitments,” of the Notes to Consolidated Financial Statements in Item 8 of this report for information about the Blyler v. Agee settlement.

The following tables set forth the high and low prices per share of our common stock for each quarterly period in 2004 and 2003.

Common stock market prices

2004 quarters ended (2)	April 2 2004	July 2 2004	October 1 2004	December 31 2004
High	$40.20	$38.40	$36.50	$41.34
Low	32.57	31.47	30.75	31.40

2003 quarters ended	April 4 2003 (1)	July 4 2003 (2)	October 3 2003 (2)	January 2 2004 (2)
High	$17.75	$23.15	$27.95	$34.33
Low	14.35	17.38	21.59	26.85

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

Holders

The number of holders of our voting common stock at February 28, 2005 was approximately 6,100. This number does not include all beneficial owners of our common stock held in the name of a nominee.

Dividends

We have not paid a cash dividend since the first quarter of fiscal 1994 and do not intend to pay cash dividends in the near term. Our credit facility has specified restrictions on dividend payments. For a more detailed discussion, see Note 8, “Credit Facility” of the Notes to Consolidated Financial Statements in Item 8 of this report.

Recent Sales of Unregistered Equity Securities

We did not sell any unregistered equity securities during 2004.

ITEM 6.  SELECTED FINANCIAL DATA

(In millions, except per share data)

As of February 1, 2002, in connection with our emergence from bankruptcy protection, we adopted fresh-start reporting pursuant to the guidance provided by the American Institute of Certified Public Accountants Statement of Position (“SOP”) 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. In connection with the adoption of fresh-start reporting, we created a new entity for financial reporting purposes. The effective date of our emergence from bankruptcy is considered to be the close of business on February 1, 2002 for financial reporting purposes. In the tables below, the periods presented through February 1, 2002 have been designated “Predecessor Company.”

Effective December 29, 2001, we changed our fiscal year to the 52/53 weeks ending on the Friday closest to December 31 from the 52/53 weeks ending on the Friday closest to November 30.

				Predecessor Company
	Year Ended December 31, 2004	Year Ended January 2, 2004	Eleven Months Ended January 3, 2003	One Month Ended February 1, 2002		One Month Ended December 28, 2001		Year Ended November 30, 2001		Year Ended December 1, 2000 (a)
OPERATIONS SUMMARY
Revenue	$2,915.4	$2,501.2	$3,311.6	$349.9		$308.3		$4,041.6		$3,090.8
Gross profit (loss)	150.0	176.3	149.0	11.1		.2		97.7		(94.7	)(b)
Equity in income of unconsolidated affiliates	26.9	25.5	27.4	3.1		1.3		17.9		13.1
Operating income (loss)	118.0	150.5	131.7	9.4		(31.8)		18.3		(1,351.5	)(c)
Extraordinary item –gain on debt discharge	—	—	—	567.2	(d)	—		—		—
Net income (loss)	51.1	42.1	37.7	522.2		(26.0)		(85.0)		(859.4)
Income per common share:
Basic	2.02	1.68	1.51	—	(e)	—	(e)	—	(e)	—	(e)
Diluted	1.86	1.66	1.51	—	(e)	—	(e)	—	(e)	—	(e)
Shares used to compute income per common share:
Basic	25.3	25.0	25.0	—	(e)	—	(e)	—	(e)	—	(e)
Diluted	27.4	25.3	25.0	—	(e)	—	(e)	—	(e)	—	(e)

FINANCIAL POSITION SUMMARY AT END OF PERIOD
Current assets	$949.3	$789.0	$731.1	$1,072.4		$1,191.8		$1,203.0		$1,581.3
Total assets	1,588.2	1,410.5	1,415.4	1,783.4		2,133.9		2,140.4		2,656.0
Current liabilities	621.9	532.5	585.7	962.3		596.1		625.9		1,958.6
Liabilities subject to compromise	—	—	—	—		1,950.3		1,928.2		—
Long-term debt	—	—	—	40.0		—		—		692.9
Minority interests	47.9	48.5	56.1	78.0		75.8		76.5		79.7
Stockholders’ equity (deficit)	732.9	660.9	596.8	550.0		(576.9)		(551.5)		(464.9)

(a)          On July 7, 2000, we acquired RE&C in a transaction accounted for as a purchase; accordingly, the results of operations of RE&C have been included in our operations from the date of the acquisition. See Items 1 and 7 of this report and Note 3, “Acquisition, Reorganization Case and Fresh-start Reporting” of the Notes to Consolidated Financial Statements in Item 8 of this report.

(b)         Gross profit (loss) during the year ended December 1, 2000 includes $141.0 of adjustments to the allocation of the RE&C purchase price to the net assets acquired for items that we believe were additional misstatements, based on subsequent information we obtained, but that were not included in an arbitration claim against the Sellers, including adjustments to estimates at completion on contracts and increases in self-insurance reserves.

(c)          Operating loss during the year ended December 1, 2000 includes adjustments for items discussed in (b) and a $444.1 impairment of an arbitration claim receivable from the Sellers. In addition, we analyzed for impairment the assets acquired in the acquisition of RE&C, including goodwill. Based upon the results of our analysis, we recorded an impairment of $747.5 of acquired assets.

(d)         Extraordinary item consists of the gain on debt discharge of $1,460.7, less the value of common stock and warrants issued of $550.0, net of income tax of $343.5, upon emergence from bankruptcy. See Note 3, “Acquisition, Reorganization Case and Fresh-start Reporting” of the Notes to Consolidated Financial Statements in Item 8 of this report.

(e)          Net income per share is not presented for these periods as it is not meaningful because of the revised capital structure of the Successor Company.

ITEM 7.               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto in Item 8 of this report. The following analysis contains forward-looking statements about our future expectations and potential revenues, and operating results. See “Note Regarding Forward-Looking Statements” for a discussion of the risks and uncertainties affecting these statements and “Risk Factors” in Item 1 of this report.

References in our management’s discussion and analysis to 2004 are for the year ended December 31, 2004.  References to 2003 are for the year ended January 2, 2004. References to 2002 are for the one month ended February 1, 2002, which preceded our emergence from bankruptcy protection, combined (on a pro forma basis) with the post-emergence eleven months ended January 3, 2003.

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

CRITICAL ACCOUNTING POLICIES AND RELATED CRITICAL ACCOUNTING ESTIMATES

Our accounting and financial reporting policies are in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet date, and the reported amounts of revenue and expenses during the reporting period. Although our significant accounting policies are described in Note 1, “Significant Accounting Policies” of the Notes to Consolidated Financial Statements in Item 8 of this report, the following discussion is intended to describe those accounting policies most critical to the preparation of our consolidated financial statements. The development and selection of the critical accounting policies, related critical accounting estimates and the disclosure below have been reviewed with the audit review committee of our board of directors. There were no changes in our critical accounting policies during the year ended December 31, 2004.

Revenue recognition. We follow the provisions of SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. We recognize revenue on engineering and construction-type contracts using the percentage-of-completion method of accounting whereby revenue is recognized as performance under the contract progresses. For most of our fixed-price and target-price contracts, we use a cost-to-cost approach to measure progress towards completion. Under the cost-to-cost method, we make periodic estimates of our progress towards completion by comparing costs incurred to date with total estimated contract costs. Revenue is then calculated on a cumulative basis (project-to-date) as the total contract value multiplied by the current percentage complete. Revenue for a reporting period is calculated as the cumulative project-to-date revenue less project revenue recognized in prior periods. However, we defer profit recognition on fixed-price and certain target-priced construction contracts until progress is sufficient to estimate the probable outcome, which generally does not occur until the project is at least 20% complete. Fixed-price contracts accounted for 28% of our total revenue for the year ended December 31, 2004.

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

The amount of revenue recognized depends on whether the contract or project is determined to be an “at-risk” or an “agency” relationship between the client and us. Determination of the relationship is based on characteristics of the contract or the relationship with the client. For “at-risk” relationships, the gross revenue and the costs of materials, services, payroll, benefits, non-income tax and other costs are recognized in our statement of income. For “agency” relationships, where we act as an agent for our client, only fee revenue is recognized, meaning that direct project costs and the related reimbursement from the client are netted.

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

Change orders and claims. Once contract performance is underway, we often experience changes in conditions, client requirements, specifications, designs, materials and work schedule. Generally, a “change order” will be negotiated with our customer to modify the original contract to approve both the scope and price of the change. Occasionally, however, disagreements arise regarding changes, their nature, measurement, timing and other characteristics that impact costs and revenue under the contract. When a change becomes a point of dispute between our customer and us, we then consider it as a claim.

Costs related to change orders and claims are recognized when they are incurred. Change orders are included in total estimated contract revenue when it is probable that the change order will result in a bona fide addition to contract value and can be reliably estimated. Claims are included in total estimated contract revenue, only to the extent that contract costs related to the claim have been incurred, when it is probable that the claim will result in a bona fide addition to contract value and can be reliably estimated. No profit is recognized on claims until final settlement occurs. This can lead to a situation where costs are recognized in one period and revenue is recognized when customer agreement is obtained or claim resolution occurs, which can be in subsequent periods. We recognized $30.4 million, $35.2 million and $15.4 million of claim revenue during 2004, 2003 and 2002, respectively. Substantially all claims were settled and collected during each respective period for which claim revenue was recognized. Additional contract related costs, including subcontractors’ share of claim settlements, of $1.9 million, $9.0 million, and $2.6 million for 2004, 2003, and 2002, respectively, reduced the impact on operating income of the claim settlements disclosed above.

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

Goodwill. Effective February 1, 2002, in conjunction with fresh-start reporting, we used the purchase method of accounting to allocate our reorganization value of $550 million to our net assets, based on estimates of fair value, with the excess being recorded as goodwill. As of December 31, 2004, we have $307.8 million of goodwill. Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, goodwill is no longer amortized but is to be tested for impairment at least annually. We regularly evaluate whether events and circumstances have occurred which may indicate a possible impairment of goodwill and perform the annual impairment test for all of our reporting units each October. In conducting the impairment test, we apply various techniques to estimate the fair value of our reporting units. These techniques are inherently subjective, and the resulting values are not necessarily representative of the values we might obtain in a sale of our reporting units to a willing third party. Based on our annual review of the recoverability of goodwill as of October 31, 2004, we determined that our goodwill is not impaired. However, our businesses are cyclical and subject to competitive pressures. Therefore it is possible that the goodwill values of our business units could be adversely impacted in the future by these or other factors and that a significant impairment adjustment, which would reduce earnings and potentially affect debt covenants, could be required in such circumstances.

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

Government funded contracts are, and are expected to continue to be, a significant part of our business. We derived 51% of our consolidated operating revenues in 2004 from contracts with the U.S. government, including 19% from work performed in the Middle East. Allowable costs under U.S. government contracts are subject to audit by the government. To the extent that these audits result in determinations that costs claimed as reimbursable are not allowable costs or were not allocated in accordance with federal regulations, we could be required to reimburse the government for amounts previously received. We also have a number of U.S. government contracts which extend beyond one year and for which government funding has not yet been approved. All U.S. government contracts and some foreign contracts are subject to unilateral termination at the convenience of the customer. However, we have not experienced any unilateral termination of U.S. government contracts within the recent past.

Estimating liabilities and costs associated with such claims, guarantees, litigation and audits and investigations requires judgment and assessment based on professional knowledge and experience of our management and legal counsel. In accordance with SFAS No. 5, Accounting for Contingencies, amounts are recorded as charges to earnings when we determine that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The ultimate resolution of any such exposure may vary from earlier estimates as further facts and circumstances become known. We maintain reserves for both self-insured claims that are known as well as for self-insured claims that are believed to have been incurred based on actuarial analysis, but have not yet been reported to our claims administrators. We include any adjustments to such insurance reserves in our consolidated results of operations.

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

There are three unique aspects of our approach to recording new work and backlog:

•                  Government contracts - Most of our government contracts cover several years. However, funding for the contracts is subject to annual appropriations by Congress. To account for the risk that future amounts may not be appropriated, we only include the most immediate two years of forecast revenue in our backlog. Therefore, as time passes and appropriations occur, additional new work is recorded on existing government contracts. At December 31, 2004, U.S. government funded contracts comprised approximately 40% of our total backlog.

•                  Mining contracts - Mining contracts span varying periods of time up to the life of the resource. For new work and backlog purposes, we limit the amount recorded to five years. Similar to our practices with government contracts, as time passes, we recognize additional new work as commitments for that future work are firmed up. At December 31, 2004, mining contracts comprised approximately 13% of our total backlog.

•                  At-risk and agency contracts - The amount of new work and related backlog recognized depends on whether the contract or project is determined to be an “at-risk” or “agency” relationship between the client and us. For “at-risk” relationships, the expected gross revenue is included in new work and backlog. For relationships where we act as an agent for our client, only the expected net fee revenue is included in new work and backlog. At December 31, 2004, agency contracts comprised approximately 7% of our total backlog.

Joint ventures and equity investments are utilized when contracts are executed jointly through partnerships and joint ventures with unrelated third parties.

•                  Joint ventures. A large part of our work on large construction and engineering projects is performed through unincorporated joint ventures with one or more partners. For those in which we control the joint venture by contract terms or other means, the assets, liabilities and results of operations of the joint venture are fully consolidated in our financial statements, and the minority interests of third parties are separately deducted in our financial statements. For those construction joint ventures in which we do not control the joint venture, we report our pro rata portion of revenue and costs, but the balance sheet reflects only our net investment in the project. Joint ventures not involving construction or engineering activities, and which we do not control, are reported using the equity method of accounting in which we record our portion of the joint venture’s net income or loss as equity in income or loss of unconsolidated affiliates and our investment on the balance sheet reflects our original investment, at cost, as adjusted for our equity in the income or loss of the joint venture.

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

Unbilled receivables include costs incurred on projects, together with any profit recognized on projects using the percentage-of-completion method, and represents work performed but not yet billed pursuant to contract terms or billed after the accounting period cut-off occurred.

Billings in excess of cost and estimated earnings on uncompleted contracts represent amounts actually billed to clients, and perhaps collected, in excess of costs incurred and profits recognized on a project. Also, in limited situations, we negotiate substantial advance payments as a contract condition. These advance payments are reflected in billings in excess of cost and estimated earnings on uncompleted contracts. Provisions for losses on contracts, reclamation reserves on mining contracts and reserves for punch-list costs, demobilization and warranty costs on contracts that have achieved substantial completion and reserves for audit and contract closing adjustments on U.S. government contracts are also included in billings in excess of cost and estimated earnings on uncompleted contracts.

Estimate at completion is a financial forecast of a project that indicates the best current estimate of total revenues and profits at the point in time when the project will be completed. If a project estimate at completion indicates that a project will incur a loss, a provision for the entire loss on the contract is recognized currently.

General and administrative expenses include executive and corporate functions, such as legal, human resources and finance and accounting.

Self-insurance reserves are maintained for uninsured business risks. We carry substantial premium-paid, traditional insurance for our various business risks; however, we do self-insure the lower level deductibles for workers’ compensation and general, automobile and professional liability. As such, we carry self-insurance reserves on our balance sheet. The current portion of the self-insurance reserves is included in other accrued liabilities.

Minority interest reflects the equity investment by third parties in certain subsidiary companies and joint ventures that we have consolidated in our financial statements, and is comprised primarily of BNFL’s interest in the Westinghouse Businesses.

Government contract costs are incurred under some of our contracts, primarily in our Defense, Energy & Environment, and Infrastructure business units. We have contracts with the U.S. government that contain provisions requiring compliance with the U.S. Federal Acquisition Regulations and the U.S. Cost Accounting Standards. The allowable costs we charge to those contracts are subject to adjustment upon audit by various agencies of the U.S. government. Audits of indirect costs are complete through 2000. Audits of 2001 and 2002 indirect costs are in process. We have prepared and submitted cost impact statements for 1989 through 1998 that have been audited by the U.S. government. We are currently negotiating the resolution of certain proposed audit adjustments to the cost impact statements. We are also in the process of preparing cost impact statements for 1999 through 2004. While we have recorded reserves for amounts we believe may be owed to the U.S. government under cost reimbursable contracts, actual results may differ from our estimates.  We believe that the results of indirect cost audits and cost impact assessments will not have a material adverse effect on our financial position, results of operations or cash flows.

Pension and post-retirement benefit obligations include defined benefit pension plans that primarily cover certain groups of employees of the Westinghouse Businesses.  We make actuarially-computed contributions as necessary to adequately fund benefits for these plans. We also provide benefits under company-sponsored retiree health care and life insurance plans for certain groups of employees of the Westinghouse Businesses. The retiree health care plans require retiree contributions and contain other cost-sharing features. The retiree life insurance plan provides basic coverage on a noncontributory basis.  We also sponsor certain frozen benefit plans for certain groups of employees and retirees other than the Westinghouse Businesses. Depending on the plan, the retirees are entitled to health care, life insurance, or retirement benefits.  Some of the plans require retiree contributions.

REORGANIZATION CASE AND FRESH-START REPORTING

On May 14, 2001, due to near-term liquidity problems resulting from our acquisition of RE&C, Washington Group International and several but not all of its direct and indirect subsidiaries filed voluntary petitions to reorganize under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Nevada (Case No. BK-N-01-31627). The various legal entities that filed for bankruptcy are collectively referred to hereafter as the “Debtors.” The individual bankruptcy cases were administered jointly. Each of the Debtors continued to operate its business and manage its property as a debtor-in-possession pursuant to sections 1107 and 1108 of the U.S. Bankruptcy Code during the pendency of the cases. For a more detailed discussion, see our current report on Form 8-K filed May 29, 2001.

On December 21, 2001, the bankruptcy court entered an order confirming the Plan of Reorganization. For a more detailed discussion, see our current report on Form 8-K filed January 4, 2002.

On the January 25, 2002 (the “Effective Date”), we emerged from bankruptcy protection pursuant to our Plan of Reorganization. We also entered into a secured $350 million, 30-month revolving credit facility to fund our working capital requirements and obtained bonding capacity to take on new projects. Under our Plan of Reorganization, on the Effective Date, all our equity securities existing prior to the Effective Date were canceled and extinguished; we issued an aggregate 25,000,000 shares of common stock; we issued warrants to purchase an additional aggregate 8,520,424 shares of common stock; we filed an amended and restated certificate of incorporation and adopted amended and restated bylaws; we adopted new stock option plans and granted options under those plans for an aggregate 4,417,000 shares of common stock, including options granted to Dennis R. Washington, our chairman, to purchase an aggregate 3,224,100 shares of common stock; and we entered into various other agreements.

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

As of February 1, 2002, we adopted fresh-start reporting pursuant to the guidance provided by SOP 90-7. In connection with the adoption of fresh-start reporting, we created a new entity for financial reporting purposes. The effective date of our emergence from bankruptcy protection is considered to be the close of business on February 1, 2002 for financial reporting purposes. The periods presented through February 1, 2002 have been designated “Predecessor Company.”

These events are discussed in greater detail in Note 3, “Acquisition, Reorganization Case and Fresh-start Reporting” of the Notes to Consolidated Financial Statements in Item 8 of this report and are discussed in our annual reports on Form 10-K for the fiscal years ended December 1, 2000, November 30, 2001 and January 3, 2003.

BUSINESS UNIT NEW WORK AND BACKLOG

New work for each business unit, which represents additions to backlog for the period, is presented below:

	Three months ended		Year ended
NEW WORK (In millions)	December 31, 2004	January 2, 2004	December 31, 2004	January 2, 2004
Power	$266.1	$154.9	$854.0	$706.5
Infrastructure	136.1	205.1	959.8	868.2
Mining	(50.0)	108.0	216.3	265.3
Industrial/Process	87.7	64.6	434.5	405.6
Defense	291.1	161.5	723.4	500.2
Energy & Environment	114.7	58.0	442.1	434.5
Other	(1.9)	(4.6)	(6.1)	5.3
Total new work	$843.8	$747.5	$3,624.0	$3,185.6

The following table summarizes our changes in backlog for each of the periods presented:

	Three months ended		Year ended
CHANGES IN BACKLOG (In millions)	December 31, 2004	January 2, 2004	December 31, 2004	January 2, 2004
Beginning backlog	$3,928.2	$3,201.8	$3,322.5	$2,755.1
New work	843.8	747.5	3,624.0	3,185.6
Backlog sold and other adjustments	—	—	—	(91.5)
Revenue and equity income recognized	(767.9)	(626.8)	(2,942.4)	(2,526.7)
Ending backlog	$4,004.1	$3,322.5	$4,004.1	$3,322.5

Backlog at December 31, 2004, October 1, 2004 and January 2, 2004 consisted of:

BACKLOG (In millions)	December 31, 2004	October 1, 2004	January 2, 2004
Power	$716.4	$641.1	$496.7
Infrastructure	1,121.3	1,182.1	1,053.5
Mining	516.1	601.5	435.2
Industrial/Process	293.5	305.9	254.4
Defense	869.7	713.8	641.6
Energy & Environment	487.1	483.8	441.1
Total backlog	$4,004.1	$3,928.2	$3,322.5

New work and backlog

At December 31, 2004, our backlog was $4,004.1 million, an increase of $75.9 million and $681.6 million from the third quarter and the beginning of 2004, respectively. Backlog on government contracts includes only two years’ worth of the portions of such contracts that are currently funded or which management is highly confident will be funded. In this regard, the reported backlog at December 31, 2004 excludes $2.1 billion of government contracts in progress for work to be performed beyond December 2006. Approximately $2.1 billion, or 52.6%, of backlog at December 31, 2004 is expected to be recognized as contract revenue or as equity in income of unconsolidated affiliates in 2005. Our backlog at the end of 2004 consisted of approximately 64% cost-type and 36% fixed-price contracts compared with 58% cost-type and 42% fixed-price contracts at the end of 2003.

New work for the three months and year ended December 31, 2004 includes the following significant contracts:

(In millions)	Three months Ended December 31, 2004	Year ended December 31, 2004
Power
Middle East task orders	$197.4	$314.2
Plant modification contract in Wisconsin	—	180.3
Engineering, procurement and construction contract in Puerto Rico	—	154.8
Infrastructure
Light rail extension in California	—	300.3
Middle East task orders	51.9	215.2
Highway interchange in California	—	186.0
Mining
Copper mining contract in Nevada	—	118.4
Industrial Process
Facilities operation and management contract	—	67.0
Food/Beverage facility construction contract	—	54.0
Defense
Threat reduction project in the former Soviet Union	156.2	251.3
Chemical demilitarization contract continuations	129.5	434.2
Energy & Environment
Department of Energy operations, maintenance and management services contract continuations	47.7	148.7
Commercial consulting services	27.3	117.0

RESULTS OF OPERATIONS

On January 25, 2002, we emerged from Chapter 11 bankruptcy proceedings and implemented fresh-start reporting effective February 1, 2002. Accordingly, all assets and liabilities were adjusted to reflect their respective fair values. The consolidated financial statements after that date are those of a new reporting entity and are not comparable to the pre-emergence periods. However, to better describe the results of a complete operating cycle, we have combined the eleven months ended January 3, 2003 (post-emergence) with the month ended February 1, 2002 (pre-emergence). Comparisons of pre-emergence financial data to post-emergence financial data are not meaningful. The following table is included solely to facilitate our analysis and discussion of results of operations.

	Three months ended		Year ended
(In millions)	December 31, 2004	January 2, 2004	December 31, 2004	January 2, 2004	Pro forma (a) January 3, 2003
Revenue	$761.4	$620.9	$2,915.4	$2,501.2	$3,661.5

Gross profit	$35.9	$37.4	$150.0	$176.3	$160.1
Equity in income of unconsolidated affiliates	6.5	5.9	26.9	25.5	30.5
General and administrative expenses	(18.0)	(20.2)	(60.4)	(57.5)	(52.3)
Other operating income	1.5	4.9	1.5	6.2	2.8
Operating income	25.9	28.0	118.0	150.5	141.1
Investment income	1.0	.4	2.7	1.8	1.3
Interest expense	(3.1)	(4.3)	(14.6)	(24.6)	(28.0)
Write-off of deferred financing fees	—	(9.8)	—	(9.8)	—
Other income (expense), net	(1.9)	(.7)	(1.5)	(2.1)	1.3
Income before reorganization items, income taxes, minority interests and extraordinary items	21.9	13.6	104.6	115.8	115.7
Reorganization items	—	(1.2)	1.2	(4.9)	(75.2)
Income tax expense	(5.5)	(5.5)	(39.5)	(46.9)	(26.1)
Minority interests in income of consolidated subsidiaries	(3.9)	(4.7)	(15.2)	(21.9)	(21.7)
Income (loss) before extraordinary items	12.5	2.2	51.1	42.1	(7.3)
Extraordinary item: debt discharge, net of tax	—	—	—	—	567.2
Net income	$12.5	$2.2	$51.1	$42.1	$559.9

(a)          For an explanation of pro forma adjustments, see “Reconciliation of GAAP to Pro forma Summary Financial Data” provided below.

RECONCILIATION OF GAAP TO PRO FORMA SUMMARY FINANCIAL DATA

Our financial results for the year ended January 3, 2003 presented and discussed herein are pro forma in nature. The results of operations for the year ended January 3, 2003 combine the results of the reorganized company for the eleven months ended January 3, 2003 with pre-emergence results for the one month ended February 1, 2002.

(In millions)	Eleven months ended January 3, 2003	(Predecessor Company) One month ended February 1, 2002	Pro forma Twelve months ended January 3, 2003
Revenue	$3,311.6	$349.9	$3,661.5

Gross profit	$149.0	$11.1	$160.1
Equity in income of unconsolidated affiliates	27.4	3.1	30.5
General and administrative expenses	(48.1)	(4.2)	(52.3)
Restructuring charges	—	(.6)	(.6)
Other operating income	3.4	—	3.4
Operating income	131.7	9.4	141.1
Investment income	.9	.4	1.3
Interest expense	(26.8)	(1.2)	(28.0)
Other income (expense), net	1.8	(.5)	1.3
Income before income taxes, minority interests and bankruptcy related items	107.6	8.1	115.7
Reorganization items	(3.1)	(72.1)	(75.2)
Income tax (expense) benefit	(46.2)	20.1	(26.1)
Minority interests in income of consolidated subsidiaries	(20.6)	(1.1)	(21.7)
Income (loss) before extraordinary items	37.7	(45.0)	(7.3)
Extraordinary item: debt discharge, net of tax	—	567.2	567.2
Net income	$37.7	$522.2	$559.9

Reorganization items for the year ended January 3, 2003, consisted of charges to earnings of $(36.0) million related to “fresh-start” accounting and professional fees and expenses related to the bankruptcy proceeding of $(39.2) million, which together totaled $(75.2) million, or $(51.4) million after tax.

THREE MONTHS ENDED DECMEBER 31, 2004 COMPARED TO THE THREE MONTHS ENDED JANUARY 2, 2004

Revenue and operating income

Revenue for the three months ended December 31, 2004 increased $140.5 million or 23% from the comparable period in 2003. The increase in revenue is principally due to work performed under task orders with the USACOE in the Middle East, revenue from several new projects including new domestic power contracts, two new large highway projects in California, new mining contracts, a new decontamination and demolition contract and new threat reduction contracts, primarily in the former Soviet Union. In addition, revenue increased related to two large Department of Energy management service contracts. These increases in revenue were partially offset by a decline in revenue from the completion of several large design build infrastructure projects and chemical demilitarization contracts. Revenue from task orders in the Middle East for the three months ended December 31, 2004 and January 2, 2004, totaled $111.0 million and $55.6 million, respectively.

Operating income for the three months ended December 31, 2004 decreased $2.1 million from the comparable period in 2003. Operating income for the three months ended December 31, 2004 was impacted by several items in the Infrastructure business unit including a $10.7 million contract loss on a $186 million highway project in California which is less than 20% complete, an $8.2 million charge related to a legal matter on completed U.S. government funded international contracts dating back to the early 1990s and decreased earnings from engineering services. These losses were partially offset by $16.7 million of earnings from task orders in the Middle East. The Infrastructure charges were also partially offset by improved performance on two Department of Energy management services contracts. Operating income for the three months ended January 2, 2004 included a $6.8 million net recovery of a claim on a completed infrastructure construction contract and favorable earnings from the closeout and completion of two additional infrastructure contracts. In the three months ended January 2, 2004, we recorded a $5.4 million charge associated with unbilled indirect costs related to a completed chemical demilitarization project.

General and administrative expense

General and administrative expense for the three months ended December 31, 2004 declined $2.2 million from the comparable period in 2003. During the three months ended January 2, 2004, we recorded an expense of $6.2 million related to the extension of the term of previously granted options of our chairman, Dennis R. Washington. During the three months ended December 31, 2004, we incurred higher costs associated with complying with the Sarbanes-Oxley Act.

Write-off of deferred financing fees

During the three months ended January 2, 2004, we entered into an agreement replacing our senior secured revolving credit facility with a new credit facility. In connection with the termination of the senior secured revolving credit facility, we wrote off the remaining unamortized balance of the related deferred financing fees totaling $9.8 million. No such write-off occurred in 2004.

Income tax expense

The effective income tax rate for the three months ended December 31, 2004 and January 2, 2004 was 25.2% and 44.5%, respectively. The decline in the effective tax rate during the three months ended December 31, 2004, was due primarily to the impact from the ratification of the 2004 Protocol to U.S.-Netherlands Income Tax Treaty, which reduced our income tax expense by $3.6 million.

2004 COMPARED TO 2003

Revenue and operating income

Revenue for 2004 increased $414.2 million or 17%, compared to 2003. The increase was principally due to substantial infrastructure and power work performed under task orders with the USACOE in the Middle East totaling $556.3 million, an increase of $497.1 million from 2003, and revenue from new large highway projects, new domestic power contracts and new threat reduction contracts, primarily in the former Soviet Union. The increase in revenue was partially offset by a decline in revenue due to the completion of certain major contracts in the Power, Infrastructure, Defense and Energy & Environment business units.

Operating income for 2004 declined $32.5 million from 2003.  Operating income was impacted by several items including contract losses on three highway projects totaling $44.3 million, the winding down or completion of certain major projects in the Power, Infrastructure and Energy & Environment business units and a fourth quarter charge of $8.2 million related to a legal matter on completed U.S. government funded international contracts. In addition, operating income in 2003 included the recognition of contract incentives, claim settlements and contract renegotiations. The decline in operating income was partially offset by an increase in earnings from task order work in the Middle East, earnings from new power and threat reduction contracts and the favorable renegotiation and improved performance on several Energy & Environment contracts.  A summary of the significant changes in operating income is included in the following table:

Operating Income for 2003	$150.5
Significant increases (decreases) in 2004 operating income:
Increase in earnings from Middle East task orders	41.7
Increase in earnings from other new contracts	19.1
Increase in earnings from ongoing projects	13.1
Decline in earnings from completion of contracts	(44.3)
Significant highway project losses	(44.3)
Increase in business unit business development overhead and general and administrative expenses	(10.2)
Other, including charges for legal issues	(7.6)
Net decrease for 2004	(32.5)
Operating income for 2004	$118.0

Revenue and operating income from the Middle East task orders successively declined during the second and third quarters of 2004 as compared to the first quarter of 2004 principally due to the substantial completion of a large task order in the first quarter. During the fourth quarter of 2004, revenue remained essentially unchanged from the second and third quarters; however, earnings increased significantly due to the resolution of funding and other related contingencies. In addition, the pace of awards of new task orders by the USACOE and other U.S. agencies slowed in the first and second quarters of 2004 as funding for task orders was diverted from reconstruction to security efforts in the Middle East. During the third and fourth quarters of 2004, awards of new task orders increased. We are unable to predict with certainty, the timing, probability and level of new work to be awarded which may cause future results to vary materially from our current results from these task orders.

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

Equity in income of unconsolidated affiliates

Equity in income of unconsolidated affiliates for 2004 increased by $1.4 million from 2003 generally due to improved performance. Equity earnings in 2004 from the MIBRAG mining venture in Germany, which accounts for a significant portion of our unconsolidated affiliates, were comparable to 2003. The quantity of coal shipments by MIBRAG in 2004 declined by 9% compared to 2003 resulting from planned maintenance outages by MIBRAG’s power plant customers that were of longer duration than those experienced in 2003. An increase in the average sales price per ton offset, in part, the decline in coal shipments. However, operating expenses, some related to lower volume, also offset the impact of lower shipments. A strengthening of the euro of approximately 10%, as compared to the U.S. dollar, offset an increase in MIBRAG’s municipal tax liability.

General and administrative expenses

General and administrative expenses for 2004 increased $2.9 million from 2003. The increase was principally due to costs associated with complying with the Sarbanes-Oxley Act and higher international business development costs. The increase was partially offset by a reduction in expense of $5.4 million as compared to 2003 related to the extension of the term of previously granted options of our chairman Dennis R. Washington.

Other operating income (expense), net

Other operating income (expense), net of $1.5 million in 2004, primarily consisted of a recovery related to a legal settlement. Other operating income (expense), net of $6.2 million in 2003 included a gain of $4.9 million from the April 2003 sale of the Technology Center, a gain of $3.2 million from the sale of coal leases, a gain of $1.5 million from the resolution of certain contingent issues related to the October 2002 sale of EMD offset by a charge of $3.4 million related to a legal settlement.

Interest expense

Interest expense for 2004 declined $10.0 million from 2003 due to improved terms under a new credit facility entered into in October 2003, as compared to the prior credit facility. On March 19, 2004 and again on August 5, 2004, we successfully amended the credit facility to include more favorable terms and reduce interest expense over the remaining term of the agreement.

Write-off of deferred financing fees

On October 9, 2003, we entered into an agreement replacing our prior senior secured revolving credit facility with a new credit facility. In connection with the termination of the senior secured revolving credit facility, we wrote off the remaining unamortized balance of the related deferred financing fees totaling $9.8 million.  No such write-off occurred in 2004.

Reorganization items

Reorganization items of $1.2 million for 2004 consisted of a reduction in estimated professional expenses to settle outstanding claims from our bankruptcy. During 2003, we recognized a charge of $4.9 million as a result of estimated additional professional fees and expenses to be incurred primarily by the unsecured creditors’ committee to settle outstanding claims in connection with our reorganization.

Income tax expense

The components of the effective tax rate for the various periods are shown in the table below:

	Year ended
	December 31, 2004	January 2, 2004
Federal tax rate	35.0%	35.0%
State tax	3.1	3.2
Nondeductible items	2.1	2.8
Foreign tax	(2.9)	1.3
Effective tax rate	37.3%	42.3%

The effective tax rate for 2004 decreased from 2003, primarily due to the impact of lower foreign taxes.  Foreign taxes for 2004 decreased substantially from 2003 due to a $3.6 million impact from the ratification of the 2004 Protocol to U.S.-Netherlands Income Tax Treaty.

Minority interests

Minority interests in income of consolidated subsidiaries for 2004 declined by $6.7 million from 2003. The majority of our minority interests relates to BNFL’s 40% ownership of the Westinghouse Businesses, which are included in the Energy & Environment business unit. Increases or decreases in income of our majority-owned subsidiaries result in a corresponding increase or decrease in the minority interest share of income from those operations. During 2004, a consolidated joint venture recorded a $10.7 million contract loss, of which $3.7 million related to the minority interest.

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

Interest expense

Interest expense in 2003 declined $3.4 million from 2002, primarily due to more favorable terms under our new credit facility that we entered into on October 9, 2003. Interest expense for 2003 consisted of $9.7 million of amortization of deferred financing fees paid in connection with the new credit facility and our prior senior secured revolving credit facility and $14.9 million of cash and accrued interest expense consisting primarily of letter of credit fees, commitment fees, fronting fees and administrative fees paid to the agent bank. Deferred financing fees paid in connection with the new credit facility are being amortized over the 48-month term of the facility. Letter of credit fees and commitment fees are recorded as interest expense.

Write-off of deferred financing fees

On October 9, 2003, we entered into an agreement replacing our prior senior secured revolving credit facility with a new credit facility. In connection with the termination of the senior secured revolving credit facility, we wrote off the remaining unamortized balance of the related deferred financing fees totaling $9.8 million.

Income tax expense

The components of the effective tax rate for the various periods are shown in the table below:

			Predecessor Company
	Year ended January 2, 2004	Eleven months ended January 3, 2003	One month ended February 1, 2002
Federal tax rate	35.0%	35.0%	35.0%
State tax	3.2	3.5	2.8
Nondeductible items	2.8	3.0	.4
Foreign tax	1.3	2.7	—
Effective tax rate	42.3%	44.2%	38.2%

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

Extraordinary item

During January 2002, an extraordinary gain of $567.2 million was recorded as a result of the discharge of liabilities of $1,460.7 million as part of our Plan of Reorganization, less the fair value of common stock and warrants issued of $550.0 million and income taxes of $343.5 million.

BUSINESS UNIT RESULTS

(In millions)

	Three months ended		Year ended
Revenue	December 31 2004	January 2, 2004	December 31, 2004	January 2, 2004	January 3, 2003 (Pro forma)
Power	$190.7	$119.4	$634.0	$511.8	$1,005.6
Infrastructure	196.6	184.1	891.1	585.9	789.4
Mining	29.3	18.9	109.8	84.2	68.5
Industrial/Process	100.0	95.2	394.7	430.3	594.9
Defense	135.2	127.5	495.3	506.1	557.1
Energy & Environment	111.5	80.4	396.6	385.5	637.2
Intersegment, eliminations and other	(1.9)	(4.6)	(6.1)	(2.6)	8.8
Total revenue	$761.4	$620.9	$2,915.4	$2,501.2	$3,661.5

Operating income (loss)
Power	$14.6	$8.3	$34.8	$39.0	$24.1
Infrastructure	(15.8)	16.1	(16.2)	32.3	21.3
Mining	6.7	9.6	33.4	33.5	32.3
Industrial/Process	1.6	(1.3)	17.8	2.5	(5.7)
Defense	12.6	8.2	40.1	49.8	44.1
Energy & Environment	23.0	13.2	73.1	69.9	89.8
Intersegment and other unallocated operating costs	1.2	(5.9)	(4.6)	(19.0)	(12.5)
General and administrative expenses	(18.0)	(20.2)	(60.4)	(57.5)	(52.3)
Total operating income	$25.9	$28.0	$118.0	$150.5	$141.1

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

(In millions) Revenue	Eleven months ended January 3, 2003	One month ended February 1, 2002	Year ended January 3, 2003 (Pro forma)
Power	$920.1	$85.5	$1,005.6
Infrastructure	707.2	82.2	789.4
Mining	63.3	5.2	68.5
Industrial/Process	534.9	60.0	594.9
Defense	495.0	62.1	557.1
Energy & Environment	584.7	52.5	637.2
Intersegment, eliminations and other	6.4	2.4	8.8
Total revenue	$3,311.6	$349.9	$3,661.5

(In millions) Operating income (loss)	Eleven months ended January 3, 2003	One month ended February 1, 2002	Year ended January 3, 2003 (Pro forma)
Power	$23.9	$.2	$24.1
Infrastructure	18.1	3.2	21.3
Mining	29.1	3.2	32.3
Industrial/Process	(6.0)	.3	(5.7)
Defense	42.2	1.9	44.1
Energy & Environment	84.1	5.7	89.8
Intersegment and other unallocated operating costs	(11.6)	(.9)	(12.5)
General and administrative expense, corporate	(48.1)	(4.2)	(52.3)
Total operating income	$131.7	$9.4	$141.1

2004 COMPARED TO 2003

Power

Revenue for 2004 increased $122.2 million, or 24%, from 2003. The increase in revenue was primarily due to work in the Middle East totaling $152.0 million and new major domestic fossil and nuclear power projects including the construction of new generation power plants in Wisconsin and Puerto Rico, reactor containment vessel head and steam generator replacement projects in South Carolina, Minnesota and Florida, and a plant modification and maintenance project in Wisconsin. The increase in revenue for 2004 was partially offset by a decline in revenue from the winding down and completion of two new generation power projects in Massachusetts in 2003 totaling $112.1 million, and the completion of several other projects including a plant modification project in Michigan and a steam generator replacement project in Maryland.

Operating income for 2004 declined $4.2 million from 2003 due to the completion of several projects including the favorable performance on a steam generator replacement project and a plant modification project in 2003 that together totaled $24.4 million. The decline in operating income was partially offset by earnings on a new generation power project of $7.6 million, favorable performance from a steam generator replacement project of $6.9 million and earnings from power projects performed in the Middle East of $7.0 million.

Infrastructure

Revenue for 2004 increased $305.2 million, or 52%, from 2003. The increase was due to revenue from task order contracts in the Middle East with the USACOE and other U.S. agencies totaling $401.5 million, revenue from three new highway projects in California and Nevada, and a new light rail project in California. The increase in revenue was partially offset by a decline of $138.3 million from the substantial completion of several large projects.

The Infrastructure business unit incurred an operating loss of $16.2 million for 2004 compared to operating income of $32.3 million in 2003, a decline in earnings of $48.5 million. During the year, Infrastructure performed $401.5 million in work in the Middle East which generated earnings of $38.9 million. However, during the year, three fixed price highway projects with a total value of approximately $450 million experienced significant cost growth resulting from design changes, cost escalation and quantity growth, and project delays which resulted in higher than estimated costs. Infrastructure recognized losses on these projects of $44.3 million. As discussed in our summary of critical accounting policies, we provide for estimated losses on contracts when such losses are identified and can be estimated. However, we do not recognize revenue for change orders or claims until it is probable that they will result in additions to the contract value; in many cases, this does not happen until an actual settlement is reached. As evidenced above, the combination of these accounting policies can result in volatility in operating income with a charge recognized in one period and change order or claim revenue recognized in a subsequent period. Negotiations are ongoing with all three clients for change orders or claims and we expect a portion of the losses will be recovered. In addition, the earnings for Infrastructure’s engineering services division were down by approximately $15 million as a result of fewer engineering hours resulting in unabsorbed fixed costs, costs associated with right sizing the operation, and the inability to negotiate change orders with certain clients prior to year-end.  We expect this division to recover in 2005. Lastly, an $8.2 million charge was taken related to a potential settlement associated with legal issues surrounding completed U.S. government funded international contracts. Operating income for 2004 included claim settlements of $14.2 million compared with $12.1 million in 2003.

Due to the dynamic nature of the work we have performed in the Middle East under cost reimbursable contracts with the U.S. government, as is the case with all contractors, costs incurred on these contracts are subject to review and audit by the U.S. government. Additionally, two cost reimbursable task orders experienced $54.2 million of cost growth from original estimates. As of December 31, 2004, $31.5 million of the increased costs had been approved, both as to scope and price, by the USACOE through the issuance of contract modifications and an additional $20.7 million of incurred costs were recognized as revenue in 2004 because we believe it is probable the costs will be recovered under the cost reimbursable arrangements. Subsequent to December 31, 2004, additional contract modifications have been received for $16.4 million of the $20.7 million. Based on all currently available information, we believe we have established adequate reserves for estimated unallowable, non-recoverable, or disputed costs incurred to date.

Mining

Revenue for 2004 increased $25.6 million, or 30%, from 2003 as a result of revenue provided from new mining contracts, including a copper mine in Nevada, and a phosphate mine in Canada. The increase in revenue was partially offset by a decline of $5.5 million from the completion of two mining contracts in Wyoming and Nevada.

Operating income for 2004 was essentially unchanged from 2003. Operating income for 2004 benefited from earnings on new contracts, improved performance and higher production on existing contracts.  Operating income for 2003 included a $3.2 million gain from the sale of coal leases in the fourth quarter of 2003.  Equity earnings in 2004 from the MIBRAG mining venture in Germany, which accounts for a significant portion of operating income, were comparable to 2003. The quantity of coal shipments by MIBRAG in 2004 declined by 9% compared to 2003 resulting from planned maintenance outages by MIBRAG’s power plant customers that were of longer duration than those experienced in 2003. An increase in the average sales price per ton offset, in part, the decline in coal shipments. In addition, lower operating expenses, primarily related to lower volume, also offset the impact of lower shipments. A strengthening of the euro as compared to the U.S. dollar, of about 10%, offset an increase in MIBRAG’s municipal tax liability.

Industrial Process

Revenue for 2004 declined $35.6 million, or 8%, from 2003. The decline was due to the winding down or completion of several automotive contracts, the completion of a refinery shutdown project and several other contracts. The decline was partially offset by an increase in revenue from a food processing facility construction contract, a new major facilities management contract and the recognition of a $10.0 million claim settlement.

Operating income for 2004 increased by $15.3 million from 2003 primarily due to a $9.8 million net claim settlement and $3.9 million from the expiration of the warranty period on a major process contract. Operating income for 2004 includes $13.2 million of claim settlements as compared to no claim settlements recognized in 2003.

Defense

Revenue for 2004 declined $10.8 million, or 2%, from 2003 primarily from closure activities on a chemical demilitarization contract in 2003 that resulted in a decrease in revenue of $66.1 million and the completion of construction activities and slower start-up requirements at another chemical demilitarization contract. The decline in revenue was partially offset by an increase in revenue attributable to an increase in scope of work on threat reduction contracts in the Former Soviet Union and revenue from a new power enhancement contract.

Operating income for 2004 declined by $9.7 million from 2003. The decline in operating income was primarily the result of certain events occurring in 2003 including favorable claim settlements on construction projects totaling $13.6 million (as compared to zero in 2004), which was partially offset by a charge in the fourth quarter associated with unbilled indirect costs related to a completed chemical demilitarization project of $5.4 million. Earnings in 2004 from chemical demilitarization projects and threat reduction projects in the Former Soviet Union have improved marginally.

Energy & Environment

Revenue for 2004 increased $11.1 million, or 3%, from 2003. The increase in revenue was primarily due to improved performance at two large DoE management service contracts and at a design-build project, and revenue from a new decontamination and demolition contract. The increase in revenue was partially offset by a decline in revenue from the winding down of a large design-build contract and a reduction in volume at an engineered-products business.

Operating income for 2004 increased $3.2 million from 2003. Operating income in 2004 increased $23.0 million from the favorable renegotiation of one contract and improved performance at two other DoE management services contracts. The increase in 2004 operating income was partially offset by a $5.2 million decline in earnings from the winding down of a large design-build contract, an $8.8 million impact from a reduction in volume at an engineered-products business and increased business development costs associated with pursuit of new DoE procurements.

Intersegment and others

Intersegment operating loss of ($4.6) million in 2004 primarily consisted of residual costs from our non-union subsidiary of $4.1 million.

Intersegment operating loss of ($19.0) million in 2003 included residual costs from our non-union subsidiary of $8.4 million and bonding fees of $5.3 million, a $5.4 million charge resulting from an underaccrual of employee benefits related to periods prior to our emergence from bankruptcy protection, a charge of $3.4 million related to a legal settlement, all partially offset by a gain of $4.9 million from the sale of the Technology Center.

2003 COMPARED TO 2002

Power

Revenue for 2003 declined $493.8 million, or 49%, from 2002. The decline in revenue was primarily due to the winding down and completion of four contracts purchased in the RE&C transaction (the “Reformed Contracts”) and the completion of two emissions projects and a simple cycle project, partially offset by revenue from the start of a new power generation project and a steam generator replacement project. Revenue from the four Reformed Contracts declined $419.1 million in 2003 compared to 2002.

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

Infrastructure

Revenue for 2003 declined $203.5 million, or 26%, from 2002. The decline in revenue was primarily attributable to the substantial completion in 2002 of a toll road project in Colorado, a Philippine dam and hydropower project and a large rail project in California. Revenue for 2003 included $59.2 million of activity in the fourth quarter of 2003 from the USACOE task orders under a new indefinite delivery, indefinite quantity contract with the USACOE in Iraq, Afghanistan and Kuwait.

Operating income for 2003 increased $11.0 million from 2002. Results for 2003 were positively impacted by increased profit projections on two large toll road projects in Colorado, the resolution of a claim of $6.8 million (net of $7.0 million of additional contract related expenses) on a Philippine dam and hydropower project, other claim and insurance settlements of $7.9 million (net of $2.0 million of additional contract expenses) and income from the USACOE task orders. These positive results were partially offset by the recognition of unfavorable contract adjustments of $6.3 million on a rail project in California, a highway project in Nevada and a pump station in Nevada. Operating income of $21.3 million for 2002 included $26.6 million on a light rail project and $5.0 million primarily attributable to the recovery of a claim on a completed construction project. Results for 2002 were negatively impacted by unfavorable contract adjustments of $23.4 million on the Philippine dam and hydropower project and contract adjustments on two highway projects of $5.1 million. Operating income for 2003 included $2.3 million from the recognition of normal profit compared to $25.5 million for the comparable period of 2002.

Mining

Revenue for 2003 increased $15.7 million, or 23%, from 2002. The increase in revenue was due to work on new projects, including a phosphate mining project in Canada, increased activity at a reclamation project in the State of Washington, a production support contract in Wyoming and a gold mine in Nevada.

Operating income for 2003 increased $1.2 million from 2002. Operating income included $25.7 million and $30.5 million in 2003 and 2002, respectively, from equity in income of unconsolidated affiliates, which is comprised primarily of our portion of the results of operations of the MIBRAG mbH mining venture in Germany. Our share of equity earnings from MIBRAG mbH declined $4.9 million in 2003 compared to 2002 as a result of $12.0 million of income recognized by MIBRAG mbH in the fourth quarter of 2002, of which our share was $6.0 million, from a one-time award of power cogeneration credits. Favorable results from other mining operations in 2003 accounted for the overall increase in operating income over the prior year. Operating income for 2003 included a $3.2 million gain from the sale of coal leases during the fourth quarter of 2003, improved performance at two mining operations over the prior year and income from new projects.

Industrial/Process

Revenue for 2003 declined $164.6 million, or 28%, from 2002. The decline was primarily due to the softness of the domestic and international economies and related reduction in capital spending by our Fortune 100 client base. Revenue was also down compared to 2002 as a result of the completion of a large, turnkey process facility as well as the completion of several large automotive contracts.

Operating income for 2003 increased $8.2 million compared to 2002 primarily due to a combination of better utilization of professional resources and a reduction in business unit overhead costs partially offset by a lower volume of work. In addition, operating income in 2002 included the recognition of an unfavorable contract adjustment totaling $2.5 million on an international methanol plant construction project. Operating income included no normal profit in 2003 compared to $1.6 million recognized in 2002.

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

Operating income in 2003 increased $5.7 million over the comparable period of 2002 and included $15.1 million from the increase in scope and fees on four threat reduction operations and maintenance contracts, an $8.0 million claim settlement on the closeout of a fixed-price construction project, $5.6 million from an additional claim settlement and $4.4 million favorable settlement of government indirect cost rates. Operating income in 2003 included a fourth quarter charge associated with unbillable indirect costs related to a recently completed chemical demilitarization project of $5.4 million. The costs primarily related to the period December 2000 through December 2003. In 2002, the Defense business unit negotiated a $7.2 million settlement in connection with reforming a construction contract and recognized $7.0 million of additional profit related to favorable progress on a chemical demilitarization contract, both obtained in the acquisition of RE&C. In addition, the Defense business unit successfully completed a chemical demilitarization project within the cost estimate and on schedule. As a result, we recognized additional profit of $8.9 million.

Energy & Environment

Revenue for 2003 declined $251.7 million, or 40%, from 2002. The decline was the result of the sale in October 2002 of EMD, which had recognized revenue totaling $144.0 million in 2002, and the winding down of a large construction contract and an environmental remediation contract together totaling $125.7 million.

Operating income for 2003 declined $19.9 million from 2002. The decline was due to the sale of EMD which had operating income of $24.9 million in 2002, and a reduction of $7.0 million of operating income in 2003 from the winding down of a large cost-type contract beginning in the second quarter of 2003. The renegotiation of a large cost-type contract in 2003 resulted in a reduction of operating income of $9.4 million as compared to 2002. Partially offsetting the decline in operating income was an increase of $19.5 million in 2003 from the renegotiation of two large operations, maintenance and management contracts.

Intersegment and other

Intersegment operating loss of $(19.0) million in 2003 primarily included residual costs from our non-union subsidiary of $8.4 million and bonding fees of $5.3 million, a $5.4 million charge resulting from an under accrual of employee benefits related to periods prior to our emergence from bankruptcy protection, a charge of $3.4 million related to a legal settlement, all partially offset by a gain of $4.9 million from the sale of the Technology Center.

Intersegment operating loss of $(12.5) million for 2002 includes the operations of the Technology Center, a business held for sale. It also includes residual costs from our non-union subsidiary of $7.0 million and bonding fees of $4.6 million, including amortization of the bonding facility fee paid upon emergence from bankruptcy protection.

FINANCIAL CONDITION AND LIQUIDITY

We have three principal sources of liquidity: (1) cash generated by operations; (2) existing cash, cash equivalents and short-term investments; and (3) available capacity under our Credit Facility. We had cash, cash equivalents, and short-term investments of $316.3 million at December 31, 2004, of which $61.5 million was restricted for use in the normal operations of our consolidated joint venture projects or was restricted under our self-insurance programs. At December 31, 2004, we had no borrowing and $123.9 million in face amount of letters of credit outstanding under the Credit Facility, leaving a borrowing capacity of $226.1 million under the facility. For more information on our financing activities, see “Credit Facility” below.

Our cash flows are primarily impacted from period to period by fluctuations in working capital and purchase of construction and mining equipment required to perform our contracts. Working capital is affected by numerous factors including:

•                  Business unit mix.  Our working capital requirements are unique by business unit, and changes in the type, size and stage of completion of contracts performed by our business units can impact our working capital requirements. Also, growth in the business requires working capital investment and the purchase of construction and mining equipment.

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

•                  Contract life cycle.  Our contracts typically involve initial cash for working capital during the start-up phase, reach a cash neutral position and eventually experience a reduction of working capital during the wind-down and completion of the project.

•                  Delays in execution.  At times, we may experience delays in scheduling and performance of our contracts and encounter unforeseen events or issues that may negatively affect our cash flow.

Cash flows

(In millions)

Liquidity and capital resources	December 31, 2004	January 2, 2004
Cash and cash equivalents	$286.1	$188.8
Short-term investments	30.2	50.0
Total	$316.3	$238.8

Cash flow activities	Year ended December 31, 2004	Year ended January 2, 2004
Net cash provided (used) by:
Operating activities	$113.4	$79.6
Investing activities	3.1	(9.6)
Financing activities	(19.2)	(52.4)

The discussion below highlights significant aspects of our cash flows.

•                  Operating activities:

In 2004, our operating activities provided $113.4 million of cash compared to $79.6 million provided in 2003. Cash from operating activities in 2004 included net income of $51.1 million and several significant non-cash charges including non-cash income tax expense of $34.6 million and depreciation and amortization of $21.9 million. Included in 2004 operating earnings were estimated losses of $44.3 million on three large highway construction projects. The recognition of these losses during 2004 did not have a significant impact on our cash flows; however, cash will be required in future periods to fund the cost growth on these contracts as work progresses. We anticipate future change orders and claim recoveries on these projects which, if received, will partially mitigate the negative cash impact of these projects. Cash flow for 2004 was impacted by an increase of working capital requirements for the

USACOE task orders in the Middle East, in both our Infrastructure and Power business units. At December 31, 2004, capital invested in contracts in the Middle East amounted to $51.6 million. The majority of the investment consists of accounts receivable and unbilled amounts that are anticipated to be billed and collected during the first quarter of 2005 as additional funding is made available to the USACOE. During 2004 we made state and foreign tax payments of  $7.4 million and interest of  $12.1 million

In 2003, operating activities provided $79.6 million of cash compared to $79.5 million provided in 2002. Cash in both years increased from favorable results of operations that included several significant non-cash items, including depreciation, non-cash income taxes and the amortization and write-off of deferred financing fees. Operating activities for 2003 used $43.1 million of cash for working capital, $14.3 million for interest payments associated with our credit facilities, $5.7 million for state and foreign income tax payments and $9.9 million paid for reorganization items. Cash used for working capital in 2003 was primarily the result of our use of advance payments from customers of $34.4 million to complete several power and industrial/process projects. Cash paid for professional fees associated with our reorganization in 2003 declined $29.8 million from 2002 primarily due to the significant legal and professional fees incurred in connection with our emergence from bankruptcy protection. Professional fees paid in 2003 are primarily associated with expenses of the unsecured creditors’ committee for settlement of outstanding claims in connection with our reorganization.

•                  Investing activities:

During 2004, investing activities provided $3.1 million of cash. We used $35.2 million for equipment purchases, principally for new contracts in the Infrastructure and Mining business units. The uses were offset by $21.3 million of proceeds from the sale of property and equipment including $13.6 million of equipment sales from the dam and hydropower project in the Philippines. All of the equipment in the Philippines has been sold. In addition, we had net sales of $19.8 million of short-term investments. In 2003, investing activities used $9.6 million of cash, consisting of $17.7 million of proceeds from the sale of the Technology Center and $34.9 million in proceeds from the sales of property and equipment, including $17.2 million from the sale of excess equipment from the dam and hydropower project in the Philippines. These proceeds were partially offset by $12.2 million used for the acquisition of equipment. During 2003, we invested in $50.0 million of short-term investments.

•                  Financing activities:

During 2004, we distributed $25.5 million to our partners in consolidated joint ventures, primarily BNFL. In addition, we received $10.2 million in proceeds from the exercise of stock options and warrants and paid $3.9 million of financing fees in amending our credit facility. In 2003, cash used by financing activities of $52.3 million included $42.1 million in distributions to partners in our consolidated joint ventures (including approximately $27 million to BNFL) and $11.4 million of financing fees paid in connection with the Credit Facility.  In 2003, we received $1.2 million from the exercise of stock options.

In 2004, distributions to minority interests declined by $16.6 million from the comparable period of 2003. During 2004 an increase in working capital requirements primarily in the Middle East for certain consolidated joint ventures in the Infrastructure business unit resulted in contributions by minority interest partners in excess of distributions. In 2003, distributions were made to joint venture partners upon the windup and completion of some large infrastructure joint ventures.

Income taxes

We anticipate that cash payments for income taxes for 2005 and later years will be substantially less than income tax expense recognized in the financial statements. This difference results from expected tax deductions for goodwill amortization and from use of net operating loss (“NOL”) carryovers. As of December 31, 2004, we have remaining tax goodwill of approximately $59 million resulting from the acquisition of the Westinghouse Businesses and $579 million resulting from the acquisition of RE&C. The amortization of this tax goodwill is deductible over remaining periods of 9.2 and 10.5 years, respectively, resulting in annual tax deductions of approximately $61 million, net of minority interest. The federal NOL carryovers as of December 31, 2004 were approximately $212 million, most of which are subject to an annual limitation of approximately $27 million. Unused available NOL carryovers from previous years plus the 2005 annual limitation of $27 million, would allow us to use as much as $82 million of the NOL carryovers in 2005 or beyond, if not used. Until the tax goodwill deductions and the NOL carryovers are exhausted, we will not pay cash taxes (other than a minimal impact for alternative minimum tax) on the first $88 million of federal taxable income before tax goodwill amortization and application of NOL carryovers each year.

Cash flows for 2005

As in 2004, we expect to generate positive cash flows from operations in 2005. Specific issues which are relevant to understanding 2005 cash flows include:

•                  Income taxes: Because of anticipated utilization of tax goodwill amortization of $61 million, and the availability of $82 million of NOL carryovers, we will not pay federal taxes, other than a minimal impact for alternative minimum tax. Our partners in joint ventures are responsible for their share of the income tax liabilities of the joint ventures. We anticipate the payment of state and foreign income taxes.

•                  Property and equipment: Capital expenditures for current construction and mining projects, along with normal capital expenditures to upgrade our information systems hardware and software, are expected to be approximately $25 to $35 million. Additional capital may be required for new projects obtained during the year. Additionally, in the normal course of business, we sell a portion of our construction and mining equipment fleet each year, depending on estimated future requirements.

•                  Pension and post-retirement benefit obligations: We expect to fund $12.5 million to our defined benefit pension and post-retirement benefit plans during 2005 as compared to $12.0 million funded in 2004. We estimate financial statement expense under these plans to be approximately $12.0 million in 2005 as compared to $13.5 million in 2004.

•                  Financing activities: On December 31, 2004, we had outstanding approximately 8.4 million warrants to purchase common stock. These warrants will expire in January 2006. Additionally, we have issued common stock options that are currently exercisable. At December 31, 2004, the market price of our common stock exceeded the exercise price of the warrants and options. If the warrants or options are exercised, we would receive proceeds to the extent of the exercise price of the warrants or options. For a complete discussion of these, see Note 16, “Capital Stock, Stock Purchase Warrants and Stock Compensation Plans” of the Notes to Consolidated Financial Statements in Item 8 of this report.

•                  MIBRAG mbH: During the first quarter of 2003, MIBRAG mbH, our German mining venture that primarily operates lignite coal mines in Germany, reached an agreement with one of its customers to contribute to a retrofit of the customer’s power plant because the quality of the coal MIBRAG mbH is delivering had fallen below specifications in the coal supply contract. MIBRAG mbH has agreed to contribute 45 million euros toward the retrofit, of which 21.5 million euros were paid in 2003, 14.5 million euros were paid in the first quarter of 2004 and 9 million euros have been paid in the first quarter of 2005. The coal supply contract was assumed by MIBRAG mbH in a privatization transaction in 1994. MIBRAG mbH believes the German government guaranteed that the coal quality was sufficient to fulfill the terms of the contract assumed. Discussions are ongoing with government representatives regarding potential contributions from the government to reduce the contribution of MIBRAG mbH to the retrofit. MIBRAG mbH will amortize the cost over the remaining 17 years of the coal supply contract. In addition, higher coal sales have required a review of the timing of capital expenditures, and some acceleration of expenditures may be required to meet commitments. As a result of these two issues, distributions received in 2004 and 2003 of $8.0 million and $6.6 million, respectively, were lower than normal. We currently anticipate distributions of $10 million to $15 million in 2005.

Financial condition and liquidity

We expect to use cash to, among other things, satisfy contractual obligations, fund working capital requirements and make capital expenditures. For additional information on contractual obligations and capital expenditures, see “Contractual Obligations” below and “Property and Equipment” above.

We believe that our cash flows from operations, existing cash, cash equivalents, and short-term investments,  and available capacity under our revolving credit facility will be sufficient to meet our reasonably foreseeable liquidity needs.

In line with industry practice, we are often required to provide performance and surety bonds to customers under fixed-price contracts. These bonds indemnify the customer should we fail to perform our obligations under the contract. If a bond is required for a particular project and we are unable to obtain an appropriate bond, we cannot pursue that project. We have existing bonding capacity but, as is customary, the issuance of a bond is at the sureties’ discretion. Moreover, due to events that affect the insurance and bonding markets generally, bonding may be more difficult to obtain in the future or may only be available at significant additional cost. While there can be no assurance that bonds will continue to be available on reasonable terms, we believe that we have access to the bonding necessary to achieve our operating goals.

We continually evaluate alternative capital structures and the terms of our credit facilities. We may also, from time to time, pursue opportunities to complement existing operations through business combinations and participation in ventures, which may require additional financing and utilization of our capital resources.

Off-balance sheet arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual obligations

As of December 31, 2004, we had the following contractual obligations:

	Payments due by period
Contractual obligations (In millions)	2005	2006- 2007	2008- 2009	Thereafter	Total
Operating lease obligations (a)	$36.1	$57.7	$22.1	$19.7	$135.6
Purchase obligations (b)	8.5	17.0	16.8	8.7	51.0
Credit facility (c)	9.0	16.9	4.9	—	30.8
Pension and post-retirement obligations (d)	12.5	24.9	22.8	—	60.2
Total	$66.1	$116.5	$66.6	$28.4	$277.6

(a)          Operating lease obligations do not include minimal non-cancelable sub-lease rentals totaling approximately $5.9 million. In January 2005, a seven year extension, through 2015, of the Boise, ID Corporate and Business Unit headquarters lease was signed for an additional total lease commitment of approximately $19.8 million.

(b)         Purchase obligations include future cash payments pursuant to an outsourcing agreement for certain information technology services. Commitments pursuant to subcontracts and other purchase orders related to engineering and construction contracts are not included since such amounts are expected to be funded under contract billings.

(c)          Represents payments for letter of credit, commitment and administrative fees for our Credit Facility.

(d)         Due to practicality, pension and post-retirement payments are not presented beyond 2009.

We have no long-term debt, capital leases or other material long-term liabilities, reflected on our balance sheet.

In the normal course of business, we cause letters of credit and surety bonds to be issued generally in connection with contract performance obligations that are not required to be recorded in our consolidated balance sheets. We are obligated to reimburse the issuer of our letters of credit or surety bonds for any payments made thereunder. The table below presents the expiration of our estimated outstanding commitments on letters of credit and surety bonds outstanding as of December 31, 2004 for each of the next five years and thereafter. Although letters of credit under the Credit Facility expire upon termination of the Credit Facility, the presentation is prepared based on the expiration period of our contractual obligations with the customer or beneficiary. At December 31, 2004, $123.9 million of the outstanding letters of credit were issued under the Credit Facility. We have pledged cash and cash equivalents as collateral for our reimbursement obligation with respect to $34.0 million in face amount of specified letters of credit that were outstanding at December 31, 2004 outside of our Credit Facility. Our commitments under performance bonds generally end concurrent with the expiration of our contractual obligation. The face amount of the surety bonds expiring by period is presented below. Our actual exposure is limited to estimated cost to complete our bonded contracts which was approximately $1,208 million at December 31, 2004.

Other commercial commitments (in millions)	Letters of credit	Surety bonds	Total
Commitments expiring by period
2005	$55.0	$589.6	$644.6
2006	5.6	165.2	170.8
2007	10.3	435.5	445.8
2008	—	277.3	277.3
2009	—	5.9	5.9
Thereafter	87.0	811.1	898.1
Total other commercial commitments	$157.9	$2,284.6	$2,442.5

Guarantees

We have guaranteed the indemnity obligations of the Westinghouse Businesses relating to the sale of EMD to Curtiss-Wright Corporation for the potential occurrence of specified events, including breaches of representations and warranties and/or failure to perform certain covenants or agreements. Generally, the indemnification provisions expire by October 2005 and are capped at $20 million. In addition, the indemnity provisions relating to environmental conditions obligate the Westinghouse Businesses to pay Curtiss-Wright Corporation up to a maximum $3.5 million for environmental losses they incur over $5 million until October 2007. The Westinghouse Businesses are also responsible for environmental losses that exceed $1.3 million related to a specified parcel of the sold property through October 2012. If the Westinghouse Businesses are unable to perform their indemnity obligations, BNFL has agreed to indemnify us for 40% of losses we incur as a result of our guarantee. We believe that the indemnification provisions will not have a material adverse effect on our financial position, results of operations or cash flows.

Credit Facility

The Credit Facility provides for up to $350 million in the aggregate for loans and other financial accommodations allocated pro rata between a Tranche A facility in the amount of $115 million and a Tranche B facility in the amount of $235 million. We amended the Credit Facility on March 19, 2004 and again on August 5, 2004, to include more favorable terms on the Tranche B facility. As amended, the scheduled termination dates for Tranche A and Tranche B are October 9, 2007 and August 5, 2008, respectively. The borrowing rate for Tranche A is the greater of LIBOR or 2%, plus an additional margin of 3.50%. The borrowing rate for Tranche B is LIBOR, plus an additional margin of 2.50%. As of December 31, 2004, the effective borrowing rate was 5.90% for Tranche A and 4.90% for Tranche B. The Credit Facility also provides for other fees, including commitment and letter of credit fees, normal and customary for such credit agreements. Under the current terms of the agreement, letters of credit are allocated pro rata between the facilities on the same basis as loans. Letter of credit fees are calculated using the applicable LIBOR margins of 3.50% for Tranche A and 2.50% for Tranche B plus an issuance fee. The average issuance fee for both tranches was 0.25%. Commitment fees are calculated on the remaining borrowing capacity of each tranche after subtracting all loans and letters of credit. The Commitment fee is 1.50% for Tranche A and 2.50% for Tranche B. At December 31, 2004, $123.9 million in face amount of letters of credit were issued and outstanding and no borrowings were outstanding leaving a borrowing capacity of $226.1 million under the Credit Facility. The Credit Facility contains financial covenants requiring the maintenance of specified financial and operating ratios, and specified events of default that are typical for a credit facility of this size, type and tenor. The Credit Facility also contains affirmative and negative covenants that limit our ability and the ability of some of our subsidiaries to incur debt or liens, provide guarantees, make investments, merge with or acquire other companies, and pay dividends. At December 31, 2004, we were in compliance with all of the financial covenants under the Credit Facility. The Credit Facility is secured by substantially all of the assets of Washington Group and our wholly owned domestic subsidiaries.

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”)

We view EBITDA as a performance measure of operating liquidity, and as such we believe that the GAAP financial measure most directly comparable to it is net cash provided by operating activities (see reconciliation of EBITDA to net cash provided by operating activities below). EBITDA is not an alternative to and should not be considered instead of, or as a substitute for, earnings from operations, net income or loss, cash flows from operating activities or other statements of operations or cash flow data prepared in conformity with GAAP, or as a GAAP measure of profitability or liquidity. In addition, our calculation of EBITDA may or may not be comparable to similarly titled measures of other companies.

EBITDA is used by our management as a supplemental financial measure to evaluate the performance of our business that, when viewed with our GAAP results and the accompanying reconciliations, we believe provides a more complete understanding of factors and trends affecting our business than the GAAP results alone. We also regularly communicate our EBITDA to the public through our earnings releases because it is a financial measure commonly used by analysts that cover our industry to evaluate our performance as compared to the performance of other companies that have different financing and capital structures or effective tax rates. In addition, EBITDA is a financial measure used in the financial covenants of our Credit Facility and therefore is a financial measure to evaluate our compliance with our financial covenants. Management compensates for the above-described limitations of using a non-GAAP financial measure by using this non-GAAP financial measure only to supplement our GAAP results to provide a more complete understanding of the factors and trends affecting our business.

Components of EBITDA are presented below:

	Year ended
(In millions)	December 31, 2004	January 2, 2004	January 3, 2003
Net income	$51.1	$42.1	$559.9
Taxes	39.5	46.9	26.1
Interest expense (a)	14.6	34.4	28.0
Depreciation and amortization (b)	18.2	29.0	25.4
Total (c)	$123.4	$152.4	$639.4

(a)          Interest expense for the year ended January 2, 2004 includes the write-off of deferred financing fees of $9.8 million that occurred in the fourth quarter of 2003 in connection with refinancing the Senior Secured Revolving Credit Facility.

(b)         Depreciation and amortization includes $10.1 million for the year ended January 2, 2004 and $30.1 million for the year ended January 3, 2003 of depreciation on equipment used on a large dam and hydropower construction project in the Philippines, which we completed in 2003. We began selling the equipment during the third quarter of 2002 and the sales have been completed as of December 31, 2004. Depreciation and amortization includes amortization of normal profit of $.6 million, $2.3 million and $30.9 million, respectively, for 2004, 2003 and 2002.

(c)          EBITDA for the year ended December 31, 2004 includes reorganization income of $1.2 million which had minimal tax expense. EBITDA for the year ended January 2, 2004 includes reorganization charges of $(4.9) million, which provided minimal tax benefit. For the year ended January 3, 2003, EBITDA includes $(36.1) million, after tax benefit of $3.1 million, for reorganization charges and extraordinary gain on debt discharge of $567.72 million after tax.

RECONCILIATION OF EBITDA TO NET CASH PROVIDED BY OPERATING ACTIVITIES

We believe that net cash provided by operating activities is the financial measure calculated and presented in accordance with GAAP that is most directly comparable to EBITDA. The following tables reconcile EBITDA to net cash provided by operating activities for each of the periods for which EBITDA is presented.

	Year ended
(In millions)	December 31, 2004	January 2, 2004	January 3, 2003
EBITDA	$123.4	$152.4	$639.4
Interest expense (a)	(14.6)	(34.4)	(28.0)
Tax expense	(39.5)	(46.9)	(26.1)
Reorganization items	(1.2)	4.9	75.2
Extraordinary item – gain on debt discharge	—	—	(567.2)
Cash paid for reorganization items	(2.5)	(9.9)	(39.6)
Amortization of financing fees	3.2	19.6	11.7
Non-cash income tax expense	34.6	43.1	31.2
Minority interest in net income of consolidated subsidiaries	15.2	21.9	21.7
Equity in income of unconsolidated affiliates, less dividends received	(17.3)	(17.1)	(18.9)
Loss (gain) on sale of assets, net	(1.0)	(7.7)	(5.4)
Changes in net operating assets and liabilities and other	13.1	(46.3)	(14.6)
Net cash provided by operating activities	$113.4	$79.6	$79.4

Year ended
(In millions)	January 3, 2003
Cash provided by operating activities for the eleven months ended January 3, 2003	$72.8
Plus: Cash provided by operating activities for the month ended February 1, 2002	6.6
Cash provided by operating activities for the year ended January 3, 2003	$79.4

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

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (2003 Medicare Act) was signed into law. The 2003 Medicare Act expanded Medicare to include, for the first time, coverage for prescription drugs. Because of various uncertainties related to our response to the 2003 Medicare Act and the appropriate accounting for this event, we elected to defer financial recognition of this legislation until the FASB issued final accounting guidance. In May 2004, the FASB issued Staff Position No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“FSP 106-2”). FSP 106-2 was effective for us in the third quarter of 2004. We have concluded that enactment of the 2003 Medicare Act was not material and not a significant event pursuant to SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions.

In December 2004, the FASB issued FASB Staff Position No. 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, (“FSP 109-1”), which provides guidance on applying FASB Statement No. 109, Accounting for Income Taxes, to the tax deduction on qualified production activities provided under the American Jobs Creation Act of 2004 (“the Act”).  In addition, FASB issued FASB Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004, (“FSP-109-2”), which provides guidance on the Act’s provision for a one time tax benefit of the repatriation of foreign earnings. We have concluded that the impact of FSP-109-1 and FSP 109-2, for us, was not material and will not be material in the foreseeable future.

Recently issued accounting standards

In December 2004, the FASB issued SFAS No. 123 (Revised), Share-Based Payment (“SFAS 123-R”). SFAS 123-R replaces SFAS 123 and supersedes APB Opinion No. 25 Accounting for Stock Issued to Employees (“APB No. 25”). Adoption of SFAS 123-R will require us to record a non-cash expense for our equity-related compensation plans using the fair value method. Historically we have recorded our compensation cost in accordance with APB No. 25, which does not require the recording of an expense for our equity related compensation plans if stock options were granted at a price equal to the fair market value of our common stock on the grant date. SFAS 123-R is effective for us beginning the third quarter of 2005. Based on the options outstanding as of December 31, 2004 and granted in February 2005, we estimate the adoption SFAS 123-R will result in an additional expense of approximately $3.5 million during the third and fourth quarters of the fiscal year 2005.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets — An Amendment of APB Opinion No. 29. APB Opinion No. 29 provided an exception to the basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some non-monetary exchanges, although commercially substantive, be recorded on a carryover basis. SFAS No. 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance — that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. SFAS No. 153 is effective for us in the third quarter of 2005 but is not expected to have a significant impact on our financial position, result of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

(In millions)

Interest rate risk

Our exposure to market risk for changes in interest rates relates primarily to our short-term investment portfolio and credit facility. Our short-term investment portfolio consisted primarily of highly liquid instruments sold or re-priced as to interest rate in periods less than three months. In February 2005, we liquidated our entire short-term investment portfolio and invested the proceeds in cash equivalents. Substantially all cash and cash equivalents at December 31, 2004 of $286.1 million were held in highly liquid instruments.

From time to time, we may effect borrowings under bank credit facilities or otherwise for general corporate purposes, including working capital requirements and capital expenditures. Borrowings under our Credit Facility, of which there currently are none, bear interest at the applicable LIBOR or prime rate, plus an additional margin and, therefore, are subject to fluctuations in interest rates.

Foreign currency risk

We conduct our business in various regions of the world. Our operations are, therefore, subject to volatility because of currency fluctuations, inflation changes and changes in political and economic conditions in these countries. We are subject to foreign currency translation and exchange issues, primarily with regard to our mining venture, MIBRAG mbH, in Germany. At December 31, 2004 and January 2, 2004, the cumulative adjustments for translation gains (losses), net of related income tax benefits, were $34.8 million and $25.5 million, respectively. While we endeavor to enter into contracts with foreign customers with repayment terms in U.S. dollars in order to mitigate foreign exchange risk, our revenues and expenses are sometimes denominated in local currencies, and our results of operations may be affected adversely as currency fluctuations affect our pricing and operating costs or those of our competitors. We may engage from time to time in hedging operations, including forward foreign exchange contracts, to reduce the exposure of our cash flows to fluctuations in foreign currency rates. We do not engage in hedging for speculative investment reasons. We can give no assurances that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

WASHINGTON GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Financial Statements and Financial Statement Schedule as of

December 31, 2004 and January 2, 2004, and for the years ended December 31, 2004 and

January 2, 2004, the eleven months ended January 3, 2003, and the one month ended

February 1, 2002

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Income
Consolidated Statements of Comprehensive Income
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Consolidated Statements of Stockholders’ Equity (Deficit)
Notes to Consolidated Financial Statements
Quarterly Financial Data (Unaudited)
Schedule II - Valuation, Qualifying and Reserve Accounts
Management’s Annual Report on Internal Control over Financial Reporting
Attestation Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Financial Statements of Mitteldeutsche Braunkohlengesellschaft mbH

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Washington Group International, Inc.

We have audited the accompanying consolidated balance sheets of Washington Group International, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and January 2, 2004, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity (deficit) for the years ended December 31, 2004 and January 2, 2004, and the eleven months ended January 3, 2003 (Successor Company operations) and the one month ended February 1, 2002 (Predecessor Company operations).  Our audits also included the financial statement schedule listed in the Index at Item 8.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the consolidated financial statements, on December 21, 2001, the bankruptcy court entered an order confirming the Plan of Reorganization which became effective after the close of business of January 25, 2002.  Accordingly, the accompanying financial statements have been prepared in conformity with AICPA Statement of Position 90-7, Financial Reporting for Entities in Reorganization under the Bankruptcy Code, for the Successor Company as a new entity with assets, liabilities, and a capital structure having carrying values not comparable with prior periods as described in Note 1.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Washington Group International, Inc. and subsidiaries as of December 31, 2004 and January 2, 2004, and the results of their operations and their cash flows for the years ended December 31, 2004 and January 2, 2004, and the eleven months ended January 3, 2003 (Successor Company operations) and the one month ended February 1, 2002 (Predecessor Company operations), in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE, LLP
Deloitte & Touche, LLP
Boise, Idaho
March 11, 2005

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share data)

	Year ended December 31, 2004	Year ended January 2, 2004	Eleven months ended January 3, 2003	(Predecessor Company) One month ended February 1, 2002
Revenue	$2,915,382	$2,501,151	$3,311,614	$349,912
Cost of revenue	(2,765,351)	(2,324,802)	(3,162,578)	(338,792)
Gross profit	150,031	176,349	149,036	11,120
Equity in income of unconsolidated affiliates	26,917	25,519	27,342	3,109
General and administrative expenses	(60,404)	(57,520)	(48,138)	(4,180)
Restructuring charges	—	—	—	(625)
Other operating income	1,443	6,182	3,420	—
Operating income	117,987	150,530	131,660	9,424
Interest income	2,778	1,748	926	400
Interest expense (a)	(14,625)	(24,587)	(26,784)	(1,193)
Write-off of deferred financing fees	—	(9,831)	—	—
Other income (expense), net	(1,509)	(2,101)	1,874	(563)
Income before reorganization items, income taxes, minority interests and extraordinary item	104,631	115,759	107,676	8,068
Reorganization items	1,245	(4,900)	(3,174)	(72,057)
Income tax (expense) benefit	(39,525)	(46,888)	(46,217)	20,078
Minority interests in income of consolidated subsidiaries	(15,214)	(21,908)	(20,584)	(1,132)
Income (loss) before extraordinary item	51,137	42,063	37,701	(45,043)
Extraordinary item – gain on debt discharge, net of tax of $343,539	—	—	—	567,193
Net income	$51,137	$42,063	$37,701	$522,150
Income per share:
Basic	$2.02	$1.68	$1.51	— (b)
Diluted	1.86	1.66	1.51	— (b)
Common shares used to compute income per share:
Basic	25,281	25,007	25,000	— (b)
Diluted	27,444	25,322	25,005	— (b)

(a)          Contractual interest expense not recorded during bankruptcy proceedings for the one month ended February 1, 2002, was $7,090.

(b)         Net income per share is not presented for this period, as it is not meaningful because of the revised capital structure of the company after reorganization.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year ended December 31, 2004	Year ended January 2, 2004	Eleven months ended January 3, 2003	(Predecessor Company) One month ended February 1, 2002
Net income	$51,137	$42,063	$37,701	$522,150
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	9,348	15,844	9,652	80
Amounts reclassified to net income in fresh-start reporting	—	—	—	20,268
Minimum pension liability adjustment and other	(991)	(1,154)	(603)	—
Other comprehensive income, net of tax	8,357	14,690	9,049	20,348
Comprehensive income	$59,494	$56,753	$46,750	$542,498

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

(In thousands except per share data)

	December 31, 2004	January 2, 2004
ASSETS
Current assets
Cash and cash equivalents	$286,078	$188,835
Short-term investments	30,200	50,000
Accounts receivable, including retentions of $14,973 and $13,663, respectively	250,251	248,456
Unbilled receivables	214,437	142,250
Investments in and advances to construction joint ventures	24,321	26,346
Deferred income taxes	94,343	89,320
Other	49,642	43,804
Total current assets	949,272	789,011

Investments and other assets
Investments in unconsolidated affiliates	179,347	145,144
Goodwill	307,817	359,903
Deferred income taxes	64,479	26,644
Other assets	18,078	18,928
Total investments and other assets	569,721	550,619

Property and equipment
Construction equipment	81,432	94,234
Other equipment and fixtures	31,954	28,500
Buildings and improvements	11,543	10,212
Land and improvements	2,491	2,491
Total property and equipment	127,420	135,437
Less accumulated depreciation	(58,207)	(64,544)
Property and equipment, net	69,213	70,893
Total assets	$1,588,206	$1,410,523

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS  (continued)

(In thousands except per share data)

	December 31, 2004	January 2, 2004
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and subcontracts payable, including retentions of $30,154 and $21,184, respectively	$206,180	$176,300
Billings in excess of cost and estimated earnings on uncompleted contracts	204,263	170,182
Accrued salaries, wages and benefits, including compensated absences of $48,908 and $45,765, respectively	149,502	131,216
Other accrued liabilities	61,919	54,781
Total current liabilities	621,864	532,479
Non-current liabilities
Self-insurance reserves	67,945	58,674
Pension and post-retirement benefit obligations	103,398	99,076
Other non-current liabilities	14,158	10,941
Total non-current liabilities	185,501	168,691
Contingencies and commitments
Minority interests	47,920	48,469
Stockholders’ equity
Preferred stock, par value $.01 per share, 10,000 shares authorized	—	—
Common stock, par value $.01 per share, 100,000 shares authorized; 25,474 and 25,046 shares issued, respectively	255	250
Capital in excess of par value	542,514	528,484
Stock purchase warrants	28,167	28,647
Retained earnings	130,901	79,764
Treasury stock, 26 shares, at cost	(1,012)	—
Accumulated other comprehensive income	32,096	23,739
Total stockholders’ equity	732,921	660,884
Total liabilities and stockholders’ equity	$1,588,206	$1,410,523

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31, 2004	Year ended January 2, 2004	Eleven months ended January 3, 2003	(Predecessor Company) One month ended February 1, 2002
Operating activities
Net income	$51,137	$42,063	$37,701	$522,150
Reorganization items	(1,245)	4,900	3,174	36,979
Adjustments to reconcile net income to net cash provided by operating activities:
Reorganization items:
Cash paid for reorganization items	(2,493)	(9,869)	(19,091)	(20,548)
Fresh-start adjustments	—	—	—	35,078
Extraordinary item-gain on debt discharge	—	—	—	(567,193)
Depreciation of property and equipment	18,714	31,369	50,742	5,612
Amortization and write-off of financing fees	3,225	19,565	11,091	624
Normal profit	(594)	(2,331)	(27,425)	(3,518)
Non-cash income tax expense	34,603	43,057	40,309	(9,147)
Minority interests in net income of consolidated subsidiaries	15,214	21,908	20,584	1,132
Equity in income of unconsolidated affiliates, less dividends received	(17,296)	(17,091)	(15,717)	(3,109)
Self-insurance reserves	7,772	(11,259)	20,611	7,921
Compensation related to stock options	1,164	6,174	—	—
Common stock and warrants received in legal settlement	(1,443)	—	—	—
Loss (gain) on sale of assets, net	(1,031)	(7,682)	(5,599)	227
Other	10,313	1,901	8,857	(7,635)
Changes in other assets and liabilities:
Accounts receivable and unbilled receivables	(73,980)	605	150,644	41,883
Investments in and advances to construction joint ventures	2,040	(7,531)	14,936	4,138
Other current assets	(5,841)	2,869	15,607	(5,212)
Accounts payable and subcontracts payable, accrued salaries, wages and benefits and other accrued liabilities	40,511	(4,629)	(102,270)	20,027
Billings in excess of cost and estimated earnings	32,603	(34,408)	(131,291)	(52,821)
Net cash provided by operating activities	113,373	79,611	72,863	6,588
Investing activities
Property and equipment additions	(35,217)	(12,213)	(22,957)	(3,903)
Property and equipment disposals	21,270	34,881	19,326	2,339
Purchases of short-term investments	(617,200)	(313,701)	—	—
Sales of short-term investments	637,000	263,701	—	—
Advances to unconsolidated affiliates	(2,739)	—	—	—
Proceeds from sale of businesses	—	17,700	77,133	—
Net cash provided (used) by investing activities	3,114	(9,632)	73,502	(1,564)
Financing activities
Payments on senior secured credit facilities	—	—	—	(20,000)
Payment of financing fees	(3,914)	(11,438)	—	(34,749)
Net borrowings (repayments) under credit agreement	—	—	(40,000)	40,000
Distributions to minority interests, net (including $30,853 related to sale of EMD in eleven months ended January 3, 2003)	(25,501)	(42,105)	(63,374)	(227)
Proceeds from exercise of stock options and warrants	10,171	1,207	—	—
Net cash used by financing activities	(19,244)	(52,336)	(103,374)	(14,976)
Increase (decrease) in cash and cash equivalents	97,243	17,643	42,991	(9,952)
Cash and cash equivalents at beginning of period	188,835	171,192	128,201	138,153
Cash and cash equivalents at end of period	$286,078	$188,835	$171,192	$128,201

Supplemental disclosure of cash flow information (Note 14)

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

Period ended	Shares of Common stock		Common stock	Capital in excess of par value	Stock purchase warrants	Retained earnings (Accumulated deficit)	Treasury stock	Accumulated other comprehensive income (loss)
	Issued	Treasury
December 28, 2001	54,486	(2,019)	$545	$250,118	$6,550	$(790,566)	$(23,192)	$(20,348)
Net income, including extraordinary gain of $567,193						522,150
Foreign currency translation adjustments, net								80
Plan of Reorganization:
Cancel Predecessor common stock	(54,486)	2,019	(545)	(250,118)			23,192
Cancel Predecessor stock purchase warrants					(6,550)
Eliminate Predecessor accumulated deficit and accumulated other comprehensive loss						268,416		20,268
Issue Successor common shares	25,000		250	521,103
Issue Successor stock purchase warrants					28,647
February 1, 2002	25,000	—	250	521,103	28,647	—	—	—
Net income						37,701
Foreign currency translation adjustments, net								9,652
Minimum pension liability adjustment, net								(603)
January 3, 2003	25,000	—	250	521,103	28,647	37,701	—	9,049
Net income						42,063
Shares issued upon exercise of stock options, including tax benefits	46			1,207
Stock-based compensation				6,174
Foreign currency translation adjustments, net								15,844
Minimum pension liability adjustment, net								(1,154)
January 2, 2004	25,046	—	250	528,484	28,647	79,764	—	23,739
Net income						51,137
Shares issued upon exercise of stock options and warrants, including tax benefits	428		5	12,280	(331)
Stock-based compensation				1,164
Capital contribution to unconsolidated affiliate by majority parent				868
Shares and warrants received in legal settlement		(26)		(282)	(149)		(1,012)
Foreign currency translation adjustments, net								9,348
Minimum pension liability adjustment and other								(991)
December 31, 2004	25,474	(26)	$255	$542,514	$28,167	$130,901	$(1,012)	$32,096

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

We are an international provider of a broad range of design, engineering, construction, construction management, facilities and operations management, environmental remediation and mining services to diverse public and private sector clients, including (1) engineering, construction and operations and maintenance services in nuclear and fossil power markets; (2) diverse engineering and construction and construction management services for the highway and bridge, airport and seaport, dam, tunnel, water resource, railway and commercial building markets; (3) design, engineering, procurement, construction and construction management and operations and maintenance services to industrial companies; (4) contract mining, technical and engineering services for the metals, precious metals, coal, minerals and minerals processes markets; (5) comprehensive nuclear and other environmental and hazardous substance remediation services for governmental and private-sector clients and 6) design, engineering, construction, management and operations, and closure services for  weapons and chemical demilitarization programs for governmental and private-sector clients. In providing these services, we enter into four basic types of contracts: fixed-price or lump-sum contracts providing for a fixed price for all work to be performed, fixed-unit-price contracts providing for a fixed price for each unit of work to be performed; target-price contracts providing for an agreed upon price whereby we absorb cost escalations to the extent of our expected fee or profit and are reimbursed for costs which continue to escalate beyond our expected fee; and cost-type contracts providing for reimbursement of costs plus a fee. Both anticipated income and economic risk are greater under fixed-price and fixed-unit-price contracts than under target-price and cost-type contracts. Engineering, construction management, maintenance and environmental and hazardous substance remediation contracts are typically awarded pursuant to a cost-type contract.

We participate in construction joint ventures, often as sponsor and manager of projects, which are formed for the sole purpose of bidding, negotiating and completing specific projects. We participate in two incorporated mining ventures: MIBRAG mbH (“MIBRAG”), a company that operates lignite coal mines and power plants in Germany, and Westmoreland Resources, Inc. (“Westmoreland Resources”), a coal mining company in Montana. We also participate in two incorporated government contracting ventures, collectively the Westinghouse Businesses. Our venture partner is British Nuclear Services, Inc. (“BNFL”). We hold a 60% economic interest in the Westinghouse Businesses and BNFL holds a 40% economic interest. See Note 17, “Agreement to Acquire BNFL’s Interest in Westinghouse Businesses,” regarding our agreement to purchase BNFL’s 40% economic interest. On July 7, 2000, we purchased from Raytheon Company (“Raytheon”) and Raytheon Engineers & Constructors International, Inc. (“RECI”) the capital stock of the subsidiaries of RECI and specified other assets of RECI, and we assumed specified liabilities of RECI. The businesses that we purchased, hereinafter called “RE&C,” provide engineering, design, procurement, construction, operation, maintenance and other services on a global basis. See Note 3, “Acquisition, Reorganization Case and Fresh-start Reporting.”

Basis of presentation

The consolidated financial statements include the accounts of Washington Group and all of its majority-owned subsidiaries and certain majority-owned construction joint ventures. Investments in unconsolidated construction joint ventures are accounted for by the equity method on the balance sheet with our proportionate share of revenue, cost of revenue and gross profit included in the consolidated statements of income. Investments in unconsolidated affiliates are accounted for using the equity method. Intercompany transactions and accounts have been eliminated.

As of February 1, 2002, we adopted fresh-start reporting pursuant to the guidelines provided by the American Institute of Certified Public Accountants Statement of Position (“SOP”) 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. In connection with the adoption of fresh-start reporting, a new entity was created for financial reporting purposes. We used the purchase method of accounting to allocate our reorganization value of $550 million to our assets and liabilities based on estimates of fair value. Accordingly, periods subsequent to February 1, 2002 are not comparable to prior periods. In the accompanying consolidated financial statements and notes to consolidated financial statements, the one month period ended February 1, 2002 has been designated “Predecessor Company.” See Note 3, “Acquisition, Reorganization Case and Fresh-start Reporting.”

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

The amount of revenue recognized also depends on whether the contract or project is determined to be an “at-risk” or an “agency” relationship between the client and us. Determination of the relationship is based on characteristics of the contract or the relationship with the client. For “at-risk” relationships, the gross revenue and the costs of materials, services, payroll, benefits, non-income tax and other costs are recognized in our statements of income. For “agency” relationships, where we act as an agent for our client, only fee revenue is recognized, meaning that direct project costs and the related reimbursement from the client are netted.

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

Change orders and claims

Once contract performance is underway, we often experience changes in conditions, client requirements, specifications, designs, materials and work schedule. Generally, a “change order” will be negotiated with our customer to modify the original contract to approve both the scope and price of the change. Occasionally, however, disagreements arise regarding changes, their nature, measurement, timing and other characteristics that impact costs and revenue under the contract. When a change becomes a point of dispute between our customer and us, we then consider it as a claim.

Costs related to change orders and claims are recognized when they are incurred. Change orders are included in total estimated contract revenue when it is probable that the change order will result in a bona fide addition to contract value and can be reliably estimated. Claims are included in total estimated contract revenue, only to the extent that contract costs related to the claim have been incurred, when it is probable that the claim will result in a bona fide addition to contract value and can be reliably estimated. Those two conditions are satisfied when (1) the contract or other evidence provides a legal basis for the claim or a legal opinion is obtained providing a reasonable basis to support the claim, (2) additional costs incurred were caused by unforeseen circumstances and are not the result of deficiencies in our performance, (3) costs associated with the claim are identifiable and reasonable in view of work performed and (4) evidence supporting the claim is objective and verifiable. No profit is recognized on claims until final settlement occurs. This can lead to a situation where costs are recognized in one period and revenue is recognized when customer agreement is obtained or claim resolution occurs, which can be in subsequent periods. Historical claim recoveries should not be considered indicative of future claim recoveries.  We recognized revenue and related additional contract costs from claims in the following amounts for the periods presented:

	Year ended December 31, 2004	Year ended January 2, 2004	Eleven months ended January 3, 2003	(Predecessor Company) One month ended February 1 2002
Revenue from claims	$30,439	$35,199	$15,393	$—
Less additional contract related costs and subcontractors’ share of claim settlements	(1,901)	(8,998)	(2,554)	—
Net impact on gross profit from claims	$28,538	$26,201	$12,839	$—

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

Classification of current assets and liabilities

We include in current assets and liabilities amounts realizable and payable under contracts that extend beyond one year. Accounts receivable at December 31, 2004 and January 2, 2004 included $12,393 and $6,296, respectively, of contract retentions, which are not expected to be collected within one year. Subcontracts payable at December 31, 2004, included $16,627 of retentions payable, which are not expected to be paid within one year. Billings in excess of cost and estimated earnings on uncompleted contracts contain amounts that, depending on contract performance, resolution of U.S. government contract audits, negotiations, change orders, claims or changes in facts and circumstances, may not require payment within one year.

Cash and cash equivalents

Cash and cash equivalents consist of liquid securities with remaining maturities of three months or less at the date of acquisition that are readily convertible into known amounts of cash. At December 31, 2004 and January 2, 2004, cash and cash equivalents included amounts totaling $61,549 and $70,667, respectively, that were restricted for use in the normal operations of our consolidated construction joint ventures, by projects having contractual cash restrictions and by our self-insurance programs.

Short-term investments

Short-term investments consist of investment grade fixed-income auction rate securities classified as available-for-sale.  The short-term investments are stated at fair value that approximated cost, therefore there were no unrealized gains or losses related to these securities included in accumulated other comprehensive income at December 31, 2004 and January 2, 2004. The cost of securities sold was based on the specific identification method. At December 31, 2004, short-term investments had contractual maturities generally ranging from 24 to 38 years; however, all securities had provisions to be re-priced as to the interest rate or to be sold within 28 days or less. All auction rate securities were sold in February, 2005 and the proceeds were reinvested in cash equivalents.

Accounts and unbilled receivables

Accounts receivable at December 31, 2004 and January 2, 2004 include allowances for doubtful accounts of $9,419 and $13,519, respectively. Unbilled receivables represent costs incurred under contracts in process that have not yet been invoiced to customers and arise from the use of the percentage-of-completion method of accounting, cost reimbursement-type contracts and the timing of billings. Substantially all unbilled receivables at December 31, 2004 are expected to be billed and collected within one year.

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

Goodwill

Goodwill is subject to annual impairment tests pursuant to SFAS No. 142, Goodwill and Other Intangible Assets. Effective February 1, 2002, in conjunction with fresh-start reporting, we used the purchase method of accounting to allocate our reorganization value to our net assets, with the excess recorded as goodwill on the basis of estimates of fair value. See Note 3, “Acquisition, Reorganization Case and Fresh-start Reporting.” For income tax purposes, we have tax deductible goodwill in excess of financial statement goodwill and net operating loss (“NOL”) carryovers for which a valuation allowance was established in fresh-start reporting. As goodwill is deducted for income tax purposes and as the pre-reorganization NOL carryovers are utilized, substantially all the resulting tax benefit reduces financial statement goodwill.

Property and equipment

Property and equipment was stated at estimated fair value as of February 1, 2002. Subsequent major renewals and improvements are capitalized at cost, while maintenance and repairs are expensed when incurred. Depreciation of construction equipment is provided based on the straight-line and accelerated methods, after an allowance for estimated salvage value, over estimated lives of 2 to 10 years. Depreciation of buildings is provided based on the straight-line method over estimated lives of 10 to 15 years, and improvements are amortized over the shorter of the asset life or lease term. Depreciation of equipment is provided based on the straight-line method over estimated lives of 3 to 12 years. Upon disposition, cost and related accumulated depreciation of property and equipment are removed from the accounts, and the gain or loss is reflected in results of operations.

Billings in excess of cost and estimated earnings on uncompleted contracts

Billings in excess of cost and estimated earnings on uncompleted contracts represent amounts actually billed to clients, and perhaps collected, in excess of costs incurred and profits recognized on a project. Also, in limited situations, we negotiate substantial advance payments as a contract condition. These advance payments are reflected in billings in excess of cost and estimated earnings on uncompleted contracts. Provisions for losses on contracts, reclamation reserves on mining contracts and reserves for punch-list costs, demobilization and warranty costs on contracts that have achieved substantial completion and reserves for audit and contract closing adjustments on U.S. government contracts are also included in billings in excess of cost and estimated earnings on uncompleted contracts. The following table summarizes the components of billings in excess of cost and estimated earnings on uncompleted contracts.

	December 31, 2004	January 2, 2004
Billings in excess of cost and estimated earnings on uncompleted contracts	$112,628	$97,982
Estimated costs to complete long-term contracts	28,371	49,900
Normal profit reserve	13,143	13,737
Net liabilities of construction joint ventures	27,708	—
Other reserves	22,413	8,563
	$204,263	$170,182

The caption “Net liabilities of construction joint ventures” above, represents our share of unconsolidated construction joint ventures that had an excess of liabilities over assets primarily due to accrued contract losses. See Note 5, “Ventures.”

Self-insurance reserves

Self-insurance reserves represent reserves established through a program under which we self-insure certain business risks. We carry substantial premium-paid, traditional insurance for our various business risks; however, we self-insure the lower level deductibles for workers’ compensation and general, automobile and professional liability. Our total self-insurance reserves at December 31, 2004 and January 2, 2004 are $79,429 and $71,656, respectively. The current portion of the self-insurance reserves of $11,484 and $12,982, respectively, at December 31, 2004 and January 2, 2004 is included in other accrued liabilities.

Foreign currency translation

The functional currency for foreign operations is generally the local currency. Translation of assets and liabilities to U.S. dollars is based on exchange rates at the balance sheet date. Translation of revenue and expenses to U.S. dollars is based on a weighted-average rate during the period. Translation gains or losses, net of income tax effects, are reported as a component of other comprehensive income (loss), except for translation gains or losses related to short-term duration construction and engineering projects which are recognized currently. Gains or losses from foreign currency transactions are included in the results of operations of the period in which the transaction is completed.

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

Income per share

Basic income per share is calculated based on the weighted-average number of outstanding common shares during the applicable period. Diluted income per share is based on the weighted-average number of outstanding common shares plus the weighted-average number of potential outstanding common shares. Income per share is computed separately for each period presented.

For the eleven months ended January 3, 2003, the 8,520 outstanding stock purchase warrants and 5,033 outstanding stock options were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the warrants and options, and, therefore, the effect would be antidilutive. During the year ended January 2, 2004, the weighted average number of outstanding warrants and options excluded from the computation of diluted earnings per share was 7,749 and 3,270, respectively. During the year ended December 31, 2004, the weighted average number of outstanding warrants and options excluded from the computation of diluted earnings per share was not significant.

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

Stock-based compensation

We have used the intrinsic value method to account for stock-based employee compensation under the recognition and measurement principles of Accounting Principles Bulletin (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations for all periods presented. Our stock-based employee compensation plans are described in Note 16, “Capital Stock, Stock Purchase Warrants and Stock Compensation Plans.” The following table presents the pro forma effect on net income and income per share as if we had applied the fair value recognition provisions of the SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Year ended December 31, 2004	Year ended January 2, 2004	Eleven months ended January 3, 2003	(Predecessor Company) One month ended February 1, 2002
Net income as reported	$51,137	$42,063	$37,701	$522,150
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards (1)	(7,010)	(15,923)	(25,888)	10,995
Add: Compensation cost recognized using intrinsic value method	1,164	6,174	—	—
Tax effects	2,282	3,805	10,104	(4,291)
Pro forma net income	$47,573	$36,119	$21,917	$528,854	(2)
Income per share (3)
As reported - basic	$2.02	$1.68	$1.51	—
As reported - diluted	1.86	1.66	1.51	—
Pro forma - basic	1.88	1.44	.88	—
Pro forma - diluted	1.73	1.43	.88	—

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

(2)          Pro forma income before extraordinary item was $(38,339) for the one month ended February 1, 2002.

(3)          Income per share is not presented for the Predecessor Company period, as it is not meaningful because of the revised capital structure of the company after reorganization.

See Note 16, “Capital Stock, Stock Purchase Warrants and Stock Compensation Plans” for a discussion of the assumptions used for the table above.

Reclassifications

Certain reclassifications have been made to the accompanying consolidated financial statements for prior years to conform to the current year presentation.  The reclassifications did not impact previously reported revenues, operating income, net income, total assets, total liabilities or stockholders’ equity.

In February 2005, we determined that investments in Auction Rate Securities (“ARS”) should not be considered cash equivalents.  ARS generally have long-term stated maturities; however, these investments have characteristics similar to short-term investments because at pre-determined intervals, generally between 7 to 90 days of the purchase, there is a new auction process. At December 31, 2004, we held $30,200 of ARS that are classified as short-term investments.  We reclassified $50,000 of ARS at January 2, 2004 that were previously included in cash and cash equivalents to short-term investments. We have included the purchases and sales of ARS in the consolidated statements of cash flows as a component of investing activities. The reclassification resulted in a decrease of net cash provided (used) by investing activities from $40,368 as previously reported to ($9,632) within the consolidated statement of cash flows for the year ended January 2, 2004.  We have held ARS since May 2003.  All ARS were sold in February 2005.

2.             ACCOUNTING STANDARDS

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

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (2003 Medicare Act) was signed into law. The 2003 Medicare Act expanded Medicare to include, for the first time, coverage for prescription drugs. Because of various uncertainties related to our response to the 2003 Medicare Act and the appropriate accounting for this event, we elected to defer financial recognition of this legislation until the FASB issued final accounting guidance. In May 2004, the FASB issued Staff Position No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“FSP 106-2”). FSP 106-2 was effective for us in the third quarter of 2004. We have concluded that enactment of the 2003 Medicare Act was not material and not a significant event pursuant to SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions.

In December 2004, the FASB issued FASB Staff Position No. 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, (“FSP 109-1”), which provides guidance on applying FASB Statement No. 109, Accounting for Income Taxes, to the tax deduction on qualified production activities provided under the American Jobs Creation Act of 2004 (“the Act”).  In addition, FASB issued FASB Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004, (“FSP-109-2”), which provides guidance on the Act’s provision for a one time tax benefit of the repatriation on foreign earnings. We have concluded that the impact of FSP-109-1 and FSP 109-2 for us, was not material and will not be material in the foreseeable future.

Recently issued accounting standards

In December 2004, the FASB issued SFAS No. 123 (Revised), Share-Based Payment (“SFAS 123-R”). SFAS 123-R replaces SFAS 123 and supersedes APB Opinion No. 25 Accounting for Stock Issued to Employees (“APB No. 25”). Adoption of SFAS 123-R will require us to record a non-cash expense for our stock compensation plans using the fair value method. Historically we have recorded our compensation cost in accordance with APB No. 25, which does not require the recording of an expense for our equity related compensation plans if stock options were granted at a price equal to the fair market value of our common stock on the grant date. SFAS 123-R is effective for us beginning the third quarter of 2005. Based on the options outstanding as of December 31, 2004 and granted in February 2005, we estimate the adoption SFAS 123-R will result in an additional expense of approximately $3,500 during the last six months of fiscal year 2005.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets — An Amendment of APB Opinion No. 29. ABP Opinion 29 provided an exception to the basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some non-monetary exchanges, although commercially substantive, be recorded on a carryover basis.  SFAS No. 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance — that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. SFAS No. 153 is effective for us in the third quarter of 2005 but is not expected to have a significant impact on our financial position, results of operations or cash flows.

3.             ACQUISITION, REORGANIZATION CASE AND FRESH-START REPORTING

Acquisition of RE&C

The following discussion describes our acquisition of Raytheon Engineers & Constructors (“RE&C”) in 2000 and the resulting issues and events, including the establishment of normal profit reserves, our severe near-term liquidity problems and filing for protection under Chapter 11 of the U.S. Bankruptcy Code, and integration and merger costs related to the acquisition. These issues and events primarily pertain to the Predecessor Company and our financial statements for the one month ended February 1, 2002.

On July 7, 2000, pursuant to a stock purchase agreement dated April 14, 2000 (the “Stock Purchase Agreement”), we purchased RE&C from Raytheon and RECI (collectively, the “Sellers”), which provides engineering, design, procurement, construction, operation, maintenance and other services on a global basis. We financed the acquisition by obtaining new senior secured facilities providing for an aggregate of $1,000,000 of term loans and revolving borrowing capacity (the “RE&C Financing Facility”) and issuing $300,000 of senior unsecured notes due July 1, 2010 (the “Senior Unsecured Notes”).

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

The normal profit reserve has been reduced as work has been performed on the affected projects. The reduction results in decreases to cost of revenue and corresponding increases in gross profit, but has no effect on cash. The changes in the normal profit reserve for the periods indicated are as follows:

Normal profit reserve
December 28, 2001 balance	$37,910
Increase from fresh-start reporting	9,101
Cost of revenue (decrease)	(3,518)
February 1, 2002 balance	43,493
Cost of revenue (decrease)	(27,425)
January 3, 2003 balance	16,068
Cost of revenue (decrease)	(2,331)
January 2, 2004 balance	13,737
Cost of revenue (decrease)	(594)
December 31, 2004 balance	$13,143

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

On May 14, 2001, we obtained a Secured Super-Priority Debtor-in-Possession Revolving Credit Facility (the “DIP Facility”) with an initial commitment of $195,000 and the ability to increase the total commitment to $350,000. The DIP Facility was available to provide both ongoing funding and to support letters of credit. On June 5, 2001, the DIP Facility lenders approved an increase in the commitment from $195,000 to $220,000. The DIP Facility was available and utilized as needed throughout the pendency of the bankruptcy and was replaced by a secured $350,000, 30-month revolving credit facility, (the “Emergence Credit Facility”), entered into on January 25, 2002.

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

•                  $570,000 of secured debt under the RE&C Financing Facilities was exchanged for $20,000 in cash and 20,000 shares of newly issued common stock of reorganized Washington Group International (“Common Stock”) as discussed further below.

•                  We entered into a registration rights agreement with each holder of a secured claim that received Common Stock and requested to be a party to such agreement.

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

•                  The holders of $300,000 of Senior Unsecured Notes and all other unsecured creditors were to receive a pro rata share of 5,000 shares of Common Stock and a pro rata share of 8,520 fully vested stock warrants to purchase additional shares of Common Stock. The stock warrants expire if unexercised four years after the Effective Date. A reorganization plan committee was established to evaluate and resolve objections to disputed claims of unsecured creditors and to determine each unsecured creditor’s pro rata share of shares and warrants. The warrants consisted of three tranches as follows:

	Number of shares	Exercise price per share
Tranche A	3,086	$28.50
Tranche B	3,527	$31.74
Tranche C	1,907	$33.51

•                  Specified members of management and designated employees were granted stock options pursuant to a management option plan. The management option plan provided for nonqualified stock option grants as of the Effective Date totaling 1,389 aggregate shares of Common Stock with a term of 10 years and an exercise price of $24.00 per share. In addition, another 1,389 shares of Common Stock were reserved for grants after the Effective Date at exercise prices to be established by our board of directors.

•                  The chairman of our board of directors, Mr. Dennis R. Washington, was granted stock options to purchase shares of Common Stock in three tranches. The first tranche was to expire five years after the Effective Date. The remaining tranches were to expire four years after the Effective Date. One-third of each tranche vested on the Effective Date, one-third of each tranche vested on the first anniversary of the Effective Date and the final third of each tranche vested on the second anniversary of the Effective Date, January 25, 2004. We also agreed with Mr. Washington that our amended certificate of incorporation and bylaws would permit his accumulation of up to 40% of the fully diluted shares of Common Stock in open market or privately-negotiated transactions, including exercise of the stock options, and that we would take no action inconsistent with those provisions. Mr. Washington’s stock options were amended in November 2003, extending the expiration dates on all three tranches to ten years from the original date of grant, or January 25, 2012. The number of shares and respective exercise prices for each tranche are as follows:

	Number of shares	Exercise price per share
Tranche A	1,389	$24.00
Tranche B	882	$31.74
Tranche C	953	$33.51

•                  We adopted fresh-start reporting as of February 1, 2002 as discussed below.

•                  We filed an amended and restated certificate of incorporation and adopted amended and restated bylaws and established a new board of directors.

Reorganization items

Reorganization items consisted of the following:

	Year ended December 31, 2004	Year ended January 2, 2004	Eleven months ended January 3, 2003	(Predecessor Company) One month ended February 1, 2002
Professional fees and other expenses related to bankruptcy proceedings	$—	$4,900	$3,174	$36,072
Adjustment to accrued reorganization costs due to a settlement	(1,245)	—	—	—
Impairment of assets of rejected contracts	—	—	—	907
Adjustments to fair values in fresh-start	—	—	—	35,078
Total reorganization items	$(1,245)	$4,900	$3,174	$72,057

Contractual interest expense

During the pendency of our bankruptcy proceedings, we ceased accruing interest on our long-term debt. Contractual interest expense not recorded during the one month ended February 1, 2002 was $7,090.

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

Pursuant to SOP 90-7, we used the purchase method of accounting to allocate our reorganization value to our net assets with the excess recorded as goodwill on the basis of estimates of fair values. The reorganization value was determined to be $550,000 as of February 1, 2002. On the Effective Date, we borrowed $40,000 under the Senior Secured Revolving Credit Facility; however, because the borrowings under the Senior Secured Revolving Credit Facility are revolving working capital loans, they were not included as part of the reorganization value. Therefore, the reorganization value of $550,000 represents the value of our stockholders’ equity as of the Effective Date. Based on estimated fair value, we allocated $28,647 of the equity value to the stock purchase warrants and the remainder to Common Stock.

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

•                  $926,288 in unsecured obligations were exchanged for 5,000 shares of Common Stock and 8,520 warrants. The unsecured obligations included $300,000 of Senior Unsecured Notes and approximately $415,000 related to specified Power business unit projects that were subject to guarantees by the Sellers.

•                  $576,567 in secured obligations, including accrued interest, were exchanged for 20,000 shares of Common Stock, and $20,000 in cash paid on the Effective Date.

(d)         We recorded a gain on debt discharge of $1,460,732, less the value of Common Stock and warrants issued of $550,000, net of income taxes of $343,539.

4.              RESTRUCTURING CHARGES

During 2001, we initiated restructuring actions to improve operational effectiveness and efficiency and reduce expenses globally relative to employment levels and excess facilities consistent with the Plan of Reorganization. A liability was recorded as other accrued liabilities for employee termination benefits, impairment charges and enhanced pension benefits. The severance costs represented expected reductions in work force for management, professional, administrative and operational overhead. The facility closure costs consist primarily of future lease payments, net of estimated sub-tenant rental income, for vacated excess facilities. As part of the Plan of Reorganization in January 2002, restructuring liabilities of $14,155 representing the remaining balance recorded as part of the acquisition of RE&C and consisting of non-cancelable lease obligations were discharged. The remaining liability at December 31, 2004 primarily represents facility closure costs.

The following presents restructuring charges accrued and costs incurred for the periods presented:

	Year ended December 31, 2004	Year ended January 2, 2004	Eleven months ended January 3, 2003	(Predecessor Company) One month ended February 1, 2002
Accrued restructuring liability at beginning of period	$9,454	$11,987	$24,718	$44,072
Charges and liabilities accrued:
Severance and other employee related costs	—	—	—	625
Payments, net of sub-tenant rental income and other	(2,777)	(2,533)	(12,731)	(5,824)
Liabilities discharged in bankruptcy	—	—	—	(14,155)
Accrued restructuring liability at end of period	$6,677	$9,454	$11,987	$24,718

5.             VENTURES

Construction joint ventures

We participate in unconsolidated construction joint ventures that are formed to bid, negotiate and complete specific projects. The unconsolidated construction joint ventures are reflected in our consolidated balance sheets as investments in and advances to construction joint ventures accounted for under the equity method, and our proportionate share of revenue, cost of revenue and gross profit is included in our consolidated statements of operations. The size, scope and duration of joint-venture projects vary among periods. The tables below present the financial information of our unconsolidated construction joint ventures in which we do not hold a controlling interest but do exercise significant influence. At December 31, 2004, $27,708 was included in our consolidated balance sheet under the caption “Billings in excess of cost and estimated earnings or uncompleted contracts,” representing our share of unconsolidated construction joint ventures that had an excess of liabilities over assets primarily due to accrued contract losses.

Combined financial position of unconsolidated construction joint ventures	December 31, 2004	January 2, 2004
Current assets	$182,127	$217,893
Property and equipment, net	3,707	3,785
Current liabilities	(171,476)	(165,284)
Net assets	$14,358	$56,394

Combined results of operations of unconsolidated construction joint ventures	Year ended December 31, 2004	Year ended January 2, 2004	Eleven months ended January 3, 2003	(Predecessor Company) One month ended February 1, 2002

Revenue	$656,307	$702,648	$596,965	$43,751
Cost of revenue	(668,496)	(624,535)	(574,175)	(42,436)
Gross profit (loss)	$(12,189)	$78,113	$22,790	$1,315

Washington Group International’s share of results of operations of unconsolidated construction joint ventures
Revenue	$257,679	$271,218	$236,701	$17,790
Cost of revenue	(270,237)	(239,881)	(229,383)	(17,387)
Gross profit (loss)	$(12,558)	$31,337	$7,318	$403

During 2004, a construction joint venture in which we participate recorded a contract loss on a $362,000 fixed-price roadway interchange and bridge project in which we have a 50% interest. Our share of the loss amounted to $27,500. The contract loss is primarily a result of cost growth due to design changes, quantity growth, price escalation, and project delays. As of December 31, 2004, the project is approximately 30 percent complete and scheduled to be completed in the fourth quarter of 2006. A portion of the joint venture losses may be recovered through change orders or claims; however, since realization can not be assured at this time, no potential change orders or claims have been considered in calculating the estimated loss. The change orders and claims will be recognized when it is probable that they will result in additional contract revenue and can be reliably estimated. While the entire amount of the current estimated loss has been recognized, actual results may differ from our estimates.

Unconsolidated affiliates

At December 31, 2004 and January 2, 2004, we held ownership interests in several unconsolidated affiliates that are accounted for under the equity method, the most significant of which are two incorporated mining ventures: MIBRAG (50%) and Westmoreland Resources, Inc. (“Westmoreland Resources”) (20%). We provide consulting services to MIBRAG and contract mining services to Westmoreland Resources. The tables below present the financial information of our unconsolidated affiliates in which we do not hold a controlling interest but do exercise significant influence.

Combined financial position of unconsolidated affiliates	December 31, 2004	January 2, 2004
Current assets	$184,801	$187,983
Property and equipment, net	615,475	553,219
Other non-current assets	686,849	665,705
Current liabilities	(98,424)	(87,306)
Long-term debt, non-recourse to parents	(257,950)	(274,697)
Other non-current liabilities	(769,739)	(739,741)
Net assets	$361,012	$305,163

Combined results of operations of unconsolidated affiliates	Year ended December 31, 2004	Year ended January 2, 2004	Eleven months ended January 3, 2003	(Predecessor Company) One month ended February 1, 2002
Revenue	$457,219	$447,386	$296,335	$28,403
Costs and expenses	(401,182)	(394,847)	(240,358)	(21,508)
Net income	$56,037	$52,539	$55,977	$6,895

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

6.     SALE OF BUSINESSES

In November 2001, we and BNFL agreed to pursue the sale of the Electro-Mechanical Division (“EMD”) of the Westinghouse Businesses. EMD designed and manufactured components for the U.S. Navy, nuclear power utilities and other industries. On October 28, 2002, we sold EMD to a subsidiary of Curtiss-Wright Corporation. Curtiss-Wright Corporation agreed to pay $80,000 in cash, subject to certain adjustments, and assumed certain liabilities, including pension and other post-retirement obligations. Cash proceeds, net of a required contribution to the pension plan assumed by Curtiss-Wright Corporation were $77,133 and were distributed 60:40 between us and BNFL. We received $46,280 in net cash proceeds resulting in a $3,420 gain ($1,145 net of tax and minority interest) on the sale of EMD, which was reflected as other operating income in 2002. Operating results for EMD are included as part of the Energy & Environment business unit in Note 12, “Operating Segment, Geographic and Customer Information” through the date of the sale.

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

Operating results of the Technology Center and EMD included in our consolidated results of operations for periods prior to the sales are as follows:

	Year ended January 2, 2004	Eleven months ended January 3, 2003	(Predecessor Company) One month ended February 1, 2002
Revenue	$9,989	$150,086	$17,088
Net income (loss)	(590)	7,333	960

7.     GOODWILL

The following table reflects the changes in the carrying value of goodwill from January 3, 2003 to December 31, 2004. We reduce goodwill as a result of amortization of the excess of tax deductible goodwill over financial reporting goodwill and from actual and forecast usage of pre-reorganization NOL carryovers. Goodwill of a subsidiary is assigned each year to the reporting segments to which the subsidiary was providing service in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. In addition, as disclosed in Note 12, “Operating Segment Geographic and Customer Information,” certain operations were transferred among business units during 2004.

Goodwill activity by reporting segment	Power	Industrial/ Process	Infrastructure	Mining	Defense	Energy & Environment	Corporate and other	Total
Balance at January 3, 2003	$6,386	$112,077	$49,008	—	$42,320	$177,463	—	$387,254
Reorganization of reporting structure	1,695	(9,658)	7,963	—	—	—	—	—
Adjustment for amortization of tax goodwill and utilization of NOL’s	(834)	(12,338)	(6,397)	—	(3,847)	(3,935)	—	(27,351)
Balance at January 2, 2004	7,247	90,081	50,574	—	38,473	173,528	—	359,903
Reorganization of reporting structure	7,000	(10,656)	(1,536)	—	720	4,472	—	—
Adjustment for amortization of tax goodwill and utilization of NOL’s	(1,588)	(21,493)	(12,907)	—	(7,327)	(8,771)	—	(52,086)
Balance at December 31, 2004	$12,659	$57,932	$36,131	—	$31,866	$169,229	—	$307,817

We perform our annual goodwill impairment test for all of our reporting segments as of October 31, in conjunction with our annual budgeting and forecasting process. There was no goodwill identified for impairment during our annual review of goodwill for the years ended December 31, 2004 and January 2, 2004.

8.     CREDIT FACILITY

In connection with our emergence from bankruptcy protection on January 25, 2002, we entered into the Emergence Credit Facility that provided for an aggregate of $350,000 of revolving borrowing and letter of credit capacity. Borrowings and other financial accommodations under the Emergence Credit Facility were allocated pro rata between a Tranche A facility in the amount of $208,350 and a Tranche B facility in the amount of $141,650. The borrowing rate under the Emergence Credit Facility was, for Tranche A, the applicable LIBOR, which had a stated floor of 3%, plus an additional margin of 5.5%, and for Tranche B, LIBOR plus an additional margin of 5.5%. The Emergence Credit Facility carried other fees, including commitment fees and letter of credit fees, normal and customary for such credit agreements. On October 9, 2003, we replaced the Emergence Credit Facility with a New Senior Secured Revolving Credit Facility (the “Credit Facility”). As a result of the refinancing, a pre-tax charge to income of $9,831 was recorded in the fourth quarter of 2003 associated with the unamortized balance of the financing fees of the Emergence Credit Facility.

The Credit Facility provides for up to $350,000 in the aggregate of loans and other financial accommodations allocated pro rata between a Tranche A facility in the amount of $115,000 and a Tranche B facility in the amount of $235,000. We amended the Credit Facility on March 19, 2004 and again on August 5, 2004, to include more favorable terms on the Tranche B facility. As amended, the scheduled termination dates for Tranche A and Tranche B are October 9, 2007 and August 5, 2008, respectively. The borrowing rate for Tranche A is the greater of LIBOR or 2%, plus an additional margin of 3.50%. The borrowing rate for Tranche B is LIBOR, plus an additional margin of 2.50%. As of December 31, 2004, the effective borrowing rate was 5.90% for Tranche A and 4.90% for Tranche B. The Credit Facility also provides for other fees, including commitment and letter of credit fees, normal and customary for such credit agreements. Under the current terms of the agreement, letters of credit are allocated pro rata between the facilities on the same basis as loans. Letter of credit fees are calculated using the applicable LIBOR margins of 3.50% for Tranche A and 2.50% for Tranche B plus an issuance fee. The average issuance fee for both tranches was 0.25%. Commitment fees are calculated on the remaining borrowing capacity of each tranche after subtracting all loans and letters of credit. The commitment fee is 1.50% for Tranche A and 2.50% for Tranche B. At December 31, 2004, $123,881 in face amount of letters of credit were issued and outstanding and no borrowings were outstanding leaving a borrowing capacity of $226,119 under the Credit Facility. The Credit Facility contains financial covenants requiring the maintenance of specified financial and operating ratios, and specified events of default that are typical for a credit facility of this size, type and tenor. The Credit Facility also contains affirmative and negative covenants that limit our ability and the ability of some of our subsidiaries to incur debt or liens, provide guarantees, make investments, merge with or acquire other companies, and pay dividends. At December 31, 2004, we were in compliance with all of the financial covenants under the Credit Facility. The Credit Facility is secured by substantially all of the assets of Washington Group and our wholly owned domestic subsidiaries.

9.     TAXES ON INCOME

The components of the U.S. federal, state and foreign income tax expense (benefit) were as follows:

	Year ended December 31, 2004	Year ended January 2, 2004	Eleven months ended January 3, 2003	(Predecessor Company) One month ended February 1, 2002
Currently payable
U.S. federal	$611	$684	$—	$—
State	548	1,247	1,660	(129)
Foreign	3,629	4,927	4,158	361
Total current expense	4,788	6,858	5,818	232
Deferred
U.S. federal	37,526	34,605	36,107	(19,178)
State	4,517	4,175	3,900	(1,246)
Foreign	(7,306)	1,250	392	114
Total deferred expense (benefit)	34,737	40,030	40,399	(20,310)
Income tax expense (benefit)	$39,525	$46,888	$46,217	$(20,078)

The components of the deferred tax assets and liabilities and the related valuation allowances were as follows:

Deferred tax assets and liabilities	December 31, 2004	January 2, 2004
Deferred tax assets
Goodwill	$18,051	$4,557
Compensation and benefits	51,946	45,915
Depreciation	1,322	—
Provision for losses	35,131	42,279
Joint ventures	13,101	9,065
Revenue recognition	6,514	3,343
Self-insurance reserves	33,702	28,790
Alternative minimum tax	17,098	16,796
Foreign tax credit	17,461	16,462
Net operating loss carryovers	142,212	150,393
Valuation allowance	(126,969)	(144,582)
Other, net	6,831	—
Total deferred tax assets	216,400	173,018
Deferred tax liabilities
Investment in affiliates	(57,578)	(38,670)
Depreciation	—	(1,493)
Other, net	—	(16,891)
Total deferred tax liabilities	(57,578)	(57,054)
Total deferred tax assets, net	$158,822	$115,964

During the third quarter of 2003, we completed an analysis of the tax laws applicable to the cancellation of debt under our bankruptcy proceedings resulting in adjustments to deferred income taxes for the year ended January 2, 2004. The following adjustments to deferred taxes were recorded:

•                  Net operating loss (“NOL”) carryovers were increased by $278,704, resulting in a deferred tax asset of $108,778. A valuation allowance of $91,834 was established against this deferred tax asset.

•                  Alternative minimum tax (“AMT”) credit carryovers increased by $16,112, resulting in a deferred tax asset of $16,112.

•                  The tax basis in depreciable assets was reduced by $37,187, resulting in a deferred tax liability of $13,016.

As of December 31, 2004, we have remaining tax goodwill of $59,031 resulting from the acquisition of the Westinghouse Businesses and $579,320 resulting from the acquisition of RE&C. The amortization of this tax goodwill is deductible over remaining periods of 9.2 and 10.5 years, respectively, resulting in annual tax deductions of $61,613, net of minority interest. At December 31, 2004, we had federal NOL carryovers of $211,551, most of which is subject to an annual limitation of $26,510. The federal NOL carryovers expire in years 2020 through 2022.  We also have foreign NOL carryovers of $181,524, most of which are not subject to expiration. The foreign NOL carryovers primarily consist of losses incurred on two construction projects in the United Kingdom which were acquired as part of the RE&C acquisition. We also had $17,461 of foreign tax credits which currently have no expiration date.

The $126,969 valuation allowance reduces the deferred tax assets associated with the NOL carryovers to a level which we believe will, more likely than not, be realized based on estimated future taxable income. As the NOL is used against taxable income or the valuation allowance is no longer considered necessary, the valuation allowance will be reduced, substantially all of which will result in a corresponding reduction to financial statement goodwill. During 2004, based on actual and forecasted utilization of NOL carryovers the valuation allowance was decreased by $17,365. The tax effect of the change resulted in an additional $11,116 deferred tax asset. The combined amount of $28,481 was recorded as a reduction to goodwill. The valuation allowance also had minor adjustments due to foreign currency translation.

Years prior to 1994 are closed to examination for federal tax purposes. We have evaluated the available evidence about both asserted and unasserted income tax contingencies in our income tax returns filed with the Internal Revenue Service, state, local and foreign tax authorities.  We have recorded $18,232 for income tax contingencies which represents our estimate of the amount that is probable and estimable of being payable, if successfully challenged by such tax authorities, under the provisions of SFAS No. 5, Accounting for Contingencies.  Any reversal of this contingency resulting from favorable settlements with a tax authority will result in a reduction to goodwill because the contingency relates to issues that existed prior to fresh-start reporting. We have not received either written or oral tax opinions that are contrary to our assessment of the recorded income tax provision and income tax contingency accrual.

Income tax expense (benefit) differed from income taxes at the U.S. federal statutory tax rate of 35.0% as follows:

	Year ended December 31, 2004	Year ended January 2, 2004	Eleven months ended January 3, 2003	(Predecessor Company) One month ended February 1, 2002
Federal tax rate	35.0%	35.0%	35.0%	35.0%
State tax, net of federal benefit	3.1	3.2	3.5	2.8
Nondeductible items	2.1	2.8	3.0	.4
Foreign tax	(2.9)	1.3	2.7	—
Effective tax rate	37.3%	42.3%	44.2%	38.2%

Foreign taxes include a benefit for current year losses in certain foreign jurisdictions. A full valuation allowance has been provided against the resulting foreign NOL’s. Non-deductible items were principally comprised of non-deductible reorganization expenses, lobbying expenses, and the non-deductible portion of meals and entertainment expenses.

The US Government ratified the protocol modifying the income tax treaty between the US and the Netherlands in December 2004. The protocol eliminates the 5% Netherlands withholding tax on dividends from Netherlands subsidiaries received after February 1, 2005. The net impact of the elimination of the Netherlands withholding tax on future dividends was a reduction in our deferred tax liability of $3,623, which decreased income tax expense in 2004.

Income before reorganization items, income taxes, minority interests and extraordinary item is comprised of the following:

	Year ended December 31, 2004	Year ended January 2, 2004	Eleven months ended January 3, 2003	(Predecessor Company) One month ended February 1, 2002
U.S. source	$13,950	$46,018	$60,059	$4,648
Foreign source	90,681	69,741	47,617	3,420
Income (loss) before reorganization items, income taxes, minority interests and extraordinary item	$104,631	$115,759	$107,676	$8,068

10.  BENEFIT PLANS

Pension plans and supplemental retirement plans

We sponsor defined benefit pension plans and unfunded supplemental retirement plans, which primarily cover certain groups of current and former employees of the Westinghouse Businesses. We make actuarially computed liability calculations for financial reporting purposes and make contributions as necessary to adequately fund benefits for these plans. Qualified plan assets are invested in master pension trusts for the Westinghouse Businesses that invest primarily in publicly traded common stocks, bonds, government securities and cash equivalents.

We use an October 31 measurement date for our pension plans.

Reconciliation of beginning and ending balances of benefit obligations and fair value of plan assets and the funded status of the pension plans are as follows:

Change in benefit obligations	Year Ended December 31, 2004	Year Ended January 2, 2004
Benefit obligations at beginning of period	$72,207	$62,619
Service cost	4,768	3,367
Interest cost	4,453	4,091
Participant contributions	510	447
Benefit payments	(3,538)	(3,627)
Actuarial loss	4,728	5,310
Benefit obligations at end of period	$83,128	$72,207

Change in plan assets	Year Ended December 31, 2004	Year Ended January 2, 2004
Fair value of plan assets at beginning of period	$14,605	$9,620
Actual return on plan assets	1,233	2,480
Company contributions	8,263	6,130
Participant contributions	510	447
Benefit payments	(3,538)	(3,627)
Divestiture - sale of EMD	—	(445)
Fair value of plan assets at end of period	$21,073	$14,605
Funded status (obligations less fair value of plan assets)	$(62,055)	$(57,602)
Unrecognized net actuarial loss	12,559	7,915
Unrecognized prior service cost	12	—
Accrued benefit cost	(49,484)	(49,687)
Contributions made after the measurement date	545	507
Accrued benefit cost at end of period	$(48,939)	$(49,180)

Amounts recognized in the balance sheet for the pension plans are as follows:

	December 31, 2004	January 2, 2004
Accrued benefit liability	$(55,986)	$(53,227)
Intangible asset	1	—
Accumulated other comprehensive loss	4,846	2,881
Minority interest in other comprehensive loss	2,200	1,166
Net amount recognized	$(48,939)	$(49,180)

We expect to contribute $8,400 to our pension plans in 2005. At December 31, 2004, the benefit obligation for each pension benefit plan disclosed above exceeded the fair value of plan assets.  Pension benefits expected to be paid in each of the next five years and in the aggregate for the next succeeding five years are $3,618, $3,827, $4,027, $4,294, $4,600 and $30,960, respectively, at December 31, 2004.

The accumulated benefit obligation for all defined benefit pension plans was $77,099 and $67,365 at December 31, 2004 and January 2, 2004, respectively.

The components of net pension costs for the plans are as follows:

Components of net pension costs	Year ended December 31, 2004	Year ended January 2, 2004	Eleven months ended January 3, 2003	(Predecessor Company) One month ended February 1, 2002
Service cost	$4,769	$3,367	$4,503	$369
Interest cost	4,453	4,091	9,111	854
Expected return on assets	(1,336)	(923)	(6,214)	(600)
Recognized net actuarial loss	175	125	11	13
Net periodic pension costs	$8,061	$6,660	$7,411	$636

The actuarial assumptions used to determine pension benefit obligations for the plans are as follows:

	December 31, 2004	January 2, 2004
Discount rate	5.50% to 6.0%	6.3%
Compensation increases	4.0	4.0
Expected return on assets	8.0	8.0

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

The pension plan’s weighted-average asset allocations by asset category are:

Asset category	December 31, 2004	January 2, 2004
U.S. equity securities	58%	55%
Fixed income debt securities	34	36
Non-U.S. equity securities	6	6
Cash and cash equivalents	2	3

Post-retirement benefit plans

We provide benefits under company-sponsored retiree health care and life insurance plans for certain groups of employees of the Westinghouse Businesses. The retiree health care plans require retiree contributions and contain other cost sharing features. The retiree life insurance plan provides basic coverage on a noncontributory basis.  We also sponsor frozen benefit plans for certain groups of employees and retirees other than the Westinghouse Businesses.  Depending on the plan, the retirees are entitled to health care and/or life insurance benefits.  Some plans require retiree contributions.  We reserve the right to amend or terminate the post-retirement benefits currently provided under the plans and may increase retirees’ cash contributions at any time.

We use an October 31 measurement date for our post-retirement benefit plans.

Reconciliation of beginning and ending balances of post-retirement benefit obligations and fair value of plan assets and the funded status are as follows:

Change in post-retirement benefit obligations	Year Ended December 31, 2004	Year Ended January 2, 2004
Benefit obligations at beginning of period	$54,890	$48,179
Service cost	1,911	889
Interest cost	3,397	3,119
Participant contributions	1,201	1,244
Benefit payments	(4,926)	(5,688)
Actuarial loss	2,748	7,147
Benefit obligations at end of period	$59,221	$54,890

Change in plan assets	Year Ended December 31, 2004	Year Ended January 2, 2004
Fair value of plan assets at beginning of period	$—	$—
Company contributions	3,725	4,444
Participant contributions	1,201	1,244
Benefit payments	(4,926)	(5,688)
Fair value of plan assets at end of period	$—	$—
Funded status (obligations less fair value of plan assets)	$(59,221)	$(54,890)
Unrecognized net actuarial loss	11,073	8,464
Accrued benefit cost	(48,148)	(46,426)
Contributions made after the measurement date	736	577
Accrued benefit cost at end of period	$(47,412)	$(45,849)

As of December 31, 2004 and January 2, 2004, the accrued benefit liabilities recognized in the balance sheet for the postretirement benefit plans are $(47,412) and $(45,849), respectively.

We expect to contribute $4,100 to our post-retirement plans in 2005.  Post-retirement benefits expected to be paid in each of the next five years and in the aggregate for the next succeeding five years are $4,062, $4,201, $3,968, $4,034, $4,111, and $22,117, respectively, at December 31, 2004.

The components of net post-retirement costs are as follows:

Components of net post-retirement costs	Year ended December 31, 2004	Year ended January 2, 2004	Eleven months ended January 3, 2004	(Predecessor Company) One month ended February 1, 2003
Service cost	$1,456	$889	$1,216	$25
Interest cost	3,397	3,119	4,623	292
Recognized net actuarial gain (loss)	306	—	—	(31)
Amortization of prior service credit	—	—	—	(32)
Partial recognition of initial obligation	287	—	—	—
Net post-retirement costs	$5,446	$4,008	$5,839	$254

The actuarial assumptions used to determine post-retirement benefit obligations are as follows:

	December 31, 2004	January 2, 2004
Discount rate	5.25 to 6.25%	6.3%
Health care cost trend rate assumed for next year	10.0%	9.6%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.5%
Year that the rate reaches the ultimate trend rate	2010	2006

Experience gains and losses, as well as the effects of changes in actuarial assumptions and plan provisions, are amortized over the average future service period of employees.

The health care cost trend rate assumption has a significant effect on the amounts reported for health care plans. The effect of a 1% change in this assumption would be as follows:

Post-retirement benefits	December 31, 2004	January 2, 2004
Effect on total of service and interest cost
1% point increase	$647	$433
1% point decrease	(501)	(338)
Effect on accumulated projected benefit obligation
1% point increase	4,565	4,367
1% point decrease	(3,882)	(3,618)

Deferred compensation plans

We provide nonqualified plans for executives. We have a deferred compensation plan which allows for deferral of salary and incentive compensation beyond amounts allowed under our 401(k) plan and a restoration plan that provides matching contributions on compensation not eligible for matching contributions under our 401(k) plan. As of December 31, 2004 and January 2, 2004, the accrued benefit amounts are $9,262 and $5,014, respectively, and are included in other non-current liabilities in the accompanying consolidated balance sheets.

Other retirement plans

We sponsor a number of defined contribution retirement plans. Participation in these plans is available to substantially all salaried employees and to certain groups of hourly employees. Our cash contributions to these plans are based on either a percentage of employee contributions or on a specified amount per hour depending on the provisions of each plan. The net cost of these plans was $26,600 for the year ended December 31, 2004, $28,915 for the year ended January 2, 2004, $29,643 in the eleven months ended January 3, 2003 and $2,557 for the month ended February 1, 2002.

Multiemployer pension plans

We participate in and make contributions to numerous construction-industry multiemployer pension plans. Generally, the plans provide defined benefits to substantially all employees covered by collective bargaining agreements. Under the Employee Retirement Income Security Act, a contributor to a multiemployer plan is liable, upon termination or withdrawal from a plan, for its proportionate share of a plan’s unfunded vested liability. We currently have no intention of withdrawing from any of the multiemployer pension plans in which we participate. The net cost of these plans was $31,290 in the year ended December 31, 2004, $51,566 in the year ended January 2, 2004, $89,242 in the eleven months ended January 3, 2003 and $6,479 for the month ended February 1, 2002. During the eleven months ended January 3, 2003, the net cost of the multiemployer pension plans included cost incurred by us on several large projects performed under the Raytheon Settlement which were funded on a cost-type basis. Such costs decreased during the years ended December 31, 2004 and January 2, 2004, as the projects were being completed.

11.  TRANSACTIONS WITH AFFILIATES

We purchased goods and services from companies owned by the chairman of our board of directors as follows:

	Year ended December 31, 2004	Year ended January 2, 2004	Eleven months ended January 3, 2003	(Predecessor Company) One month ended February 1, 2002
Capital expenditures	$160	$25	$258	$17
Lease and maintenance of corporate aircraft	1,904	1,875	1,934	149
Parts, rentals, overhauls and repairs of construction equipment	1,055	1,242	731	111
Other	272	3	21	—

We mined and sold ballast used in railroad beds to affiliates of the chairman of our board of directors as follows:

	Year ended December 31, 2004	Year ended January 2, 2004	Eleven months ended January 3, 2003	(Predecessor Company) One month ended February 1, 2002
Ballast sales	$681	$667	$2,383	$8

Financial advisory services and construction materials were purchased by us from firms owned by or affiliated with persons who were members of our board of directors at the time of purchase as follows:

	Year ended December 31, 2004	Year ended January 2, 2004	Eleven months ended January 3, 2003	(Predecessor Company) One month ended February 1, 2002
Financial advisory services	—	—	—	$700
Construction materials and services	$1,362	$203	$1,879	—

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate performance and allocate resources based on segment assets, gross profit and equity in income of unconsolidated affiliates. Segment operating income is total segment revenue reduced by segment cost of revenue, goodwill amortization, integration and merger costs, restructuring costs and other operating income.  Effective January 3, 2004, certain divisions of the Industrial/Process business unit were transferred to the Infrastructure and Energy business units to more closely align the divisions to the markets of the respective business unit.  Prior periods operating results for the transferred divisions have been reclassified between business units to conform to the current period organization.

	Year ended December 31, 2004	Year ended January 2, 2004	Eleven months ended January 3, 2003	(Predecessor Company) One month ended February 1, 2002
Revenue
Power	$633,981	$511,788	$920,068	$85,551
Infrastructure	891,081	585,847	707,249	82,130
Mining	109,780	84,150	63,227	5,326
Industrial/Process	394,739	430,341	534,936	59,952
Defense	495,295	506,092	494,981	62,107
Energy & Environment	396,570	385,497	584,744	52,471
Intersegment, eliminations and other	(6,064)	(2,564)	6,409	2,375
Total revenues	$2,915,382	$2,501,151	$3,311,614	$349,912
Gross profit (loss)
Power	$34,493	$38,595	$23,886	$199
Infrastructure	(17,117)	31,600	18,110	3,212
Mining	7,848	4,581	1,805	100
Industrial/Process	17,151	1,965	(6,033)	298
Defense	40,156	49,836	42,140	1,956
Energy & Environment	73,567	70,232	80,628	5,717
Intersegment and other unallocated operating costs	(6,067)	(20,460)	(11,500)	(362)
Total gross profit	$150,031	$176,349	$149,036	$11,120
Equity in income of unconsolidated affiliates
Power	$260	$417	$—	$—
Infrastructure	892	730	—	—
Mining	25,551	25,740	27,342	3,109
Industrial/Process	696	512	—	—
Defense	—	—	—	—
Energy & Environment	(482)	(1,880)	—	—
Intersegment and other	—	—	—	—
Total equity in income of unconsolidated affiliates	$26,917	$25,519	$27,342	$3,109
Operating income (loss)
Power	$34,753	$39,012	$23,886	$199
Infrastructure	(16,225)	32,330	18,110	3,212
Mining	33,399	33,521	29,147	3,209
Industrial/Process	17,847	2,477	(6,033)	298
Defense	40,156	49,836	42,140	1,956
Energy & Environment	73,085	69,867	84,048	5,717
Intersegment and other unallocated operating income and costs	(4,624)	(18,993)	(11,500)	(987)
General and administrative expenses, corporate	(60,404)	(57,520)	(48,138)	(4,180)
Total operating income (loss)	$117,987	$150,530	$131,660	$9,424

Assets as of	December 31, 2004	January 2, 2004
Power	$88,672	$48,463
Infrastructure	255,704	256,398
Mining	216,911	178,690
Industrial/Process	141,674	168,138
Defense	112,990	125,042
Energy & Environment	280,381	267,077
Corporate and other (a)	491,874	366,715
Total assets	$1,588,206	$1,410,523

(a)           Corporate and other assets principally consist of cash and cash equivalents and deferred tax assets.

Capital expenditures	Year ended December 31, 2004	Year ended January 2, 2004	Eleven months ended January 3, 2003	(Predecessor Company) One month ended February 1, 2002
Power	$—	$34	$269	$15
Infrastructure	20,022	3,651	3,424	296
Mining	9,947	3,715	2,972	58
Industrial/Process	206	303	2,539	657
Defense	8	—	113	—
Energy & Environment	1,507	671	6,068	1,474
Corporate and other	3,527	3,839	7,572	1,403
Total capital expenditures	$35,217	$12,213	$22,957	$3,903

Depreciation	Year ended December 31, 2004	Year ended January 2, 2004	Eleven months ended January 3, 2003	(Predecessor Company) One month ended February 1, 2002
Power	$108	$149	$137	$12
Infrastructure	5,906	15,461	34,505	2,971
Mining	5,913	6,314	6,269	586
Industrial/Process	743	1,168	1,382	270
Defense	59	103	137	14
Energy & Environment	1,258	1,667	2,612	172
Corporate and other	4,727	6,507	5,700	1,587
Total depreciation	$18,714	$31,369	$50,742	$5,612

Investments in unconsolidated affiliates

At December 31, 2004 and January 2, 2004, we had $179,347 and $145,144, respectively, in investments accounted for by the equity method, primarily consisting of MIBRAG. These investments were held and reported primarily as part of the Mining business unit.

Geographic areas

Geographic data regarding our revenue is shown below. Revenues are attributed to geographic locations based upon the primary location of work performed. Geographical disclosures of long-lived assets are impracticable to prepare.

Geographic data	Year ended December 31, 2004	Year ended January 2, 2004	Eleven months ended January 3, 2003	(Predecessor Company) One month ended February 1, 2002
Revenue
United States	$2,145,175	$2,259,826	$3,044,201	$321,885
Iraq	492,430	39,129	—	—
Other international	277,777	202,196	267,413	28,027
Total revenue	$2,915,382	$2,501,151	$3,311,614	$349,912

Revenue from other international operations in all periods presented was in numerous geographic areas without significant concentration.

Major customers

Ten percent or more of our total revenues were derived from contracts and subcontracts performed by the Power, Infrastructure, Industrial/Process, Defense, and Energy & Environment business units to the following customers for the periods presented:

	Year ended December 31, 2004	Year ended January 2, 2004	Eleven months ended January 3, 2003	(Predecessor Company) One month ended February 1, 2002
U.S. Department of Energy	$409,700	$340,027	$315,687	$26,938
U.S. Department of Defense	1,086,034	605,942	748,656	84,745
Raytheon Company	—	129,296	513,247	44,058

13.  CONTINGENCIES AND COMMITMENTS

Contract related matters

We have cost-type contracts with the U.S. government that require the use of estimated annual rates for indirect costs. The estimated rates are analyzed periodically and adjusted based on changes in the level of indirect costs we expect to incur and the volume of work we expect to perform. The cumulative effect of changes to estimated rates is recorded in the period of the change. Additionally, the allowable indirect costs for U.S. government cost-type contracts are subject to adjustment upon audit by the U.S. government. To the extent that these audits result in determinations that costs claimed as reimbursable are not allowable costs, or were not allocated in accordance with federal regulations, we could be required to reimburse the government for amounts previously received. Audits by the U.S. government of indirect costs are substantially complete through 2000. Audits of 2001 and 2002 indirect costs are in process.

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

While we have recorded reserves for amounts we believe are owed to the U.S. government under cost-type contracts, actual results may differ from our estimates. We believe that the results of the indirect cost audits, the resolution of the proposed audit adjustments related to the 1989 through 1998 cost impact statements, and the final submission and audit of cost impact statements for 1999 through 2004 will not have a material adverse effect on our financial position, results of operations or cash flows.

Letters of credit

In the normal course of business, we cause letters of credit to be issued in connection with contract performance obligations that are not required to be reflected in the accompanying consolidated balance sheets. We are obligated to reimburse the issuer of such letters of credit for any payments made thereunder. At December 31, 2004 and January 2, 2004, $157,881 and $175,417, respectively, in face amount of letters of credit were outstanding. We have pledged cash and cash equivalents as collateral for our reimbursement obligations with respect to $34,000 in face amount of letters of credit that were outstanding at December 31, 2004 not related to the New Credit Facility. At December 31, 2004, $123,881 of the outstanding letters of credit were issued and outstanding under the New Credit Facility.

Long-term leases

Total rental and long-term lease payments for real estate and equipment charged to operations were $55,053 for the year ended December 31, 2004, $51,724 for the year ended January 2, 2004, $53,488 in the eleven months ended January 3, 2003 and $5,235 for the month ended February 1, 2002. Future minimum rental payments under operating leases, some of which contain renewal or escalation clauses, with remaining noncancelable terms in excess of one year at December 31, 2004 were as follows:

Year ending	Real estate	Equipment	Total
December 30, 2005	$31,568	$4,535	$36,103
December 29, 2006	29,068	3,485	32,553
December 28, 2007	22,497	2,714	25,211
January 2, 2009	12,258	1,264	13,522
January 1, 2010	7,505	1,059	8,564
Thereafter	17,594	2,053	19,647
Totals	$120,490	$15,110	$135,600

Future minimum lease payments as of December 31, 2004 have not been reduced by minimum non-cancelable sublease rentals aggregating $5,934.

The above table does not include a seven year extension, signed in January 2005, for the Boise, Idaho corporate and business unit headquarters. The annual minimum lease cost will be an additional $3,145 for 2009 and 2010 and will be $15,723 thereafter.

Guarantees

We have guaranteed the indemnity obligations of the Westinghouse Businesses relating to the sale of EMD to Curtiss-Wright Corporation for the potential occurrence of specified events, including breaches of representations and warranties and/or failure to perform certain covenants or agreements. Generally, the indemnification provisions expire by October 2005 and are capped at $20,000. In addition, the indemnity provisions relating to environmental conditions obligate the Westinghouse Businesses to pay Curtiss-Wright Corporation up to a maximum $3,500 for environmental losses they incur over $5,000 until October 2007. The Westinghouse Businesses are also responsible for environmental losses that exceed $1,300 related to a specified parcel of the sold property through October 2012. BNFL has agreed to indemnify us for 40% of losses we incur as a result of our guarantee. We believe that the indemnification provisions will not have a material adverse effect on our financial position, results of operations or cash flows.

Legal Matters

ERISA Litigation.  Some current and former officers, employees and directors of Washington Group were named defendants in an action filed in 1997 in the U.S. District Court for the District of Idaho by two former participants in the Old MK 401(k) Plan and the Old MK Employee Stock Ownership Plan. The complaint alleged, among other things, that the defendants breached certain fiduciary duties under the Employee Retirement Income Security Act of 1974 (“ERISA”). In October 2003, an agreement in principle was reached to settle the matter. The settlement includes contributions from insurance carriers, the two plan trustees and Washington Group. In addition, the plaintiffs’ claim in our reorganization case has been allowed and plaintiffs are entitled to participate in the distribution of shares of common stock and warrants to unsecured creditors. The two plan trustees and Washington Group guaranteed that the value of shares of common stock and warrants, as defined, would be at least $1,425. To the extent the value of the shares and warrants exceed the specified amount, excess shares and warrants are distributed to the trustees and us. In August 2004, the settlement was approved by the trial court in which the class action was pending. No appeal has been taken and therefore the trial court’s decision has become final and non-appealable as of October 1, 2004. The settlement has also been approved by the bankruptcy court that presides over our reorganization case resulting in final settlement of this matter. A charge of $3,480 for settlement costs and legal expenses related to this matter was included in other operating income in the year ended January 2, 2004. During the fourth quarter of 2004, distributions of shares and warrants exceeded the minimum amount. Accordingly, we are entitled to receive common stock and warrants with a value of $1,443. The value of the common stock and warrants has been recorded as a reduction to the previously recorded settlement charge.

Tar Creek Litigation. From the spring of 1996 through the spring of 2001, we were the environmental remediation contractor for the U.S. Army Corps of Engineers (the “USACOE”) with respect to remediation at the Tar Creek Superfund site at a former mining area in northeast Oklahoma. The USACOE had contracted with the U.S. Environmental Protection Agency (the “EPA”) to remove lead contaminated soil in residential areas from more than 2,000 sites and replace it with clean fill material. In February 2000, various federal investigators working with the U.S. Attorney’s Office for the Northern District of Oklahoma executed search warrants and seized records at the Tar Creek project site. Allegations made at the time included claims that the project had falsified truck load tickets and had claimed compensation for more loads than actually were hauled, or had indicated that full loads had been hauled when partial loads actually were carried, as well as claims that the project had sought compensation for truckers and injured workers who were directed to remain at the job site, but not to work. Through claims filed in our bankruptcy proceedings and conversations with lawyers from the Civil Division of the U.S. Department of Justice, we learned that a qui tam lawsuit was filed against us under the federal False Claims Act by private citizens (the relators), alleging fraudulent or false claims by us for payments we received in connection with the Tar Creek remediation project. In March 2004, the Department of Justice declined to intervene in this civil lawsuit, with the exception of four claims, which are stayed and remain under seal. The relators filed an amended complaint in March 2004, which eliminated the four claims that had been reserved to the government. We have moved to dismiss the relators’ claims, and the Court has yet to rule on our motion to dismiss. Also, in April 2004, we received a letter from the EPA’s Suspension and Debarment Division seeking information from us regarding the qui tam allegations, in order for the EPA to determine whether we were a responsible contractor. In October 2004, we were advised by the government that the criminal investigation was concluded in September 2004 without any criminal prosecution. We believe that there was no wrongdoing by us or our employees at this project. Based on the status of this matter, we cannot make an estimate of potential additional loss, if any.

Litigation and Investigation related to USAID Egyptian Projects. In 2002, the Inspector General for the U.S. Agency for International Development (“USAID”) requested documentation about and made inquiries into the contractual relationships between one of our U.S. joint ventures and a local construction company in Egypt. The focus of the inquiry, which is ongoing, is whether the structure of our business relationship with the Egyptian company violated USAID contract regulations with respect to source, origin and nationality requirements. In January 2004, we entered into an agreement with USAID whereby we agreed to undertake certain compliance and training measures and USAID agreed that we are presently eligible for USAID contracts, including for host-country projects, and are not under threat of suspension or debarment arising out of matters covered by the

USAID inquiry. We satisfactorily completed that training effective November 22, 2004, and we are currently in good standing to bid all USAID projects.

We were notified by the Department of Justice in March 2003 that the U.S. government was considering civil litigation against us for potential violations of the USAID source, origin and nationality regulations in connection with five of our USAID-financed host-country projects located in Egypt beginning in 1996. Following that notification we responded to inquiries from the Department of Justice and otherwise cooperated with the government’s investigation.  In November 2004, the government filed an action in the U.S. District Court for the District of Idaho against us and the companies referred to above with respect to the Egyptian projects. The action was brought under the Federal False Claims Act, the Federal Foreign Assistance Act of 1961, and common law theories of payment by mistake and unjust enrichment. The complaint seeks damages and civil penalties for violations of the statutes and asserts that the government is entitled to a refund of all amounts paid to us and the other defendants under the specified contracts. The government alleges that approximately $373,000 was paid under those contracts. We have been in discussions and mediation with the government concerning these matters for an extended period of time, although no resolution of the matter has been reached.  During this period, the litigation has been stayed by agreement of the parties until early April 2005.  We continue to dispute the government’s damages allegations and its entitlement to any recovery. We intend to vigorously defend against the allegations and claims in the litigation and to pursue continued discussions with the government.

Our joint venture for one of the five projects referred to above has brought arbitration proceedings before an arbitral tribunal in Egypt in which it has asserted a claim for additional compensation for the construction of water and wastewater treatment facilities in Egypt. The project owner, an Egyptian government agency, has asserted in a counterclaim that, by reason of alleged violations of the USAID source, origin and nationality regulations and alleged violations of Egyptian law, our joint venture should forfeit its claim, and pay damages of approximately $6,000 and the owner’s costs of defending against the joint venture’s claims.

Based on our assessment of these matters, we recorded a charge of $8,200 in the fourth quarter of 2004. We cannot make an estimate of potential additional loss, if any.

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

14.  SUPPLEMENTAL CASH FLOW INFORMATION

	Year ended December 31, 2004	Year ended January 2, 2004	Eleven months ended January 3, 2003	(Predecessor Company) One month ended February 1, 2002
Supplemental cash flow information
Interest paid	$12,121	$14,285	$15,874	$451
Income taxes paid, net	7,411	5,725	2,646	975
Supplemental non-cash investing activities
Adjustment to investment in foreign subsidiaries for cumulative translation adjustments, net of income taxes	$9,348	$15,844	$9,652	$80

15.  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the periods ended December 31, 2004, January 2, 2004, January 3, 2003 and February 1, 2002 (Predecessor Company) was as follows:

	Before-tax amount	Tax (expense) or benefit	Net-of-tax amount
Year ended December 31, 2004
Foreign currency translation adjustments	$14,381	$(5,033)	$9,348
Minimum pension liability adjustment, and other	(1,645)	654	(991)
Other comprehensive income	$12,736	$(4,379)	$8,357
Year ended January 2, 2004
Foreign currency translation adjustments	$24,376	$(8,532)	$15,844
Minimum pension liability adjustment, net of minority interests	(1,890)	736	(1,154)
Other comprehensive income	$22,486	$(7,796)	$14,690
Eleven months ended January 3, 2003
Foreign currency translation adjustments	$14,849	$(5,197)	$9,652
Minimum pension liability adjustment, net of minority interests	(992)	389	(603)
Other comprehensive income	$13,857	$(4,808)	$9,049
One month ended February 1, 2002
Foreign currency translation adjustments	$123	$(43)	$80
Amounts reclassified to net income in fresh-start reporting	31,038	(10,770)	20,268
Other comprehensive income	$31,161	$(10,813)	$20,348

The accumulated balances related to each component of other comprehensive income (loss) were as follows:

	Foreign currency items	Unrealized gains (losses) on securities	Minimum pension liability adjustment	Accumulated other comprehensive income (loss)
Balance at December 28, 2001	$(15,718)	$—	$(4,630)	$(20,348)
Other comprehensive income	15,718	—	4,630	20,348
Balance at February 1, 2002	—	—	—	—
Other comprehensive income (loss)	9,652	—	(603)	9,049
Balance at January 3, 2003	9,652	—	(603)	9,049
Other comprehensive income (loss)	15,844	—	(1,154)	14,690
Balance at January 2, 2004	25,496	—	(1,757)	23,739
Other comprehensive income (loss)	9,348	207	(1,198)	8,357
Balance at December 31, 2004	$34,844	$207	$(2,955)	$32,096

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

Stock purchase warrants

At December 31, 2004, we had outstanding warrants giving rights to acquire 8,378 shares of our common stock. The warrants were issued in connection with our Plan of Reorganization to unsecured creditors in three tranches as follows:

Tranche A - 3,035 shares at an exercise price of $28.50 per share

Tranche B - 3,468 shares at an exercise price of $31.74 per share

Tranche C - 1,875 shares at an exercise price of $33.51 per share

All of the above warrants will expire in January 2006.

Stock compensation plans

Washington Group International, Inc.’s Equity and Performance Incentive Plan (the “2002 Plan”) became effective January 25, 2002 upon our emergence from bankruptcy. An amended and restated version of the 2002 Plan was approved at our annual meeting of stockholders on May 9, 2003. Under the 2002 Plan, our board of directors may approve the award of option rights, appreciation rights, performance units, performance shares, restricted shares, deferred shares or other awards to directors, officers and key employees and option rights and restricted shares to directors for us and our subsidiaries. Our common shares available under the 2002 Plan shall not exceed 6,002 shares. Awards are subject to terms and conditions determined by our board of directors. All stock options issued under the 2002 Plan must have an exercise price equal to or greater than the fair value of our common stock on the date the stock option is granted. Re-pricing of stock options is prohibited without stockholder approval. As of December 31, 2004, only option rights and performance units have been awarded under the 2002 Plan.

On May 7, 2004, our stockholders approved the Washington Group International Inc. 2004 Equity Incentive Plan (the “2004 Plan”), which provides for additional shares under the long-term incentive program (“LTIP”). The 2004 Plan allows our board of directors to award various types of rights related to our stock, including options to purchase stock, appreciation rights, restricted stock, and deferred stock. Persons eligible to receive awards under the 2004 Plan include officers, key employees and directors of the company. The 2004 Plan provides a fixed limit of 2,400 shares of which no more than 400 may be issued in connection with awards other than stock options and appreciation rights. All stock options issued under the 2004 Plan must have an exercise price equal to or greater than the fair value of our common stock on the date the stock option is granted. Repricing of stock options is prohibited without stockholder approval. As of December 31, 2004, only option rights and deferred stock have been awarded under the 2004 Plan.

Long-term incentive program

We have an LTIP designed to provide long-term incentives to executives to increase stockholder value. The LTIP consists of nonqualified fixed-price stock options and performance unit awards granted under the 2002 Plan and the 2004 Plan, annually. The LTIP links a portion of compensation to stockholder value and utilizes vesting periods to encourage participating executives to continue in our employ. The size and timing of awards are determined by the compensation committee of the board of directors.

From January 25, 2002 through December 31, 2004, specified members of management, designated employees and our board of directors (other than the chairman) were granted nonqualified stock options to purchase an aggregate total of 3,308 shares of the common stock, subject to dilution, with terms of ten years and exercise prices determined at the market prices on the dates of grant, ranging from $13.40 to $38.72 per share. Options granted in 2002 vested one-third on the date of grant, one-third on the first anniversary of the date of grant and the final third on the second anniversary of the date of grant. Options granted after 2002 vest one-third on the first anniversary of the date of grant, one-third on the second anniversary of the date of grant and the final third on the third anniversary of the date of grant. The vesting period for future grants will be determined by the compensation committee of our board of directors.

On January 25, 2002, the chairman of our board of directors, Mr. Dennis R. Washington, was granted stock options to purchase shares of common stock in three tranches. The first tranche was to expire five years after the Effective Date of our Plan of Reorganization. The remaining tranches were to expire four years after the Effective Date. One-third of each tranche vested on the Effective Date, an additional one-third of each tranche vested on the first anniversary of the Effective Date and the final third of each tranche vested on the second anniversary of the Effective Date, January 25, 2004. As consideration for an additional three years of service as chairman of our board of directors, Mr. Washington’s stock options were amended in November 2003 extending the expiration dates on all three tranches to ten years from the original date of grant, or January 25, 2012. As a result of this extension, we recorded compensation expense of $784 and $6,174 during the years ended December 31, 2004 and January 2, 2004, respectively, as general administrative expenses and as an increase to additional paid-in capital. The number of shares and respective exercise prices for each tranche are as follows:

	Number of shares	Exercise price per share
Tranche A	1,389	$24.00
Tranche B	882	$31.74
Tranche C	953	$33.51

Option and award activity under our stock plans is summarized as follows:

Number of options	Outstanding at beginning of period	Granted	Canceled	Exercised	Outstanding at end of period
Year ended December 31, 2004	5,563	837	(66)	(329)	6,005
Year ended January 2, 2004	5,033	652	(76)	(46)	5,563
Eleven months ended January 3, 2003	4,417	626	(10)	—	5,033
Options issued upon emergence from bankruptcy	—	4,417	—	—	4,417
Predecessor Company
One month ended February 1, 2002	7,390	—	(7,390)	—	—

Weighted-average exercise prices
Year ended December 31, 2004	$25.52	$34.82	$21.30	$21.62	$27.17
Year ended January 2, 2004	26.62	16.18	19.47	23.13	25.52
Eleven months ended January 3, 2003	27.60	19.65	24.00	—	26.62
Options issued upon emergence from bankruptcy	—	27.60	—	—	27.60
Predecessor Company
One month ended February 1, 2002	8.72	—	8.72	—	—

Number of options and awards	Options Exercisable at end of period	Stock Awards	Shares available for grant
Year ended December 31, 2004	4,777	16	2,006
Year ended January 2, 2004	3,323	—	393
Eleven months ended January 3, 2003	1,688	—	969
Options issued upon emergence from bankruptcy	1,486	—	1,585
Predecessor Company
One month ended February 1, 2002	—	—	—

Weighted-average exercise price of vested options	Exercisable at end of period
Year ended December 31, 2004	$26.62
Year ended January 2, 2004	26.67
Year ended January 3, 2003	26.60
Options issued upon emergence from bankruptcy	27.56
Predecessor Company
One month ended February 1, 2002	—

On February 9, 2005, an additional 382 options to purchase common shares were granted at an exercise price of $42.25 per share.  In addition, 124 shares of restricted shares were awarded to key employees under the 2004 Plan.

Beginning in 2003, performance units are awarded annually and mature at the end of their three-year performance period. The value of each performance unit will be calculated at the end of the three-year performance period to which it relates, based on performance results relative to predetermined corporate financial goals. At the end of each three-year period, the value of mature performance units generally will be paid in cash provided the threshold performance metrics have been achieved. Certain executives who are subject to stock ownership guidelines may elect to have the value of mature performance units paid in stock to the extent necessary to satisfy those guidelines. During 2004 and 2003, $6,316 and $2,563 was recorded as compensation related to the performance units based on financial performance.

Stock-based compensation

We adopted the disclosure-only provisions of SFAS No. 123. Accordingly, compensation cost has been recorded based only on the intrinsic value of the options granted. No significant compensation cost was recognized for the eleven months ended January 3, 2003 or the one month ended February 1, 2002. We recognized $1,164 and $6,174 of compensation cost during the years ended December 31, 2004 and January 2, 2004, respectively, for stock-based compensation awards. If we had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income (loss) would have been adjusted to the pro forma amounts as disclosed in Note 1, “Significant Accounting Policies.”

The Black-Scholes option valuation model was used to estimate the fair value of the options for purposes of the pro forma presentation set forth in Note 1, “Significant Accounting Policies.”

The following assumptions were used in the valuation and no dividends were assumed:

	Year ended December 31, 2004	Year ended January 2, 2004	Eleven months ended January 3, 2003
Average expected life (years)	6	6	5
Expected volatility	39.9%	40.2%	42.3%
Risk-free interest rate	4.0%	4.6%	5.0%
Weighted-average fair value:
Exercise price greater than market price at grant	$—	$—	$8.00
Exercise price equal to market price at grant	15.93	7.48	8.65
Exercise price less than market price at grant	—	—	—

The assumptions used in the Black-Scholes option valuation model are highly subjective, particularly as to stock price volatility of the underlying stock, and can materially affect the resulting valuation.

The following table summarizes information regarding options that were outstanding at December 31, 2004:

	Options outstanding			Options exercisable
	Number	Weighted-average exercise price	Weighted-average remaining contractual life (years)
				Number	Weighted-average exercise price
Price range
Below $24.00	890	$16.70	7.91	507	$17.31
$24.00 - $29.01	2,448	24.03	7.03	2,435	24.01
$29.02 - $33.51	1,838	32.66	7.07	1,835	32.66
Above $33.51	829	35.52	9.13	—	—

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

17.  AGREEMENT TO ACQUIRE BNFL’S INTEREST IN WESTINGHOUSE BUSINESSES

On August 25, 2004, we entered into an agreement to acquire BNFL’s 40% economic interest in the Westinghouse Businesses, effective July 31, 2004. The Westinghouse Businesses manage highly complex facilities and programs for the U.S. Department of Energy (“DoE”) and Department of Defense (“DoD”) and provide engineering, construction, management, and risk-analysis services for a variety of governmental markets.  Under the terms of the agreement, we will control the Westinghouse Businesses and will generally pay BNFL 40% of net future profits from certain existing contracts and on future Washington Group contracts, if any, at certain DoE sites and one DoD site (the “40% Legacy Contracts”), and 10% of the profits from all other existing operations and future contracts with the DoE through September 30, 2012 (the “10% Contracts”).  BNFL will not share in any losses related to 10% Contracts if they occur in the future, but will retain its portion of liabilities incurred prior to July 31, 2004. The acquisition is currently subject to compliance with the Hart-Scott-Rodino Antitrust Act (the “HSR Act”). The acquisition will be exempt from the HSR Act under rules recently adopted by the Federal Trade Commission that will become effective on April 7, 2005.

For accounting purposes, the agreement will be bifurcated between the 40% Legacy Contracts and the 10% Contracts. Since BNFL currently has a 40% economic interest in the 40% Legacy Contracts and will continue to receive 40% of the net profits from such contracts, in substance there will be no change in the economic relationship of the parties and therefore payments to BNFL for their share of the cash flows from the 40% Legacy Contracts will not be recorded as consideration for the acquisition of a minority interest. Currently, BNFL’s portion of the earnings related to the 40% Legacy Contracts is classified on the statement of income as minority interest in income of consolidated subsidiaries. BNFL’s portion of the cash flows related to the 40% Legacy Contracts is classified on the statement of cash flows as a financing activity as distributions to minority interests. After the transaction becomes effective, BNFL’s share of the earnings related to the 40% Legacy Contracts will be classified as cost of revenue and BNFL’s share of the cash flows related to the 40% Legacy Contracts will be classified as an operating activity.

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

On a pro forma basis, assuming the acquisition was effective as of December 31, 2004, significant impacts on the balance sheet would include: (i) elimination of minority interest of approximately $41,600 related to BNFL’s current interest in the Westinghouse Businesses, (ii) elimination of approximately $64,100 of goodwill currently recorded, and (iii) recording a receivable from BNFL for its portion of liabilities retained consisting primarily of pension liabilities. We do not anticipate that the acquisition will have a significant impact on our results of operations and cash flows except for the classification of BNFL’s portion of the earnings and payments for the 40% Legacy Contracts as explained above.

18.  FINANCIAL INSTRUMENTS

The estimated fair values of financial instruments at December 31, 2004 and January 2, 2004 were determined, using available market information and valuation methodologies believed to be appropriate. However, judgment is necessary in interpreting market data to develop the estimates of fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.

The carrying amounts and estimated fair values of certain financial instruments at December 31, 2004 and January 2, 2004 were as follows:

	December 31, 2004		January 2, 2004
	Carrying Amount	Fair value	Carrying amount	Fair value
Financial assets
Customer retentions	$14,973	$14,587	$13,663	$13,277
Financial liabilities
Subcontract retentions	30,154	29,377	21,184	20,585

The fair value of customer retentions and subcontract retentions was estimated by discounting expected cash flows at rates currently available to us for instruments with similar risks and maturities. The fair value of other financial instruments including cash and cash equivalents, short-term investments, accounts receivable excluding customer retentions, unbilled receivables and accounts and subcontracts payable excluding retentions approximate cost because of the immediate or short-term maturity.

QUARTERLY FINANCIAL DATA

(In millions except per share data)

UNAUDITED

Selected quarterly financial data for the years ended December 31, 2004 and January 2, 2004 is presented below.

2004 Quarters ended	April 2, 2004	July 2, 2004	October 1, 2004	December 31, 2004
Revenue	$754.2	$684.5	$715.3	$761.4
Gross profit	37.4	37.7	39.0	35.9
Reorganization items	—	1.2	—	—
Net income	13.1	13.3	12.2	12.5
Income per share:
Basic	.52	.53	.48	.49
Diluted	.47	.49	.45	.45
Market price
High	40.20	38.40	36.50	41.34
Low	32.57	31.47	30.75	31.40

2003 Quarters ended	April 4, 2003	July 4, 2003	October 3, 2003	January 2, 2004
Revenue	$657.5	$634.7	$588.1	$620.9
Gross profit	37.5	47.7	53.8	37.3
Reorganization items	—	(3.7)	—	(1.2)
Net income	12.8	14.3	12.8	2.2
Income per share:
Basic	.51	.57	.51	.09
Diluted	.51	.57	.51	.09
Market price
High	17.75	23.15	27.95	34.33
Low	14.35	17.38	21.59	26.85

ITEM 9.                             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the fiscal years ended December 31, 2004 and January 2, 2004, there were no changes in, or disagreements with, accountants on accounting and financial disclosure matters.

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

•                  CEO and CFO certificates

Attached as Exhibits 31.1 and 31.2 to this report on Form 10-K are two certifications, one each by the CEO and the CFO. They are required in accordance with Rule 13a-14 of the Exchange Act. This Item 9A, Controls and Procedures, includes the information concerning the controls evaluation referred to in the certifications and should be read in conjunction with the certifications.

•                  Disclosure controls

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

•                  Internal controls over financial reporting

Our Disclosure Controls include components of our “Internal Control over Financial Reporting.” Internal Control over Financial Reporting is a process designed by, or under the supervision of our principal executive and principal financial officers, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•                  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•                  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•                  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

•                  Limitations on the effectiveness of controls

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

•                  Scope of evaluation of Disclosure Controls

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

•                  Conclusions

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Under the supervision and with the participation of our management, including our CEO and our CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Our independent registered public accountants, Deloitte & Touche, LLP, have audited our management’s assessment of internal control over financial reporting as of December 31, 2004, as stated in their attestation report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Washington Group International, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Washington Group International, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis.  Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2004 of the Company and our report dated March 11, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE, LLP
Deloitte & Touche, LLP
Boise, Idaho
March 11, 2005

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by this Item will be set forth under the captions “Directors” and “Executive Officers” in our definitive proxy statement for our annual meeting of stockholders, to be filed not later than April 19, 2005, and is incorporated herein by this reference.

ITEM 11.               EXECUTIVE COMPENSATION

The information called for by this Item will be set forth under the caption “Report of the Compensation Committee on Executive Compensation for 2004” in our definitive proxy statement for our annual meeting of stockholders, to be filed not later than April 19, 2005, and is incorporated herein by this reference.

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Securities authorized for issuance under equity compensation plans

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities)
Equity compensation plans approved by security holders	6,021,000	$27.17	2,006,000
Equity compensation plans not approved by security holders	871	—	—
Total	6,021,871	$27.17	2,006,000

As previously disclosed in the definitive proxy statement we filed with the SEC on March 30, 2004, our non-employee directors (other than the Chairman of the Board) may elect to take their annual retainer in deferred stock. One of our directors elected to receive deferred stock, and in May 2004 we issued rights to receive 871 shares of deferred stock in lieu of the director’s $30,000 retainer for attending meetings in 2004.

Additional information called for by this item will be set forth under the caption “Security Ownership of Certain Beneficial owners and Management” in our definitive proxy statement for our annual meeting of stockholders, to be filed not later than April 19, 2005, and is incorporated herein by this reference.

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this Item will be set forth under the caption “Certain Relationships and Related Transactions” in our definitive proxy statement for our annual meeting of stockholders, to be filed not later than April 19, 2005, and is incorporated herein by this reference.

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this Item will be set forth under the caption “Principal Accountant Fees and Services” in our definitive proxy statement for our annual meeting of stockholders, to be filed not later than April 19, 2005, and is incorporated herein by this reference.

III-1

PART IV

ITEM 15.               EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)	Documents filed as a part of this Form 10-K.

	1.	The Consolidated Financial Statements, together with the report thereon of Deloitte & Touche LLP, are included in Part II, Item 8 of this report

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income for the years ended December 31, 2004 and January 2, 2004, the eleven months ended January 3, 2003 (Successor Company), and the one month ended February 1, 2002 (Predecessor Company)

Consolidated Statements of Comprehensive Income for the years ended December 31, 2004 and January 2, 2004, the eleven months ended January 3, 2003 (Successor Company), and the one month ended February 1, 2002 (Predecessor Company)

Consolidated Balance Sheets as of December 31, 2004 and January 2, 2004 (Successor Company)

Consolidated Statements of Cash Flows for the years ended December 31, 2004 and January 2, 2004, the eleven months ended January 3, 2003 (Successor Company), and the one month ended February 1, 2002 (Predecessor Company)

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2004 and January 2, 2004, the eleven months ended January 3, 2003 (Successor Company), and the one month ended February 1, 2002 (Predecessor Company)

Notes to Consolidated Financial Statements

	2.	Valuation, Qualifying and Reserve Accounts

Financial statement schedules not listed above are omitted because they are not required or are not applicable, or the required information is presented in the financial statements including the notes thereto. Captions and column headings have been omitted where not applicable.

	3.	Exhibits

The exhibits to this report are listed in the Exhibit Index set forth below.

IV-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized on March 11, 2005.

Washington Group International, Inc.

By /s/ George H. Juetten
George H. Juetten, Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below on March 11, 2005 by the following persons on our behalf in the capacities indicated.

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

By /s/ Craig G. Taylor
Craig G. Taylor, Attorney-in-fact

WASHINGTON GROUP INTERNATIONAL, INC.

SCHEDULE II.  VALUATION, QUALIFYING AND RESERVE ACCOUNTS

(In thousands)

Allowance for Doubtful Accounts Receivables Deducted in the Balance Sheet from Accounts Receivable

Period Ended	Balance at Beginning of Period	Provisions Charged to Operations	Other	Deductions	Balance at End of Period
Predecessor Company
One month ended February 1, 2002	$(25,941)	$(160)	—	$1,311	$(24,790)
Successor Company
Eleven months ended January 3, 2003	(24,790)	(13,444)	—	18,820	(19,414)
Year ended January 2, 2004	(19,414)	(5,321)	—	11,216	(13,519)
Year ended December 31, 2004	(13,519)	(3,707)	—	7,807	(9,419)

Deferred Income Tax Asset Valuation Allowance Deducted in the Balance Sheet

from Deferred Income Tax Assets

Period Ended	Balance at Beginning of Period	Provisions Charged to Operations	Other		Deductions	Balance at End of Period
Predecessor Company
One month ended February 1, 2002	$(44,675)	$(577)	$—		$—	$(45,252)
Successor Company
Eleven months ended January 3, 2003	(45,252)	(3,260)	—		—	(48,512)
Year ended January 2, 2004	(48,512)	—	(97,194	)(a)	1,124	(144,582)
Year ended December 31, 2004	(144,582)	—	17,613	(b)	—	(126,969)

(a)           Other adjustments to the deferred income tax valuation allowance during the year ended January 2, 2004 include a $91,834 increase related to NOL retained after the cancellation of debt and increase of $5,360 primarily related to foreign exchange gains on foreign NOL carryovers.

(b)           Other adjustments to the deferred income tax valuation allowance during the year ended December 31, 2004 primarily relate to actual and forecasted utilization of NOL carryovers.

S-1

WASHINGTON GROUP INTERNATIONAL, INC.

EXHIBIT INDEX

Copies of exhibits will be supplied upon request. Exhibits will be provided at a fee of $.25 per page requested.

Exhibit Number	Exhibit Description

2.1

Stock Purchase Agreement dated as of April 14, 2000, among Raytheon Company, Raytheon Engineers & Constructors International, Inc. and Washington Group International, Inc. (“Washington Group International”) (filed as Exhibit 2 to Washington Group International’s Form 10-Q Quarterly Report for the quarter ended March 3, 2000, and incorporated herein by reference).

2.2.1

Second Amended Joint Plan of Reorganization of Washington Group International, et. al. (filed as Exhibit 99.1 to Washington Group International’s Form 8-K Current Report filed on August 2, 2001, and incorporated herein by reference).

2.2.2

Modification to Second Amended Joint Plan of Reorganization of Washington Group International, et. al. (filed as Exhibit 99.1 to Washington Group International’s Form 8-K Current Report filed on August 31, 2001, and incorporated herein by reference).

2.2.3

Second Modification to Second Amended Joint Plan of Reorganization of Washington Group International, et. al. (filed as Exhibit 2.3 to Washington Group International’s Form 8-K Current Report filed on January 4, 2002, and incorporated herein by reference).

2.2.4

Third Modification to Second Amended Joint Plan of Reorganization of Washington Group International, et. al. (filed as Exhibit 2.4 to Washington Group International’s Form 8-K Current Report filed on January 4, 2002 and incorporated herein by reference).

3.1

Amended and Restated Certificate of Incorporation of Washington Group International (filed as Appendix B to Washington Group International’s Form 14A Definitive Proxy Statement filed on March 20, 2004, and incorporated herein by reference).

3.2*	Amended and Restated Bylaws of Washington Group International as of May 7, 2004.

4.1

Specimen certificate of Washington Group International’s common stock (filed as Exhibit 4.1 to Washington Group International’s Form 10-Q Quarterly Report for quarter ended June 28, 2002, and incorporated herein by reference).

4.2

Specimen certificate of Washington Group International’s Tranche A Warrants (filed as Exhibit 4.2 to Washington Group International’s Form 10-Q Quarterly Report for quarter ended June 28, 2002, and incorporated herein by reference).

4.3

Specimen certificate of Washington Group International’s Tranche B Warrants (filed as Exhibit 4.3 to Washington Group International’s Form 10-Q Quarterly Report for quarter ended June 28, 2002, and incorporated herein by reference).

4.4

Specimen certificate of Washington Group International’s Tranche C Warrants (filed as Exhibit 4.4 to Washington Group International’s Form 10-Q Quarterly Report for quarter ended June 28, 2002, and incorporated herein by reference).

4.5

Warrant Agreement dated as of January 25, 2002, between Washington Group International and Wells Fargo Bank Minnesota, National Association, as warrant agent (filed as Exhibit 4.3 to Washington Group International’s Form 8-K Current Report filed on February 8, 2002, and incorporated herein by reference).

4.6

Registration Rights Agreement dated January 25, 2002, among Washington Group International and certain parties identified therein (filed as Exhibit 4.2 to Washington Group International’s Form 8-K Current Report filed on February 8, 2002, and incorporated herein by reference).

4.11

Rights Agreement dated as of June 21, 2002, by and between Washington Group International and Wells Fargo Bank Minnesota, National Association, as rights agent (filed as Exhibit 4.1 to Washington Group International’s Registration Statement on Form 8-A filed on June 24, 2002, and incorporated herein by reference).

10.1.1

Credit Agreement dated as of January 24, 2002, among Washington Group International, Credit Suisse First Boston, as administrative agent, collateral monitoring agent, lead arranger and book manager, ABLECO Finance LLC, as documentation agent, and certain lenders and issuers identified therein (filed as Exhibit 10.1 to Washington Group International’s Form 8-K Current Report filed on February 8, 2002, and incorporated herein by reference).

10.1.2

Amendment No. 1 and Consent dated as of June 28, 2002, to Washington Group International’s Credit Agreement dated as of January 24, 2002, among Washington Group International, Credit Suisse First Boston, as administrative agent, collateral monitoring agent, lead arranger and book manager, ABLECO Finance LLC, as documentation agent, and certain lenders and issuers identified therein (filed as Exhibit 10.1 to Washington Group International’s Form 10-Q Quarterly Report for quarter ended June 28, 2002, and incorporated herein by reference).

10.2

Pledge and Security Agreement dated as of January 24, 2002, among Washington Group International, certain subsidiaries of Washington Group International identified therein and Credit Suisse First Boston, as administrative agent (filed as Exhibit 10.2 to Washington Group International’s Form 8-K Current Report filed on February 8, 2002, and incorporated herein by reference).

10.3

Shareholders Agreement dated December 18, 1993, among Morrison Knudsen BV, a wholly-owned subsidiary of Washington Group International, Lambique Beheer BV and Ergon Overseas Holdings Limited (filed as Exhibit 10.6 to Washington Group International’s Form 10-K Annual Report for fiscal year ended November 30, 1997, and incorporated herein by reference).

10.4

Asset Purchase Agreement dated as of June 25, 1998, between CBS Corporation and WGNH Acquisition, LLC related to the acquisition of the Westinghouse Energy Systems Business Unit from CBS Corporation (filed as Exhibit 10.10 to Washington Group International’s Form 10-K Annual Report for fiscal year ended November 30, 1998, and incorporated herein by reference).

10.5

Asset Purchase Agreement dated as of June 25, 1998, between CBS Corporation and WGNH Acquisition, LLC related to the acquisition of the Westinghouse Government and Environmental Services Company business from CBS Corporation (filed as Exhibit 10.11 to Washington Group International’s Form 10-K Annual Report for fiscal year ended November 30, 1998, and incorporated herein by reference).

10.6.1

Amended and Restated Consortium Agreement between Washington Group International’s wholly-owned subsidiary, Washington Group International, Inc., an Ohio corporation, and BNFL USA Group, Inc. (filed as Exhibit 10.3 to Washington Group International’s Form 10-Q Quarterly Report for quarter ended February 26, 1999, and incorporated herein by reference.)

10.6.2

Second Amended and Restated Consortium Agreement between Washington Group International’s wholly-owned subsidiary, Washington Group International, Inc., an Ohio corporation, and BNFL-USA Group, Inc., effective as of July 31, 2004 (filed as Exhibit 10.1 to Washington Group International’s Form 10-Q Quarterly Report for quarter ended October 1, 2004, and incorporated herein by reference).

10.7

Asset Purchase Agreement dated as of October 25, 2002, between Westinghouse Government Services Company LLC and Curtiss-Wright Electro-Mechanical Corporation (filed as Exhibit 99.2 to Washington Group International’s Form 8-K/A Amended Current Report filed on November 1, 2002, and incorporated herein by reference).

10.8

Trust and Disbursing Agreement dated as of January 25, 2002, among Washington Group International, the Official Unsecured Creditors’ Committee and Wells Fargo Bank Minnesota, National Association, as disbursing agent (filed as Exhibit 10.4 to Washington Group International’s Form 8-K Current Report filed on February 8, 2002, and incorporated herein by reference).

10.9

Settlement Agreement dated as of January 23, 2002, among Washington Group International, Raytheon Company and Raytheon Engineers & Constructors International, Inc. (filed as Exhibit 10.5 to Washington Group International’s Form 8-K Current Report filed on February 8, 2002, and incorporated herein by reference).

10.10

Asset Purchase Agreement dated as of April 17, 2003, between The Shaw Group Inc. and Washington Group International related to the sale of Washington Group International’s Petrochemical Technology Center in Cambridge, Massachusetts, to Stone & Webster, Inc., a subsidiary of The Shaw Group Inc. of Baton Rouge, Louisiana (filed as Exhibit 10.1 to Washington Group International’s Form 10-Q Quarterly Report for quarter ended July 4, 2003, and incorporated herein by reference).

10.11.1

Amended and Restated Credit Agreement dated as of October 9, 2003, among Washington Group International, Inc., the lenders and issuers party thereto, Credit Suisse First Boston, as administrative agent, sole lead arranger and book manager, LaSalle Bank National Association, as documentation agent, and ABLECO Finance LLC, as syndication agent (filed as Exhibit 10.1 to Washington Group International’s Form 8-K Current Report filed on October 13, 2003, and incorporated herein by reference).

10.11.2

Amendment No. 1, dated as of March 19, 2004, to the Amended and Restated Credit Agreement dated as of October 9, 2003, among Washington Group International, Inc., the lenders and issuers party thereto, Credit Suisse First Boston, as administrative agent, sole lead arranger and book manager, and LaSalle Bank National Association, as documentation agent (filed as Exhibit 10.3 to Washington Group International’s Form 10-Q Quarterly Report for the quarter ended April 2, 2004, and incorporated herein by reference).

10.11.3

Amendment No. 2, dated as of July 22, 2004, to the Amended and Restated Credit Agreement of October 9, 2003, as amended by Amendment No. 1 dated as of March 19, 2004, among Washington Group international, Inc., the lenders and issuers party thereto, and Credit Suisse First Boston, as administrative agent for the Lenders and Issuers thereunder (filed as Exhibit 10.2 to Washington Group International’s Form 10-Q Quarterly Report for the quarter ended July 2, 2004, and incorporated herein by reference).

10.12

Joinder Agreement dated as of October 9, 2003, delivered by subsidiaries of Washington Group International, Inc. and acknowledged and agreed by Credit Suisse First Boston (filed as Exhibit 10.2 to Washington Group International’s Form 8-K Current report filed on October 13, 2003, and incorporated herein by reference).

10.13.1

Washington Group International, Inc. Equity and Performance Incentive Plan, Amended and Restated as of November 9, 2002 (filed as Appendix E to Washington Group International’s Form Def 14A Definitive Proxy Statement filed on April 8, 2003, and incorporated herein by reference).#

10.13.2

Washington Group International, Inc. Equity and Performance Incentive Plan, Amended and Restated as of August 14, 2003 (filed as Exhibit 10.13.2 to Washington Group International’s Form 10-K Annual Report for the year ended January 2, 2004, and incorporated herein by reference). #

10.13.3

Amendment No. 1, effective as of February 13, 2004, to the Washington Group International, Inc. Equity and Performance Incentive Plan as Amended and Restated as of August 14, 2003 (filed as Exhibit 10.2 to Washington Group International’s Form 10-Q Quarterly Report for the quarter ended April 2, 2004, and incorporated herein by reference).#

10.14

Washington Group International, Inc. Equity and Performance Incentive Plan - California (filed as Exhibit 10.8 to Washington Group International’s Form 8-K Current Report filed on February 8, 2002, and incorporated herein by reference). #

10.15

Description of Washington Group International’s additional retention and incentive arrangements (filed as Exhibit 10.9 to Washington Group International’s Form 10-Q Quarterly Report for quarter ended March 29, 2002, and incorporated herein by reference). #

10.16

Letter Agreement dated as of November 15, 2001, between Washington Group International and Dennis R. Washington (filed as Exhibit 10.9 to Washington Group International’s Form 8-K Current Report filed on February 8, 2002, and incorporated herein by reference). #

10.17

Letter Agreement of January 21, 2004, effective as of November 14, 2003, between Washington Group International and Dennis R. Washington (filed as Exhibit 10.17 to Form 10-K Annual Report for the year ended January 2, 2004, and incorporated herein by reference).

10.18

Form of Indemnification Agreement (filed as Exhibit 10.10 to Washington Group International’s Form 8-K Current Report filed on February 8, 2002, and incorporated herein by reference). # A schedule listing the directors and officers with whom Washington Group International has entered into such agreements is filed herewith. # *

10.19

Washington Group International Key Executive Disability Insurance Plan (filed as Exhibit 10.12 to Old MK’s Form 10-K Annual Report for year ended December 31, 1992, and incorporated herein by reference). #

10.20	Washington Group International Executive Life Insurance Plan (filed as Exhibit 10.13 to Old MK’s Form 10-K Annual Report for year ended December 31, 1992, and incorporated herein by reference). #

10.21.1

Washington Group International’s Retention Agreement with Stephen G. Hanks dated as of March 20, 2001 (filed as Exhibit 10.20 to Washington Group International’s Form 10-K Annual Report for fiscal year ended November 30, 2001, and incorporated herein by reference). #

10.21.2

Amendment dated August 20, 2002, to Washington Group International’s Retention Agreement of March 20, 2001, with Stephen G. Hanks (filed as Exhibit 10.17.2 to Washington Group International’s Form 10-K Annual Report for fiscal year ended January 3, 2003, and incorporated herein by reference). #

10.22.1

Form of Washington Group International’s Retention Agreement (filed as Exhibit 10.21 to Washington Group International’s Form 10-K Annual Report for fiscal year ended November 30, 2001, and incorporated herein by reference). # A schedule listing the Executive Officers with whom Washington Group International has entered into such agreements is filed herewith.*

10.22.2

Form of Amendment to Washington Group International’s Retention Agreement (filed as Exhibit 10.18.2 to Washington Group International’s Form 10-K Annual Report for fiscal year ended January 3, 2003, and incorporated herein by reference). # A schedule listing Executive Officers with whom Washington Group International has entered into such amendments is filed herewith.*

10.23

Washington Group International, Inc. Short-Term Incentive Plan (filed as Appendix D to Washington Group International’s Form Def 14A Proxy Statement filed on April 8, 2003, and incorporated herein by reference). #

10.23.1

Amendment 1 to Washington Group International, Inc. Short-Term Incentive Plan (filed as Exhibit 10.3 to Washington Group International’s Form 8-K Current Report filed on February 15, 2005, and incorporated herein by reference).#

10.24

Washington Group International, Inc. Restoration Plan effective as of January 1, 2003, amended and restated as of August 14, 2003 (filed as Exhibit 10.3 to Washington Group International’s Form 10-Q Quarterly Report for quarter ended October 3, 2003, and incorporated herein by reference). #

10.25

Washington Group International, Inc. Voluntary Deferred Compensation Plan effective as of January 1, 2003, amended and restated as of August 14, 2003 (filed as Exhibit 10.4 to Washington Group International’s Form 10-Q Quarterly Report for quarter ended October 3, 2003, and incorporated herein by reference). #

10.26

Description of Washington Group International Executive Financial Counseling Program adopted on February 14, 2003 (filed as Exhibit 10.23 to Washington Group International’s Form 10-K Annual Report for fiscal year ended January 3, 2003, and incorporated herein by reference). #

10.27

Washington Group International, Inc. 2004 Equity Incentive Plan effective as of May 7, 2004 (filed as Exhibit 10.1 to Washington Group International’s Form 10-Q Quarterly Report for quarter ended July 2, 2004, and incorporated herein by reference).#

10.28

Intercreditor Agreement as of July 31, 2004, among Credit Suisse First Boston, BNFL USA Group, Inc., Washington Group International, Inc. (an Ohio corporation) (“Washington Group (Ohio)”) and various affiliates of Washington (Ohio) (filed as Exhibit 10.2 to Washington Group International’s Form 10-Q Quarterly Report for quarter ended October 1, 2004, and incorporated herein by reference).

10.29

Security Agreement as of July 31, 2004, among Washington Group (Ohio), various affiliates of Washington Group (Ohio) listed therein as Debtors, and BNFL USA Group, Inc. (filed as Exhibit 10.3 to Washington Group International’s Form 10-Q Quarterly Report for quarter ended October 1, 2004, and incorporated herein by reference).

10.30

Washington Group International, Inc. 2004 Equity Incentive Plan Option Rights Agreement (filed as Exhibit 10.1 to Washington Group International’s Form 8-K Current Report filed on February 15, 2005, and incorporated herein by reference).#

10.31

Washington Group International, Inc. 2004 Equity Incentive Plan Restricted Share Agreement (filed as Exhibit 10.2 to Washington Group International’s Form 8-K Current Report filed on February 15, 2005, and incorporated herein by reference).#

21.*	Subsidiaries of Washington Group International.

23.1*	Consent of Deloitte & Touche LLP.

23.2*	Consent of Deloitte & Touche GmbH.

24.*	Powers of Attorney.

31.1*	Certification of the Principal Executive Officer of Washington Group International pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer of Washington Group International, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Financial Statement of Mitteldeutsche Braunkohlengesellschaft mbH (MIBRAG) for the year ended December 31, 2004.

#                    Management contract or compensatory plan

*                    Filed herewith

†  Furnished herewith