Form 10-Q
period 2005-04-01
WASHINGTON GROUP INTERNATIONAL INC
filed 2005-05-04
CIK 906469

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended

April 1, 2005

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

☒  Yes   ☐ No

At April 25, 2005, 26,031,653 shares of the registrant’s $.01 par value common stock were outstanding.

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

•                  Maintenance of government-compliant cost systems

•                  The economic well-being of our private and public customer base and its ability and intentions to invest capital in engineering and construction activities

For a description of additional risk factors that may affect our businesses, financial position or results of operations, see
“Business - Risk Factors” in Part I, Item 1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(UNAUDITED)

	Three months ended
	April 1, 2005	April 2, 2004
Revenue	$700,861	$754,164
Cost of revenue	(654,788)	(716,775)
Gross profit	46,073	37,389
Equity in income of unconsolidated affiliates	7,343	10,680
General and administrative expenses	(15,306)	(13,962)
Operating income	38,110	34,107
Interest income	1,847	594
Interest expense	(3,400)	(4,414)
Other income (expense), net	22	(529)
Income before income taxes and minority interests	36,579	29,758
Income tax expense	(14,632)	(12,052)
Minority interests in income of consolidated subsidiaries	(4,717)	(4,640)
Net income	$17,230	$13,066
Net income per share:
Basic	$.68	$.52
Diluted	.60	.47
Common shares used to compute net income per share:
Basic	25,509	25,133
Diluted	28,788	27,580

The accompanying notes are an integral part of the consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(UNAUDITED)

	April 1, 2005	December 31, 2004
ASSETS

Current assets
Cash and cash equivalents	$337,167	$286,078
Short-term investments	—	30,200
Accounts receivable, including retentions of $16,666 and $14,973, respectively	242,057	250,251
Unbilled receivables	223,145	214,437
Investments in and advances to construction joint ventures	32,659	24,321
Deferred income taxes	91,903	94,343
Other	45,430	49,642
Total current assets	972,361	949,272

Investments and other assets
Investments in unconsolidated affiliates	176,720	179,347
Goodwill	301,839	307,817
Deferred income taxes	68,241	64,479
Other assets	16,935	18,078
Total investments and other assets	563,735	569,721
Property and equipment
Construction equipment	88,243	81,432
Other equipment and fixtures	33,217	31,954
Buildings and improvements	11,858	11,543
Land and improvements	2,459	2,491
Total property and equipment	135,777	127,420
Less accumulated depreciation	(62,390)	(58,207)
Property and equipment, net	73,387	69,213
Total assets	$1,609,483	$1,588,206

The accompanying notes are an integral part of the consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(In thousands, except per share data)

(UNAUDITED)

	April 1, 2005	December 31, 2004
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and subcontracts payable, including retentions of $31,203 and $30,154, respectively	$219,829	$206,180
Billings in excess of cost and estimated earnings on uncompleted contracts	179,614	204,263
Accrued salaries, wages and benefits, including compensated absences of $53,460 and $48,908, respectively	141,262	149,502
Other accrued liabilities	67,140	61,919
Total current liabilities	607,845	621,864
Non-current liabilities
Self-insurance reserves	68,139	67,945
Pension and post-retirement benefit obligations	103,912	103,398
Other non-current liabilities	17,133	14,158
Total non-current liabilities	189,184	185,501
Contingencies and commitments
Minority interests	54,056	47,920
Stockholders’ equity
Preferred stock, par value $.01 per share, 10,000 shares authorized	—	—
Common stock, par value $.01 per share, 100,000 shares authorized; 26,023 and 25,474 shares issued, respectively	260	255
Capital in excess of par value	560,740	542,514
Stock purchase warrants	28,166	28,167
Retained earnings	148,131	130,901
Treasury stock, 26 shares, at cost	(1,012)	(1,012)
Deferred compensation - restricted stock, 124 shares	(4,956)	—
Accumulated other comprehensive income	27,069	32,096
Total stockholders’ equity	758,398	732,921
Total liabilities and stockholders’ equity	$1,609,483	$1,588,206

The accompanying notes are an integral part of the consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Three months ended
	April 1, 2005	April 2, 2004
Operating activities
Net income	$17,230	$13,066
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Cash paid for reorganization items	(327)	(665)
Depreciation of property and equipment	4,285	4,128
Amortization of financing fees	855	733
Non-cash income tax expense	14,089	10,801
Minority interests in net income of consolidated subsidiaries	4,717	4,640
Equity in income of unconsolidated affiliates, less dividends received	(3,747)	(10,271)
Gain on sale of assets, net	(397)	(641)
Changes in operating assets and liabilities and other	(13,813)	(65,199)
Net cash provided (used) by operating activities	22,892	(43,408)
Investing activities
Property and equipment additions	(9,047)	(6,388)
Property and equipment disposals	631	6,792
Purchases of short-term investments	(74,900)	(134,200)
Sales of short-term investments	105,100	164,400
Contributions and advances to unconsolidated affiliates	(708)	(2,664)
Net cash provided by investing activities	21,076	27,940
Financing activities
Payment of financing fees	—	(1,524)
Contributions from (distributions to) minority interests, net	(1,602)	1,946
Proceeds from exercise of stock options and warrants	8,723	4,727
Net cash provided by financing activities	7,121	5,149
Increase (decrease) in cash and cash equivalents	51,089	(10,319)
Cash and cash equivalents at beginning of period	286,078	188,835
Cash and cash equivalents at end of period	$337,167	$178,516
Supplemental disclosure of cash flow information:
Interest paid	$2,520	$4,235
Income taxes paid, net	455	2,249

The accompanying notes are an integral part of the consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(UNAUDITED)

	Three months ended
	April 1, 2005	April 2, 2004
Net income	$17,230	$13,066
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(5,189)	(1,773)
Other	162	—
Other comprehensive loss, net of tax	(5,027)	(1,773)
Comprehensive income	$12,203	$11,293

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(UNAUDITED)

The terms “we,” “us” and “our” as used in this quarterly report refer to Washington Group International, Inc. (“Washington Group”) and its consolidated subsidiaries unless otherwise indicated.

1.              DESCRIPTION OF THE BUSINESS

We are an international provider of a broad range of design, engineering, construction, construction management, facilities and operations management, environmental remediation and mining services to diverse public and private sector clients, including (1) engineering, construction and operations and maintenance services in nuclear and fossil power markets; (2) diverse engineering and construction and construction management services for the highway and bridge, airport and seaport, dam, tunnel, water resource, railway and commercial building markets; (3) design, engineering, procurement, construction and construction management and operations and maintenance services to industrial companies; (4) contract mining, technical and engineering services for the metals, precious metals, coal, minerals and minerals processes markets; (5) comprehensive nuclear and other environmental and hazardous substance remediation as well as management and operations services for governmental and private-sector clients and (6) design, engineering, construction, management and operations, and closure services for  weapons and chemical demilitarization programs for governmental and private-sector clients. In providing these services, we enter into four basic types of contracts: fixed-price or lump-sum contracts providing for a fixed price for all work to be performed, fixed-unit-price contracts providing for a fixed price for each unit of work to be performed; target-price contracts providing for an agreed upon price whereby we absorb cost escalations to the extent of our expected fee or profit and are reimbursed for costs which continue to escalate beyond our expected fee; and cost-type contracts providing for reimbursement of costs plus a fee. Both anticipated income and economic risk are greater under fixed-price and fixed-unit-price contracts than under target-price and cost-type contracts. Engineering, construction management, maintenance and environmental and hazardous substance remediation contracts are typically awarded pursuant to a cost-type contract.

We participate in construction joint ventures, often as sponsor and manager of projects, which are formed for the sole purpose of bidding, negotiating and completing specific projects. We participate in two incorporated mining ventures: MIBRAG mbH (“MIBRAG”), a company that operates lignite coal mines and power plants in Germany, and Westmoreland Resources, Inc. (“Westmoreland Resources”), a coal mining company in Montana. We also own two government contracting ventures, collectively the Westinghouse Businesses, in which British Nuclear Services, Inc. (“BNFL”) previously held a 40% economic interest. See Note 10, “Acquisition of BNFL’s Interest in Westinghouse Businesses,” regarding our purchase of BNFL’s 40% economic interest.

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

These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our 2004 Annual Report. The comparative balance sheet and related disclosures at December 31, 2004 have been derived from the audited balance sheet and consolidated footnotes referred to above.

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

Reclassifications

Certain reclassifications, as described below, have been made to the accompanying condensed consolidated financial statements for the three months ended April 2, 2004 to conform to the current period presentation.  The reclassifications did not impact previously reported revenues, operating income, net income, total assets, total liabilities or stockholders’ equity.

In February 2005, we determined that investments in Auction Rate Securities (“ARS”) should not be considered cash equivalents. ARS generally have long-term stated maturities; however, these investments have characteristics similar to short-term investments because at pre-determined intervals, generally within 7 to 90 days of the purchase, there is a new auction process. At April 2, 2004 and January 2, 2004, we reclassified ARS of $19,800 and $50,000, respectively, that were previously included in cash and cash equivalents to short-term investments.  We have included the purchases and sales of ARS in the consolidated statements of cash flows as a component of investing activities.  The reclassification resulted in an increase of net cash provided (used) by investing activities from $(2,260) as previously reported to $27,940 in the condensed consolidated statement of cash flows for the three months ended April 2, 2004.  We have held ARS since May 2003.  All ARS were sold in February 2005.

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

	Three months ended
	April 1, 2005	April 2, 2004
Net income as reported	$17,230	$13,066
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,885)	(1,730)
Add: Compensation cost recognized using intrinsic value method	—	784
Tax effects	736	369
Pro forma net income	$16,081	$12,489
Net income per share
As reported - basic	$.68	$.52
As reported – diluted	.60	.47
Pro forma - basic	.63	.50
Pro forma – diluted	.56	.45

3.              ACCOUNTING STANDARDS

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised), Share-Based Payment (“SFAS 123-R”). SFAS 123-R replaces SFAS 123 and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). Adoption of SFAS 123-R will require us to record a non-cash expense for our stock compensation plans using the fair value method. Historically we have recorded our compensation cost in accordance with APB No. 25, which does not require the recording of an expense for our equity related compensation plans if stock options were granted at a price equal to the fair market value of our common stock on the grant date. SFAS 123-R is effective for us beginning the first quarter of 2006. Based on the options outstanding as of April 1, 2005, we estimate the adoption of SFAS 123-R will result in an additional expense of approximately $5,900 in 2006. The actual expense will change from the estimate for new option grants and for forfeitures of current outstanding options.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets – An Amendment of APB Opinion No. 29. ABP Opinion 29 provided an exception to the basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some non-monetary exchanges, although commercially substantive, be recorded on a carryover basis.  SFAS No. 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance – that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. SFAS No. 153 is effective for us in the third quarter of 2005 but is not expected to have a significant impact on our financial position, results of operations or cash flows.

In the mining industry, companies may be required to remove overburden and waste materials to access mineral deposits. The costs of removing overburden and waste materials are referred to as “stripping costs.” In March 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 04-6, Accounting for Stripping Costs Incurred during Production in the Mining Industry (“EITF 04-6”). The EITF concluded that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the cost of the inventory produced during the period that the stripping costs are incurred. EITF 04-6 is effective for us in the first quarter of 2006. We are currently evaluating the impact of EITF 04-6 on our financial position, results of operations and cash flows.

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143 (“FIN 47”). FIN 47 clarifies the term conditional asset retirement obligation as used in SFAS No. 143, Accounting for Asset Retirement Obligations, and requires a liability to be recorded if the fair value of the obligation can be reasonably estimated.  The types of asset retirement obligations that are covered by FIN 47 are those for which an entity has a legal obligation to perform an asset retirement activity, however the timing and (or) method of settling the obligation are conditional on a future event that may or may not be within the control of the entity.  FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  FIN 47 is effective for us in the fourth quarter of 2005.  We are currently evaluating the impact of FIN 47 on our financial position, results of operations and cash flows.

4.              VENTURES

Construction joint ventures

We participate in unconsolidated construction joint ventures that are formed to bid, negotiate and complete specific projects. The unconsolidated construction joint ventures are reflected in our consolidated balance sheets as investments in and advances to construction joint ventures and are accounted for under the equity method. Our proportionate share of revenue, cost of revenue, and gross profit for these unconsolidated construction joint ventures is included in our consolidated statements of operations. The size, scope and duration of joint-venture projects vary among periods. The tables below present the financial information for our unconsolidated construction joint ventures in which we do not hold a controlling interest but exercise significant influence. At April 1, 2005, $19,168 was included in our consolidated balance sheet under the caption “Billings in excess of cost and estimated earnings on uncompleted contracts,” representing our share of unconsolidated construction joint ventures that had an excess of liabilities over assets primarily due to accrued contract losses.

Combined financial position of non-consolidated construction joint ventures	April 1, 2005	December 31, 2004
Current assets	$188,666	$182,127
Property and equipment, net	4,920	3,707
Current liabilities	(178,385)	(171,476)
Net assets	$15,201	$14,358

Combined results of operations of	Three months ended
non-consolidated construction joint ventures	April 1, 2005	April 2, 2004
Revenue	$129,234	$159,421
Cost of revenue	(122,947)	(160,604)
Gross profit (loss)	$6,287	$(1,183)

Washington Group’s share of results of operations of	Three months ended
non-consolidated construction joint ventures	April 1, 2005	April 2, 2004
Revenue	$52,004	$59,556
Cost of revenue	(46,453)	(62,560)
Gross profit (loss)	$5,551	$(3,004)

During 2004, a construction joint venture in which we have a 50% interest recorded a contract loss on a $362,000 fixed-price roadway interchange and bridge project. Our share of the loss amounted to $27,500 of which $5,000 was recorded during the three months ended April 2, 2004. For the three months ended April 1, 2005, the joint venture recorded no operating profit or loss. The contract loss is primarily a result of cost growth due to design changes, quantity growth, price escalation, and project delays. As of April 1, 2005, the project is approximately 30% percent complete and scheduled to be completed in the fourth quarter of 2006. A portion of the joint venture losses may be recovered through change orders or claims; however, since realization can not be assured at this time, no potential change orders or claims have been considered in calculating the estimated loss. The change orders and claims will be recognized when it is probable that they will result in additional contract revenue and can be reliably estimated. While the entire amount of the current estimated loss has been recognized, actual results may differ from our estimates.

Unconsolidated affiliates

At April 1, 2005, we held ownership interests in several unconsolidated affiliates that are accounted for under the equity method, the most significant of which are two incorporated mining ventures: MIBRAG (50%) and Westmoreland Resources (20%). We provide consulting services to MIBRAG and contract mining services to Westmoreland Resources. The tables below present the financial information for our unconsolidated affiliates in which we do not hold a controlling interest but exercise significant influence.

Combined financial position of
unconsolidated affiliates	April 1, 2005	December 31, 2004
Current assets	$155,122	$184,801
Property and equipment, net	613,284	615,475
Other non-current assets	651,276	686,849
Current liabilities	(90,306)	(98,424)
Long-term debt, non-recourse to parents	(244,532)	(257,950)
Other non-current liabilities	(728,673)	(769,739)
Net assets	$356,171	$361,012

Combined results of operations of	Three months ended
unconsolidated affiliates	April 1, 2005	April 2, 2004
Revenue	$118,187	$117,992
Cost of revenue	(102,867)	(96,178)
Gross profit	$15,320	$21,814

5.              CREDIT FACILITIES

We have a Senior Secured Revolving Credit Facility (the “Credit Facility”) that provides for up to $350,000 in the aggregate of loans and other financial accommodations allocated pro rata between a tranche A facility in the amount of $115,000 and a tranche B facility in the amount of $235,000. The scheduled termination dates for tranche A and tranche B are October 9, 2007 and August 5, 2008, respectively. The borrowing rate for tranche A is the greater of LIBOR or 2%, plus an additional margin of 3.50%. The borrowing rate for tranche B is LIBOR, plus an additional margin of 2.50%. As of April 1, 2005, the effective borrowing rate was 6.37% for tranche A and 5.37% for tranche B. The Credit Facility also provides for other fees, including commitment and letter of credit fees, normal and customary for such credit agreements. Under the current terms of the agreement, letters of credit are allocated pro rata between the facilities on the same basis as loans. Letter of credit fees are calculated using the applicable LIBOR margins of 3.50% for tranche A and 2.50% for tranche B plus an issuance fee. The average issuance fee for both tranches was 0.25%. Commitment fees are calculated on the remaining borrowing capacity of each tranche after subtracting all loans and letters of credit. The commitment fee is 1.50% for tranche A and 2.50% for tranche B. At April 1, 2005, $128,712 in face amount of letters of credit were issued and outstanding and no borrowings were outstanding leaving a borrowing capacity of $221,288 under the Credit Facility. The Credit Facility contains financial covenants requiring the maintenance of specified financial and operating ratios, and specified events of default that are typical for a credit facility of this size, type and tenor. The Credit Facility also contains affirmative and negative covenants that limit our ability and the ability of some of our subsidiaries to incur debt or liens, provide guarantees, make investments, merge with or acquire other companies, and pay dividends. At April 1, 2005, we were in compliance with all of the financial covenants under the Credit Facility. The Credit Facility is secured by substantially all of the assets of Washington Group and our wholly owned domestic subsidiaries.

6.              OPERATING SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION

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

Industrial/Process provides engineering, design, procurement, construction services and total facilities management for general manufacturing, pharmaceutical and biotechnology, oil production, gas treating, gas monetization, institutional buildings, food and consumer products, automotive, aerospace, telecommunications and pulp and paper industries.

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

The accounting policies of the segments are the same as those described in Note 1, “Significant Accounting Policies,” of the Notes to Consolidated Financial Statement in Part II, Item 8 of our 2004 Annual Report on Form 10-K. We evaluate performance and allocate resources based on segment operating income. Segment operating income is total segment revenue reduced by segment cost of revenue and includes equity in net earnings of unconsolidated affiliates. Intersegment and other unallocated operating costs principally consist of residual costs of our non-union subsidiary and unallocated costs of our self insurance program.

SEGMENT OPERATING INFORMATION

	Three months ended
	April 1, 2005	April 2, 2004
Revenue
Power	$150,649	$150,202
Infrastructure	160,897	277,650
Mining	27,593	20,370
Industrial/Process	97,256	90,804
Defense	152,570	122,181
Energy & Environment	112,115	96,470
Intersegment, eliminations and other	(219)	(3,513)
Total revenue	$700,861	$754,164
Gross profit (loss)
Power	$14,004	$8,217
Infrastructure	3,362	5,852
Mining	(508)	585
Industrial/Process	(1,884)	1,488
Defense	15,111	8,570
Energy & Environment	16,765	17,299
Intersegment and other unallocated operating costs	(777)	(4,622)
Total gross profit	$46,073	$37,389
Equity in income (loss) of unconsolidated affiliates
Power	$21	$69
Infrastructure	148	182
Mining	7,168	10,434
Industrial/Process	208	136
Defense	—	—
Energy & Environment	(202)	(141)
Intersegment and other	—	—
Total equity in income of unconsolidated affiliates	$7,343	$10,680
Operating income (loss)
Power	$14,025	$8,286
Infrastructure	3,510	6,034
Mining	6,660	11,019
Industrial/Process	(1,676)	1,624
Defense	15,111	8,570
Energy & Environment	16,563	17,158
Intersegment and other unallocated operating costs	(777)	(4,622)
General and administrative expenses, corporate	(15,306)	(13,962)
Total operating income	$38,110	$34,107

7.              TAXES ON INCOME

The effective tax rates for the three months ended April 1, 2005 and April 2, 2004, were 40.0% and 40.5%, respectively. The components of the effective tax rates are shown in the table below:

	Three months ended
	April 1, 2005	April 2, 2004
Federal tax rate	35.0%	35.0%
State tax	3.2	3.0
Nondeductible items	1.6	1.9
Foreign tax	.2	.6
Effective tax rate	40.0%	40.5%

The effective tax rate for the three months ended April 1, 2005 has decreased from the effective tax rate for the three months ended April 2, 2004 primarily due to a decrease in estimated non-deductible expenses and lower estimated foreign taxes during 2005 primarily due to the ratification of the 2004 Protocol to U.S.-Netherlands Income Tax Treaty.

8.              BENEFIT PLANS

The components of net benefit cost for our pension and post-retirement benefit plans were as follows:

	Pension Benefits		Post-retirement Benefits
Three months ended	April 1, 2005	April 2, 2004	April 1, 2005	April 2, 2004
Service cost	$1,268	$1,007	$198	$305
Interest cost	1,175	1,088	729	826
Expected return on assets	(469)	(346)	—	—
Recognized net actuarial loss	96	26	(2)	69
Net benefit cost	$2,070	$1,775	$925	$1,200

Employer Contributions

We previously disclosed in our financial statements for the year ended December 31, 2004, we expect to contribute $8,400 and $4,100, respectively, to our pension and post-retirement plans during 2005. During the three months ended April 1, 2005, $1,439 and $1,315, respectively, have been contributed to our pension and post-retirement plans. We anticipate contributing an additional $6,961 and $2,785, respectively, to fund our pension and post-retirement plans in 2005.

9.              CONTINGENCIES AND COMMITMENTS

Contract related matters

We have cost-type contracts with the U.S. government that require the use of estimated annual rates for indirect costs. The estimated rates are analyzed periodically and adjusted based on changes in the level of indirect costs we expect to incur and the volume of work we expect to perform. The cumulative effect of changes to estimated rates is recorded in the period of the change. Additionally, the allowable indirect costs for U.S. government cost-type contracts are subject to adjustment upon audit by the U.S. government. To the extent that these audits result in determinations that costs claimed as reimbursable are not allowable costs, or were not allocated in accordance with federal regulations, we could be required to reimburse the government for amounts previously received. Audits by the U.S. government of indirect costs are substantially complete through 2001. Audits of 2002 and 2003 indirect costs are in process.

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

Letters of credit

In the normal course of business, we cause letters of credit to be issued in connection with contract performance obligations that are not required to be reflected in the accompanying condensed consolidated balance sheets. We are obligated to reimburse the issuer of such letters of credit for any payments made thereunder. At April 1, 2005 and December 31, 2004, $155,712 and $157,881, respectively, in face amount of letters of credit were outstanding. We have pledged cash and cash equivalents as collateral for our reimbursement obligations with respect to $27,000 in face amount of letters of credit that were outstanding at April 1, 2005 not related to the Credit Facility. At April 1, 2005, $128,712 of the outstanding letters of credit were issued under the Credit Facility.

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

Legal Matters

Tar Creek Litigation. From the spring of 1996 through the spring of 2001, we were the environmental remediation contractor for the U.S. Army Corps of Engineers (the “USACOE”) with respect to remediation at the Tar Creek Superfund site at a former mining area in northeast Oklahoma. The USACOE had contracted with the U.S. Environmental Protection Agency (the “EPA”) to remove lead contaminated soil in residential areas from more than 2,000 sites and replace it with clean fill material. In February 2000, various federal investigators working with the U.S. Attorney’s Office for the Northern District of Oklahoma executed search warrants and seized records at the Tar Creek project site. Allegations made at the time included claims that the project had falsified truck load tickets and had claimed compensation for more loads than actually were hauled, or had indicated that full loads had been hauled when partial loads actually were carried, as well as claims that the project had sought compensation for truckers and injured workers who were directed to remain at the job site, but not to work. A qui tam lawsuit was filed against us under the federal False Claims Act by private citizens (the relators), alleging fraudulent or false claims by us for payments we received in connection with the Tar Creek remediation project. In March 2004, the Department of Justice declined to intervene in this civil lawsuit, with the exception of four claims, which are stayed and remain under seal. The relators filed an amended complaint in March 2004, which eliminated the four claims that had been reserved to the government. We have moved to dismiss the relators’ claims, and the Court has yet to rule on our motion to dismiss. Also, in April 2004, we received a letter from the EPA’s Suspension and Debarment Division seeking information from us regarding the qui tam allegations, in order for the EPA to determine whether we were a responsible contractor. In October 2004, we were advised by the government that the criminal investigation had been concluded in September 2004 without any criminal prosecution. We believe that there was no wrongdoing by us or our employees at this project. Based on the status of this matter, we cannot make an estimate of potential additional loss, if any.

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

We were notified by the Department of Justice in March 2003 that the U.S. government was considering civil litigation against us for potential violations of the USAID source, origin and nationality regulations in connection with five of our USAID-financed host-country projects located in Egypt beginning in 1996. Following that notification we responded to inquiries from the Department of Justice and otherwise cooperated with the government’s investigation.  In November 2004, the government filed an action in the U.S. District Court for the District of Idaho against us and the companies referred to above with respect to the Egyptian projects. The action was brought under the Federal False Claims Act, the Federal Foreign Assistance Act of 1961, and common law theories of payment by mistake and unjust enrichment. The complaint seeks damages and civil penalties for violations of the statutes and asserts that the government is entitled to a refund of all amounts paid to us and the other defendants under the specified contracts. The government alleges that approximately $373,000 was paid under those contracts. We have been in discussions and mediation with the government concerning these matters for an extended period of time, although no resolution of the matter has been reached.  In March of 2005, we filed papers in the U.S. District Court for the District of Idaho asserting that the government’s claims against us are subject to the confirmation order and discharge injunction issued by the Bankruptcy Court in Nevada when we emerged from bankruptcy and seeking to dismiss the government’s complaint, or in the alternative to stay the action, as it relates to us. The government is required to respond to our motion to dismiss by mid-June 2005. At the same time, we filed an adversary proceeding in the Bankruptcy Court in Nevada along with a motion seeking to enforce that court’s confirmation order and discharge injunction as they may apply to the government’s claims.  The hearing on our motion to enforce is scheduled for late June 2005. We and the government have agreed to schedule additional mediation sessions for early May 2005. We have agreed to delay the government’s obligations to respond to our motions until following those mediation sessions. We continue to dispute the government’s damages allegations and its entitlement to any recovery. We intend to vigorously defend against the allegations and claims in the litigation and to pursue continued discussions with the government.

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

10.       ACQUISITION OF BNFL’s INTEREST IN WESTINGHOUSE BUSINESSES

On August 25, 2004, we entered into an agreement to acquire BNFL’s 40% economic interest in the Westinghouse Businesses, effective July 31, 2004. The Westinghouse Businesses manage highly complex facilities and programs for the U.S. Department of Energy (“DoE”) and Department of Defense (“DoD”) and provide engineering, construction, management, and risk-analysis services for a variety of governmental markets.  Under the terms of the agreement, we control the Westinghouse Businesses and will generally pay BNFL 40% of net future profits from certain existing contracts and on future Washington Group contracts, if any, at certain DoE sites and one DoD site (the “40% Legacy Contracts”) and 10% of the profits from all other future contracts with the DoE through September 30, 2012 (the “10% Contracts”).  BNFL will not share in any losses related to 10% Contracts if they occur in the future, but will retain its portion of liabilities incurred prior to July 31, 2004. The acquisition was subject to compliance with the Hart-Scott-Rodino Antitrust Act (the “HSR Act”). The acquisition became effective on April 7, 2005 (the “Effective Date”) under HSR Act exemption rules recently adopted by the Federal Trade Commission.

For accounting purposes, the agreement is bifurcated between the 40% Legacy Contracts and the 10% Contracts. Prior to our acquisition of BNFL’s economic interest, BNFL had a 40% economic interest in the 40% Legacy Contracts and will continue to receive 40% of the net profits from such contracts, in substance there will be no change in the economic relationship of the parties and therefore payments to BNFL for their share of the cash flows from the 40% Legacy Contracts will not be recorded as consideration for the acquisition of a minority interest. Currently, BNFL’s portion of the earnings related to the 40% Legacy Contracts is classified on the statement of income as minority interest in income of consolidated subsidiaries. BNFL’s portion of the cash flows related to the 40% Legacy Contracts is classified on the statement of cash flows as a financing activity as distributions to minority interests. After the Effective Date, BNFL’s share of the earnings related to the 40% Legacy Contracts will be classified as cost of revenue and BNFL’s share of the cash flows related to the 40% Legacy Contracts will be classified as an operating activity.

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

On a pro forma basis, assuming the acquisition was effective as of April 1, 2005, significant impacts on the balance sheet would include: (i) elimination of minority interest of approximately $46,100 related to BNFL’s current interest in the Westinghouse Businesses, (ii) elimination of approximately $64,100 of goodwill currently recorded, and (iii) recording a receivable from BNFL for its portion of liabilities retained consisting primarily of pension liabilities. We do not anticipate that the acquisition will have a significant impact on our results of operations and cash flows except for the classification of BNFL’s portion of the earnings and payments for the 40% Legacy Contracts as explained above.

11.       EQUITY TRANSACTIONS

On February 9, 2005, options to purchase 382 shares of common stock were granted at an exercise price of $42.25 per share.  In addition, 124 shares of restricted stock were awarded to key employees. The fair value of the restricted stock of $5,247 will be expensed over the three year vesting period of the restricted stock.

During the three months ended April 1, 2005, options to purchase 425 shares of common stock were exercised.  Proceeds from the exercises amounted to $8,713.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes thereto in Item 1 of this report. The following analysis contains forward-looking statements about our future revenues, operating results and expectations. See “Note Regarding Forward-Looking Statements” for a discussion of the risks and uncertainties affecting these statements preceding Item 1 of this report.

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

CRITICAL ACCOUNTING POLICIES AND RELATED CRITICAL ACCOUNTING ESTIMATES

Our accounting and financial reporting policies are in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet date, and the reported amounts of revenue and expenses during the reporting period. Our significant accounting policies are described in Note 1, “Significant Accounting Policies” of the Notes to Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the “2004 Annual Report”). The following discussion is intended to describe those accounting policies most critical to the preparation of our consolidated financial statements. The development and selection of the critical accounting policies, related critical accounting estimates and the disclosure below have been reviewed with the audit review committee of our board of directors. There were no changes in our critical accounting policies during the three months ended April 1, 2005.

Revenue recognition. We follow the provisions of SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. We recognize revenue on engineering and construction-type contracts using the percentage-of-completion method of accounting whereby revenue is recognized as performance under the contract progresses. For most of our fixed-price and target-price contracts, we use a cost-to-cost approach to measure progress toward completion. Under the cost-to-cost method, we make periodic estimates of our progress toward completion by comparing costs incurred to date with total estimated contract costs. Revenue is then calculated on a cumulative basis (project-to-date) as the total contract value multiplied by the current percentage complete. Revenue for a reporting period is calculated as the cumulative project-to-date revenue less project revenue recognized in prior periods. However, we defer profit recognition on fixed-price and certain target-priced construction contracts until progress is sufficient to estimate the probable outcome, which generally does not occur until the project is at least 20% complete. Fixed-price contracts accounted for 25% and 31% of our total revenue for the three months ended April 1, 2005 and April 2, 2004, respectively.

For contracts that include significant materials or equipment costs, we use an efforts expended method to measure progress towards completion based on labor hours, labor dollars or some other measurement of physical completion. For certain long-term contracts involving mining and environmental and hazardous substance remediation, progress towards completion is measured using the units of production method. Revenue from reimbursable or cost-plus contracts is recognized on the basis of costs incurred during the period plus the fee earned. Service-related contracts, including operations and maintenance contracts, are accounted for over the period of performance, in proportion to the costs of performance, evenly over the period or over units of production. Award fees associated with U.S. government contracts are initially estimated and recognized based on prior historical performance until the client has confirmed the final award fee. Performance-based incentive fees are included in contract value when a basis exists for the reasonable prediction of performance in relation to established targets. When a basis for reasonable prediction does not exist, performance-based incentive fees are recognized when actually awarded by the client.

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

Costs related to change orders and claims are recognized when they are incurred. Change orders are included in total estimated contract revenue when it is probable that the change order will result in a bona fide addition to contract value and can be reliably estimated. Claims are included in total estimated contract revenue, only to the extent that contract costs related to the claim have been incurred, when it is probable that the claim will result in a bona fide addition to contract value and can be reliably estimated. No profit is recognized on claims until final settlement occurs. This can lead to a situation where costs are recognized in one period and revenue is recognized when customer agreement is obtained or claim resolution occurs, which can be in subsequent periods. We recognized $9.7 million and $2.4 million of claim revenue during the three months ended April 1, 2005 and April 2, 2004, respectively. Substantially all claims were settled and collected during each respective period for which claim revenue was recognized. Additional contract related costs, including subcontractors share of claim settlement, of $0.2 million for the three months ended April 1, 2005 reduced the impact on operating income of the claim settlements disclosed above.

Estimated losses on uncompleted contracts and changes in contract estimates. We record provisions for estimated losses on uncompleted contracts in the period in which such losses are identified. The cumulative effect of revisions to contract revenue and estimated completion costs are recorded in the accounting period in which the amounts become evident and can be reasonably estimated. These revisions include such items as the effects of change orders and claims, warranty claims, liquidated damages or other contractual penalties, adjustments for audit findings on U.S. government contracts and contract closeout settlements. It is possible that there will be future and currently unknown significant adjustments to our estimated contract revenues, costs and gross margins for contracts currently in process, particularly in the later stages of the contracts. These adjustments are common in the construction industry and inherent in the nature of our contracts. These adjustments could, depending on the magnitude of the adjustments and the number of contracts being completed, materially, positively or negatively, affect our operating results in an annual or quarterly reporting period.

Goodwill. As of April 1, 2005, we have $301.8 million of goodwill. Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, goodwill is no longer amortized but is to be tested for impairment at least annually. We regularly evaluate whether events and circumstances have occurred which may indicate a possible impairment of goodwill and perform the annual impairment test for all of our reporting units each October. In conducting the impairment test, we apply various techniques to estimate the fair value of our reporting units. These techniques are inherently subjective, and the resulting values are not necessarily representative of the values we might obtain in a sale of our reporting units to a willing third party. Based on our annual review of the recoverability of goodwill as of October 31, 2004, we determined that our goodwill is not impaired. However, our businesses are cyclical and subject to competitive pressures. Therefore it is possible that the goodwill values of our business units could be adversely impacted in the future by these or other factors and that a significant impairment adjustment, which would reduce earnings and potentially affect debt covenants, could be required in such circumstances.

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

There are three unique aspects of our approach to recording new work and backlog:

•                  Government contracts - Most of our government contracts cover several years. However, funding for the contracts is subject to annual appropriations by Congress. To account for the risk that future amounts may not be appropriated, we only include the most immediate two years of forecast revenue in our backlog. Therefore, as time passes and appropriations occur, additional new work is recorded on existing government contracts. At April 1, 2005, U.S. government funded contracts comprised approximately 39% of our total backlog.

•                  Mining contracts - Mining contracts span varying periods of time up to the life of the resource. For new work and backlog purposes, we limit the amount recorded to five years. Similar to our practices with government contracts, as time passes, we recognize additional new work as commitments for that future work are firmed up. At April 1, 2005, mining contracts comprised approximately 14% of our total backlog.

•                  At-risk and agency contracts - The amount of new work and related backlog recognized depends on whether the contract or project is determined to be an “at-risk” or “agency” relationship between the client and us. For “at-risk” relationships, the expected gross revenue is included in new work and backlog. For relationships where we act as an agent for our client, only the expected net fee revenue is included in new work and backlog. At April 1, 2005, agency contracts comprised approximately 6% of our total backlog.

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

BUSINESS UNIT NEW WORK AND BACKLOG

New work, which represents additions to backlog for the period, is presented below for each business unit:

NEW WORK	Three months ended
(In millions)	April 1, 2005	April 2, 2004
Power	$324.9	$85.4
Infrastructure	166.4	284.3
Mining	187.1	13.8
Industrial/Process	119.1	164.5
Defense	152.3	112.9
Energy & Environment	518.7	125.1
Other	(.2)	(3.5)
Total new work	$1,468.3	$782.5

The following table summarizes our changes in backlog for each of the periods presented:

CHANGES IN BACKLOG	Three months ended
(In millions)	April 1, 2005	April 2, 2004
Beginning backlog	$4,004.1	$3,322.5
New work	1,468.3	782.5
Revenue and equity income recognized	(708.2)	(764.9)
Ending backlog	$4,764.2	$3,340.1

Backlog at April 1, 2005 and December 31, 2004 consisted of the following for each business unit:

BACKLOG (In millions)	April 1, 2005	December 31, 2004
Power	$890.7	$716.4
Infrastructure	1,126.7	1,121.3
Mining	668.4	516.1
Industrial/Process	315.1	293.5
Defense	869.4	869.7
Energy & Environment	893.9	487.1
Total backlog	$4,764.2	$4,004.1

New work and backlog

At April 1, 2005, our backlog was $4,764.2 million, an increase of $760.1 million from December 31, 2004. Backlog on government contracts includes only two years’ worth of the portions of such contracts that are currently funded or which management is highly confident will be funded. In this regard, the reported backlog at April 1, 2005 excludes $2.8 billion of government contracts in progress for work to be performed beyond the first quarter of 2007. Our backlog at April 1, 2005 consisted of approximately 71% cost-type and 29% fixed-price contracts compared with 64% cost-type and 36% fixed-price contracts at the end of 2004.

New work for the three months ended April 1, 2005 includes the following significant contracts:

(In millions)	Three months ended April 1, 2005
Power
Middle East task orders	$139.0
Plant modification contract	92.9
Infrastructure
Operations and maintenance contract	55.2
Middle East task orders	34.2
Mining
Silver and zinc mining contract	152.9
Defense
Chemical demilitarization contract continuations	107.4
Energy & Environment
Department of Energy environmental, decontamination and demolition contract	440.0

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the three months ended April 1, 2005 and April 2, 2004, and is included to facilitate our analysis and discussion of results of operations.

	Three months ended
(In millions)	April 1, 2005	April 2, 2004
Total revenue	$700.9	$754.2
Gross profit	$46.1	$37.4
Equity in income of unconsolidated affiliates	7.3	10.7
General and administrative expenses	(15.3)	(14.0)
Operating income	38.1	34.1
Interest income	1.8	.6
Interest expense	(3.4)	(4.4)
Other income (expense), net	.1	(.5)
Income before income taxes and minority interests	36.6	29.8
Income tax expense	(14.7)	(12.1)
Minority interests in income of consolidated subsidiaries	(4.7)	(4.6)
Net income	$17.2	$13.1

THREE MONTHS ENDED APRIL 1, 2005 COMPARED TO

THREE MONTHS ENDED APRIL 2, 2004

Revenue and operating income

Revenue for the three months ended April 1, 2005 declined $53.3 million, or 7% from the comparable period in 2004.  The decline in revenue was primarily due to a $146.1 million reduction in revenue from the Middle East due to the substantial completion of a large contract with the USACOE in the Infrastructure and Power business units, partially offset by an increase in revenue in the Defense business unit from threat reduction contracts in the former Soviet Union, revenue from new Infrastructure highway and light rail projects, and increasing scope on several Power contracts.

Operating income for the three months ended April 1, 2005 increased $4.0 million from the comparable period of 2004. The increase is primarily due to a $9.2 million claim settlement on a completed international power project, award fees earned on chemical demilitarization projects and an increase in earnings on threat reduction projects in the former Soviet Union. The increase in operating income was partially offset by a decline in earnings of $6.4 million from the completion of contracts in the Middle East, a decrease in equity earnings of $3.3 million from lower coal shipments by our MIBRAG mining venture in Germany, and an operating loss in our Industrial/Process business unit.

A summary of the significant changes in operating income is included in the following table:

Operating income for the three months ended April 2, 2004	$34.1

Increase in earnings from increase in claim settlements	7.3
Significant project loss in 2004	5.0
Increase in earnings from ongoing projects	3.2
Decrease in earnings from Middle East contracts	(6.4)
Decrease in earnings from MIBRAG mining venture	(3.3)
Other	(1.8)
Operating income for the three months ended April 1, 2005	$38.1

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

Equity in income of unconsolidated affiliates

Equity in income of unconsolidated affiliates for the three months ended April 1, 2005 declined by $3.4 million from the comparable period in 2004 primarily due to our MIBRAG mining venture in Germany.  The two primary customers of MIBRAG from time to time have planned maintenance and other outages, as well as fluctuations in utilization, at the power plants they operate.  The timing and duration of such outages and fluctuations vary from year to year.  Equity earnings from MIBRAG declined from the comparable prior year period attributable to lower coal sales to one of its primary customers resulting from lower utilization due to performance issues at one of its power plants.  We expect coal sales to decline further in the second quarter of 2005 while the customer makes repairs to that power plant and as a result of a scheduled maintenance and modification outage at one of the other customer’s power plants.  We do not, however expect that these outages and fluctuations will materially affect the equity earnings from the MIBRAG mining venture for 2005 relative to prior years.

General and administrative expenses

General and administrative expenses for the three months ended April 1, 2005 increased $1.3 million from the comparable period of 2004 primarily due to an increase in incentive compensation, based on higher earnings.

Interest Income

Interest income for the three months ended April 1, 2005 increased $1.2 million from the comparable period of 2004 due to larger cash balances available for investment and more favorable interest rates on invested cash balances.

Interest expense

Interest expense for the three months ended April 1, 2005 declined $1.0 million from the comparable period of 2004 due to improved terms from amendments to our credit facility.  On March 19, 2004, and again on August 5, 2004, we amended the credit facility to include more favorable terms and reduce interest expense over the remaining term of the agreement.

Income tax expense

The components of the effective tax rate for the three months ended April 1, 2005 and April 2, 2004 are as follows:

	Three months ended
	April 1, 2005	April 2, 2004
Federal tax rate	35.0%	35.0%
State tax	3.2	3.0
Nondeductible items	1.6	1.9
Foreign tax	.2	.6
Effective tax rate	40.0%	40.5%

The effective tax rate for the three months ended April 1, 2005 has decreased from the effective tax rate for the three months ended April 2, 2004 primarily due to a decrease in estimated non-deductible expenses and lower estimated foreign taxes during 2005 primarily due to the ratification of the 2004 Protocol to U.S.-Netherlands Income Tax Treaty.

Minority interests

Minority interests in income of consolidated subsidiaries for the three months ended April 1, 2005 increased slightly from the comparable period of 2004. The majority of our minority interests relates to BNFL’s 40% ownership of the Westinghouse Businesses that are included in the Energy & Environment business unit. On April 7, 2005, we consummated the acquisition of BNFL’s interest in the Westinghouse Businesses.  See Note 10, “Acquisition of BNFL’s Interest in Westinghouse Businesses” of condensed consolidated financial statements in Item 1 of this report.  Beginning in the second quarter of 2005, BNFL will receive 40% of the net profits of the 40% Legacy Contracts but their share will be classified as cost of revenue rather than minority interest in income of consolidated subsidiaries.

BUSINESS UNIT RESULTS

(In millions)

	Three months ended
Revenue	April 1, 2005	April 2, 2004
Power	$150.6	$150.2
Infrastructure	160.9	277.6
Mining	27.6	20.4
Industrial/Process	97.3	90.8
Defense	152.6	122.2
Energy & Environment	112.1	96.5
Intersegment and other	(.2)	(3.5)
Total revenue	$700.9	$754.2
Operating income (loss)
Power	$14.0	$8.3
Infrastructure	3.5	6.0
Mining	6.7	11.0
Industrial/Process	(1.7)	1.6
Defense	15.1	8.6
Energy & Environment	16.6	17.2
Intersegment and other unallocated operating costs	(.8)	(4.6)
Total segment operating income	53.4	48.1
General and administrative expenses, corporate	(15.3)	(14.0)
Total operating income	$38.1	$34.1

Power

Revenue for the three months ended April 1, 2005 of $150.6 million was essentially unchanged from $150.2 million in the comparable period of 2004. During the first quarter of 2005, revenue grew by $15.7 million from increasing scope on four modification services contracts, $9.2 million from a claim settlement on a completed international power project, increased activity on a new power generation plant in Puerto Rico, and an increase in engineering services. Revenue declined by $14.8 million during the first quarter of 2005 from work in the Middle East due to the completion of a major task order which was partially offset by work on new power projects in Iraq. In addition, revenue decreased $13.1 million from the winding down of two plant modification projects in Alabama, and $7.1 million from the completion of a steam generator replacement project in South Carolina. Revenue from work in the Middle East totaled $31.2 million and $46.0 million, respectively, for the three months ended April 1, 2005 and April 2, 2004.

Operating income for the three months ended April 1, 2005 increased $5.7 million from the comparable period of 2004 due to the $9.2 million claim settlement on a completed international power project and earnings from the final contract close out of two steam generator replacement projects. The increase in operating income was partially offset by a decline in earnings from increased costs on a new generation power project and a decrease in earnings in the Middle East. Operating income from projects in the Middle East totaled $0.8 million and $2.6 million, respectively, for the three months ended April 1, 2005 and April 2, 2004.

Infrastructure

Revenue for the three months ended April 1, 2005 declined $116.7 million, or 42%, from the comparable period of 2004.  The decline was primarily due to the substantial completion of a large contract in the Middle East with the USACOE, resulting in a $143.4 million decrease in revenue.  The decline was partially offset by an increase in revenue from a new highway project in California and a new light rail project in California. Revenue from work in the Middle East totaled $25.4 million and $168.8 million, respectively, for the three months ended April 1, 2005 and April 2, 2004.

Operating income for the three months ended April 1, 2005 declined $2.5 million from the comparable period of 2004 due to the substantial completion of a large contract in the Middle East that resulted in a $5.7 million reduction in earnings.  During the first quarter of 2004, operating income was impacted by a $5.0 million charge recorded for estimated cost overruns on a large highway project in California. Operating income from projects in the Middle East totaled $4.0 million and $9.7 million, respectively, for the three months ended April 1, 2005 and April 2, 2004.

Due to the dynamic nature of the work we have performed in the Middle East under cost reimbursable contracts with the U.S. government, as is the case with all contractors, costs incurred on these contracts are subject to review and audit by the U.S. government.  Based on all current available information, we believe we have established adequate reserves for estimated unallowable, non-recoverable, or disputed costs incurred to date.

Mining

Revenue for the three months ended April 1, 2005 increased $7.2 million, or 35%, from the comparable period of 2004. The increase is primarily due to the operation of a new copper mine in Nevada.

Operating income for the three months ended April 1, 2005 declined $4.3 million from the comparable period in 2004.  The decline in operating income was primarily due to a decrease of $3.3 million in earnings from our MIBRAG mining venture in Germany.  The two primary customers of MIBRAG from time to time have planned maintenance and other outages, as well as fluctuations in utilization, at the power plants they operate.  The timing and duration of such outages and fluctuations vary from year to year.  The decline in MIBRAG’s earning during the three months ended April 1, 2005 was attributable to lower coal sales to one of MIBRAG’s primary customers as a result of lower utilization due to performance issues at one of its power plants.  We expect MIBRAG’s coal sales to decline further in the second quarter of 2005 while the customer makes repairs to that power plant and as a result of a scheduled maintenance and modification outage at one of the other customer’s power plants.  We do not, however, expect that these outages and fluctuations will materially affect the earnings of the MIBRAG mining venture for 2005 relative to prior years.  Mining’s operating income also declined from the shutdown of a phosphate mine in Idaho and start-up activities at a reclamation project in Wyoming.  The decline in operating income for the first quarter of 2005 was partially offset by $1.0 million of income from the new copper mine in Nevada.

Industrial/Process

Revenue for the three months ended April 1, 2005 increased $6.5 million, or 7%, from the comparable period of 2004.  Revenue increased $19.8 million due primarily to a new food processing facility construction contract, increased volume on a new facilities management project and a new life sciences project.  The increase in revenue was partially offset by the winding down of four facilities management contracts, the completion of a major automotive project and the completion of an industrial maintenance shutdown project.

Operating income (loss) for the three months ended April 1, 2005 decreased $3.3 million from the comparable period in 2004.  Operating income (loss) for the first quarter of 2005 was impacted by increased proposal costs, a short-fall in work to cover fixed costs, including specialists’ down time pending the award of new contracts, and a loss on a life sciences project pending change orders.  Operating income for the first quarter of 2004 was favorably impacted due to earnings from an industrial maintenance shut down project and the settlement of claims on two projects totaling $2.1 million.

Defense

Revenue for the three months ended April 1, 2005 increased by $30.4 million, or 25%, from the comparable period in 2004 primarily due to higher procurement activities on a plutonium reactor conversion project, $8.4 million from the start-up of two other threat reduction projects in the former Soviet Union, and increased activity on a power enhancement project.  The increase in revenue was partially offset by a decline of $16.8 million from reduced task order activity on a program in the former Soviet Union.

Operating income for the three months ended April 1, 2005 increased $6.5 million from the first quarter of 2004 principally due to increases in award fees earned on chemical demilitarization projects and higher earnings from an increase in the volume of work and award fees earned on threat reduction projects in the former Soviet Union.

Energy & Environment

Revenue for the three months ended April 1, 2005 increased $15.6 million, or 16%, from the comparable period of 2004.  The increase was primarily due to revenue from new contracts in the Middle East totaling $12.1 million and a contract modification at a decontamination and demolition project. The increase in revenue was partially offset by reduced activity at a large DoE management services contract.

Operating income for the three months ended April 1, 2005 declined by $0.6 million from the comparable period of 2004.  The decline in operating income was due to lower activity at a large DoE management services contract during the current quarter and from income from the substantial completion and closeout of an energy project in the first quarter of 2004.  The decline in operating income was partially offset by earnings of $1.1 million in the first quarter of 2005 from new contracts in the Middle East and a contract modification at a decontamination and demolition project.

Intersegment and other

Intersegment operating loss of $(0.8) million for the three months ended April 1, 2005, primarily consists of $1.0 million of residual costs from our non-union subsidiary. Intersegment operating loss of $(4.6) million for the three months ended April 2, 2004 included residual costs of $1.2 million from our non-union subsidiary and $2.1 million of expense related to our self-insurance program.

FINANCIAL CONDITION AND LIQUIDITY

We have three principal sources of liquidity: (1) cash generated by operations; (2) existing cash and cash equivalents and (3) available capacity under our credit facility. We had cash and cash equivalents of $337.2 million at April 1, 2005, of which $65.0 million was restricted for use in the normal operations of our consolidated joint venture projects or was restricted under our self-insurance programs. At April 1, 2005, we had no borrowing and $128.7 million in face amount of letters of credit outstanding under the credit facility, leaving a borrowing capacity of $221.3 million under the facility. For more information on our financing activities, see Note 5 “Credit Facilities,” of the Notes to Condensed Consolidated Financial Statements in Item 1.

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

Cash flows

(In millions)

Liquidity and capital resources	April 1, 2005	December 31, 2004
Cash and cash equivalents	$337.2	$286.1
Short-term investments	—	30.2
Total	$337.2	$316.3

	Three months ended
Cash flow activities	April 1, 2005	April 2, 2004
Net cash provided (used) by:
Operating activities	$22.9	$(43.4)
Investing activities	21.1	27.9
Financing activities	7.1	5.1

The discussion below highlights significant aspects of our cash flows.

•                  Operating activities:

For the three months ended April 1, 2005, operating activities provided $22.9 million of cash. During the three months, operating activities included net income of $17.2 million and several significant non-cash charges including non-cash income taxes of $14.1 million and depreciation and amortization of $5.1 million. Cash flow was impacted by an increase in working capital requirements of $13.8 million principally due to payments made for incentive compensation. At April 1, 2005, capital invested in contracts in the Middle East declined to $37.7 million from $51.6 million at December 31, 2004.

In the three months ended April 2, 2004, operating activities used $43.4 million of cash. During the quarter, cash was impacted by an increase in working capital of $65.2 million principally due to working capital requirements for USACOE task orders and payments made for incentive compensation. Operating earnings generated during the first quarter of 2004 partially offset the increase in working capital.

•                  Investing activities:

During the three months ended April 1, 2005, investing activities provided $21.1 million of cash consisting of $30.2 million from the liquidation of short-term investments net of purchases offset by $9.0 million in property and equipment acquisitions, primarily for our Infrastructure and Mining business units.

In the three months ended April 2, 2004, investing activities provided $27.9 million of cash consisting of $30.2 million from the liquidation of short-term investments net of purchases offset by $2.7 million of contributions and advances to unconsolidated affiliates. During the quarter, property and equipment sales were $6.8 million, primarily from equipment sales from the dam and hydropower project in the Philippines.  Equipment acquisitions from new work orders in the Infrastructure and Mining business units used $6.4 million.

•                  Financing activities:

During the three months ended April 1, 2005, financing activities generated $7.1 million of cash, consisting of $8.7 million in proceeds from the exercise of stock options reduced by $1.6 million in distributions to minority interests.  Beginning in the second quarter of 2005, payments made to BNFL for their 40% interest in the 40% Legacy Contracts of the Westinghouse Business will be classified as an operating activity rather than a financing activity.

During the three months ended April 2, 2004, financing activities generated $5.1 million of cash, consisting of $4.7 million in proceeds from the exercise of stock options and warrants and $1.9 million related to minority interests share of additional investment in our consolidated joint ventures in our Infrastructure business unit.

Income taxes

We anticipate that cash payments for income taxes for 2005 and later years will be substantially less than income tax expense recognized in the financial statements. This difference results from expected tax deductions for goodwill amortization and from use of net operating loss (“NOL”) carryovers. As of April 1, 2005, we have remaining tax goodwill of approximately $57 million resulting from the acquisition of the Westinghouse Businesses and $566 million resulting from the acquisition of Raytheon Engineers & Constructors International, Inc. The amortization of this tax goodwill is deductible over remaining periods of 9.0 and 10.3 years, respectively, resulting in annual tax deductions of approximately $61 million, net of minority interest. The federal NOL carryovers as of April 1, 2005 were approximately $208 million, most of which are subject to an annual limitation of approximately $27 million and expire in years 2020 through 2022. Unused available NOL carryovers from previous years plus the 2005 annual limitation of $27 million, would allow us to use as much as $82 million of the NOL carryovers in 2005 or beyond. Until the tax goodwill deductions and the NOL carryovers are exhausted, we will not pay cash taxes (other than a minimal impact for alternative minimum tax) on the first $88 million of federal taxable income before tax goodwill amortization and application of NOL carryovers each year.

Cash flows for 2005

As in 2004, we expect to generate positive cash flows from operations in 2005. Specific issues which are relevant to understanding 2005 cash flows include:

•                  Income taxes: During the three months ended April 1, 2005, we paid $455 thousand of state and foreign tax. Because of anticipated utilization of tax goodwill amortization of $61 million, and the availability of $82 million of NOL carryovers, we will not pay federal taxes, other than a minimal impact for alternative minimum tax. Our partners in joint ventures are responsible for their share of the income tax liabilities of the joint ventures.

•                  Property and equipment: Capital expenditures for current construction and mining projects, along with normal capital expenditures to upgrade our information systems hardware and software, are expected to be approximately $20 to $30 million during the remainder of 2005. Additional capital may be required for new projects obtained during the year. Additionally, in the normal course of business, we sell a portion of our construction and mining equipment fleet each year, depending on expected future requirements.

•                  Pension and post-retirement benefit obligations: During the three months ended April 1, 2005, we contributed $1.4 million and $1.3 million, respectively, to our pension and post-retirement plans. We presently anticipate contributing an additional $7.0 million and $2.8 million, respectively, to fund our pension and retirement plans during the remainder of 2005, for a total of $8.4 million and $4.1 million, respectively.  During the three months ended April 1, 2005, we recognized expense of $2.1 million and $0.9 million, respectively, for our pension and post-retirement plans.

•                  Financing activities:                             At April 1, 2005, we had outstanding approximately 8.4 million warrants to purchase common stock. These warrants will expire in January 2006. Additionally, we have issued common stock options that are currently exercisable. At April 1, 2005, the market price of our common stock exceeded the exercise price of the warrants and options. If the warrants or options are exercised, we will receive proceeds to the extent of the exercise price of the warrants or options. For a complete discussion of these, see Note 16, “Capital Stock, Stock Purchase Warrants and Stock Compensation Plans” of the Notes to Consolidated Financial Statements in Item 8 of our 2004 Annual Report.

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

Contractual obligations

During the three months ended April 1, 2005, a seven year extension, through 2015, of the Boise, Idaho Corporate and Business Unit headquarters lease was signed for an additional total lease commitment of approximately $22.0 million.  There were no other material changes in contractual obligations and other commercial commitments from such obligations and commitments as of December 31, 2004.

Guarantees

We have guaranteed the indemnity obligations of the Westinghouse Businesses relating to the sale of EMD to Curtiss-Wright Corporation for the potential occurrence of specified events, including breaches of representations and warranties and/or failure to perform certain covenants or agreements. Generally, the indemnification provisions expire by October 2005 and are capped at $20 million. In addition, the indemnity provisions relating to environmental conditions obligate the Westinghouse Businesses to pay Curtiss-Wright Corporation up to a

maximum $3.5 million for environmental losses they may incur over $5 million until October 2007. The Westinghouse Businesses are also responsible for environmental losses that exceed $1.3 million related to a specified parcel of the sold property through October 2012. If the Westinghouse Businesses are unable to perform their indemnity obligations, BNFL has agreed to indemnify us for 40% of losses we incur as a result of our guarantee. We believe that the indemnification provisions will not have a material adverse effect on our financial position, results of operations or cash flows.

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

Components of EBITDA are presented below:

	Three months ended
(In millions)	April 1, 2005	April 2, 2004
Net income	$17.2	$13.1
Interest expense	3.4	4.4
Taxes	14.7	12.1
Depreciation and amortization	4.2	4.1
Total	$39.5	$33.7

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

	Three months ended
(In millions)	April 1, 2005	April 2, 2004
EBITDA	$39.5	$33.7
Interest expense	(3.4)	(4.4)
Tax expense	(14.7)	(12.1)
Cash paid for reorganization items	(.3)	(.6)
Amortization of financing fees	0.9	0.7
Non-cash income tax expense	14.1	10.8
Minority interests in income of consolidated subsidiaries	4.7	4.6
Equity in income of unconsolidated affiliates, less dividends received	(3.7)	(10.3)
Gain on sale of assets, net	(.4)	(.6)
Changes in net operating assets and liabilities and other	(13.8)	(65.2)
Net cash provided (used) by operating activities	$22.9	$(43.4)

ACCOUNTING STANDARDS

Recently issued accounting standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised), Share-Based Payment (“SFAS 123-R”). SFAS 123-R replaces SFAS 123 and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). Adoption of SFAS 123-R will require us to record a non-cash expense for our stock compensation plans using the fair value method. Historically we have recorded our compensation cost in accordance with APB No. 25, which does not require the recording of an expense for our equity related compensation plans if stock options were granted at a price equal to the fair market value of our common stock on the grant date. SFAS 123-R is effective for us beginning the first quarter of 2006. Based on the options outstanding as of April 1, 2005, we estimate the adoption of SFAS 123-R will result in an additional expense of approximately $5.9 million in 2006. The actual expense will change from the estimate for new option grants and for forfeitures of current outstanding options.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets – An Amendment of APB Opinion No. 29. APB Opinion No. 29 provided an exception to the basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some non-monetary exchanges, although commercially substantive, be recorded on a carryover basis. SFAS No. 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance – that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. SFAS No. 153 is effective for us in the third quarter of 2005 but is not expected to have a significant impact on our financial position, results of operations or cash flows.

In the mining industry, companies may be required to remove overburden and waste materials to access mineral deposits. The costs of removing overburden and waste materials are referred to as “stripping costs.” In March 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 04-6, Accounting for Stripping Costs Incurred during Production in the Mining Industry (“EITF 04-6”). The EITF concluded that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the cost of the inventory produced during the period that the stripping costs are incurred. EITF 04-6 is effective for us in the first quarter of 2006. We are currently evaluating the impact of EITF 04-6 on our financial position, results of operations or cash flows.

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143 (“FIN 47”). FIN 47 clarifies the term conditional asset retirement obligation as used in SFAS No. 143, Accounting for Asset Retirement Obligations, and requires a liability to be recorded if the fair value of the obligation can be reasonably estimated. The types of asset retirement obligations that are covered by FIN 47 are those for which an entity has a legal obligation to perform an asset retirement activity, however the timing and (or) method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for us in the fourth quarter of 2005. We are currently evaluating the impact of FIN 47 on our financial position, results of operations and cash flows.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

Our exposure to market risk for changes in interest rates relates primarily to our credit facility. Our short-term investment portfolio, at December 31, 2004, consisted primarily of highly liquid instruments sold or re-priced as to interest rate in periods less than three months. In February 2005, we liquidated our entire short-term investment portfolio and invested the proceeds in cash equivalents. Substantially all cash and cash equivalents at April 1, 2005 of $337.2 million were held in highly liquid instruments.

From time to time, we may effect borrowings under bank credit facilities or otherwise for general corporate purposes, including working capital requirements and capital expenditures. Borrowings under our credit facility, of which there currently are none, bear interest at the applicable LIBOR or prime rate, plus an additional margin and, therefore, are subject to fluctuations in interest rates.

Foreign currency risk

We conduct our business in various regions of the world. Our operations are, therefore, subject to volatility because of currency fluctuations, inflation changes and changes in political and economic conditions in these countries. We are subject to foreign currency translation and exchange issues, primarily with regard to our mining venture, MIBRAG, in Germany. At April 1, 2005 and December 31, 2004, the cumulative adjustments for translation gains (losses), net of related income tax benefits, were $29.7 million and $34.8 million, respectively. While we endeavor to enter into contracts with foreign customers with repayment terms in U.S. dollars in order to mitigate foreign exchange risk, our revenues and expenses are sometimes denominated in local currencies, and our results of operations may be affected adversely as currency fluctuations affect our pricing and operating costs or those of our competitors. We may engage from time to time in hedging operations, including forward foreign exchange contracts, to reduce the exposure of our cash flows to fluctuations in foreign currency rates. We do not engage in hedging for speculative investment reasons. We can give no assurances that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies.

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

•                  Disclosure controls

“Disclosure Controls” are controls and procedures that are designed to reasonably ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure Controls are also designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO.

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

We also incorporate by reference the information regarding legal proceedings set forth under the caption “Legal Matters” in Note 9, “Contingencies and Commitments” of the Notes to Consolidated Financial Statements in Item 1 of this report.

Our reorganization case is In re Washington Group International, Inc. and Related Cases, Docket No. BK-N 01-31627-GWZ, in the U.S. Bankruptcy Court for the District of Nevada.

The qui tam lawsuit discussed under the caption “Legal Matters” and referred to as “Tar Creek Litigation” in Note 9, “Contingencies and Commitments” of the Notes to Consolidated Financial Statements in Item 1 of this report refers to United States ex. rel. Lovelace  et. al. v. Washington Group International, Inc., Case No. 00-CV-61 EA(M) in the U.S. District Court for the Northern District of Oklahoma.

The lawsuit relating to our USAID-financed projects in Egypt discussed under the caption “Legal Matters” and referred to as “Litigation and Investigation related to USAID Egyptian Projects” in Note 9, “Contingencies and Commitments” of the Notes to Consolidated Financial Statements in Item 1 of this report refers to United States of American v. Washington Group International, Inc., et al., Case No.  CIV-04545S-EJL in the U.S. District Court for the District of Idaho.

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

Date: May 4, 2005

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