Form 10-Q
period 2005-07-01
WASHINGTON GROUP INTERNATIONAL INC
filed 2005-08-08
CIK 906469

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended

July 1, 2005

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

☒  Yes                                   ☐  No

At July 22, 2005, 26,260,898 shares of the registrant’s $.01 par value common stock were outstanding.

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

•                  Maintain access to sufficient working capital through our existing revolving credit facility or otherwise

•                  Maintain access to sufficient bonding capacity

Some other factors that may affect our businesses, financial position, or results of operations include:

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(UNAUDITED)

	Three months ended		Six months ended
	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004

Revenue	$773,184	$684,484	$1,474,045	$1,438,648
Cost of revenue	(769,609)	(646,748)	(1,424,397)	(1,363,523)
Gross profit	3,575	37,736	49,648	75,125
Equity in income of unconsolidated affiliates	1,923	7,119	9,266	17,799
General and administrative expenses	(10,116)	(15,792)	(25,422)	(29,754)
Operating income (loss)	(4,618)	29,063	33,492	63,170
Interest income	2,215	596	4,061	1,190
Interest expense	(2,958)	(3,602)	(6,357)	(8,016)
Write-off of deferred financing fees (Note 5)	(3,588)	—	(3,588)	—
Other expense, net	(28)	(740)	(5)	(1,269)
Income (loss) before reorganization items, income taxes, and minority interests	(8,977)	25,317	27,603	55,075
Reorganization items	—	1,245	—	1,245
Income tax benefit (expense)	6,159	(10,758)	(8,473)	(22,810)
Minority interests in loss (income) of consolidated subsidiaries	2,224	(2,524)	(2,494)	(7,164)
Net income (loss)	$(594)	$13,280	$16,636	$26,346
Net income (loss) per share:
Basic	$(.02)	$.53	$.65	$1.05
Diluted	(.02)	.49	.56	.96
Common shares used to compute net income (loss) per share:
Basic	25,971	25,216	25,740	25,175
Diluted (a)	25,971	27,111	29,505	27,350

The accompanying notes are an integral part of the consolidated financial statements.

(a)          Potential dilutive common share equivalents of 4,252 for the three months ended July 1, 2005 were not included in the diluted net loss per share calculation, as their inclusion would have been antidilutive.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(UNAUDITED)

	July 1, 2005	December 31, 2004
ASSETS

Current assets
Cash and cash equivalents	$303,995	$286,078
Short-term investments	—	30,200
Accounts receivable, including retentions of $15,475 and $14,973, respectively	245,701	250,251
Unbilled receivables	241,235	214,437
Investments in and advances to construction joint ventures	39,144	24,321
Deferred income taxes	102,228	94,343
Other	48,254	49,642
Total current assets	980,557	949,272

Investments and other assets
Investments in unconsolidated affiliates	165,870	179,347
Goodwill	219,085	307,817
Deferred income taxes	81,208	64,479
Other assets	39,416	18,078
Total investments and other assets	505,579	569,721

Property and equipment
Construction equipment	106,627	81,432
Other equipment and fixtures	35,482	31,954
Buildings and improvements	12,125	11,543
Land and improvements	2,459	2,491
Total property and equipment	156,693	127,420
Less accumulated depreciation	(66,937)	(58,207)
Property and equipment, net	89,756	69,213
Total assets	$1,575,892	$1,588,206

The accompanying notes are an integral part of the consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS - Continued

(In thousands, except per share data)

(UNAUDITED)

	July 1, 2005	December 31, 2004
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and subcontracts payable, including retentions of $28,608 and $30,154, respectively	$206,302	$206,180
Billings in excess of cost and estimated earnings on uncompleted contracts	215,705	204,263
Accrued salaries, wages and benefits, including compensated absences of $52,898 and $48,908, respectively	121,687	140,623
Other accrued liabilities	55,764	61,919
Total current liabilities	599,458	612,985
Non-current liabilities
Self-insurance reserves	69,708	67,945
Pension and post-retirement benefit obligations	107,556	103,398
Other non-current liabilities	36,507	23,037
Total non-current liabilities	213,771	194,380
Contingencies and commitments (Note 9)
Minority interests	3,488	47,920
Stockholders’ equity
Preferred stock, par value $.01 per share, 10,000 shares authorized	—	—
Common stock, par value $.01 per share, 100,000 shares authorized; 26,284 and 25,474 shares issued, respectively	263	255
Capital in excess of par value	569,373	542,514
Stock purchase warrants	27,817	28,167
Retained earnings	147,537	130,901
Treasury stock, 28 shares, at cost	(1,086)	(1,012)
Unearned compensation - restricted stock, 126 shares	(4,619)	—
Accumulated other comprehensive income	19,890	32,096
Total stockholders’ equity	759,175	732,921
Total liabilities and stockholders’ equity	$1,575,892	$1,588,206

 The accompanying notes are an integral part of the consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Six months ended
	July 1, 2005	July 2, 2004
Operating activities
Net income	$16,636	$26,346
Reorganization items	—	(1,245)
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Cash paid for reorganization items	(742)	(1,253)
Depreciation of property and equipment	9,130	8,416
Amortization and write-off of deferred financing fees	5,197	1,554
Non-cash income tax expense	6,882	20,262
Minority interests in net income of consolidated subsidiaries	2,494	7,164
Equity in income of unconsolidated affiliates, less dividends received	(2,195)	(16,851)
Changes in operating assets and liabilities and other	(28,349)	(62,045)
Net cash provided (used) by operating activities	9,053	(17,652)
Investing activities
Property and equipment additions	(30,840)	(16,075)
Property and equipment disposals	1,140	17,014
Purchases of short-term investments	(74,900)	(274,400)
Sales of short-term investments	105,100	294,400
Contributions and advances to unconsolidated affiliates	(740)	(3,499)
Other	(137)	—
Net cash provided (used) by investing activities	(377)	17,440
Financing activities
Payment of financing fees	(4,577)	(1,524)
Distributions to minority interests, net	(1,686)	(7,758)
Proceeds from exercise of stock options and warrants	15,504	4,727
Net cash provided (used) by financing activities	9,241	(4,555)
Increase (decrease) in cash and cash equivalents	17,917	(4,767)
Cash and cash equivalents at beginning of period	286,078	188,835
Cash and cash equivalents at end of period	$303,995	$184,068
Supplemental disclosure of cash flow information:
Interest paid	$4,536	$7,027
Income taxes paid, net	924	3,962

The accompanying notes are an integral part of the consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(UNAUDITED)

	Three months ended		Six months ended
	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
Net income (loss)	$(594)	$13,280	$16,636	$26,346
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(7,493)	(259)	(12,682)	(2,032)
Other	314	—	476	—
Other comprehensive loss, net of tax	(7,179)	(259)	(12,206)	(2,032)
Comprehensive income (loss)	$(7,773)	$13,021	$4,430	$24,314

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(UNAUDITED)

The terms “we,” “us” and “our” as used in this quarterly report refer to Washington Group International, Inc. (“Washington Group”) and its consolidated subsidiaries unless otherwise indicated.

1.              DESCRIPTION OF THE BUSINESS

We are an international provider of a broad range of design, engineering, construction, construction management, facilities and operations management, environmental remediation and mining services to diverse public and private sector clients, including (1) engineering, construction and operations and maintenance services in nuclear and fossil power markets; (2) diverse engineering and construction and construction management services for the highway and bridge, airport and seaport, dam, tunnel, water resource, railway and commercial building markets; (3) design, engineering, procurement, construction and construction management and operations and maintenance services to industrial companies; (4) contract mining, technical and engineering services for the metals, precious metals, coal, minerals and minerals processes markets; (5) comprehensive nuclear and other environmental and hazardous substance remediation as well as management and operations services for governmental and private-sector clients and (6) design, engineering, construction, management and operations, and closure services for weapons and chemical demilitarization programs for governmental and private-sector clients. In providing these services, we enter into four basic types of contracts: fixed-price or lump-sum contracts providing for a fixed price for all work to be performed, fixed-unit-price contracts providing for a fixed price for each unit of work to be performed; target-price contracts providing for an agreed upon price whereby we absorb cost escalations to the extent of our expected fee or profit and are reimbursed for costs which continue to escalate beyond our expected fee; and cost-type contracts providing for reimbursement of costs plus a fee. Both anticipated income and economic risk are greater under fixed-price and fixed-unit-price contracts than under target-price and cost-type contracts. Engineering, construction management, maintenance, and environmental and hazardous substance remediation contracts are typically awarded pursuant to a cost-type contract.

We participate in construction joint ventures, often as sponsor and manager of projects, which are formed for the sole purpose of bidding, negotiating and completing specific projects. We participate in two incorporated mining ventures: MIBRAG mbH (“MIBRAG”), a company that operates lignite coal mines and power plants in Germany, and Westmoreland Resources, Inc. (“Westmoreland Resources”), a coal mining company in Montana. We also own two government contracting ventures, in which British Nuclear Services, Inc. (“BNFL”) previously held a 40% economic interest. See Note 10, “Acquisition of BNFL’s Interest in Government Contracting Ventures,” regarding our purchase of BNFL’s 40% economic interest.

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

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the interim periods presented in these unaudited interim consolidated financial statements are not necessarily indicative of results to be expected for the full year.

Our fiscal year is the 52/53 week period ending on the Friday closest to December 31.

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

Reclassifications

Certain reclassifications have been made to the accompanying condensed consolidated financial statements as of December 31, 2004 and for the six months ended July 2, 2004 to conform to the current period presentation.  The reclassifications did not impact previously reported revenues, operating income, net income, total assets, total liabilities, or stockholders’ equity.

In February 2005, we determined that investments in Auction Rate Securities (“ARS”) should not be considered cash equivalents. ARS generally have long-term stated maturities; however, these investments have characteristics similar to short-term investments because at pre-determined intervals, generally within 7 to 90 days of the purchase, there is a new auction process. At July 2, 2004 and January 2, 2004, we reclassified ARS of $30,000 and $50,000, respectively, that were previously included in cash and cash equivalents to short-term investments.  We have included the purchases and sales of ARS in the consolidated statements of cash flows as a component of investing activities.  The reclassification resulted in an increase of net cash provided (used) by investing activities from $(2,560) as previously reported to $17,440 in the condensed consolidated statement of cash flows for the six months ended July 2, 2004.  We first invested in ARS in May 2003.  All ARS were sold in February 2005.

Stock-based compensation

We have used the intrinsic value method to account for stock-based employee compensation under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations for all periods presented. The following table illustrates the pro forma effect on net income (loss) and income (loss) per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three months ended		Six months ended
	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
Net income (loss) as reported	$(594)	$13,280	$16,636	$26,346
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,908)	(1,504)	(3,765)	(3,234)
Add: Compensation cost recognized using intrinsic value method	—	—	—	784
Tax effects	745	587	1,469	956
Pro forma net income (loss)	$(1,757)	$12,363	$14,340	$24,852
Net income (loss) per share
As reported – basic	$(.02)	$.53	$.65	$1.05
As reported – diluted	(.02)	.49	.56	.96
Pro forma - basic	(.07)	.49	.56	.99
Pro forma – diluted	(.07)	.46	.49	.91

3.              ACCOUNTING STANDARDS

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised), Share-Based Payment.  SFAS No. 123-R replaces SFAS No. 123 and supersedes APB Opinion No. 25. Adoption of SFAS No. 123-R will require us to record a non-cash expense for our stock compensation plans using the fair value method. Historically we have recorded our compensation cost in accordance with APB Opinion No. 25, which does not require the recording of an expense for our equity related compensation plans if stock options were granted at a price equal to the fair market value of our common stock on the grant date. SFAS No. 123-R is effective for us beginning the first quarter of 2006. Based on the options outstanding as of July 1, 2005, we estimate the adoption of SFAS No. 123-R will result in an additional expense of approximately $6,000 in 2006. The actual expense will change from the estimate for new option grants and for forfeitures of current outstanding options.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets – An Amendment of APB Opinion No. 29. ABP Opinion No. 29 provided an exception to the basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some non-monetary exchanges, although commercially substantive, be recorded on a carryover basis.  SFAS No. 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance – that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. SFAS No. 153 is effective for us in the third quarter of 2005 but is not expected to have a significant impact on our financial position, results of operations or cash flows.

In the mining industry, companies may be required to remove overburden and waste materials to access mineral deposits. The costs of removing overburden and waste materials are referred to as “stripping costs.” MIBRAG incurs significant stripping costs in its lignite coal mining operations. In March 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 04-6, Accounting for Stripping Costs Incurred during Production in the Mining Industry. The EITF concluded that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the cost of inventory produced during the period the stripping costs are incurred. EITF No. 04-6 is effective for us in the first quarter of 2006. Based upon MIBRAG’s deferred stripping costs recorded as of July 1, 2005, we estimate the adoption of EITF No. 04-6 will result in a write-down of our investments in unconsolidated affiliates and a reduction of total stockholders’ equity by approximately $82,000 and $53,300, respectively. The actual write-down will vary from this estimate for changes in deferred stripping costs during the remainder of 2005. EITF No. 04-6 requires any adjustment from adoption to be recognized as a cumulative effect adjustment to beginning retained earnings in the period of adoption or by retrospective adjustment of our financial statements, neither of which will affect our earnings in

2006. MIBRAG’s mines are open pit lignite coal mines which cover several square miles and have an estimated remaining life of 40 or more years. Because of the mining procedures used, MIBRAG generally does not maintain any significant inventory of mined coal. Accordingly, under EITF No. 04-6 costs of removing overburden will be expensed in the period incurred. The execution of the mine plan may result in fiscal periods during which costs incurred for the removal of overburden will not bear a direct relationship to the revenue derived from the sale of coal. This may result in a degree of variability in the future reported earnings of MIBRAG.

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143 (“FIN No. 47”). FIN No. 47 clarifies the term conditional asset retirement obligation as used in SFAS No. 143, Accounting for Asset Retirement Obligations, and requires a liability to be recorded if the fair value of the obligation can be reasonably estimated.  The types of asset retirement obligations that are covered by FIN No. 47 are those for which an entity has a legal obligation to perform an asset retirement activity, however the timing and (or) method of settling the obligation are conditional on a future event that may or may not be within the control of the entity.  FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  FIN No. 47 is effective for us in the fourth quarter of 2005, but is not expected to have a significant impact on our financial position, results of operations and cash flows.

4.              VENTURES

Construction joint ventures

We participate in unconsolidated construction joint ventures that are formed to bid, negotiate, and complete specific projects. The unconsolidated construction joint ventures are reflected in our consolidated balance sheets as investments in and advances to construction joint ventures and are accounted for under the equity method. Our proportionate share of revenue, cost of revenue, and gross profit for these unconsolidated construction joint ventures is included in our consolidated statements of operations. The size, scope, and duration of joint-venture projects vary among periods. The tables below present the financial information for our unconsolidated construction joint ventures in which we do not hold a controlling interest but exercise significant influence. At July 1, 2005 and December 31, 2004, $52,380 and $27,708, respectively, was included in our consolidated balance sheet under the caption “Billings in excess of cost and estimated earnings on uncompleted contracts,” representing our share of unconsolidated construction joint ventures that had an excess of liabilities over assets primarily due to accrued contract losses.

Combined financial position of
non-consolidated construction joint ventures	July 1, 2005	December 31, 2004
Current assets	$198,042	$182,127
Property and equipment, net	4,990	3,707
Current liabilities	(238,917)	(171,476)
Net assets (liabilities)	$(35,885)	$14,358

Combined results of operations of	Three months ended		Six months ended
non-consolidated construction joint ventures	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
Revenue	$166,501	$165,764	$295,735	$325,185
Cost of revenue	(241,270)	(161,810)	(364,217)	(322,414)
Gross profit (loss)	$(74,769)	$3,954	$(68,482)	$2,771

Washington Group’s share of results of operations of	Three months ended		Six months ended
non-consolidated construction joint ventures	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
Revenue	$70,812	$63,921	$122,816	$123,477
Cost of revenue	(108,373)	(63,310)	(154,826)	(125,870)
Gross profit (loss)	$(37,561)	$611	$(32,010)	$(2,393)

During 2004, a construction joint venture in which we have a 50% interest recognized a contract loss on a $378,000 fixed-price roadway interchange and bridge project. Our share of the loss amounted to $27,500 of which $5,000 was recorded during the three and six months ended July 2, 2004. During the second quarter of 2005, the final design for a major portion of the project was completed. Based on the final design and combined with what we believe to be a number of changes directed by the clients, or the state regulatory agency, the estimated costs have increased significantly due to quantity growth, cost escalation, additional labor required. Also, the changes will result in a later completion date with the attendant costs. Our share of the estimated additional costs is $38.6 million, bringing our share of the total estimated loss to $66.1 million. To date we have only been able to negotiate acceptable change orders with the clients involved for a small portion of the cost increases. As of July 1, 2005, the project is approximately 31% complete and is scheduled to be complete in the first quarter of 2007.

Pending change orders and claims submitted to the client total approximately $50 million, our share is $25 million, and we believe additional claims will be submitted. We believe there will be significant recoveries once the claim process is completed. Because we have not been able to reach agreement on the change orders and claims, recoveries will be recognized only when it is probable they will result in additional revenue and the amount can be reliably estimated. While the entire amount of the current estimated loss has been recognized, actual results may differ from our estimates.

Unconsolidated affiliates

At July 1, 2005, we held ownership interests in unconsolidated affiliates that are accounted for under the equity method, the most significant of which are two incorporated mining ventures: MIBRAG (50%) and Westmoreland Resources (20%). We provide consulting services to MIBRAG and contract mining services to Westmoreland Resources. The tables below present the financial information for our unconsolidated affiliates in which we do not hold a controlling interest but exercise significant influence.

Combined financial position of
unconsolidated affiliates	July 1, 2005	December 31, 2004
Current assets	$149,632	$184,801
Property and equipment, net	574,949	615,475
Other non-current assets	608,826	686,849
Current liabilities	(94,034)	(98,424)
Long-term debt, non-recourse to parents	(234,000)	(257,950)
Other non-current liabilities	(672,072)	(769,739)
Net assets	$333,301	$361,012

Combined results of operations of	Three months ended		Six months ended
unconsolidated affiliates	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
Revenue	$103,535	$112,331	$221,722	$230,323
Cost of revenue	(99,344)	(97,819)	(202,211)	(193,997)
Gross profit	$4,191	$14,512	$19,511	$36,326

5.              CREDIT FACILITIES

We have a Senior Secured Revolving Credit Facility (the “Credit Facility”) that provides for up to $350,000 in the aggregate of loans and other financial accommodations allocated pro rata between a tranche A facility and a tranche B facility. On June 14, 2005, we amended the Credit Facility to include more favorable terms, increase the tranche A to $247,500 from $115,000 and decrease the tranche B to $102,500 from $235,000.  As amended, the scheduled termination date for both tranche A and tranche B is June 14, 2010. The borrowing rate for tranche A is LIBOR plus an additional margin of 2.00%. The borrowing rate for tranche B is LIBOR plus an additional margin of 1.75%. As of July 1, 2005, the effective borrowing rate was 5.34% for tranche A and 5.09% for tranche B. The Credit Facility also provides for other fees, including commitment and letter of credit fees, normal and customary for such credit agreements. Under the current terms of the agreement, letters of credit are allocated pro rata between the facilities on the same basis as loans. Letter of credit fees are calculated using the applicable LIBOR margins of 2.00% for tranche A and 1.75% for tranche B plus an issuance fee which is negotiated with the issuing bank. Commitment fees are calculated on the remaining borrowing capacity of each tranche after subtracting all loans and letters of credit. The commitment fee is 0.50% for tranche A and 1.75% for tranche B. At July 1, 2005, $122,797 in face amount of letters of credit were issued and outstanding and no borrowings were outstanding leaving a borrowing capacity of $227,203 under the Credit Facility. In July 2005, a $50,000 letter of credit supporting a surety facility was cancelled. The Credit Facility contains financial covenants requiring the maintenance of specified financial and operating ratios, and specified events of default that are typical for a credit facility of this size, type and tenor. The Credit Facility also contains affirmative and negative covenants that limit our ability and the ability of some of our subsidiaries to incur debt or liens, provide guarantees, make investments, merge with or acquire other companies, and pay dividends. At July 1, 2005, we were in compliance with all of the financial covenants under the Credit Facility. The Credit Facility is secured by substantially all of the assets of Washington Group and our wholly owned domestic subsidiaries.

As a result of the June 14, 2005 amendment to the Credit Facility, $3,588 of deferred financing fees were written off during the three and six months ended July 1, 2005.

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

SEGMENT OPERATING INFORMATION

	Three months ended		Six months ended
	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
Revenue
Power	$186,797	$146,887	$337,446	$297,089
Infrastructure	186,193	199,380	347,090	477,030
Mining	42,753	25,575	70,346	45,945
Industrial/Process	103,305	99,225	200,561	190,029
Defense	132,561	118,593	285,131	240,774
Energy & Environment	120,858	95,966	232,973	192,436
Intersegment, eliminations and other	717	(1,142)	498	(4,655)
Total revenue	$773,184	$684,484	$1,474,045	$1,438,648
Gross profit (loss)
Power	$25,605	$5,640	$39,609	$13,857
Infrastructure	(47,451)	6,060	(44,088)	11,912
Mining	(1,450)	2,604	(1,958)	3,189
Industrial/Process	1,426	1,341	(459)	2,829
Defense	17,330	9,215	32,441	17,785
Energy & Environment	8,404	14,506	25,169	31,805
Intersegment and other unallocated operating costs	(289)	(1,630)	(1,066)	(6,252)
Total gross profit	$3,575	$37,736	$49,648	$75,125
Equity in income (loss) of unconsolidated affiliates
Power	$35	$61	$57	$130
Infrastructure	232	184	380	366
Mining	972	6,802	8,139	17,236
Industrial/Process	80	194	288	330
Defense	—	—	—	—
Energy & Environment	604	(122)	402	(263)
Intersegment and other	—	—	—	—
Total equity in income of unconsolidated affiliates	$1,923	$7,119	$9,266	$17,799
Operating income (loss)
Power	$25,640	$5,701	$39,666	$13,987
Infrastructure	(47,219)	6,244	(43,708)	12,278
Mining	(478)	9,406	6,181	20,425
Industrial/Process	1,506	1,535	(171)	3,159
Defense	17,330	9,215	32,441	17,785
Energy & Environment	9,008	14,384	25,571	31,542
Intersegment and other unallocated operating costs	(289)	(1,630)	(1,066)	(6,252)
General and administrative expenses, corporate	(10,116)	(15,792)	(25,422)	(29,754)
Total operating income (loss)	$(4,618)	$29,063	$33,492	$63,170

7.              TAXES ON INCOME

The effective tax rates for the three and six months ended July 1, 2005 were a benefit of 68.6% and an expense of 30.7%, respectively.  The effective tax rate for both the three and six months ended July 2, 2004 was an expense of 40.5%.

The consolidated pretax loss for the three months ended July 1, 2005 reflected in the accompanying consolidated statements of operations consists of a domestic loss partially offset by foreign income. Income from foreign sources is generally not subject to state income tax, which results in an increased state tax benefit related to the taxable loss for the three months ended July 1, 2005. However, foreign source income not subject to state tax decreased the state effective tax rate in periods of taxable income resulting in a lower state effective tax rate for the six months ended July 1, 2005 compared to the same period in the prior year.  Also, in preparing the state income tax returns and extensions for 2004, we revised our estimate of the impact of foreign earnings not subject to state income taxes. The result of this change in estimate was a $2,000 tax benefit recorded for the three and six months ended July 1, 2005.

During the three months ended July 1, 2005, we settled with the IRS on disputes involving tax years 1994 through 1997. The settlement amount was less than had been previously recorded as a contingent liability. In accordance with SFAS No. 109, Accounting for Income Taxes, the reduction to the liability, which was recorded as of the date of our reorganization, resulted in a $12,079 reduction of goodwill.

8.              BENEFIT PLANS

The components of net benefit cost for our pension and post-retirement benefit plans were as follows:

	Three months ended		Six months ended
Pension benefits	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
Service cost	$1,268	$1,007	$2,536	$2,014
Interest cost	1,175	1,089	2,350	2,177
Expected return on assets	(469)	(347)	(938)	(693)
Recognized net actuarial loss	96	33	192	59
Net benefit cost	$2,070	$1,782	$4,140	$3,557

	Three months ended		Six months ended
Post-retirement benefits	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
Service cost	$198	$305	$396	$610
Interest cost	729	841	1,458	1,667
Recognized net actuarial loss (gain)	(3)	59	(5)	128
Amortization of prior service cost	—	12	—	12
Net benefit cost	$924	$1,217	$1,849	$2,417

Employer Contributions

We previously disclosed in our financial statements for the year ended December 31, 2004, we expect to contribute $8,400 and $4,100, respectively, to our pension and post-retirement plans during 2005. During the six months ended July 1, 2005, $3,589 and $2,270, respectively, have been contributed to our pension and post-retirement plans. We anticipate contributing an additional $4,811 and $1,830, respectively, to fund our pension and post-retirement plans in 2005.

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

While we have provided for amounts we believe are owed to the U.S. government under cost-type contracts, actual results may differ from our estimates. We believe that the results of the indirect cost audits, the resolution of the proposed audit adjustments related to the 1989 through 1998 cost impact statements, and the final submission and audit of cost impact statements for 1999 through 2004 will not have a material adverse effect on our financial position, results of operations or cash flows.

Letters of credit

In the normal course of business, we cause letters of credit to be issued in connection with contract performance obligations that are not required to be reflected in the accompanying condensed consolidated balance sheets. We are obligated to reimburse the issuer of such letters of credit for any payments made thereunder. At July 1, 2005 and December 31, 2004, $149,797 and $157,881, respectively, in face amount of letters of credit were outstanding. We have pledged cash and cash equivalents as collateral for our reimbursement obligations with respect to $27,000 in face amount of letters of credit that were outstanding at July 1, 2005 not related to the Credit Facility. At July 1, 2005, $122,797 of the outstanding letters of credit were issued under the Credit Facility. On July 26, 2005, a $50,000 letter of credit issued under our credit facility was cancelled.

Indemnities

We have indemnity obligations relating to the sale of certain assets to Curtiss-Wright Corporation in October 2002 for the potential occurrence of specified events, including breaches of representations and warranties and/or failure to perform certain covenants or agreements. Generally, the indemnification provisions expire by October 2005 and are capped at $20,000. In addition, the indemnity provisions relating to environmental conditions obligate us to pay Curtiss-Wright Corporation up to a maximum $3,500 for environmental losses they incur over $5,000 until October 2007. We are also responsible for environmental losses that exceed $1,300 related to a specified parcel of the sold property through October 2012. BNFL has agreed to indemnify us for 40% of losses we incur as a result of our indemnity obligations. We believe that the indemnification provisions will not have a material adverse effect on our financial position, results of operations or cash flows.

Legal Matters

Litigation and Investigation related to USAID Egyptian Projects.  In 2002, the Inspector General for the U.S. Agency for International Development (“USAID”) requested documentation about and made inquiries into the contractual relationships between one of our U.S. joint ventures and a local construction company in Egypt.  The focus of the inquiry was whether the structure of our business relationship with the Egyptian company violated USAID contract regulations with respect to source, origin, and nationality requirements. In January 2004, we entered into an agreement with USAID whereby we agreed to undertake certain compliance and training measures and USAID agreed that we are presently eligible for USAID contracts, including host-country projects, and not under threat of suspension or debarment arising out of matters covered by the USAID inquiry. We satisfactorily completed that training effective November 22, 2004, and, as a result, are currently in good standing to bid all USAID projects.

In March 2003, we were notified by the Department of Justice (“DOJ”) that the U.S. Government was considering civil litigation against us for potential violations of the USAID source, origin, and nationality regulations in connection with five of our USAID-financed host-country projects located in Egypt beginning in the early 1990’s. Following that notification, we responded to inquiries from the DOJ and otherwise cooperated with the Government’s investigation.  In November 2004, the Government filed an action in the U.S. District Court for the District of Idaho against us and the companies referred to above with respect to the Egyptian projects. The action was brought under the Federal False Claims Act, the Federal Foreign Assistance Act of 1961, and common law theories of payment by mistake and unjust enrichment. The complaint seeks damages and civil penalties for violations of the statutes and asserts that the Government is entitled to a refund of all amounts paid to us and the other defendants under the specified contracts. The Government alleges that approximately $373 million was paid under those contracts. We deny any liability in the action and contest the Government’s damage allegations and its entitlement to any recovery.

Further, on March 23, 2005, we filed a Motion to Enforce Confirmation Order in the Bankruptcy Court in Nevada, and a Motion to Dismiss or Stay the Action in the Idaho Court pending resolution of the proceedings in the Bankruptcy Court. The motion to dismiss still is pending before the Idaho Court. In the filings in the Bankruptcy Court, we have sought a dismissal of the Government’s claims pursuant to the Confirmation Order (and other relevant orders of the Bankruptcy Court) because of the Government’s failure to give appropriate notice or otherwise preserve those claims. The motion filed in the Bankruptcy Court was argued on June 20, 2005, and the Court made a preliminary determination that our position was well-founded, pending further briefing by the parties. We anticipate that the Court will render its final decision at a hearing scheduled for August 30, 2005.

Our joint venture for one of the five projects referred to above brought arbitration proceedings before an arbitral tribunal in Egypt in which it has asserted an affirmative claim for additional compensation for the construction of water and wastewater treatment facilities in Egypt. The project owner, an Egyptian government agency, asserted in a counterclaim that, by reason of alleged violations of the USAID source, origin, and nationality regulations and alleged violations of Egyptian law, our joint venture should forfeit its claim, and pay damages of approximately $6,000, and the owner’s costs of defending against the joint venture’s claims in arbitration. We are defending against the counterclaims raised by the project owner.

Based on our assessment of the above described matters, we recorded a charge of $8,200 in the fourth quarter of 2004. Additional loss, if any, is not currently estimable.

Tar Creek Litigation. From the spring of 1996 through the spring of 2001, we were the environmental remediation contractor for the U.S. Army Corps of Engineers (the “USACOE”) with respect to remediation at the Tar Creek Superfund site at a former mining area in northeast Oklahoma. The USACOE contracted with the U.S. Environmental Protection Agency (the “EPA”) to remove lead contaminated soil in residential areas from more than 2,000 sites and replace it with clean fill material. In February 2000, various federal investigators working with the U.S. Attorney’s Office for the Northern District of Oklahoma executed search warrants and seized records at the Tar Creek project site.  Allegations made at the time included claims that the project falsified truck load tickets and claimed compensation for more loads than actually were hauled, or indicated that full loads were hauled when partial loads actually were carried, as well as claims that the project sought compensation for truckers and injured workers who were directed to remain at the job site, but not to work. In October 2004, the Government advised us that the criminal investigation was concluded in September without any criminal prosecution.

Through claims filed in our bankruptcy proceedings and conversations with lawyers from the Civil Division of the U.S. DOJ, we learned that a qui tam lawsuit had been filed against us under the Federal False Claims Act, by private citizens (the “Relators”), alleging fraudulent or false claims by us for payments received in connection with the Tar Creek remediation project.

In March 2004, the DOJ declined to intervene in this civil lawsuit, with the exception of four claims, which are stayed until September 25, 2005. The Relators filed an amended complaint in March 2004, which eliminated the four claims that were reserved to the Government. We moved to dismiss the Relators’ claims; the Court has yet to rule on our motion to dismiss. Also, in April 2004, we received a letter from the EPA’s Suspension and Debarment Division seeking information, regarding the qui tam allegations, in order for the EPA to determine whether we presently are a responsible contractor.

In June 2005, we reached an agreement in principle with EPA’s Suspension and Debarment Division to resolve the potential debarment matter. Under the proposed resolution, we have agreed to continue to implement, and to explore ways to enhance, certain company-wide corporate compliance programs and EPA has agreed that it will not pursue any suspension or debarment related to the qui tam allegations. The agreement will become effective upon the resolution of the stayed civil claims.

We continue to discuss the civil matter with the DOJ and Relators’ counsel. We believe there was no wrongdoing by us or our employees at this project.

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

10.       ACQUISITION OF BNFL’s INTEREST IN GOVERNMENT CONTRACTING VENTURES

On August 25, 2004, we entered into an agreement to acquire BNFL’s 40% economic interest in two government contracting ventures, effective July 31, 2004. The ventures manage highly complex facilities and programs for the U.S. Department of Energy (“DoE”) and Department of Defense (“DoD”) and provide engineering, construction, management, and risk-analysis services for a variety of governmental markets.  Under the terms of the agreement, we own and control the ventures and generally will pay BNFL 40% of future earnings from certain existing contracts and on future Washington Group contracts, if any, at certain DoE sites and one DoD site (the “40% Legacy Contracts”) and 10% of the earnings from all other future contracts with the DoE through September 30, 2012 (the “10% Contracts”). BNFL will not share in any losses related to the 10% Contracts if they occur in the future, but will retain its portion of liabilities incurred prior to July 31, 2004. The acquisition was conditioned upon compliance with the Hart-Scott-Rodino Antitrust Act (the “HSR Act”). This condition was satisfied on April 7, 2005 (the “Effective Date”), the date an exemption from the HSR Act filing requirement became effective pursuant to rules newly adopted by the Federal Trade Commission.

For accounting purposes, the agreement has been bifurcated between the 40% Legacy Contracts and the 10% Contracts. Prior to the acquisition, BNFL had a 40% economic interest in the 40% Legacy Contracts and will continue to receive 40% of the earnings from such contracts. In substance there has been no change in the economic relationship of the parties and therefore payments to BNFL for their share of the earnings from the 40% Legacy Contracts have not been recorded as consideration for the acquisition of a minority interest. Prior to the acquisition, BNFL’s portion of the earnings related to the 40% Legacy Contracts was classified on the statement of operations as minority interest in income of consolidated subsidiaries. BNFL’s portion of the cash flows related to the 40% Legacy Contracts was classified on the statement of cash flows as a financing activity as distributions to minority interests. After the Effective Date, BNFL’s share of the earnings related to the 40% Legacy Contracts has been classified as cost of revenue and BNFL’s share of the cash flows related to the 40% Legacy Contracts has been classified as an operating activity.

Payments to BNFL for the 10% Contracts are treated as consideration for the acquisition of a minority interest and are recorded using the purchase method of accounting. Pursuant to purchase method accounting, the acquired assets and assumed liabilities have been recorded at estimated fair values. The fair value of assets acquired exceeded liabilities assumed resulting in $6,292 of contingent consideration being recorded at the Effective Date. Future payments for the 10% Contracts will initially reduce the contingent consideration then be recorded as goodwill.

Other significant adjustments related to the acquisition include: i) elimination of BNFL’s minority interest of $46,135, (ii) elimination of $64,066 of goodwill, and (iii) recording a receivable of $24,613 from BNFL for its portion of pension liabilities retained. We do not anticipate that the acquisition will have a significant impact on our results of operations and cash flows except for the classification of BNFL’s portion of the earnings and cash flows for the 40% Legacy Contracts as explained above.

11.       EQUITY TRANSACTIONS

During the three and six months ended July 1, 2005, options to purchase 15 and 397 shares, respectively, of common stock were granted at weighted average exercise prices of $47.22 and $42.44, respectively. In addition, 5 and 129 shares, respectively, of restricted stock were awarded to key employees during the three and six months ended July 1, 2005. The fair value of the restricted stock of $5,462 is being expensed over the three year vesting period of the restricted stock.

During the three and six months ended July 1, 2005, options to purchase 158 and 583 shares, respectively, of common stock were exercised.  Proceeds from the exercises during the three and six months ended July 1, 2005 amounted to $3,899 and $12,612, respectively.

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

We are subject to numerous factors, which have an impact on our ability to obtain new work. The Power business unit is dependent on the domestic demand for new power generating facilities and the modification of existing power facilities. Infrastructure is affected by the availability of public sector funding for transportation projects and the availability of bonding. Mining is affected by demand for coal, precious metals, and other extractive resources. The Industrial/Process business unit is affected in general by the growth prospects in the U.S. economy and more directly by the capital spending plans of its large customer base. Industrial Process also provides services to the natural gas processing industry. With the increase in the price of oil and natural gas, the business unit is actively pursuing opportunities in this market. Finally, the Defense and Energy & Environment business units are almost entirely dependent on the spending levels of the U.S. government, in particular, the Departments of Energy and Defense.

CRITICAL ACCOUNTING POLICIES AND RELATED CRITICAL ACCOUNTING ESTIMATES

Our accounting and financial reporting policies are in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet date, and the reported amounts of revenue and expenses during the reporting period. Our significant accounting policies are described in Note 1, “Significant Accounting Policies” of the Notes to Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the “2004 Annual Report”). The following discussion is intended to describe those accounting policies most critical to the preparation of our consolidated financial statements. The development and selection of the critical accounting policies, related critical accounting estimates and the disclosure below have been reviewed with the audit review committee of our board of directors. There were no changes in our critical accounting policies during the three months ended July 1, 2005.

Revenue recognition. We follow the provisions of SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. We recognize revenue on engineering and construction-type contracts using the percentage-of-completion method of accounting whereby revenue is recognized as performance under the contract progresses. For most of our fixed-price and target-price contracts, we use a cost-to-cost approach to measure progress toward completion. Under the cost-to-cost method, we make periodic estimates of our progress toward completion by comparing costs incurred to date with total estimated contract costs. Revenue is then calculated on a cumulative basis (project-to-date) as the total contract value multiplied by the current percentage complete. Revenue for a reporting period is calculated as the cumulative project-to-date revenue less project revenue recognized in prior periods. However, we defer profit recognition on fixed-price and certain target-priced construction contracts until progress is sufficient to estimate the probable outcome, which generally does not occur until the project is at least 20% complete. Fixed-price contracts accounted for 23% and 26% of our total revenue for the six months ended July 1, 2005 and July 2, 2004, respectively.

For contracts that include significant materials or equipment costs, we use an efforts expended method to measure progress towards completion based on labor hours, labor dollars or some other measurement of physical completion. For certain long-term contracts involving mining and environmental and hazardous substance remediation, progress towards completion is measured using the units of production method. Revenue from reimbursable or cost-plus contracts is recognized on the basis of costs incurred during the period plus the fee earned. Revenue from service-related contracts, including operations and maintenance contracts, is recognized over the period of performance, in proportion to the costs incurred over the period or over units of production. Award fees associated with U.S. government contracts are initially estimated and recognized based on prior historical performance until the client has confirmed the final award fee. Performance-based incentive fees are included in contract value when a basis exists for the reasonable prediction of performance in relation to established targets. When a basis for reasonable prediction does not exist, performance-based incentive fees are recognized when actually awarded by the client.

The amount of revenue recognized depends on whether the contract or project is determined to be an “at-risk” or an “agency” relationship between the client and us. Determination of the relationship is based on characteristics of the contract or the relationship with the client. For “at-risk” relationships, the gross revenue and the costs of materials, services, payroll, benefits, non-income tax and other costs are recognized in our statement of operations. For “agency” relationships, where we act as an agent for our client, only the base and award fee is recognized as revenue.

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

Change orders and claims. Once contract performance is underway, we often experience changes in conditions, client requirements, specifications, designs, materials and work schedule. Generally, a “change order” will be negotiated with our customer to modify the original contract to approve both the scope and price of the change. Occasionally, however, disagreements arise regarding changes, their nature, measurement, timing and other characteristics that impact costs and revenue under the contract. When a change becomes a point of dispute between our customer and us, as to both scope and price, we then consider it as a claim.

Costs related to change orders and claims are recognized when they are incurred. Change orders are included in total estimated contract revenue when it is probable that the change order will result in a bona fide addition to contract value and can be reliably estimated. Claims are included in total estimated contract revenue, only to the extent that contract costs related to the claim have been incurred, when it is probable that the claim will result in a bona fide addition to contract value and can be reliably estimated. No profit is recognized on claims until final settlement occurs. This can lead to a situation where costs are recognized in one period and revenue is recognized when customer agreement is obtained or claim resolution occurs, which can be in subsequent periods. We recognized claim revenue of $8.4 million and $18.1 million and $0.4 million and $3.2 million, respectively, during the three and six months ended July 1, 2005 and three and six months ended July 2, 2004. Substantially all claims were settled and collected during each respective period for which claim revenue was recognized. Additional contract related costs, including subcontractors share of claim settlements, of $1.3 million and $1.5 million, respectively, for the three and six months ended July 1, 2005 reduced the impact on operating income of the claim settlements disclosed above.

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

Goodwill. As of July 1, 2005, we have $219.1 million of goodwill. Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, goodwill is no longer amortized but is to be tested for impairment at least annually. We regularly evaluate whether events and circumstances have occurred which may indicate a possible impairment of goodwill and perform the annual impairment test for all of our reporting units each October. In conducting the impairment test, we apply various techniques to estimate the fair value of our reporting units. These techniques are inherently subjective, and the resulting values are not necessarily representative of the values we might obtain in a sale of our reporting units to a willing third party. Based on our annual review of the recoverability of goodwill as of October 31, 2004, we determined that our goodwill is not impaired. However, our businesses are cyclical and subject to competitive pressures. Therefore it is possible that the goodwill values of our business units could be adversely impacted in the future by these or other factors and that a significant impairment adjustment, which would reduce earnings and potentially affect debt covenants, could be required in such circumstances.

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

There are three unique aspects of our approach to recording new work and backlog:

•                  Government contracts - Most of our government contracts cover several years. However, funding for the contracts is subject to annual appropriations by Congress. To account for the risk that future amounts may not be appropriated, we only include the most immediate two years of forecast revenue in our backlog. Therefore, as time passes and appropriations occur, additional new work is recorded on existing government contracts. At July 1, 2005, U.S. government funded contracts comprised approximately 36% of our total backlog.

•                  Mining contracts - Mining contracts span varying periods of time up to the life of the resource. For new work and backlog purposes, we limit the amount recorded to five years. Similar to our practices with government contracts, as time passes, we recognize additional new work as commitments for that future work are firmed up. At July 1, 2005, mining contracts comprised approximately 15% of our total backlog.

•                  At-risk and agency contracts - The amount of new work and related backlog recognized depends on whether the contract or project is determined to be an “at-risk” or “agency” relationship between the client and us. For “at-risk” relationships, the expected gross revenue is included in new work and backlog. For relationships where we act as an agent for our client, only the expected net fee revenue is included in new work and backlog. At July 1, 2005, agency contracts comprised approximately 5% of our total backlog.

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

Government contract costs are incurred under some of our contracts, primarily in our Defense, Energy & Environment, and Infrastructure business units. We have contracts with the U.S. government that contain provisions requiring compliance with the U.S. Federal Acquisition Regulations and the U.S. Cost Accounting Standards. The allowable costs we charge to those contracts are subject to adjustment upon audit by various agencies of the U.S. government. Audits of indirect costs are complete through 2001. Audits of 2002 and 2003 indirect costs are in process. We have prepared and submitted cost impact statements for 1989 through 1998 that have been audited by the U.S. government. We are currently negotiating the resolution of certain proposed audit adjustments to the cost impact statements. We are also in the process of preparing cost impact statements for 1999 through 2004. While we have provided for amounts we believe may be owed to the U.S. government under cost reimbursable contracts, actual results may differ from our estimates.  We believe that the results of indirect cost audits and cost impact assessments will not have a material adverse effect on our financial position, results of operations or cash flows.

Pension and post-retirement benefit obligations include defined benefit pension plans that primarily cover certain groups of employees of our government contracting ventures. We make actuarially-computed contributions as necessary to adequately fund benefits for these plans. We also provide benefits under company-sponsored retiree health care and life insurance plans for certain groups of employees of the government contracting ventures. The retiree health care plans require retiree contributions and contain other cost-sharing features. The retiree life insurance plan provides basic coverage on a noncontributory basis. We also sponsor certain frozen benefit plans for certain groups of employees and retirees other than the government contracting ventures. Depending on the plan, the retirees are entitled to health care, life insurance, or retirement benefits. Some of the plans require retiree contributions.

BUSINESS UNIT NEW WORK AND BACKLOG

New work, which represents additions to backlog for the period, is presented below for each business unit:

NEW WORK

(In millions)

	Three months ended		Six months ended
	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
Power	$182.0	$57.1	$507.0	$142.5
Infrastructure	174.8	433.9	341.3	718.2
Mining	86.4	12.4	273.3	26.2
Industrial/Process	71.2	121.0	190.3	285.5
Defense	159.0	181.2	311.3	294.1
Energy & Environment	145.7	78.0	664.4	203.1
Other	0.7	(1.1)	0.5	(4.7)
Total new work	$819.8	$882.5	$2,288.1	$1,664.9

The following table summarizes our changes in backlog for each of the periods presented:

CHANGES IN BACKLOG

(In millions)

	Three months ended		Six months ended
	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
Beginning backlog	$4,764.2	$3,340.1	$4,004.1	$3,322.5
New work	819.8	882.5	2,288.1	1,664.9
Revenue and equity income recognized	(775.1)	(691.6)	(1,483.3)	(1,456.4)
Ending backlog	$4,808.9	$3,531.0	$4,808.9	$3,531.0

Backlog at July 1, 2005, April 1, 2005 and December 31, 2004 consisted of the following for each business unit:

BACKLOG

(In millions)

	July 1, 2005	April 1, 2005	December 31, 2004
Power	$885.9	$890.7	$716.4
Infrastructure	1,115.1	1,126.7	1,121.3
Mining	711.0	668.4	516.1
Industrial/Process	282.9	315.1	293.5
Defense	895.9	869.4	869.7
Energy & Environment	918.1	893.9	487.1
Total backlog	$4,808.9	$4,764.2	$4,004.1

New work and backlog

At July 1, 2005, our backlog was $4,808.9 million, an increase of $804.8 million from December 31, 2004. Backlog on government contracts includes only two years’ worth of the portions of such contracts that are currently funded or which management is highly confident will be funded. In this regard, the reported backlog at July 1, 2005 excludes $2.8 billion of government contracts in progress for work to be performed beyond the second quarter of 2007. Our backlog at July 1, 2005 consisted of approximately 69% cost-type and 31% fixed-price contracts compared with 64% cost-type and 36% fixed-price contracts at the end of 2004.

New work includes the following significant contracts:

	Three months ended	Six months ended
(In millions)	July 1, 2005	July 1, 2005
Power
Middle East task orders	$41.2	$180.2
Plant modification contract in California	—	92.9
Plant modification contract in Florida	55.0	55.0
Infrastructure
Operations and maintenance contract in Florida	83.6	83.6
Middle East task orders	48.7	82.6
Operations and maintenance contract in Texas	—	55.2
Mining
Silver and zinc mining contract in Bolivia	9.0	161.9
Phosphate mine in Idaho	56.4	56.4
Defense
Chemical demilitarization contract continuations	90.1	197.5
Energy & Environment
Department of Energy environmental, decontamination and demolition contracts	87.9	527.9

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the three and six months ended July 1, 2005 and July 2, 2004, and is included to facilitate our analysis and discussion of results of operations.

	Three months ended		Six months ended
(In millions)	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
Total revenue	$773.2	$684.5	$1,474.0	$1,438.6
Gross profit	$3.6	$37.7	$49.6	$75.1
Equity in income of unconsolidated affiliates	1.9	7.1	9.3	17.8
General and administrative expenses	(10.1)	(15.7)	(25.4)	(29.7)
Operating income (loss)	(4.6)	29.1	33.5	63.2
Interest income	2.2	0.6	4.1	1.2
Interest expense	(3.0)	(3.6)	(6.4)	(8.0)
Write-off of deferred financing fees	(3.6)	—	(3.6)	—
Other expense, net	—	(0.8)	—	(1.3)
Income (loss) before reorganization items, income taxes, and minority interests	(9.0)	25.3	27.6	55.1
Reorganization items	—	1.2	—	1.2
Income tax benefit (expense)	6.2	(10.7)	(8.5)	(22.8)
Minority interests in (income) loss of consolidated subsidiaries	2.2	(2.5)	(2.5)	(7.2)
Net income (loss)	$(0.6)	$13.3	$16.6	$26.3

THREE AND SIX MONTHS ENDED JULY 1, 2005 COMPARED TO

THREE AND SIX MONTHS ENDED JULY 2, 2004

Revenue and operating income

Revenue for the three and six months ended July 1, 2005 increased $88.7 million and $35.4 million, or 13% and 2%, from the comparable periods of 2004. Revenue for the second quarter of 2005 increased from work performed on a domestic infrastructure dam, highway and light rail projects, new mining contracts, increased activity and scope on threat reduction projects in the former Soviet Union and revenue from a new environmental cleanup project in Idaho. Revenue for the second quarter from task orders in the Middle East was essentially the same as in the second quarter of 2004 as revenue from new Middle East power projects increased, but was offset by the completion of several large infrastructure and power task orders. In addition to the foregoing, revenue from task orders in the Middle East during the first six months of 2005 declined due to the substantial completion of several large task orders, primarily with the Infrastructure business unit. Revenue from the Middle East totaled $125.2 million and $193.8 million, respectively, for the three and six months ended July 1, 2005 as compared to $117.6 million and $332.4 million for the comparable periods of 2004.

Operating income declined $33.7 million and $29.7 million for the three and six months ended July 1, 2005, respectively, from the comparable periods in 2004. Operating income declined due to $60.9 million of estimated contract losses recorded by the Infrastructure business unit during the second quarter of 2005 for additional cost increases on three fixed-price highway projects for which we have not been able to negotiate change orders or claims with the clients, lower coal sales by our MIBRAG mining venture in Germany due to customer power plant outages, and a decrease in earnings from higher than anticipated start-up costs on new mining contracts. Additionally, operating income of the Energy and Environment business unit declined due to lower earnings from international operations as well as the timing of awards on large DoE management services contracts. The decline in operating income was partially offset by increased award fees earned from work in the Middle East and an increase in operating income by the Defense business unit from a higher volume of work performed on chemical demilitarization projects and increased income from award fees earned on four threat reduction projects. In addition, claim settlements of $4.8 million and $13.8 million, respectively, were received during the three and six months ended July 1, 2005 on a completed international power project.

A summary of the significant changes in operating income (loss) is included in the following table:

	Three months	Six Months
Operating income for the three and six months ended July 2, 2004	$29.1	$63.2

Increase in earnings from Middle East task orders	12.9	6.5
Higher earnings from increase in claim settlements	5.7	13.0
Increase in earnings from ongoing projects	23.9	27.1
Significant project loss in 2004	—	5.0
Significant project losses in 2005	(60.9)	(61.2)
Decrease in earnings from completion of projects	(8.6)	(11.3)
Decrease in earnings from MIBRAG mining venture	(5.8)	(9.1)
Other	(0.9)	0.3
Operating income (loss) for the three and six months ended July 1, 2005	$(4.6)	$33.5

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

Equity in income of unconsolidated affiliates

During the three and six months ended July 1, 2005, earnings from our MIBRAG mining venture in Germany declined $5.8 million and $9.1 million, respectively, from the comparable periods in 2004. The two primary customers of MIBRAG, from time to time, have planned outages as well as fluctuations in utilization at the power plants they operate. The timing and duration of such outages and fluctuations vary from year to year. MIBRAG’s earnings declined during the first quarter of 2005 due to lower coal sales to one of MIBRAG’s primary customers as a result of performance issues at one of its power plants. MIBRAG’s coal sales declined further in the second quarter of 2005 while the customer made repairs to that power plant and as a result of a scheduled outage at the other customer’s power plant. The outages were completed by the end of the second quarter and coal sales returned to normal levels. We anticipate total 2005 earnings for MIBRAG will be comparable to prior years.

General and administrative expenses

General and administrative expenses for the three and six months ended July 1, 2005 declined $5.6 million and $4.3 million from the comparable periods in 2004. The decline was primarily due to a decrease in professional fees related to preparation for compliance with certain provisions of the Sarbanes-Oxley Act of 2002 and lower incentive compensation expense associated with the decline in earnings.

Interest income

Interest income for the three and six months ended July 1, 2005 increased $1.6 million and $2.9 million, respectively, from the comparable periods of 2004 due to higher cash balances available for investment and an increase in short term investment interest rates from 1% to 3%.

Interest expense

Interest expense for the three and six months ended July 1, 2005 declined $0.6 million and $1.6 million, respectively, from the comparable periods of 2004 due to improved terms from amendments to our credit facility on March 19, 2004, and again on August 5, 2004.

Write-off of deferred financing fees

On June 14, 2005, we again amended our $350 million credit facility to include more favorable provisions and to extend the term to June 2010. The amendment required a $3.6 million write-off of unamortized deferred financing fees. With the new amendment of the credit facility, we expect interest for 2006 to be in the range of $7 to $8 million.

Reorganization items

Reorganization items of $1.2 million for the three and six months ended July 2, 2004 consist of a reduction in estimated professional expenses to settle outstanding claims from our bankruptcy. No such adjustments were required for the comparable periods of 2005.

Income tax expense

The effective tax rates for the three and six months ended July 1, 2005 were a benefit of 68.6% and an expense of 30.7%, respectively.  The effective tax rate for both the three and six months ended July 2, 2004 was an expense of 40.5%.

The consolidated pretax loss for the three months ended July 1, 2005 reflected in the accompanying consolidated statements of operations consists of a domestic loss partially offset by foreign income. Income from foreign sources is generally not subject to state income tax, which results in an increased state tax benefit related to the taxable loss for the three months ended July 1, 2005. However, foreign source income not subject to state tax decreased the state effective tax rate in periods of taxable income resulting in a lower state effective tax rate for the six months ended July 1, 2005 compared to the same period in the prior year.  Also, in preparing the state income tax returns and extensions for 2004, we revised our estimate of the impact of foreign earnings not subject to state income taxes. The result of this change in estimate was a $2 million tax benefit recorded for the three and six months ended July 1, 2005.

During the three months ended July 1, 2005, we settled with the IRS on disputes involving tax years 1994 through 1997. The settlement amount was less than had been previously recorded as a contingent liability. In accordance with SFAS No. 109, Accounting for Income Taxes, the reduction to the liability, which was recorded as of the date of our reorganization, resulted in a $12.1 million reduction of goodwill.

Minority interests in (income) loss of consolidated subsidiaries

Minority interests in (income) loss of consolidated subsidiaries for the three and six months ended July 1, 2005 was $2.2 million and $(2.5) million as compared to $(2.5) million and $(7.2) million in the comparable periods of 2004. Our results for the three and six months ended July 1, 2005 included a minority interest’s 35% share of a $15.3 million estimated contract loss for a fixed-priced highway project in a consolidated joint venture. In addition, on April 7, 2005 we consummated the acquisition of BNFL’s interest in the government contracting ventures. See Note 10, “Acquisition of BNFL’s Interest in Government Contracting Ventures” of Notes to Condensed Consolidated Financial Statements in Item 1 of this report. Effective with the acquisition in the second quarter of 2005, BNFL continued to receive 40% of the earnings of the 40% Legacy Contracts. However, BNFL’s share of the 40% Legacy Contracts is now classified as cost of revenue rather than minority interest in income of consolidated subsidiaries as had been the case prior to the acquisition.

BUSINESS UNIT RESULTS

(In millions)

	Three months ended		Six months ended
	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
Revenue
Power	$186.8	$146.9	$337.4	$297.1
Infrastructure	186.2	199.4	347.1	477.0
Mining	42.8	25.6	70.3	46.0
Industrial/Process	103.3	99.2	200.6	190.0
Defense	132.5	118.6	285.1	240.8
Energy & Environment	120.9	95.9	233.0	192.4
Intersegment and other	0.7	(1.1)	0.5	(4.7)
Total revenue	$773.2	$684.5	$1,474.0	$1,438.6
Operating income (loss)
Power	$25.7	$5.7	$39.7	$14.0
Infrastructure	(47.2)	6.3	(43.7)	12.3
Mining	(0.5)	9.4	6.2	20.4
Industrial/Process	1.5	1.5	(0.2)	3.2
Defense	17.3	9.2	32.4	17.8
Energy & Environment	9.0	14.4	25.6	31.5
Intersegment and other unallocated operating costs	(0.3)	(1.7)	(1.1)	(6.3)
Total segment operating income	5.5	44.8	58.9	92.9
General and administrative expenses, corporate	(10.1)	(15.7)	(25.4)	(29.7)
Total operating income (loss)	$(4.6)	$29.1	$33.5	$63.2

Power

Revenue for the three and six months ended July 1, 2005 increased $39.9 million and $40.3 million, or 27% and 14%, respectively, from the comparable periods of 2004. Revenue from work performed in the Middle East increased $43.1 million and $28.3 million, respectively, during the second quarter of 2005 and year to date from the comparable periods of 2004. Revenue also grew from increased scope on a modification services contract, increased activity on a new generation plant in Puerto Rico, and revenue from a new modification services contract in Michigan together totaling $39.2 million and $65.8 million, respectively, for the three and six months ended July 1, 2005. The increase in revenue was partially offset by a decline of $49.2 million and $70.8 million for the three and six months, respectively, from the winding down and completion of a steam generator replacement project in South Carolina, a new generation power project in Wisconsin and two plant modification projects in Alabama. Revenue from the Middle East totaled $72.6 million and $103.8 million, respectively, for the three and six months ended July 1 2005 compared to $29.5 million and $75.5 million, respectively, for the three and six months ended July 2, 2004.

Operating income for the three and six months ended July 1, 2005 increased $20.0 million and $25.7 million, respectively, from the comparable periods of 2004, primarily due to an increase in earnings from work in the Middle East and a claim settlement on a completed international project. The increase was partially offset by a decrease in earnings from the winding down and completion of the steam generator replacement project and the new generation power project. Operating income from the Middle East totaled $13.7 million and $14.5 million, respectively, for the three and six months ended July 1, 2005 and $1.3 million and $3.9 million, respectively, for the three and six months ended July 2, 2004. During the three months ended July 1, 2005, we received favorable performance ratings resulting in $6.8 million of performance-based award fees for work performed through

March 2005. Based on the actual awards, consistent with our policy we began accruing performance-based awards for the ongoing work in the Middle East resulting in an additional $4.0 million of earnings during the second quarter.

Infrastructure

Revenue for the three and six months ended July 1, 2005 declined $13.2 million and $129.9 million, or 7% and 27%, respectively, from the comparable periods of 2004. Revenue from work in the Middle East in the second quarter and the first six months of 2005 declined $38.6 million and $182.0 million, respectively, due to the substantial completion of several large task orders. An increase in revenue during the second quarter of 2005 from other domestic infrastructure projects partially offset the decline in revenue from the Middle East. The increase included revenue from the construction of a dam in Illinois, a new light rail project in California and increased construction activity on two highway projects in California. Revenue from the Middle East totaled $49.4 million and $74.8 million, respectively, for the three and six months ended July 1, 2005 compared to $88.0 million and $256.8 million, respectively, for the three and six months ended July 2, 2004.

Operating loss of $47.2 and $43.7 million for the three and six months ended July 1, 2005 was a decline in operating income of $53.5 million and $56.0 million, respectively, from the comparable periods of 2004. During the second quarter of 2005, Infrastructure recognized a $38.6 million estimated contract loss for our share of additional cost growth resulting from additional design changes, cost escalation and project delays on a $378 million fixed- price highway project of a construction joint venture in which we have a 50% interest. Operating income for the six months ended July 2, 2004 was impacted by a $5.0 million charge we recorded in the first quarter of 2004 for estimated cost overruns on this project. As of July 1, 2005, the project is approximately 31% complete and is scheduled to be complete in the first quarter of 2007. Additionally, during the second quarter of 2005, an additional $15.3 million estimated contract loss was recognized for cost growth related to client design changes resulting in quantity growth and project delays on a fixed-price highway project in California and another charge of $7.0 million was recognized due to cost growth on another fixed-priced highway project in Nevada. To date, we have only been able to negotiate acceptable change orders with the clients involved for a small portion of the cost increases. Our share of pending change orders and claims submitted to the clients total approximately $42 million, and we believe additional claims will be submitted. We believe there will be significant recoveries once the claim process is completed. Because we have not been able to reach agreement on the change orders and claims, recoveries will be recognized only when it is probable they will result in additional revenue and the amount can be reliably estimated. While the entire amount of the current estimated losses have been recognized, actual results may differ from our estimates.

Earnings from work in the Middle East for the three and six months ended July 1, 2005 declined $0.1 million and $5.8 million, respectively, from the comparable periods in 2004 due to the completion of several large task orders and lower volume of work in 2005. The decline in operating income was partially offset by favorable results from the dam construction project in Illinois, an airport runway construction project in California, an increase in volume in engineering services and a $2.2 million net claim settlement on a completed Philippine dam and hydropower project. Operating income from the Middle East totaled $9.5 million and $13.5 million, respectively, for the three and six months ended July 1, 2005 compared to $9.6 million and $19.3 million, respectively, for the three and six months ended July 2, 2004. Operating income from the Middle East for the three and six months ended July 1, 2005 reflect $1.6 million and $4.0 million, respectively, of actual performance-based award fees and $2.5 million of accrued award fees as explained above under Power.

Mining

Revenue for the three and six months ended July 1, 2005 increased $17.2 million and $24.3 million, or 67% and 53%, respectively, from the comparable periods of 2005. The increase was primarily due to new contracts, including a new copper mine in Nevada, a new silver mine in Bolivia, and a new domestic pre-stripping project. The increase in revenue was partially offset by a reduction in revenue from the shutdown of a phosphate mine in Idaho.

Operating income (loss) for the three and six months ended July 1, 2005 was ($0.5) million and $6.2 million, respectively, a decline of $9.9 million and $14.2 million, respectively, from the comparable periods of 2004. During the three and six months ended July 1, 2005, earnings from our share of the MIBRAG mining venture in Germany declined $5.8 million and $9.1 million, respectively, from the comparable periods in 2004. The two primary customers of MIBRAG, from time to time, have planned outages as well as fluctuations in utilization at the power plants they operate. The timing and duration of such outages and fluctuations vary from year to year. MIBRAG’s earnings declined during the first quarter of 2005 due to lower coal sales to one of MIBRAG’s primary customers as a result of performance issues at one of its power plants. MIBRAG’s coal sales declined further in the second quarter of 2005 while the customer made repairs to that power plant and as a result of a scheduled outage at the other customer’s power plant. The outages were substantially completed by the end of the second quarter and coal sales returned to normal levels. We anticipate total 2005 earnings for MIBRAG will be comparable to prior years. Mining’s results were also impacted by higher than anticipated start-up costs and weather problems at four projects.

Industrial/Process

Revenue for the three and six months ended July 1, 2005 increased $4.1 million and $10.6 million, or 4% and 6%, respectively, from the comparable periods of 2004. The increase in revenue was primarily due to a new engineering, procurement and construction contract for a food processing facility, continued growth on a new facilities management project and a new life sciences project. The increase in revenue was partially offset by the winding down and completion of several facilities management and industrial maintenance contracts. Subsequent to the end of the quarter, the business unit signed a $190.3 million contract to build a sulfur handling plant in Qatar.

Operating income (loss) for the three and six months ended July 1, 2005 of $1.5 million and $(0.2) million, respectively, was unchanged and declined $3.4 million, respectively, from the comparable periods of 2004.  Operating income was impacted by increased proposal costs and a shortfall in work to cover fixed costs, including specialists’ down time pending the award of new contracts. The resolution of a subcontractor claim favorably impacted operating income by $2.0 million for the three and six months ended July 1, 2005. Operating income for the three and six months ended July 2, 2004 included claim settlements of $0.4 million and $2.5 million, respectively.

Defense

Revenue for the three and six months ended July 1, 2005 increased $13.9 million and $44.3 million, or 12% and 18%, respectively, over the comparable periods of 2005. The increase was primarily due to higher procurement and construction activities totaling $11.8 million and $40.9 million, respectively, on a plutonium reactor conversion project, increased activity on other threat reduction projects in the former Soviet Union, a larger volume of operations and maintenance activities on two chemical demilitarization projects, and increased scope on an electrical power enhancement project. The increase in revenue was partially offset by reduced task order activities on a program in the former Soviet Union totaling $6.5 million and $23.3 million, respectively, completion of closure activities on a chemical demilitarization project in 2004, and a decline in revenue on a chemical demilitarization project from extensive plant testing activity performed in 2004.

Operating income for the three and six months ended July 1, 2005 increased $8.1 million and $14.6 million, respectively, over the comparable periods of 2004 due to an increase in income from higher award fees earned on two chemical demilitarization projects totaling $5.1 million and $9.8 million, respectively. In addition, operating income increased from award fees earned on four threat reduction projects in the former Soviet Union, and from a favorable construction project close-out. The increase in operating income was partially offset by the completion of closure activities on a chemical demilitarization project, reduced task order activities on a program in the former Soviet Union, and higher business unit overhead, primarily from an increase in business development activity.

Energy and Environment

Revenue for the three and six months ended July 1, 2005 increased $25.0 million and $40.6 million, or 26% and 21%, respectively, from the comparable periods of 2004 due to $28.2 million associated with a new environmental cleanup project, revenue from new contracts in the Middle East totaling $3.2 million and $15.3 million, respectively, and an increase in activity on a design contract. The increase in revenue was partially offset by a decrease in activity on a large DoE management services contract.

Operating income for the three and six months ended July 1, 2005 declined $5.4 million and $5.9 million, respectively, from the comparable periods in 2004. Beginning with the second quarter of 2005, payments to BNFL for their interest in certain DoE contracts of $2.7 million were charged to operating income rather than being reflected as minority interest. See Note 10, “Acquisition of BNFL’s Interest in Government Contracting Ventures” of Notes to Condensed Consolidated Financial Statements in Item 1 of this report. Also during the quarter, a loss of $3.3 million was recognized relating to a reduction in work performed in the United Kingdom. The decline in operating income was partially offset by earnings from work in the Middle East of $0.6 million and $2.6 million, respectively, for the three and six months ended July 1, 2005. The business unit continued to perform exceptionally well on projects for the DoE.

Intersegment and other

Intersegment and other operating loss for the three and six months ended July 1, 2005 included $1.1 million and $2.2 million, respectively, of residual costs from our non-union subsidiary.

Intersegment and other for the three and six months ended July 2, 2004 included $1.0 million and $2.2 million, respectively, of residual costs from our non-union subsidiary. In addition, $2.6 million of additional expense was incurred related to our self-insurance program during the six months ended July 2, 2004.

FINANCIAL CONDITION AND LIQUIDITY

We have three principal sources of liquidity: (1) cash generated by operations; (2) existing cash and cash equivalents and (3) available capacity under our credit facility. We had cash and cash equivalents of $304.0 million at July 1, 2005, of which $68.9 million was restricted for use in the normal operations of our consolidated joint venture projects or was restricted under our self-insurance program. At July 1, 2005, we had no borrowing and $122.8 million in face amount of letters of credit outstanding under the credit facility, leaving a borrowing capacity of $227.2 million under the facility. For more information on our financing activities, see Note 5 “Credit Facilities,” of the Notes to Condensed Consolidated Financial Statements in Item 1.

Our cash flow is primarily impacted from period to period by fluctuations in working capital and purchase of construction and mining equipment required to perform our contracts. Working capital is affected by numerous factors including:

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

Cash flows

(In millions)

Liquidity and capital resources	July 1, 2005	December 31, 2004
Cash and cash equivalents	$304.0	$286.1
Short-term investments	—	30.2
Total	$304.0	$316.3

	Six months ended
Cash flow activities	July 1, 2005	July 2, 2004
Net cash provided (used) by:
Operating activities	9.1	(17.7)
Investing activities	(0.4)	17.4
Financing activities	9.2	(4.6)

The discussion below highlights significant aspects of our cash flows.

•                  Operating activities:

For the six months ended July 1, 2005, operating activities provided $9.1 million of cash. Operating activities included net income of $16.6 million and several significant non-cash charges including non-cash income taxes of $6.9 million, depreciation of $9.1 million, and amortization and write-off of financing fees of $5.2 million. Cash flow was impacted by an increase in working capital of $26.0 million. Start-up activities on a new large environmental cleanup project for the Energy and Environment business unit and several contracts for the Mining business unit were the primary contributors to the increased investment in working capital. Working capital was also impacted by incentive compensation payments during the first quarter of 2005. In addition, cash was required to fund work on three large highway construction projects. We have recognized a total loss of $66.1 million on one of these projects and expect cash will be required in the next several quarters to fund the cost growth on these contracts as work progresses. We anticipate future change orders and claim recoveries on these projects, which if received, will partially mitigate the negative cash impact of these projects. At July 1, 2005, capital invested in contracts in the Middle East declined to $47.8 million from $51.6 million at December 31, 2004. The combination of our available net operating loss carryforwards and amortization of the tax deductible goodwill resulted in only $0.9 million of our $8.5 million of tax expense being paid in cash during the six months ended July 1, 2005.

For the six months ended July 2, 2004, operating activities used $17.7 million of cash. Cash was impacted by an increase in working capital of $61.5 million principally due to working capital requirements for task orders in the Middle East, in both our Infrastructure and Power business units, and incentive compensation payments. Operating earnings generated during the first six months of 2004 partially offset the increase in working capital.

•                  Investing activities:

During the six months ended July 1, 2005, capital expenditures totaled $30.8 million, primarily for new contract mining projects in our Mining business unit. Also, we sold $30.2 million of short-term investments during the six month period.

During the six months ended July 2, 2004, investing activities provided $17.4 million of cash, consisting of $20.0 million from the liquidation of short-term investments and $17.0 million in proceeds from the sale of property and equipment, primarily from a dam and hydropower project in the Philippines. Equipment acquisitions amounted to $16.1 million principally for new work in the Infrastructure and Mining business units and $3.5 million of contributions and advances to unconsolidated affiliates.

•                  Financing activities:

During the six months ended July 1, 2005, financing activities provided $9.2 million of cash, consisting of $15.5 million of proceeds from the exercise of stock options and warrants offset by $4.6 million in financing fees in amending our Credit Facility and $1.7 million in distributions to minority interests. Effective upon the April 7, 2005 consummation of the acquisition of BNFL’s interest in certain government contracting ventures, payment of BNFL’s share of net profits of the 40% Legacy Contracts from the ventures is reflected as an operating cash flow. Prior to the acquisition, payment for BNFL’s share of the net profits of the 40% Legacy Contracts was classified as a financing cash flow.

During the six months ended July 2, 2004, financing activities used $4.6 million of cash, consisting of $7.8 million of distributions to minority interests offset by $4.7 million of proceeds from the exercise of stock options and warrants. In March 2004, we paid $1.5 million of financing fees in amending the Credit Facility.

Income taxes

We anticipate that cash payments for income taxes for 2005 and later years will be substantially less than income tax expense recognized in the financial statements. This difference results from expected tax deductions for goodwill amortization and from use of net operating loss (“NOL”) carryovers. As of July 1, 2005, we have remaining tax goodwill of approximately $56 million resulting from the acquisition of government contracting ventures and $552 million resulting from the acquisition of Raytheon Engineers & Constructors International, Inc. The amortization of this tax goodwill is deductible over remaining periods of 8.7 and 10.0 years, respectively, resulting in annual tax deductions of approximately $61 million. The federal NOL carryovers as of July 1, 2005 were approximately $192 million, most of which are subject to an annual limitation of approximately $27 million and expire in years 2020 through 2022. Unused available NOL carryovers from previous years plus the 2005 annual limitation of $27 million, would allow us to use as much as $72 million of the NOL carryovers in 2005 or beyond. Until the tax goodwill deductions and the NOL carryovers are exhausted, we will not pay cash taxes (other than a minimal impact for alternative minimum tax) on the first $88 million of federal taxable income before tax goodwill amortization and application of NOL carryovers each year.

Cash flows for 2005

As in 2004, we expect to generate positive cash flows from operations in 2005. Specific issues which are relevant to understanding 2005 cash flows include:

•                  Income taxes: Because of anticipated utilization of tax goodwill amortization of $61 million, and the availability of $72 million of NOL carryovers, we will not pay federal taxes, other than a minimal impact for alternative minimum tax. Our partners in joint ventures are responsible for their share of the income tax liabilities of the joint ventures. We will pay state and foreign income taxes which are not expected to be significant.

•                  Property and equipment: Capital expenditures for current construction and mining projects, along with normal capital expenditures to upgrade our information systems hardware and software, are expected to be approximately $5.0 to $10.0 million during the remainder of 2005. Additional capital may be required for new projects obtained during the year. Additionally, in the normal course of business, we sell a portion of our construction and mining equipment fleet each year, depending on expected future requirements. We do not expect any significant sales of equipment during the remainder of 2005.

•                  Pension and post-retirement benefit obligations: During the six months ended July 1, 2005, we contributed $3.6 million and $2.3 million, respectively, to our pension and post-retirement plans. We presently anticipate contributing an additional $4.8 million and $1.8 million, respectively, to fund our pension and post-retirement plans during the remainder of 2005, for a total of $8.4 million and $4.1 million, respectively. During the six months ended July 1, 2005, we recognized expense of $4.1 million and $1.8 million, respectively, for our pension and post-retirement plans.

•                  Financing activities:  At July 1, 2005, we had outstanding approximately 8.3 million warrants to purchase common stock. These warrants will expire in January 2006. Additionally, we have issued common stock options that are currently exercisable. At July 1, 2005, the market price of our common stock exceeded the exercise price of the warrants and options. If the warrants or options are exercised, we will receive proceeds to the extent of the exercise price of the warrants or options. For a complete discussion, see Note 16, “Capital Stock, Stock Purchase Warrants and Stock Compensation Plans” of the Notes to Consolidated Financial Statements in Item 8 of our 2004 Annual Report on Form 10-K. Our Board of Directors authorized a systematic program for the repurchase, from time to time, of up to $50 million of our common stock and warrants for cash, in the open market, or in privately negotiated transactions.  Under the program, management is authorized to repurchase common stock and warrants following the filing of this quarterly report on Form 10-Q.

Financial condition and liquidity

We expect to use cash to, among other things, satisfy contractual obligations, fund working capital requirements, make capital expenditures and repurchase common stock and warrants. For additional information on contractual obligations and capital expenditures, see “Contractual Obligations” below and “Property and Equipment” above.

We believe that our cash flow from operations, existing cash and cash equivalents, and available capacity under our revolving credit facility will be sufficient to meet our reasonably foreseeable liquidity needs.

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

Contractual obligations

During the six months ended July 1, 2005, a seven year extension, through 2015, of the Boise, Idaho Corporate and Business Unit headquarters lease was signed for an additional total lease commitment of approximately $22.0 million. Additionally, on July 26, 2005, $50.0 million of outstanding letters of credit issued against our credit facility were cancelled. There were no other material changes in contractual obligations and other commercial commitments from such obligations and commitments as of December 31, 2004.

Indemnities

We have indemnity obligations relating to the sale of certain assets to Curtiss-Wright Corporation for the potential occurrence of specified events, including breaches of representations and warranties and/or failure to perform certain covenants or agreements. Generally, the indemnification provisions expire by October 2005 and are capped at $20 million. In addition, the indemnity provisions relating to environmental conditions obligate us to pay Curtiss-Wright Corporation up to a maximum $3.5 million for environmental losses they may incur over $5 million until October 2007. We are also responsible for environmental losses that exceed $1.3 million related to a specified parcel of the sold property through October 2012. BNFL has agreed to indemnify us for 40% of losses we incur as a result of our indemnity obligations. We believe that the indemnification provisions will not have a material adverse effect on our financial position, results of operations or cash flows.

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”)

We view EBITDA as a measure of operating liquidity, and as such we believe that the GAAP financial measure most directly comparable to it is net cash provided by operating activities (see reconciliation of EBITDA to net cash provided by operating activities below). EBITDA is not an alternative to and should not be considered instead of, or as a substitute for, earnings from operations, net income or loss, cash flows from operating activities or other statements of operations or cash flow data prepared in conformity with GAAP, or as a GAAP measure of profitability or liquidity. In addition, our calculation of EBITDA may or may not be comparable to similarly titled measures of other companies.

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

Components of EBITDA are presented below:

	Three months ended		Six months ended
(In millions)	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
Net income (loss)	$(0.6)	$13.3	$16.6	$26.3
Interest expense (a)	6.6	3.6	10.0	8.0
Tax expense (benefit)	(6.2)	10.7	8.5	22.8
Depreciation and amortization	4.8	4.3	9.1	8.5
Total	$4.6	$31.9	$44.2	$65.6

(a)          Includes write-off of deferred financing fees of $3.6 million for the three and six months ended July 1, 2005.

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

	Three months ended		Six months ended
(In millions)	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
EBITDA	$4.6	$31.9	$44.2	$65.6
Interest expense	(6.6)	(3.6)	(10.0)	(8.0)
Tax benefit (expense)	6.2	(10.7)	(8.5)	(22.8)
Reorganization items	—	(1.2)	—	(1.2)
Cash paid for reorganization items	(.4)	(.6)	(.7)	(1.2)
Amortization and write-off of financing fees	4.3	0.8	5.2	1.5
Non-cash income tax expense	(7.2)	9.5	6.9	20.3
Minority interests in loss (income) of consolidated subsidiaries	(2.2)	2.5	2.5	7.1
Equity in income of unconsolidated affiliates, less dividends received	1.6	(6.6)	(2.2)	(16.9)
Changes in net operating assets and liabilities and other	(14.1)	3.7	(28.3)	(62.1)
Net cash provided (used) by operating activities	$(13.8)	$25.7	$9.1	$(17.7)
Net cash provided by operating activities for the six months ended July 1, 2005	$9.1
Less: Net cash provided by operating activities for the three months ended April 1, 2005	(22.9)
Net cash used by operating activities for the three months ended July 1, 2005	$(13.8)
Net cash used by operating activities for the six months ended July 2, 2004		$(17.7)
Less: Net cash used by operating activities for the three months ended April 2, 2004		43.4
Net cash provided by operating activities for the three months ended July 2, 2004		$25.7

ACCOUNTING STANDARDS

Recently issued accounting standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised), Share-Based Payment. SFAS No. 123-R replaces SFAS No. 123 and supersedes APB Opinion No. 25. Adoption of SFAS No. 123-R will require us to record a non-cash expense for our stock compensation plans using the fair value method. Historically we have recorded our compensation cost in accordance with APB Opinion No. 25, which does not require the recording of an expense for our equity related compensation plans if stock options were granted at a price equal to the fair market value of our common stock on the grant date. SFAS No. 123-R is effective for us beginning the first quarter of 2006. Based on the options outstanding as of July 1, 2005, we estimate the adoption of SFAS No. 123-R will result in an additional expense of approximately $6.0 million in 2006. The actual expense will change from the estimate for new option grants and for forfeitures of current outstanding options.

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

In the mining industry, companies may be required to remove overburden and waste materials to access mineral deposits. The costs of removing overburden and waste materials are referred to as “stripping costs.” MIBRAG incurs significant stripping costs in its lignite coal mining operations. In March 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 04-6, Accounting for Stripping Costs Incurred during Production in the Mining Industry. The EITF concluded that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the cost of inventory produced during the period that stripping costs are incurred. EITF No. 04-6 is effective for us in the first quarter of 2006. Based upon MIBRAG’s deferred stripping costs recorded as of July 1, 2005, we estimate the adoption of EITF No. 04-6 will result in a write-down of our investments in unconsolidated affiliates and a reduction of total stockholders’ equity by approximately $82 million and $53.3 million, respectively. The actual write-down will vary from this estimate for changes in deferred stripping costs incurred during the remainder of 2005. EITF No. 04-6 requires any adjustment from adoption to be recognized as a cumulative effect adjustment to beginning retained earnings in the period of adoption or by retrospective adjustment of our financial statements, neither of which will affect our earnings in 2006. MIBRAG’s mines are open pit lignite coal mines which cover several square miles and have an estimated remaining life of 40 or more years. Because of the mining procedures used, MIBRAG generally does not maintain any significant inventory of mined coal. Accordingly, under EITF 04-6 costs of removing overburden will be expensed in the period incurred. The execution of the mine plan may result in fiscal periods during which costs incurred for the removal of overburden will not bear a direct relationship to the revenue derived from the sale of coal. This may result in a degree of variability in the reported earnings of MIBRAG.

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143 (“FIN 47”). FIN 47 clarifies the term conditional asset retirement obligation as used in SFAS No. 143, Accounting for Asset Retirement Obligations, and requires a liability to be recorded if the fair value of the obligation can be reasonably estimated. The types of asset retirement obligations that are covered by FIN No. 47 are those for which an entity has a legal obligation to perform an asset retirement activity, however the timing and (or) method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective for us in the fourth quarter of 2005 but is not expected to have a significant impact on our financial position, results of operations and cash flows.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

Our exposure to market risk for changes in interest rates relates primarily to our credit facility. Our short-term investment portfolio, at December 31, 2004, consisted primarily of highly liquid instruments sold or re-priced as to interest rate in periods less than three months. In February 2005, we liquidated our entire short-term investment portfolio and invested the proceeds in cash equivalents. Substantially all cash and cash equivalents at July 1, 2005 of $304.0 million were held in highly liquid instruments.

From time to time, we may effect borrowings under bank credit facilities or otherwise for general corporate purposes, including working capital requirements and capital expenditures. Borrowings under our credit facility, of which there currently are none, bear interest at the applicable LIBOR or prime rate, plus an additional margin and, therefore, are subject to fluctuations in interest rates.

Foreign currency risk

We conduct our business in various regions of the world. Our operations are, therefore, subject to volatility because of currency fluctuations, inflation changes and changes in political and economic conditions in these countries. We are subject to foreign currency translation and exchange issues, primarily with regard to our mining venture, MIBRAG, in Germany. At July 1, 2005 and December 31, 2004, the cumulative adjustments for translation gains (losses), net of related income tax benefits, were $22.2 million and $34.8 million, respectively. While we endeavor to enter into contracts with foreign customers with repayment terms in U.S. dollars in order to mitigate foreign exchange risk, our revenues and expenses are sometimes denominated in local currencies, and our results of operations may be affected adversely as currency fluctuations affect our pricing and operating costs or those of our competitors. We may engage from time to time in hedging operations, including forward foreign exchange contracts, to reduce the exposure of our cash flows to fluctuations in foreign currency rates. We do not engage in hedging for speculative investment reasons. We can give no assurances that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are a defendant in various lawsuits resulting from allegations that third parties sustained injuries and damage from the inhalation of asbestos fibers contained in materials used in construction projects. In addition, based on proofs of claim filed with the court during the pendency of our bankruptcy proceedings, we are aware of other potential asbestos claims against us, although most of those proofs of claim were disallowed by the bankruptcy court in July 2005. We never were a manufacturer of asbestos or products which contain asbestos. Asbestos-related lawsuits against us result from allegations that third parties sustained injuries and damage from the inhalation of asbestos fibers contained in materials used in construction projects and that we allegedly were negligent, the typical negligence claim being that we had a duty but failed to warn the plaintiff or claimant of, or failed to protect the plaintiff or claimant from, the dangers of asbestos. We expect that additional asbestos claims will be filed against us in the future.

Previously, we had determined that all of our asbestos claims are fully insured except for asbestos claims relating to a subsidiary acquired in 1986.  Subsequently, we reviewed the 1986 stock purchase agreement and have obtained and reviewed the insurance policies obtained by the prior owners of the subsidiary. Based on these reviews, we believe we are entitled to the benefit of the insurance coverage obtained by the prior owners. We have tendered the claims related to the acquired subsidiary to such insurance carriers, and to date one carrier has agreed to pay at least a portion of the claims relating to the subsidiary.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)                                  The annual meeting of the Corporation’s stockholders was held on May 19, 2004.

(b)                                 At the annual meeting, stockholders of record on March 31, 2005, were entitled to vote 25,898,377 shares of common stock. A total of 24,329,836 shares were represented at the meeting. The results of voting at the annual meeting are summarized below:

(1)          Nominees for terms of office to continue until the annual meeting of stockholders in 2006:

	For	Withheld

David H. Batchelder	23,879,983	449,853
Michael R. D’Appolonia	23,411,905	917,931
C. Scott Greer	23,038,393	1,291,443
Stephen G. Hanks	23,878,499	451,337
William H. Mallender	23,654,692	675,144
Michael P. Monaco	23,843,885	485,951
Cordell Reed	23,581,014	748,822
Dennis R. Washington	22,511,175	818,661
Dennis K. Williams	23,674,476	655,360

(2)          Ratification of the appointment of Deloitte & Touche LLP as independent auditor of the Corporation:

For	Against	Abstain	Broker Non-Vote

24,273,123	56,535	178	0

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

Date: August 5, 2005

WASHINGTON GROUP INTERNATIONAL, INC.

EXHIBIT INDEX

Copies of exhibits will be provided upon request at a fee of $.25 per page requested.

Exhibit
Number	Exhibit Description

10.1

Amendment No. 2, effective as of May 20, 2005, to the Washington Group International, Inc. Equity and Performance Incentive Plan (filed as Exhibit 10.1 to Washington Group International’s Form 8-K Current Report filed on May 25, 2005, and incorporated herein by reference).#

10.2

Amendment No. 1, effective as of May 20, 2005, to the Washington Group International, Inc. 2004 Equity Incentive Plan (filed as Exhibit 10.2 to Washington Group International’s Form 8-K Current Report filed on May 25, 2005, and incorporated herein by reference).#

10.3

Amendment Agreement among Washington Group International, Inc., the lenders and issuers party thereto, Credit Suisse, as administrative agent, and the other parties thereto, including the Second Amended and Restated Credit Agreement, dated as of June 14, 2005, among Washington Group International, Inc., the lenders and issuers party thereto, and Credit Suisse, as administrative agent (filed as Exhibit 10.1 to Washington Group International’s Form 8-K Current Report filed on June 17, 2005, and incorporated herein by reference.)

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