Form 10-Q
period 2005-09-30
WASHINGTON GROUP INTERNATIONAL INC
filed 2005-11-08
CIK 906469

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended

September 30, 2005

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

☒  Yes    ☐  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes    ☒  No

At October 21, 2005, 26,473,860 shares of the registrant’s $.01 par value common stock were outstanding.

TABLE OF CONTENTS

Note Regarding Forward-Looking Information

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2005 and October 1, 2004

Condensed Consolidated Balance Sheets at September 30, 2005 and December 31, 2004

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005 and October 1, 2004

Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2005 and October 1, 2004

Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.	Exhibits

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

•                  Manage and avoid delays or cost overruns on existing and future contracts

•                  Maintain relationships with key customers, partners and suppliers

•                  Successfully bid for, and enter into, new contracts on satisfactory terms

•                  Successfully manage and negotiate change orders and claims with respect to existing and future contracts

•                  Manage and maintain our operations and financial performance, including our current and future operating subsidiaries and joint ventures

•                  Respond effectively to regulatory, legislative and judicial developments, including any legal or regulatory proceedings, affecting our existing contracts, including contracts concerning environmental remediation and restoration

•                  Obtain and maintain any required governmental authorizations, franchises, permits, and licenses, all in a timely manner, at reasonable costs and on satisfactory terms and conditions

•                  Satisfy the restrictive covenants imposed by our revolving credit facility and surety arrangements

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(UNAUDITED)

	Three months ended		Nine months ended
	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004
Revenue	$814,969	$715,314	$2,289,014	$2,153,962
Cost of revenue	(771,308)	(676,300)	(2,195,705)	(2,039,823)
Gross profit	43,661	39,014	93,309	114,139
Equity in income of unconsolidated affiliates	10,021	2,583	19,287	20,382
General and administrative expenses	(16,922)	(12,684)	(42,344)	(42,438)
Operating income	36,760	28,913	70,252	92,083
Interest income	1,899	608	5,960	1,798
Interest expense	(1,866)	(3,492)	(8,223)	(11,508)
Other income (expense), net	(547)	1,636	(552)	367
Write-off of deferred financing fees	—	—	(3,588)	—
Income before reorganization items, income taxes, and minority interests	36,246	27,665	63,849	82,740
Reorganization items	—	—	—	1,245
Income tax expense	(13,795)	(11,204)	(22,268)	(34,014)
Minority interests in income of consolidated subsidiaries	(2,192)	(4,204)	(4,686)	(11,368)
Net income	$20,259	$12,257	$36,895	$38,603
Net income per share:
Basic	$.77	$.48	$1.42	$1.53
Diluted	.65	.45	1.22	1.41
Common shares used to compute net income per share:
Basic	26,214	25,312	25,899	25,221
Diluted	31,177	27,256	30,181	27,316

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(UNAUDITED)

	September 30, 2005	December 31, 2004
ASSETS

Current assets
Cash and cash equivalents	$260,871	$286,078
Short-term investments	—	30,200
Accounts receivable, including retentions of $17,685 and $14,973, respectively	257,558	250,251
Unbilled receivables	262,187	214,437
Investments in and advances to construction joint ventures	45,402	24,321
Deferred income taxes	110,372	94,343
Other	58,495	49,642
Total current assets	994,885	949,272

Investments and other assets
Investments in unconsolidated affiliates	174,115	179,347
Goodwill	167,369	307,817
Deferred income taxes	113,546	64,479
Other assets	39,726	18,078
Total investments and other assets	494,756	569,721

Property and equipment
Construction equipment	119,114	81,432
Other equipment and fixtures	37,880	31,954
Buildings and improvements	12,394	11,543
Land and improvements	2,459	2,491
Total property and equipment	171,847	127,420
Less accumulated depreciation	(72,365)	(58,207)
Property and equipment, net	99,482	69,213
Total assets	$1,589,123	$1,588,206

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(in thousands, except per share data)

(UNAUDITED)

	September 30, 2005	December 31, 2004
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts and subcontracts payable, including retentions of $27,993 and $30,154, respectively	$204,720	$206,180
Billings in excess of cost and estimated earnings on uncompleted contracts	223,403	204,263
Accrued salaries, wages, and benefits, including compensated absences of $50,649 and $48,908, respectively	125,128	140,623
Other accrued liabilities	47,771	61,919
Total current liabilities	601,022	612,985
Non-current liabilities
Self-insurance reserves	70,336	67,945
Pension and post-retirement benefit obligations	106,311	103,398
Other non-current liabilities	39,058	23,037
Total non-current liabilities	215,705	194,380
Contingencies and commitments (Note 9)
Minority interests	8,174	47,920
Stockholders’ equity
Preferred stock, par value $.01 per share, 10,000 shares authorized	—	—
Common stock, par value $.01 per share, 100,000 shares authorized; 26,472 and 25,474 shares issued, respectively	265	255
Capital in excess of par value	557,970	542,514
Stock purchase warrants	24,045	28,167
Retained earnings	167,796	130,901
Treasury stock, 32 and 26 shares, at cost, respectively	(1,303)	(1,012)
Unearned compensation - restricted stock	(4,160)	—
Accumulated other comprehensive income	19,609	32,096
Total stockholders’ equity	764,222	732,921
Total liabilities and stockholders’ equity	$1,589,123	$1,588,206

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Nine months ended
	September 30, 2005	October 1, 2004
Operating activities
Net income	$36,895	$38,603
Reorganization items	—	(1,245)
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Cash paid for reorganization items	(1,613)	(1,966)
Depreciation of property and equipment	14,645	12,813
Amortization and write-off of deferred financing fees	5,748	2,370
Non-cash income tax expense	21,329	29,457
Minority interests in net income of consolidated subsidiaries	4,686	11,368
Equity in income of unconsolidated affiliates, less dividends received	(7,554)	(19,805)
Gain on sale of assets, net	(820)	(733)
Changes in operating assets and liabilities and other	(73,518)	(56,848)
Net cash provided (used) by operating activities	(202)	14,014
Investing activities
Property and equipment additions	(51,584)	(29,260)
Property and equipment disposals	6,676	19,035
Purchases of short-term investments	(74,900)	(461,400)
Sales of short-term investments	105,100	486,400
Contributions and advances to unconsolidated affiliates	(3,608)	(3,757)
Other	(518)	—
Net cash provided (used) by investing activities	(18,834)	11,018
Financing activities
Payment of financing fees	(4,577)	(3,914)
Distributions to minority interests, net	(597)	(9,823)
Proceeds from exercise of stock options and warrants	19,979	9,176
Repurchase of warrants	(20,976)	—
Net cash used by financing activities	(6,171)	(4,561)
Increase (decrease) in cash and cash equivalents	(25,207)	20,471
Cash and cash equivalents at beginning of period	286,078	188,835
Cash and cash equivalents at end of period	$260,871	$209,306
Supplemental disclosure of cash flow information:
Interest paid	$6,076	$9,738
Income taxes paid	8,218	5,324

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(UNAUDITED)

	Three months ended		Nine months ended
	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004
Net income	$20,259	$12,257	$36,895	$38,603
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(508)	557	(13,190)	(1,475)
Other	227	873	703	873
Other comprehensive income (loss), net of tax	(281)	1,430	(12,487)	(602)
Comprehensive income	$19,978	$13,687	$24,408	$38,001

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(UNAUDITED)

The terms “we,” “us” and “our” as used in this quarterly report refer to Washington Group International, Inc. (“Washington Group”) and its consolidated subsidiaries unless otherwise indicated.

1.              DESCRIPTION OF THE BUSINESS

We are an international provider of a broad range of design, engineering, construction, construction management, facilities and operations management, environmental remediation and mining services to diverse public and private sector clients, including (1) engineering, construction and operations and maintenance services in nuclear and fossil power markets; (2) diverse engineering, construction, construction management, and operations and maintenance services for the highway and bridge, airport and seaport, dam, tunnel, water resource, and railway markets; (3) design, engineering, procurement, construction and construction management and operations and maintenance services to industrial companies; (4) contract mining, technical and engineering services for the metals, precious metals, coal, minerals and minerals processes markets; (5) comprehensive nuclear and other environmental and hazardous substance remediation as well as management and operations services for governmental and private-sector clients and (6) design, engineering, construction, management and operations, and closure services for weapons and chemical demilitarization programs for governmental clients. In providing these services, we enter into four basic types of contracts: fixed-price or lump-sum contracts providing for a fixed price for all work to be performed, fixed-unit-price contracts providing for a fixed price for each unit of work to be performed; target-price contracts providing for an agreed upon price whereby we absorb cost escalations to the extent of our expected fee or profit and are reimbursed for costs which continue to escalate beyond our expected fee and share in the cost savings based on a negotiated formula; and cost-type contracts providing for reimbursement of costs plus a fee. Both anticipated income and economic risk are greater under fixed-price and fixed-unit-price contracts than under target-price and cost-type contracts. Engineering, construction management, maintenance, and environmental and hazardous substance remediation contracts are typically awarded pursuant to a cost-type contract.

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

These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (“2004 Annual Report”). The comparative balance sheet and related disclosures at December 31, 2004 have been derived from the audited balance sheet and consolidated footnotes referred to above.

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

Reclassifications

Certain reclassifications have been made to the accompanying condensed consolidated financial statements as of December 31, 2004 and for the nine months ended October 1, 2004 to conform to the current period presentation. The reclassifications did not impact previously reported revenues, operating income, net income, total assets, total liabilities, or stockholders’ equity.

In February 2005, we determined that investments in Auction Rate Securities (“ARS”) should not be considered cash equivalents. ARS generally have long-term stated maturities; however, these investments have characteristics similar to short-term investments because at pre-determined intervals, generally within 7 to 90 days of the purchase, there is a new auction process. At October 1, 2004 and January 2, 2004, we reclassified ARS of $25,000 and $50,000, respectively, that were previously included in cash and cash equivalents to short-term investments.  We have included the purchases and sales of ARS in the consolidated statements of cash flows as a component of investing activities.  The reclassification resulted in an increase of net cash provided (used) by investing activities from $(13,982) as previously reported to $11,018 in the condensed consolidated statement of cash flows for the nine months ended October 1, 2004.  We first invested in ARS in May 2003.  All ARS were sold in February 2005.

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

	Three months ended		Nine months ended
	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004
Net income as reported	$20,259	$12,257	$36,895	$38,603
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,843)	(1,755)	(5,608)	(4,955)
Add: Compensation cost recognized using intrinsic value method	—	—	—	784
Tax effects	719	685	2,189	1,628
Pro forma net income	$19,135	$11,187	$33,476	$36,060
Net income per share
As reported - basic	$.77	$.48	$1.42	$1.53
As reported – diluted	.65	.45	1.22	1.41
Pro forma - basic	.73	.44	1.29	1.43
Pro forma – diluted	.61	.41	1.11	1.32

3.              ACCOUNTING STANDARDS

Adoption of Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 153, Exchanges of Non-monetary Assets – An Amendment of APB Opinion No. 29. APB Opinion No. 29 provided an exception to the basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some non-monetary exchanges, although commercially substantive, be recorded on a carryover basis. SFAS No. 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance – that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. We were required to adopt SFAS No. 153 in the third quarter of 2005. The adoption had no significant impact on our financial position, results of operations or cash flows.

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (Revised), Share-Based Payment.  SFAS No. 123-R replaces SFAS No. 123 and supersedes APB Opinion No. 25. Adoption of SFAS No. 123-R will require us to record a non-cash expense for our stock compensation plans using the fair value method. Historically we have recorded our compensation cost in accordance with APB Opinion No. 25, which does not require the recording of an expense for our equity related compensation plans if stock options were granted at a price equal to the fair market value of our common stock on the grant date. SFAS No. 123-R is effective for us beginning the first quarter of 2006. Based on options outstanding as of September 30, 2005, and estimated future option grants in 2006, we estimate the adoption of SFAS No. 123-R will result in an additional pre-tax expense of approximately $8,000 in 2006.

In the mining industry, companies may be required to remove overburden and waste materials to access mineral deposits. The costs of removing overburden and waste materials are referred to as “stripping costs.” MIBRAG incurs significant stripping costs in its lignite coal mining operations. In March 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 04-6, Accounting for Stripping Costs Incurred during Production in the Mining Industry. The EITF concluded that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the cost of inventory produced during the period the stripping costs are incurred. EITF No. 04-6 is effective for us in the first quarter of 2006. Based upon MIBRAG’s deferred stripping costs recorded as of September 30, 2005, we estimate the adoption of EITF No. 04-6 will result in a write-down of our investments in unconsolidated affiliates and a reduction of total stockholders’ equity by approximately $83,000 and $54,000, respectively. The actual write-down will vary from this estimate for changes in deferred stripping costs during the remainder of 2005. EITF No. 04-6 requires any adjustment from adoption to be recognized as a cumulative effect adjustment to beginning retained earnings in the period of adoption or by retrospective adjustment of our financial statements, neither of which will affect our earnings in 2006. MIBRAG’s mines are open pit lignite coal mines, which cover several square miles and have an estimated remaining life of 40 or more years. Because of the mining procedures used, MIBRAG generally does not maintain any significant inventory of mined coal. Accordingly, under EITF No. 04-6, costs of removing overburden will be expensed in the period incurred. The execution of the mine plan may result in fiscal periods during which costs incurred for the removal of overburden will not bear a direct relationship to the revenue derived from the sale of coal. This may result in a degree of variability in the future reported earnings of MIBRAG.

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143 (“FIN No. 47”). FIN No. 47 clarifies the term conditional asset retirement obligation as used in SFAS No. 143, Accounting for Asset Retirement Obligations, and requires a liability to be recorded if the fair value of the obligation can be reasonably estimated. The types of asset retirement obligations that are covered by FIN No. 47 are those for which an entity has a legal obligation to perform an asset retirement activity, even though the timing and method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective for us in the fourth quarter of 2005, but is not expected to have a significant impact on our financial position, results of operations or cash flows.

4.              VENTURES

Construction joint ventures

We participate in unconsolidated construction joint ventures that are formed to bid, negotiate and complete specific projects. The unconsolidated construction joint ventures are reflected in our consolidated balance sheets as investments in and advances to construction joint ventures and are accounted for under the equity method. Our proportionate share of revenue, cost of revenue and gross profit for these unconsolidated construction joint ventures is included in our consolidated statements of operations. The size, scope and duration of joint-venture projects vary among periods. The tables below present the financial information for our unconsolidated construction joint ventures in which we do not hold a controlling interest but exercise significant influence. At September 30, 2005 and December 31, 2004, $47,336 and $27,708, respectively, was included in our consolidated balance sheet under the caption “Billings in excess of cost and estimated earnings on uncompleted contracts,” representing our share of unconsolidated construction joint ventures that had an excess of liabilities over assets primarily due to accrued contract losses.

Combined financial position of
non-consolidated construction joint ventures			September 30, 2005	December 31, 2004
Current assets			$338,444	$265,111
Property and equipment, net			9,416	4,403
Current liabilities			(353,626)	(254,993)
Net assets (liabilities)			$(5,766)	$14,521

Combined results of operations of
non-consolidated construction	Three months ended		Nine months ended
joint ventures	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004
Revenue	$353,703	$150,135	$711,443	$475,320
Cost of revenue	(344,158)	(181,273)	(769,606)	(503,687)
Gross profit (loss)	$9,545	$(31,138)	$(58,163)	$(28,367)

Washington Group’s share of results of
operations of non-consolidated construction	Three months ended		Nine months ended
joint ventures	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004
Revenue	$164,274	$62,009	$318,093	$185,486
Cost of revenue	(159,981)	(78,746)	(345,423)	(204,616)
Gross profit (loss)	$4,293	$(16,737)	$(27,330)	$(19,130)

During 2004, a construction joint venture in which we have a 50% interest recognized a contract loss on a $378,000 fixed-price roadway interchange and bridge project. Our share of the loss amounted to $22,500 and $27,500 in the three and nine months ended October 1, 2004. During the second quarter of 2005, the final design for a major portion of the project was completed. Based on the final design and combined with what we believe to be a number of changes directed by the clients, or the state regulatory agency, the estimated costs increased significantly due to quantity growth, cost escalation, and additional labor required. Also, the changes resulted in a later completion date with the attendant costs. We continue to evaluate the ultimate costs associated with this project and during the third quarter of 2005 increased the estimated costs to complete the contract as a result of subcontract and material cost escalation. Our share of these cost increases resulted in additional contract losses of $5,000 and $43,500 for the three and nine months ended September 30, 2005, bringing our share of the total estimated loss to $71,000. To date we have only been able to negotiate acceptable change orders with the clients involved for a small portion of the cost increases. As of September 30, 2005, the project is approximately 38% complete measured on a cost-to-cost basis and is scheduled to be complete in the first quarter of 2007.

Pending change orders and claims submitted to the client total approximately $95,000, of which our share is $47,500. We believe additional claims will be submitted. We believe there will be significant recoveries once the claim process is completed. Because we have not been able to reach agreement on the change orders and claims, recoveries will be recognized only when it is probable they will result in additional revenue and the amount can be reliably estimated. While the entire amount of the current estimated loss has been recognized, actual results may differ from our estimates.

Unconsolidated affiliates

At September 30, 2005, we held ownership interests in unconsolidated affiliates that are accounted for under the equity method, the most significant of which are two incorporated mining ventures: MIBRAG (50%) and Westmoreland Resources (20%). We provide consulting services to MIBRAG and contract mining services to Westmoreland Resources. The tables below present the financial information for our unconsolidated affiliates in which we do not hold a controlling interest but exercise significant influence.

Combined financial position of
unconsolidated affiliates			September 30, 2005	December 31, 2004
Current assets			$159,536	$184,801
Property and equipment, net			549,146	615,475
Other non-current assets			629,204	686,849
Current liabilities			(95,651)	(98,424)
Long-term debt, non-recourse to parents			(237,417)	(257,950)
Other non-current liabilities			(662,052)	(769,739)
Net assets			$342,766	$361,012

Combined results of operations of	Three months ended		Nine months ended
unconsolidated affiliates	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004
Revenue	$125,290	$102,086	$347,012	$332,409
Cost of revenue	(104,821)	(95,931)	(307,032)	(289,928)
Gross profit	$20,469	$6,155	$39,980	$42,481

5.              CREDIT FACILITIES

We have a Senior Secured Revolving Credit Facility (the “Credit Facility”) that provides for up to $350,000 in the aggregate of loans and other financial accommodations allocated pro rata between a tranche A facility and a tranche B facility. On June 14, 2005, we amended the Credit Facility to include more favorable terms, increase the tranche A to $247,500 from $115,000, and decrease the tranche B to $102,500 from $235,000. As amended, the scheduled termination date for both tranche A and tranche B is June 14, 2010. The borrowing rate for tranche A is LIBOR plus an additional margin of 2.00%. The borrowing rate for tranche B is LIBOR plus an additional margin of 1.75%. As of September 30, 2005, the effective borrowing rate was 5.86% for tranche A and 5.61% for tranche B.

The Credit Facility also provides for other fees, including commitment and letter of credit fees, normal and customary for such credit agreements. Under the current terms of the agreement, letters of credit are allocated pro rata between the facilities on the same basis as loans. Letter of credit fees are calculated using the applicable LIBOR margins of 2.00% for tranche A and 1.75% for tranche B plus an issuance fee which is negotiated with the issuing bank. Commitment fees are calculated on the remaining borrowing capacity of each tranche after subtracting any outstanding borrowings and letters of credit. The commitment fee is 0.50% for tranche A and 1.75% for tranche B. At September 30, 2005, $73,048 in face amount of letters of credit were issued and outstanding and no borrowings were outstanding leaving a borrowing capacity of $276,952 under the Credit Facility.

The Credit Facility contains financial covenants requiring the maintenance of specified financial and operating ratios, and specified events of default that are typical for a credit facility of this size, type and tenor. The Credit Facility also contains covenants that limit our ability and the ability of some of our subsidiaries to incur debt or liens, provide guarantees, make investments, merge with or acquire other companies and pay dividends. At September 30, 2005, we were in compliance with all of the covenants under the Credit Facility. The Credit Facility is secured by substantially all of the assets of Washington Group and our wholly owned domestic subsidiaries.

As a result of the June 14, 2005 amendment to the Credit Facility, $3,588 of deferred financing fees were written off during the nine months ended September 30, 2005.

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

Energy & Environment provides services to the U.S. Department of Energy, which is responsible for maintaining the nation’s nuclear weapons stockpile and performing environmental cleanup and remediation. The business unit also provides the U.S. government with construction, contract management, supply-chain management, quality assurance, administrative and environmental cleanup, and restoration services. Energy & Environment provides safety management consulting and waste and environmental technology and engineered products, including radioactive waste containers and technical support services.

The accounting policies of the segments are the same as those described in Note 1, “Significant Accounting Policies,” of the Notes to Consolidated Financial Statement in Part II, Item 8 of our 2004 Annual Report. We evaluate performance and allocate resources based on segment operating income. Segment operating income is total segment revenue reduced by segment cost of revenue and includes equity in income of unconsolidated affiliates. Intersegment and other unallocated operating costs principally consist of residual costs of our non-union subsidiary and unallocated costs of our self-insurance program.

SEGMENT OPERATING INFORMATION

	Three months ended		Nine months ended
	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004
Revenue
Power	$183,740	$146,210	$521,186	$443,299
Infrastructure	167,527	217,409	514,617	694,439
Mining	60,004	34,578	130,350	80,523
Industrial/Process	99,215	104,716	299,776	294,745
Defense	129,365	119,358	414,496	360,132
Energy & Environment	173,652	92,579	406,625	285,015
Intersegment, eliminations and other	1,466	464	1,964	(4,191)
Total revenue	$814,969	$715,314	$2,289,014	$2,153,962
Gross profit (loss)
Power	$18,226	$6,148	$57,835	$20,005
Infrastructure	(6,090)	(12,905)	(50,178)	(993)
Mining	5,634	4,059	3,676	7,248
Industrial/Process	2,991	12,827	2,532	15,656
Defense	10,419	9,797	42,860	27,582
Energy & Environment	13,414	18,634	38,583	50,439
Intersegment and other unallocated costs	(933)	454	(1,999)	(5,798)
Total gross profit	$43,661	$39,014	$93,309	$114,139
Equity in income (loss) of unconsolidated affiliates
Power	$80	$68	$137	$198
Infrastructure	300	249	680	615
Mining	9,399	2,190	17,538	19,426
Industrial/Process	193	212	481	542
Defense	—	—	—	—
Energy & Environment	49	(136)	451	(399)
Intersegment and other	—	—	—	—
Total equity in income of unconsolidated affiliates	$10,021	$2,583	$19,287	$20,382
Operating income (loss)
Power	$18,306	$6,216	$57,972	$20,203
Infrastructure	(5,790)	(12,656)	(49,498)	(378)
Mining	15,033	6,249	21,214	26,674
Industrial/Process	3,184	13,039	3,013	16,198
Defense	10,419	9,797	42,860	27,582
Energy & Environment	13,463	18,498	39,034	50,040
Intersegment and other unallocated costs	(933)	454	(1,999)	(5,798)
General and administrative expenses, corporate	(16,922)	(12,684)	(42,344)	(42,438)
Total operating income	$36,760	$28,913	$70,252	$92,083

7.              TAXES ON INCOME

The components of the effective tax rate for the periods presented is shown in the table below:

	Three months ended		Nine months ended
	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004
Federal tax	35.0%	35.0%	35.0%	35.0%
State tax	.6	3.4	(2.5)	3.3
Nondeductible items	1.9	1.8	1.8	1.8
Foreign tax	.6	.3	.6	.4
Effective tax rate	38.1%	40.5%	34.9%	40.5%

Income from work performed in the Middle East is generally not subject to state income tax. As a result of our increase in earnings from work in the Middle East during 2005, the state tax effective rate is substantially lower than in previous periods. Also, in preparing the state income tax returns for 2004, we revised our estimate of the impact of foreign earnings not subject to state income taxes. The result of this change in estimate was a $2,000 tax benefit recorded in the second quarter of 2005.

During the three months ended September 30, 2005, the deferred income tax valuation allowance was decreased by $27,884 to reflect federal and state net operating loss carryovers which we believe will more likely than not be utilized to offset income tax expense on future earnings. The effect of this change in estimate resulted in an increase of $45,734 in deferred income tax assets and resulted in a corresponding reduction of goodwill.

8.              BENEFIT PLANS

The components of net benefit cost for our pension and post-retirement benefit plans were as follows:

	Three months ended		Nine months ended
Pension benefits	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004
Service cost	$1,268	$1,007	$3,804	$3,021
Interest cost	1,174	1,088	3,524	3,265
Expected return on assets	(469)	(346)	(1,407)	(1,039)
Recognized net actuarial loss	97	30	289	89
Net benefit cost	$2,070	$1,779	$6,210	$5,336

	Three months ended		Nine months ended
Post-retirement benefits	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004
Service cost	$198	$304	$594	$914
Interest cost	728	833	2,186	2,500
Recognized net actuarial loss (gain)	(2)	65	(7)	193
Amortization of prior service cost	—	6	—	18
Net benefit cost	$924	$1,208	$2,773	$3,625

Employer Contributions

We previously disclosed in our financial statements for the year ended December 31, 2004, that we expected to contribute $8,400 and $4,100, respectively, to our pension and post-retirement plans during 2005. During the nine months ended September 30, 2005, $6,281 and $3,417, respectively, have been contributed to our pension and post-retirement plans. We anticipate contributing an additional $1,422 and $1,442, respectively, to fund our pension and post-retirement plans in 2005, for a total of $7,703 and $4,859, respectively.

9.              CONTINGENCIES AND COMMITMENTS

Contract related matters

We have cost-type contracts with the U.S. government that require the use of estimated annual rates for indirect costs. The estimated rates are analyzed periodically and adjusted based on changes in the level of indirect costs we expect to incur and the volume of work we expect to perform. The cumulative effect of changes to estimated rates is recorded in the period of the change. Additionally, the allowable indirect costs for U.S. government cost-type contracts are subject to adjustment upon audit by the U.S. government. To the extent that these audits result in determinations that costs claimed as reimbursable are not allowable costs, or were not allocated in accordance with federal regulations, we could be required to reimburse the government for amounts previously received. Audits by the U.S. government of indirect costs are substantially complete through 2002. Audits of 2003 and 2004 indirect costs are in process.

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

Letters of credit

In the normal course of business, we cause letters of credit to be issued in connection with contract performance obligations that are not required to be reflected in the accompanying condensed consolidated balance sheets. We are obligated to reimburse the issuer of such letters of credit for any payments made thereunder. At September 30, 2005 and December 31, 2004, $100,081 and $157,881, respectively, in face amount of letters of credit were outstanding. We have pledged cash and cash equivalents as collateral for our reimbursement obligations with respect to $27,033 in face amount of letters of credit that were outstanding at September 30, 2005 not related to the Credit Facility. At September 30, 2005, $73,048 of the outstanding letters of credit were issued under the Credit Facility.

Indemnities

We have indemnity obligations relating to the sale of certain assets to Curtiss-Wright Corporation in October 2002. The indemnity provisions relate to environmental conditions that obligate us to pay Curtiss-Wright Corporation up to a maximum $3,500 for environmental losses they incur over $5,000 until October 2007. We are also responsible for environmental losses that exceed $1,300 related to a specified parcel of the sold property through October 2012. British Nuclear Services, Inc. (“BNFL”), has agreed to indemnify us for 40% of losses we incur as a result of our indemnity obligations. We believe that the indemnification obligations will not have a material adverse effect on our financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements

During the three months ended September 30, 2005, we entered into forward foreign currency exchange contracts to mitigate our exposure to fluctuations in currency exchanges rates. The hedging arrangement is for the procurement of equipment that requires a series of milestone payments in Canadian dollars through November 2006 as the equipment is fabricated. The notional amount of the contracts outstanding as of September 30, 2005, is $27,679. During the three and nine months ended September 30, 2005, the change in the fair value of the contracts was reported as a component of other comprehensive income and was not material.

Legal Matters

Litigation and Investigation related to USAID Egyptian Projects.  In 2002, the Inspector General for the U.S. Agency for International Development (“USAID”) requested documentation about and made inquiries into the contractual relationships between one of our U.S. joint ventures and a local construction company in Egypt. The focus of the inquiry was whether the structure of our business relationship with the Egyptian company violated USAID contract regulations with respect to source, origin, and nationality requirements. In January 2004, we entered into an agreement with USAID whereby we agreed to undertake certain compliance and training measures and USAID agreed that we are presently eligible for USAID contracts, including host-country projects, and not under threat of suspension or debarment arising out of matters covered by the USAID inquiry. We satisfactorily completed that training effective November 22, 2004, and, as a result, are currently in good standing to bid on all USAID projects.

In March 2003, we were notified by the Department of Justice (“DOJ”) that the U.S. Government (“Government”) was considering civil litigation against us for potential violations of the USAID source, origin, and nationality regulations in connection with five of our USAID-financed host-country projects located in Egypt beginning in the early 1990’s. Following that notification, we responded to inquiries from the DOJ and otherwise cooperated with the Government’s investigation. In November 2004, the Government filed an action in the U.S. District Court for the District of Idaho against us and the companies referred to above with respect to the Egyptian projects (the “Idaho Action”). The Idaho Action was brought under the Federal False Claims Act, the Federal Foreign Assistance Act of 1961, and common law theories of payment by mistake and unjust enrichment. The complaint seeks damages and civil penalties for violations of the statutes and asserts that the Government is entitled to a refund of all amounts paid to us and the other defendants under the specified contracts. The Government alleges that approximately $373,000 was paid under those contracts. We deny any liability in the action and contest the Government’s damage allegations and its entitlement to any recovery.

Further, on March 23, 2005, we filed a Motion to Enforce the Confirmation Order in the Bankruptcy Court in Nevada, and a Motion to Dismiss or Stay the Action in the Idaho Court pending resolution of the proceedings in the Bankruptcy Court. The Motion to Dismiss still is pending before the Idaho Court. In the filings in the Bankruptcy Court, we have sought dismissal of the Government’s claims pursuant to the Confirmation Order (and other relevant orders of the Bankruptcy Court) because of the Government’s failure to give appropriate notice or otherwise preserve those claims. On August 30, 2005, the Bankruptcy Court granted our Motion to Enforce the Confirmation Order, in total, ruling that all of the Government’s claims (as set forth in the complaint in the Idaho Action) are barred. As of this date, the written order and detailed findings of fact have not been issued by the Bankruptcy Court, but should be entered shortly. We expect that the Government likely will appeal the Bankruptcy Court’s ruling. The outcome of any such appeal is not predictable.

Our joint venture for one of the five projects referred to above brought arbitration proceedings before an arbitral tribunal in Egypt in which it has asserted an affirmative claim for additional compensation for the construction of water and wastewater treatment facilities in Egypt. The project owner, an Egyptian government agency, asserted in a counterclaim that by reason of alleged violations of the USAID source, origin, and nationality regulations, and alleged violations of Egyptian law, our joint venture should forfeit its claim, pay damages of approximately $6,000 and the owner’s costs of defending against the joint venture’s claims in arbitration. We have denied liability on the project owner’s counterclaim. Our affirmative claims and counterclaim have been fully presented to the arbitration panel, and we are awaiting the panel’s decision.

Based on our assessment of the above-described matters, we recorded a charge of $8,200 in the fourth quarter of 2004. Additional loss, if any, is not currently estimable.

Tar Creek Litigation. From the spring of 1996 through the spring of 2001, we were the environmental remediation contractor for the U.S. Army Corps of Engineers (the “USACOE”), with respect to remediation at the Tar Creek Superfund site, at a former mining area in northeast Oklahoma. The USACOE contracted with the U.S. Environmental Protection Agency (the “EPA”) to remove lead contaminated soil in residential areas from more than 2,000 sites and replace it with clean fill material. In February 2000, various federal investigators working with the U.S. Attorney’s Office for the Northern District of Oklahoma executed search warrants and seized records at the Tar Creek project site.  Allegations made at the time included claims that the project falsified truck load tickets and claimed compensation for more loads than actually were hauled, or indicated that full loads were hauled when partial loads actually were carried, as well as claims that the project sought compensation for truckers and injured workers who were directed to remain at the job site, but not to work. In October 2004, the Government advised us that the criminal investigation was concluded in September without any criminal prosecution.

Through claims filed in our bankruptcy proceedings and conversations with lawyers from the Civil Division of the U.S. DOJ, we learned that a qui tam lawsuit was filed against us under the Federal False Claims Act, by private citizens (the “Relators”), alleging fraudulent or false claims by us for payments received in connection with the Tar Creek remediation project.

In March 2004, the DOJ declined to intervene in this civil lawsuit, with the exception of four claims, which are stayed until November 25, 2005. The Relators filed an amended complaint in March 2004, which eliminated the four claims that were reserved to the Government. We moved to dismiss the Relators’ claims; the Court has yet to rule on our Motion to Dismiss. Also, in April 2004, we received a letter from the EPA’s Suspension and Debarment Division seeking information, regarding the qui tam allegations, in order for the EPA to determine whether we presently are a responsible contractor.

In June 2005, we reached an agreement in principle with EPA’s Suspension and Debarment Division to resolve the potential debarment matter. Under the proposed resolution, we agreed to continue to implement and to explore ways to enhance certain company-wide corporate compliance programs and EPA has agreed that it will not pursue any suspension or debarment related to the qui tam allegations. The agreement will become effective upon the resolution of the stayed civil claims.

We continue to discuss the civil matter with the DOJ and Relators’ counsel. We believe there was no wrongdoing by us or our employees at this project.

General Litigation. In addition to the foregoing, there are other claims, lawsuits, disputes with third parties, investigations and administrative proceedings against us relating to matters in the ordinary course of our business activities that we do not expect to have a material adverse effect on our financial position, results of operations or cash flows. Government contracts are subject to specific procurement regulations, contract provisions and a variety of other requirements relating to the formation, administration, performance and accounting for these contracts. As a result of our government contracting, claims for civil or criminal fraud may be brought by the Government for violations of those regulations, requirements, and statutes.

10.       ACQUISITION OF BNFL’s INTEREST IN GOVERNMENT CONTRACTING VENTURES

On August 25, 2004, we entered into an agreement to acquire BNFL’s 40% economic interest in two government-contracting ventures, effective July 31, 2004. The ventures manage highly complex facilities and programs for the U.S. Department of Energy (“DoE”) and Department of Defense (“DoD”) and provide engineering, construction, management and risk-analysis services for a variety of governmental markets.  Under the terms of the agreement, we own and control the ventures and generally will pay BNFL 40% of future earnings from certain existing contracts and on future Washington Group contracts, if any, at certain DoE sites and one DoD site (the “40% Legacy Contracts”) and 10% of the earnings from all other future contracts with the DoE through September 30, 2012 (the “10% Contracts”). BNFL will not share in any losses related to the 10% Contracts if they occur in the future, but will retain its portion of liabilities incurred prior to July 31, 2004. The acquisition was conditioned upon compliance with the Hart-Scott-Rodino Antitrust Act (the “HSR Act”). This

condition was satisfied on April 7, 2005 (the “Effective Date”), the date an exemption from the HSR Act filing requirement became effective pursuant to rules newly adopted by the Federal Trade Commission.

For accounting purposes, the agreement has been bifurcated between the 40% Legacy Contracts and the 10% Contracts. Prior to the acquisition, BNFL had a 40% economic interest in the 40% Legacy Contracts and continues to receive 40% of the earnings from such contracts. In substance there has been no change in the economic relationship of the parties and therefore payments to BNFL for their share of the earnings from the 40% Legacy Contracts have not been recorded as consideration for the acquisition of a minority interest. Prior to the acquisition, BNFL’s portion of the earnings related to the 40% Legacy Contracts was classified on the statement of operations as minority interest in income of consolidated subsidiaries. BNFL’s portion of the cash flows related to the 40% Legacy Contracts was classified on the statement of cash flows as a financing activity as distributions to minority interests. After the Effective Date, BNFL’s share of the earnings related to the 40% Legacy Contracts has been classified as cost of revenue and BNFL’s share of the cash flows related to the 40% Legacy Contracts has been classified as an operating activity.

Payments to BNFL for the 10% Contracts are treated as consideration for the acquisition of a minority interest and are recorded using the purchase method of accounting. Pursuant to purchase method accounting, the acquired assets and assumed liabilities have been recorded at estimated fair values. The fair value of assets acquired exceeded liabilities assumed resulting in $6,292 of contingent consideration being recorded at the Effective Date. Future payments for the 10% Contracts will initially reduce the contingent consideration and then be recorded as goodwill.

Other significant adjustments related to the acquisition include: i) elimination of BNFL’s minority interest of $46,135; (ii) elimination of $64,066 of goodwill; and (iii) recording a receivable of $24,613 from BNFL for its portion of pension liabilities retained. We do not anticipate that the acquisition will have a significant impact on our results of operations and cash flows except for the classification of BNFL’s portion of the earnings and cash flows for the 40% Legacy Contracts as explained above.

11.       EQUITY TRANSACTIONS

During the three and nine months ended September 30, 2005, options to purchase 4 and 401 shares, respectively, of common stock were granted at weighted average exercise prices of $51.58 and $42.52, respectively. In addition, 1 and 131 shares, respectively, of restricted stock were awarded to key employees during the three and nine months ended September 30, 2005. The fair value of the restricted stock of $5,552 is being expensed over the three-year vesting period of the restricted stock beginning on the restricted stock grant date.

During the three and nine months ended September 30, 2005, options to purchase 145 and 728 shares, respectively, of common stock were exercised.  Proceeds from the exercises during the three and nine months ended September 30, 2005 amounted to $3,272 and $15,884, respectively.

During the three and nine months ended September 30, 2005, warrants to purchase 39 and 140 shares, respectively, were exercised. Proceeds from the exercises during the three and nine months ended September 30, 2005, amounted to $1,202 and $4,095, respectively.

On August 3, 2005, we announced that our Board of Directors authorized management to repurchase, from time to time, up to $50,000 of outstanding warrants and shares of common stock in open market or negotiated transactions. On October 31, 2005, our Board of Directors authorized an increase in the amount of common stock and warrants that may be repurchased under the existing repurchase program, from $50,000 to $100,000. During the three and nine months ended September 30, 2005, warrants to purchase 1,076 shares of common stock were acquired at a cost of $20,976.

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

We are subject to numerous factors that have an impact on our ability to obtain new work. The Power business unit is dependent on the domestic demand for new power generating facilities and the modification of existing power facilities. Infrastructure is affected by the availability of public sector funding for transportation projects and the availability of bonding. Mining is affected by demand for coal, precious metals, and other extractive resources. The Industrial/Process business unit is affected in general by the growth prospects in the U.S. economy and more directly by the capital spending plans of its large customer base. Industrial Process also provides services to the natural gas processing industry. With the increase in the price of oil and natural gas, the business unit is actively pursuing opportunities in this market. Finally, the Defense and Energy & Environment business units are almost entirely dependent on the spending levels of the U.S. government, in particular, the Departments of Energy and Defense.

CRITICAL ACCOUNTING POLICIES AND RELATED CRITICAL ACCOUNTING ESTIMATES

Our accounting and financial reporting policies are in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet date, and the reported amounts of revenue and expenses during the reporting period. Our significant accounting policies are described in Note 1, “Significant Accounting Policies” of the Notes to Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the 2004 Annual Report). The following discussion is intended to describe those accounting policies most critical to the preparation of our consolidated financial statements. The development and selection of the critical accounting policies, related critical accounting estimates and the disclosure below have been reviewed with the Audit Review Committee of our Board of Directors. There were no changes in our critical accounting policies during the three and nine months ended September 30, 2005.

Revenue recognition. We follow the provisions of SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. We recognize revenue on engineering and construction-type contracts using the percentage-of-completion method of accounting whereby revenue is recognized as performance under the contract progresses. For most of our fixed-price and target-price contracts, we use a cost-to-cost approach to measure progress toward completion. Under the cost-to-cost method, we make periodic estimates of our progress toward completion by comparing costs incurred to date with total estimated contract costs. Revenue is then calculated on a cumulative basis (project-to-date) as the total contract value multiplied by the current percentage complete. Revenue for a reporting period is calculated as the cumulative project-to-date revenue less project revenue recognized in prior periods. However, we defer profit recognition on fixed-price and certain target-priced construction contracts until progress is sufficient to estimate the probable outcome, which generally does not occur until the project is at least 20% complete. Fixed-price contracts accounted for 24% and 28% of our total revenue for the nine months ended September 30, 2005 and October 1, 2004, respectively.

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

The amount of revenue recognized depends on whether the contract or project is determined to be an “at-risk” or an “agency” relationship between the client and us. Determination of the relationship is based on characteristics of the contract or the relationship with the client. For “at-risk” relationships, the gross revenue and the costs of materials, services, payroll, benefits, non-income tax, and other costs are recognized in our statement of operations. For “agency” relationships, where we act as an agent for our client, only the base and award fees are recognized as revenue.

The use of the percentage-of-completion method for revenue recognition requires the use of various estimates, including among others, the extent of progress towards completion, contract completion costs, and contract revenue. Profit margins to be recognized are dependent upon the accuracy of estimated engineering progress, materials quantities, achievement of milestones and other incentives, penalty provisions, labor productivity and other cost estimates. Such estimates are dependent upon various judgments we make with respect to those factors, and some are difficult to accurately determine until the project is significantly underway. Progress is evaluated each reporting period. We recognize adjustments to profitability on contracts utilizing the percentage-of-completion method on a cumulative basis, when such adjustments are identified. We have a history of making reasonably dependable estimates of the extent of progress towards completion, contract revenue and contract completion costs on our long-term engineering and construction contracts. However, due to uncertainties inherent in the estimation process, it is possible that actual completion costs may vary from estimates. In limited circumstances, we may use the completed-contract method for specific contracts for which reasonably dependable estimates cannot be made or for which inherent hazards make the estimates doubtful. The completed contract method was not utilized during any of the periods presented.

Change orders and claims. Once contract performance is underway, we often experience changes in conditions, client requirements, specifications, designs, materials, and work schedule. Generally, a “change order” will be negotiated with our customer to modify the original contract to approve both the scope and price of the change. Occasionally, however, disagreements arise regarding changes, their nature, measurement, timing, and other characteristics that impact costs and revenue under the contract. When a change becomes a point of dispute between our customer and us, as to both scope and price, we then consider it as a claim.

Costs related to change orders and claims are recognized when they are incurred. Change orders are included in total estimated contract revenue when it is probable that the change order will result in a bona fide addition to contract value and can be reliably estimated. Claims are included in total estimated contract revenue, only to the extent that contract costs related to the claim have been incurred, when it is probable that the claim will result in a bona fide addition to contract value and can be reliably estimated. No profit is recognized on claims until final settlement occurs. This can lead to a situation where costs are recognized in one period and revenue is recognized when customer agreement is obtained or claim resolution occurs, which can be in subsequent periods. We recognized claim revenue of $4.3 million and $22.4 million, respectively, during the three and nine months ended September 30, 2005, and $25.8 million and $29.0 million, respectively, during the three and nine months ended

October 1, 2004. Substantially all claims were settled and collected during each respective period for which claim revenue was recognized. Additional contract related costs, including subcontractors share of claim settlements, of $0.1 million and $1.6 million, respectively, for the three and nine months ended September 30, 2005, and $1.2 million and $0.9 million, respectively, for the three and nine months ended October 1, 2004, reduced the impact on operating income of the claim settlements disclosed above.

Estimated losses on uncompleted contracts and changes in contract estimates. We record provisions for estimated losses on uncompleted contracts in the period in which such losses are identified. The cumulative effect of revisions to contract revenue and estimated completion costs are recorded in the accounting period in which the amounts become evident and can be reasonably estimated. These revisions include such items as the effects of change orders and claims, warranty claims, liquidated damages or other contractual penalties, adjustments for audit findings on U.S. government contracts and contract closeout settlements. It is possible that there will be future and currently unknown significant adjustments to our estimated contract revenues, costs, and gross margins for contracts currently in process, particularly in the later stages of the contracts. These adjustments are common in the construction industry and inherent in the nature of our contracts. These adjustments could, depending on the magnitude of the adjustments and the number of contracts being completed, materially, positively or negatively, affect our operating results in an annual or quarterly reporting period.

Goodwill. As of September 30, 2005, we have $167.4 million of goodwill. Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, goodwill is no longer amortized but is to be tested for impairment at least annually. We regularly evaluate whether events and circumstances have occurred which may indicate a possible impairment of goodwill and perform the annual impairment test for all of our reporting units each October. In conducting the impairment test, we apply various techniques to estimate the fair value of our reporting units. These techniques are inherently subjective, and the resulting values are not necessarily representative of the values we might obtain in a sale of our reporting units to a willing third party. Based on our annual review of the recoverability of goodwill as of October 31, 2004, we determined that our goodwill was not impaired. However, our businesses are cyclical and subject to competitive pressures. Therefore it is possible that the goodwill values of our business units could be adversely impacted in the future by these or other factors and that a significant impairment adjustment, which would reduce earnings and potentially affect debt covenants, could be required in such circumstances.

Litigation claims and contingencies. In the normal course of business, we are subject to a variety of contractual guarantees and litigation. In general, guarantees can relate to project scheduling, project completion, plant performance, or meeting required standards of workmanship. Most of our litigation involves us as a defendant in workers’ compensation, personal injury, contract, environmental, environmental exposure, professional liability, and other similar lawsuits. We maintain insurance coverage for some aspects of our business and operations. In addition, we have elected to retain a portion of insured losses that may occur through the use of various deductibles, limits, and retentions under our insurance programs. This situation may subject us to some future liability for which we are only partially insured, or completely uninsured. Self-insurance reserves are established and maintained for uninsured business risks.

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

OTHER SIGNIFICANT ACCOUNTING POLICIES AND TERMS

The following summary of significant accounting policies and terms is presented to provide a better understanding of our industry, our consolidated financial statements, and discussion and analysis of our results of operations and financial position and liquidity.

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

There are three unique aspects of our approach to recording new work and backlog:

•                  Government contracts - Most of our government contracts cover several years. However, funding for the contracts is subject to annual appropriations by Congress. To account for the risk that future amounts may not be appropriated, we only include the most immediate two years of forecast revenue in our backlog. Therefore, as time passes and appropriations occur, additional new work is recorded on existing government contracts. At September 30, 2005, U.S. government funded contracts comprised approximately 40% of our total backlog.

•                  Mining contracts - Mining contracts span varying periods of time up to the life of the resource. For new work and backlog purposes, we limit the amount recorded to five years. Similar to our practices with government contracts, as time passes, we recognize additional new work as commitments for that future work are firmed up. At September 30, 2005, mining contracts comprised approximately 13% of our total backlog.

•                  At-risk and agency contracts - The amount of new work and related backlog recognized depends on whether the contract or project is determined to be an “at-risk” or “agency” relationship between the client and us. For “at-risk” relationships, the expected gross revenue is included in new work and backlog. For relationships where we act as an agent for our client, only the expected net fee revenue is included in new work and backlog. At September 30, 2005, agency contracts comprised approximately 6% of our total backlog.

Joint ventures and equity investments are utilized when contracts are executed jointly through partnerships and joint ventures with unrelated third parties.

•                  Joint ventures. A large part of our work on large construction and engineering projects is performed through unincorporated joint ventures with one or more partners. For those in which we control the joint venture by contract terms or other means, the assets, liabilities, and results of operations of the joint venture are fully consolidated in our financial statements, and the minority interests of third parties are separately deducted in our financial statements. For those construction joint ventures in which we do not control the joint venture, we report our pro rata portion of revenue and costs, but the balance sheet reflects only our net investment in the project. Joint ventures not involving construction or engineering activities, and which we do not control, are reported using the equity method of accounting in which we record our portion of the joint venture’s net income or loss as equity in income or loss of unconsolidated affiliates and our investment on the balance sheet reflects our original investment, at cost, as adjusted for our equity in the income or loss of the joint venture.

•                  Partially owned subsidiary companies. For incorporated ventures in which we have a controlling interest, the assets, liabilities, and results of operations of the subsidiary company are fully consolidated in our financial statements, and the minority interests of third parties are separately deducted in our financial statements. However, for those in which we do not have a controlling interest but do have significant influence, we use the equity method of accounting in which we record our portion of the subsidiary company’s net income or loss as equity in income or loss of unconsolidated affiliates and our investment on the balance sheet reflects our original investment, at cost, as adjusted for our undistributed equity in the income or loss of the subsidiary company.

Accounts receivable represent amounts billed to clients that have not been paid. On large fixed-price construction contracts, contract provisions may allow the client to withhold from 5% to 10% of invoices until the project is completed, which may be several months or years. These amounts withheld, referred to as retentions, are recorded as receivables, and are separately disclosed in the financial statements.

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

Self-insurance reserves are maintained for uninsured business risks. We carry substantial premium-paid, traditional insurance for our various business risks; however, we do self-insure the lower level deductibles for workers’ compensation and general, automobile, and professional liability. As such, we carry self-insurance reserves on our balance sheet. The current portion of the self-insurance reserves is included in other accrued liabilities.

Minority interest reflects the equity investment by third parties in certain subsidiary companies and joint ventures that we have consolidated in our financial statements.

Government contract costs are incurred under some of our contracts, primarily in our Defense, Energy & Environment, Power, and Infrastructure business units. We have contracts with the U.S. government that contain provisions requiring compliance with the U.S. Federal Acquisition Regulations and the U.S. Cost Accounting Standards. The allowable costs we charge to those contracts are subject to adjustment upon audit by various agencies of the U.S. government. Audits of indirect costs are complete through 2002. Audits of 2003 and 2004 indirect costs are in process. We have prepared and submitted cost impact statements for 1989 through 1998 that have been audited by the U.S. government. We are currently negotiating the resolution of certain proposed audit adjustments to the cost impact statements. We are also in the process of preparing cost impact statements for 1999 through 2004. While we have provided for amounts we believe may be owed to the U.S. government under cost reimbursable contracts, actual results may differ from our estimates.  We believe that the results of indirect cost audits and cost impact assessments will not have a material adverse effect on our financial position, results of operations or cash flows.

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

BUSINESS UNIT NEW WORK AND BACKLOG

New work, which represents additions to backlog for the period, is presented below for each business unit:

NEW WORK	Three months ended		Nine months ended
(In millions)	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004
Power	$223.6	$445.4	$730.6	$587.9
Infrastructure	256.1	105.4	519.1	823.7
Mining	16.9	240.1	290.2	266.2
Industrial/Process	115.9	61.3	306.2	346.9
Defense	114.1	138.3	425.4	432.3
Energy & Environment	200.7	124.2	865.1	327.3
Other	1.5	.4	2.0	(4.2)
Total new work	$928.8	$1,115.1	$3,138.6	$2,780.1

The following table summarizes our changes in backlog for each of the periods presented:

CHANGES IN BACKLOG	Three months ended		Nine months ended
(In millions)	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004
Beginning backlog	$4,730.6	$3,531.0	$4,004.1	$3,322.5
New work	928.8	1,115.1	3,138.6	2,780.1
Adjustments	(101.4)	—	(101.4)	—
Revenue and equity income recognized	(825.0)	(717.9)	(2,308.3)	(2,174.4)
Ending backlog	$4,733.0	$3,928.2	$4,733.0	$3,928.2

Backlog adjustments during the three and nine months ended September 30, 2005, primarily resulted from the owner of a Nevada copper mine deciding to self-perform mining operations and terminating our mining contract.  Additionally, an Infrastructure operations and maintenance contract recorded as new work in the second quarter of 2005 was subsequently adjusted to be reported using the equity method rather than being consolidated resulting in an adjustment of $78.3 million to beginning backlog as of July 1, 2005. This adjustment had no impact on future estimated earnings on the contract.

Backlog at September 30, 2005, July 1, 2005, and December 31, 2004 consisted of the following for each business unit:

BACKLOG
(In millions)	September 30, 2005	July 1, 2005	December 31, 2004
Power	$896.8	$885.9	$716.4
Infrastructure	1,122.6	1,036.8	1,121.3
Mining	594.3	711.0	516.1
Industrial/Process	299.4	282.9	293.5
Defense	880.6	895.9	869.7
Energy & Environment	939.3	918.1	487.1
Total backlog	$4,733.0	$4,730.6	$4,004.1

New work and backlog

At September 30, 2005, our backlog was $4,733.0 million, an increase of $728.9 million from December 31, 2004. Backlog on government contracts includes only two years’ worth of the portions of such contracts that are currently funded or which management is highly confident will be funded. In this regard, the reported backlog at September 30, 2005 excludes $3.1 billion of government contracts in progress for work to be performed beyond the third quarter of 2007. Our backlog at September 30, 2005 consisted of approximately 72% cost-type and 28% fixed-price contracts compared with 64% cost-type and 36% fixed-price contracts at the end of 2004.

New work includes the following significant contracts:

	Three months ended	Nine months ended
(In millions)	September 30, 2005	September 30, 2005
Power
Plant modification contracts	$105.6	$256.3
Middle East task orders	33.6	213.8

Infrastructure
Middle East task orders	20.6	103.2
Construction of dam located in Illinois	166.7	202.9
Engineering, operations and maintenance contract in Texas	—	55.2
Mining
Silver and zinc mining contract in Bolivia	9.0	170.9
Phosphate mine in Idaho	—	56.4
Industrial Process
Facilities operation and management contract	3.5	45.0
Maintenance of several industrial sites	54.8	69.6
Defense
Chemical demilitarization contract continuations	56.1	253.6
Threat reduction project in the former Soviet Union	15.9	69.7
Energy & Environment
Department of Energy site operations, maintenance and management services contract in Idaho	27.3	557.1

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the three and nine months ended September 30, 2005 and October 1, 2004, and is included to facilitate our analysis and discussion of results of operations.

	Three months ended		Nine months ended
(In millions)	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004
Total revenue	$815.0	$715.3	$2,289.0	$2,154.0
Gross profit	$43.7	$39.0	$93.3	$114.1
Equity in income of unconsolidated affiliates	10.0	2.6	19.3	20.4
General and administrative expenses	(16.9)	(12.7)	(42.3)	(42.4)
Operating income	36.8	28.9	70.3	92.1
Interest income	1.9	0.6	6.0	1.8
Interest expense	(1.9)	(3.4)	(8.2)	(11.5)
Other income (expense), net	(.5)	1.6	(.6)	0.3
Write-off of deferred financing fees	—	—	(3.6)	—
Income before reorganization items, income taxes, and minority interests	36.3	27.7	63.9	82.7
Reorganization items	—	—	—	1.2
Income tax expense	(13.8)	(11.2)	(22.3)	(34.0)
Minority interests in income of consolidated subsidiaries	(2.2)	(4.2)	(4.7)	(11.3)
Net income	$20.3	$12.3	$36.9	$38.6

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE AND NINE MONTHS ENDED OCTOBER 1, 2004

Revenue and operating income

Revenue for the three and nine months ended September 30, 2005 increased $99.7 million and $135.0 million, or 14% and 6%, respectively, from the comparable periods of 2004. Revenue increased from a new environmental cleanup project in Idaho; work performed on domestic infrastructure dam, highway and light rail projects; increased activity and scope on threat reduction projects in the former Soviet Union; and revenue from new mining contracts. The increase in revenue was partially offset by a decline from the winding down and completion of a light rail project, a delayed schedule of a large environmental construction contract and the completion of a large decontamination and demolition contract. Revenue from task orders in the Middle East declined to $84.7 million and $278.4 million for the three and nine months ended September 30, 2005, respectively, as compared to $112.9 million and $445.2 million for the comparable periods of 2004 due to the completion of several large infrastructure and power task orders with the USACOE.

Operating income for the three months ended September 30, 2005 increased $7.9 million from the three months ended October 1, 2004. The significant contributors to the increase include an increase in earnings from our MIBRAG mining venture in Germany; an increase in award fees earned from work in the Middle East; and a decrease in project losses associated with highway projects. The increase in operating income for the third quarter of 2005 was partially offset by a decrease in claims settled and the impact of recording BNFL’s share of earnings in our government contracting ventures as cost of revenue rather than minority interest.

Operating income for the nine months ended September 30, 2005 declined $21.8 million from the comparable period of 2004 due to losses recognized on three fixed-price highway projects and a bridge construction project; a reduction in earnings from the completion of several projects; and a reduction in claim settlements. The decline in operating income was partially offset by an increase in earnings from ongoing projects including fees earned on threat reduction projects in the former Soviet Union and increased award fees earned from work in the Middle East.  Operating income from task orders in the Middle East increased to $7.8 million and $37.5 million, respectively, for the three and nine months ended September 30, 2005, as compared to $2.5 million and $29.6 million, respectively, for the comparable periods of 2004.

A summary of the significant changes in operating income is included in the following table:

	Three months	Nine Months
Operating income for the three and nine months ended October 1, 2004	$28.9	$92.1

Increase in earnings from Middle East task orders	5.3	7.9
Significant project losses in 2004	29.0	34.0
Significant project losses in 2005	(5.2)	(65.6)
Increase in earnings from ongoing projects	10.7	37.0
Decrease in earnings from completion of contracts	(8.4)	(19.7)
Decrease in claim settlements	(20.4)	(7.4)
Increase (decrease) in earnings from MIBRAG	7.2	(1.9)
BNFL’s share of earnings reported as cost of revenue	(5.0)	(7.7)
Other	(5.3)	1.6
Operating income for the three and nine months ended September 30, 2005	$36.8	$70.3

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

Equity in income of unconsolidated affiliates

Equity in income of unconsolidated affiliates for the three and nine months ended September 30, 2005 increased $7.4 million and declined $1.1 million, respectively, from the comparable periods of 2004. During the three and nine months ended September 30, 2005, earnings from our share of the MIBRAG mining venture in Germany increased $7.2 million and declined $1.9 million, respectively, from the comparable periods in 2004. The two primary customers of MIBRAG, from time to time, have planned maintenance and other outages as well as fluctuations in utilization at the power plants they operate. The timing and duration of such outages and fluctuations vary from year to year. MIBRAG’s earnings declined during the first quarter of 2005 due to lower coal sales to one of MIBRAG’s primary customers as a result of performance issues at one of its power plants. MIBRAG’s coal sales declined further in the second quarter of 2005 while the customer made repairs to that power plant and as a result of scheduled maintenance and modification outages at one of the other customer’s power plants. Both the repairs and the outage were substantially completed by the end of the second quarter. During the third quarter of 2005, MIBRAG’s earnings increased from the third quarter of 2004 due to customer outages that occurred during the third quarter of 2004 impacting earnings for that period.

General and administrative expenses

General and administrative expenses for the three and nine months ended September 30, 2005 increased $4.2 million and declined $0.1 million from the comparable periods in 2004. The changes were primarily due to the recognition of expense related to incentive compensation based on the timing of earnings.

Interest income

Interest income for the three and nine months ended September 30, 2005 increased $1.3 million and $4.2 million, respectively, from the comparable periods of 2004 due to higher cash balances available for investment and an increase in short-term interest rates.

Interest expense

Interest expense for the three and nine months ended September 30, 2005 declined $1.5 million and $3.3 million, respectively, from the comparable periods of 2004 due to improved terms from amendments to our credit facility and the reduction in the amount of letters of credit outstanding.

Write-off of deferred financing fees

On June 14, 2005, we amended our $350 million credit facility to include more favorable provisions and to extend the term to June 2010. The amendment of the credit facility required a $3.6 million write-off of unamortized deferred financing fees. Based on the amended credit facility, we expect interest expense to be in the range of $8 to $9 million per year.

Reorganization items

During the nine months ended October 1, 2004, a $1.2 million reduction in estimated professional expenses to settle outstanding claims from our bankruptcy was recorded.

Income tax expense

The components of the effective tax rate for the periods presented, is shown in the table below:

	Three months ended		Nine months ended
	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004
Federal tax	35.0%	35.0%	35.0%	35.0%
State tax	.6	3.4	(2.5)	3.3
Nondeductible items	1.9	1.8	1.8	1.8
Foreign tax	.6	.3	.6	.4
Effective tax rate	38.1%	40.5%	34.9%	40.5%

Income from work performed in the Middle East is generally not subject to state income tax. As a result of our increase in earnings from work in the Middle East during 2005, the state tax effective rate is substantially lower than in previous periods. Also, in preparing the state income tax returns for 2004, we revised our estimate of the impact of foreign earnings not subject to state income taxes. The result of this change in estimate was a $2.0 million tax benefit recorded in the second quarter of 2005.

During the three months ended September 30, 2005, the deferred income tax valuation allowance was decreased by $27.9 million to reflect federal and state net operating loss carryovers which we believe will more likely than not be utilized to offset income tax expense on future earnings. The effect of this change in estimate resulted in an increase of  $45.7 million in deferred income tax assets and resulted in a corresponding reduction of goodwill.

Minority interests in income of consolidated subsidiaries

Minority interests in income of consolidated subsidiaries for the three and nine months ended September 30, 2005 declined $2.0 million and $6.6 million from the comparable periods of 2004. On April 7, 2005, we consummated the acquisition of BNFL’s interest in the government contracting ventures. See Note 10 “Acquisition of BNFL’s Interest in Government Contracting Ventures”, of Notes to Condensed Consolidated Financial Statements in Item 1 of this report. BNFL’s share of the earnings on certain contracts is now classified as cost of revenue rather than minority interest in income of consolidated subsidiaries as had been the case prior to the acquisition. During the three and nine months ended September 30, 2005, BNFL’s share of the earnings totaled $5.0 million and $7.7 million, respectively.

BUSINESS UNIT RESULTS

(In millions)

	Three months ended		Nine months ended
Revenue	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004
Power	$183.7	$146.2	$521.2	$443.3
Infrastructure	167.5	217.4	514.6	694.5
Mining	60.0	34.6	130.3	80.5
Industrial/Process	99.2	104.7	299.8	294.8
Defense	129.4	119.4	414.5	360.1
Energy & Environment	173.7	92.6	406.6	285.0
Intersegment and other	1.5	.4	2.0	(4.2)
Total revenue	$815.0	$715.3	$2,289.0	$2,154.0

	Three months ended		Nine months ended
Operating income (loss)	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004
Power	$18.3	$6.2	$58.0	$20.2
Infrastructure	(5.8)	(12.7)	(49.5)	(.4)
Mining	15.0	6.3	21.2	26.7
Industrial/Process	3.2	13.0	3.0	16.2
Defense	10.4	9.8	42.9	27.6
Energy & Environment	13.5	18.5	39.0	50.0
Intersegment and other unallocated operating costs	(.9)	.5	(2.0)	(5.8)
Total segment operating income	53.7	41.6	112.6	134.5
General and administrative expenses, corporate	(16.9)	(12.7)	(42.3)	(42.4)
Total operating income	$36.8	$28.9	$70.3	$92.1

Power

Revenue for the three and nine months ended September 30, 2005 increased $37.5 million and $77.9 million, or 26% and 18%, respectively, from the comparable periods of 2004. Revenue from work performed in the Middle East increased $28.1 million and $56.4 million, respectively, during the third quarter of 2005 and year to date from the comparable periods of 2004. Revenue also grew from increased scope on a modification services contract, increased activity on a new generation plant in Puerto Rico, and revenue from a new modification services contract in Michigan together totaling $40.3 million and $104.0 million, respectively, for the three and nine months ended September 30, 2005. In addition, revenue increased from a claim settlement on a completed international project. The increase in revenue was partially offset by a decline of $34.0 million and $107.4 million for the three and nine months, respectively, from the winding down and completion of a new generation power project in Wisconsin, a steam generator replacement project in South Carolina, and two plant modification projects in Alabama. Revenue from the Middle East totaled $66.5 million and $170.3 million, respectively, for the three and nine months ended September 30, 2005, compared to $38.4 million and $113.9 million, respectively, for the three and nine months ended October 1, 2004.

Operating income for the three and nine months ended September 30, 2005 increased $12.1 million and $37.8 million, respectively, from the comparable periods of 2004, due to an increase in work in the Middle East, claim settlements on the completed international project, and an increase in activity on three new projects. The increase was partially offset by a decrease in earnings from the winding down and completion of the new generation power project and the steam generator replacement project. Operating income from the Middle East totaled $6.5 million and $21.0 million, respectively, for the three and nine months ended September 30, 2005 and $(0.4) million and $3.4 million, respectively, for the three and nine months ended October 1, 2004. Operating income included claim settlements of $4.2 million and $17.9 million, respectively, in the three and nine months ended September 30, 2005. Claim settlements in the comparable periods of 2004 were not material.

Infrastructure

Revenue for the three and nine months ended September 30, 2005 declined $49.9 million and $179.9 million, or 23% and 26%, respectively, from the comparable periods of 2004.  Revenue from work in the Middle East in the third quarter and the first nine months of 2005 declined $58.3 million and $240.4 million, respectively, due to the substantial completion of several large task orders. In addition, revenue declined $24.6 million and $47.3 million, respectively, from the winding down of a light rail project in New Jersey. The decline in revenue was partially offset by increased construction activity at two highway projects in California, a dam in Illinois and a light rail project in California. Revenue from the Middle East totaled $16.1 million and $90.8 million, respectively, for the three and nine months ended September 30, 2005 as compared to $74.4 million and $331.2 million, respectively, for the three and nine months ended October 1, 2004. Revenue of $62.2 million and $159.0 million, respectively, was recognized during the three and nine months ended September 30, 2005 on projects which either generated losses or had not yet reached the point at which earnings are recognized.

Operating loss for the three months ended September 30, 2005 of $5.8 million declined $6.9 million from the comparable period of 2004.  Operating loss for the nine months ended September 30, 2005 of $49.5 million increased $49.1 million from the comparable period of 2004. Operating loss for the third quarter of 2005 included a $3.3 million loss on a bridge project in Florida and a $5.0 million loss on a highway project. In addition, a recovery of $4.7 million was recognized from a change order on a highway project on which a loss had previously been recorded. During the third quarter of 2004, $28.7 million of losses were recorded on two highway projects. Operating loss for the nine months ended September 30, 2005 was impacted by $65.6 million of losses on three highway projects and a bridge project. Operating loss for the nine months ended October 1, 2004 included $34.0 million of losses on the highway projects. In addition, operating loss for the three and nine months ended September 30, 2005 was impacted by a reduction in earnings of $1.8 million and $11.7 million, respectively, from work in the Middle East due to the substantial completion of several large task orders, and a reduction in earnings on a light rail project in New Jersey principally from a $12.2 million claim settlement recognized in the third quarter of 2004. Earnings from a new dam construction project in Illinois and a new airport runway construction project in California partially offset the operating losses in 2005. There were no claim settlements in the third quarter of 2005 compared to $14.6 million in 2004. For the nine months, claim settlements totaled $2.8 million in 2005 compared to $15.0 million in 2004. Operating income from the Middle East totaled $1.1 million and $14.5 million, respectively, for the three and nine months ended September 30, 2005 compared to $2.9 million and $26.2 million, respectively, for the three and nine months ended October 1, 2004.

Mining

Revenue for the three and nine months ended September 30, 2005 increased $25.4 million and $49.8 million, or 73% and 62%, respectively, from the comparable periods of 2004. The increase was due to revenue from new domestic and international contract mining projects. The increase in revenue was partially offset by a reduction in revenue from the shutdown of a phosphate mine in Idaho. During the third quarter of 2005, the owner of a Nevada copper mine decided to self-perform the mining work. As a result, our contract was terminated and $61 million was removed from backlog.

Operating income for the three and nine months ended September 30, 2005 increased $8.7 million and declined $5.5 million, respectively, from the comparable periods of 2004. During the three and nine months ended September 30, 2005, earnings from our share of the MIBRAG mining venture in Germany increased $7.2 million and declined $1.9 million, respectively, from the comparable periods in 2004. The two primary customers of MIBRAG, from time to time, have planned maintenance and other outages as well as fluctuations in utilization at the power plants they operate. The timing and duration of such outages and fluctuations vary from year to year.  During 2005, the outages were substantially completed by the end of the second quarter. During 2004, outages occurred during the third quarter reducing earnings for that period. Mining’s operating income during the three and nine months ended September 30, 2005 included a $2.0 million contract termination fee related to the Nevada copper mine project but was negatively impacted by start-up costs at new projects earlier in 2005.

Industrial/Process

Revenue for the three and nine months ended September 30, 2005 decreased $5.5 million and increased $5.0 million, or (5%) and 2%, respectively, from the comparable periods of 2004. The decrease in revenue for the third quarter was primarily due to a $10.0 million claim settlement recognized in the third quarter of 2004, the winding down and completion of several facilities management contracts in 2005, and the closeout and completion of a major process project. The decline in revenue was partially offset by continued growth on a new facilities management project, a new life sciences project, and the start up of an international sulfur handling plant contract. In addition to the foregoing, revenue for the nine months ended September 30, 2005 increased from the comparable period of 2004 from a new engineering, procurement and construction contract for a food processing facility.

Operating income for the three and nine months ended September 30, 2005 declined $9.8 million and $13.2 million, respectively, from the comparable periods of 2004 primarily due to a $10.0 million claim settlement and $3.9 million from the expiration of the warranty period on a major process contract, both recognized in the third quarter of 2004. During the third quarter of 2005, operating income included $2.7 million from a favorable settlement of a completed contract. Operating income and margin during the three and nine months ended

September 30, 2005 were impacted by increased proposal costs and a shortfall in work to cover fixed costs, including specialists’ down time pending the award of new contracts. Operating income in the three and nine months ended October 1, 2004 included claim settlements of $10.0 million and $12.5 million, respectively.

Defense

Revenue for the three and nine months ended September 30, 2005 increased $10.0 million and $54.4 million, or 8% and 15%, respectively, over the comparable periods of 2004. The increase was primarily due to higher procurement and construction activities totaling $11.1 million and $52.0 million, respectively, on a plutonium reactor conversion project and increased activity on four other threat reduction projects in the former Soviet Union totaling $9.8 million and $28.0 million, respectively. In addition, revenue for the first three quarters of 2005 also increased from the comparable period in 2004 from a higher volume of operations and maintenance activities on two chemical demilitarization projects totaling $16.1 million and increased scope on an electrical power enhancement project. The increase in revenue for the three and nine months ended September 30, 2005 was partially offset by reduced task order activities on a program in the former Soviet Union totaling $3.9 million and $27.2 million, respectively, and a decline of $4.8 million in the third quarter of 2005 from the substantial completion of the power enhancement project.  Additionally, the increase in revenue during the first nine months of 2005 was also partially offset by a $12.4 million decline in revenue from a chemical demilitarization project from extensive plant testing activity performed in 2004 and closure activities on a chemical demilitarization project in 2004.

Operating income for the three and nine months ended September 30, 2005 increased $0.6 million and $15.3 million, respectively, over the comparable periods of 2004 due to an increase in fees earned on four threat reduction projects in the former Soviet Union totaling $2.3 million and $10.9 million, respectively, higher fees and incentives earned on several chemical demilitarization projects, and from a favorable construction project close-out during the first nine months of 2005. The increase in operating income was partially offset by reduced task order activities on a program in the former Soviet Union, and higher business unit overhead, primarily from an increase in business development activity.

Energy & Environment

Revenue for the three and nine months ended September 30, 2005 increased $81.1 million and $121.6 million, or 88% and 43%, respectively, from the comparable periods of 2004. The increase in revenue was primarily due to $86.9 and $115.2 million respectively associated with a new environmental cleanup project, an increase in revenue from new contracts in the Middle East totaling $2.0 million and $17.2 million, respectively, and an increase during the third quarter of 2005 on a large DoE management services contract from the timing of work completed. The increase in revenue for the three and nine months ended September 30, 2005 was partially offset by a decline of $16.5 million and $12.2 million, respectively, from a delayed schedule of a large environmental construction project, and completion of a decontamination and demolition contract. Revenue during the first nine months of 2005 was also impacted by a decrease in activity on the large DoE management services contract.

Operating income for the three and nine months ended September 30, 2005 declined $5.0 million and $11.0 million, respectively, from the comparable periods of 2004. Beginning in the second quarter of 2005, payments to BNFL totaling $5.0 million and $7.7 million, respectively, for the three and nine months ended September 30, 2005 were charged to operating income rather than being reflected as minority interest. See Note 10, “Acquisition of BNFL’s Interest in Government Contracting Ventures” of Notes to Condensed Consolidated Financial Statements in Item 1 of this report. Operating income also declined $3.6 million and $8.4 million, respectively, from a delayed schedule of a large environmental construction project and losses recognized relating to a reduction in work performed in the United Kingdom. The decline in operating income was partially offset by earnings from the new environmental cleanup project and earnings from work in the Middle East of $0.2 million and $2.0 million for the three and nine months ended September 30, 2005, respectively.  Earnings from work in the Middle East in 2004 was not material.

Intersegment and other

Intersegment and other for the three and nine months ended September 30, 2005 included $1.0 million and $3.1 million, respectively, of residual costs from our non-union subsidiary and a favorable adjustment of $2.1 million for the nine months ended September 30, 2005, related to our self-insurance programs.

Intersegment and other for the three and nine months ended October 1, 2004 included $1.1 million and $3.3 million, respectively, of residual costs from our non-union subsidiary.

FINANCIAL CONDITION AND LIQUIDITY

We have three principal sources of liquidity: (1) cash generated by operations; (2) existing cash and cash equivalents and (3) available capacity under our credit facility. We had cash and cash equivalents of $260.9 million at September 30, 2005, of which $59.2 million was restricted for use in the normal operations of our consolidated joint venture projects or was restricted under our self-insurance program. At September 30, 2005, we had no borrowing and $73.0 million in face amount of letters of credit outstanding under the credit facility, leaving a borrowing capacity of $277.0 million under the facility. For more information on our financing activities, see Note 5 “Credit Facilities,” of the Notes to Condensed Consolidated Financial Statements in Item 1.

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

Cash flows

(In millions)

Liquidity and capital resources	September 30, 2005	December 31, 2004
Cash and cash equivalents	$260.9	$286.1
Short-term investments	—	30.2
Total	$260.9	$316.3

	Nine months ended
Cash flow activities	September 30, 2005	October 1, 2004
Net cash provided (used) by:
Operating activities	$(0.2)	$14.0
Investing activities	(18.8)	11.0
Financing activities	(6.2)	(4.6)

The discussion below highlights significant aspects of our cash flows.

•                  Operating activities:

For the nine months ended September 30, 2005, operating activities used $0.2 million of cash. Operating activities included net income of $36.9 million and several significant non-cash charges including non-cash income taxes of $21.3 million, depreciation of $14.6 million, and amortization and write-off of financing fees of $5.7 million. Cash flow was impacted by an increase in working capital of $73.5 million. Start-up activities on a new large environmental cleanup project for the Energy & Environment  business unit, several new projects for the Mining business unit, a new project for the Power business unit and work in Iraq were the primary contributors to the increased working capital. In addition, cash was required to fund work on three large highway construction projects. We have recognized a total loss of $71.0 million on one of these projects and expect cash will be required in the next several quarters to fund the cost growth as work progresses. We anticipate future change orders and claim recoveries on these projects. At September 30, 2005, working capital for contracts in the Middle East increased to $65.2 million from $51.6 million at December 31, 2004.

For the nine months ended October 1, 2004, our operating activities provided $14.0 million of cash.  During the nine months, cash flow was impacted by an increase of working capital requirements for USACOE task orders in the Middle East.  As of October 1, 2004, we had $76.1 million of working capital for contracts in the Middle East. Operating earnings generated during the first nine months of 2004 partially offset the increase in working capital. Included in operating earnings were estimated losses of $34.0 million on two large highway construction projects. The recognition of these losses during the first nine months of 2004 did not impact cash flows.

•                  Investing activities:

During the nine months ended September 30, 2005, investing activities used $18.8 million of cash.  Capital expenditures, net of sales, for the period totaled $44.9 million, primarily for new contract mining projects in our Mining business unit. Also, we had net sales of $30.2 million of short-term investments and advanced  $3.6 million to unconsolidated affiliates during the nine month period.

For the nine months ended October 1, 2004, investing activities provided $11.0 million of cash, consisting of $25.0 million from the net sales of short-term securities and $19.0 million of proceeds from the sale of property and  equipment principally from the dam and hydropower project in the Philippines. Cash flow was impacted by $29.3 million in equipment acquisitions, principally for new contracts in the Infrastructure and Mining business units, and $3.8 million for advances to unconsolidated affiliates.

•                  Financing activities:

During the nine months ended September 30, 2005, financing activities used $6.2 million of cash, consisting of $4.6 million in financing fees in amending our Credit Facility and $21.0 million for the repurchase of common stock warrants. Proceeds from the exercise of stock options and warrants totaled $20 million. During the nine months ended October 1, 2004, financing activities used $4.6 million of cash, consisting of $9.8 million of distributions to partners in our consolidated joint ventures offset by

$9.2 million in proceeds from the exercise of stock options and warrants.  In addition, we paid $3.9 million of financing fees in amending our credit facility.

Income taxes

We anticipate that cash payments for income taxes for 2005 and later years will be substantially less than income tax expense recognized in the financial statements. This difference results from expected tax deductions for goodwill amortization and from use of net operating loss (“NOL”) carryovers. As of September 30, 2005, we have remaining tax goodwill of approximately $54 million resulting from the acquisition of government contracting ventures and $538 million resulting from the acquisition of Raytheon Engineers & Constructors International, Inc. The amortization of this tax goodwill is deductible over remaining periods of 8.5 and 9.8 years, respectively, resulting in annual tax deductions of approximately $61 million. The federal NOL carryovers as of September 30, 2005 were approximately $169 million, most of which are subject to an annual limitation of approximately $27 million and expire in years 2020 through 2022. Unused available NOL carryovers from previous years plus the 2005 annual limitation of $27 million, would allow us to use as much as $78 million of the NOL carryovers in 2005 or beyond. Until the tax goodwill deductions and the NOL carryovers are exhausted, we will not pay cash taxes (other than a minimal impact for alternative minimum tax) on the first $88 million of federal taxable income before tax goodwill amortization and application of NOL carryovers each year.

Cash flows for 2005

We expect to generate positive cash flows from operations in 2005. Specific issues which are relevant to understanding 2005 cash flows include:

•                  Income taxes: Because of anticipated utilization of tax goodwill amortization of $61 million, and the availability of $78 million of NOL carryovers, we will not pay federal taxes other than a minimal impact for alternative minimum tax. We will pay state and foreign income taxes which are not expected to be significant.

•                  Property and equipment: Capital expenditures for current construction and mining projects, along with normal capital expenditures to upgrade our information systems hardware and software, are expected to be approximately $5.0 million during the remainder of 2005. Additionally, in the normal course of business, we sell a portion of our construction and mining equipment fleet each year, depending on expected future requirements.  In connection with the termination of the Nevada mining project, we have sold approximately $6.0 million of mining equipment subsequent to September 30, 2005.

•                  Pension and post-retirement benefit obligations: During the nine months ended September 30, 2005, we contributed $6.3 million and $3.4 million, respectively, to our pension and post-retirement plans. We presently anticipate contributing an additional $1.4 million and $1.4 million, respectively, to fund our pension and post-retirement plans during the remainder of 2005, for a total of $7.7 million and $4.8 million, respectively. During the nine months ended September 30, 2005, we recognized expense of $6.2 million and $2.8 million, respectively, for our pension and post-retirement plans.

•                  Financing activities: At September 30, 2005, we had outstanding approximately 7.2 million warrants to purchase common stock. These warrants will expire in January 2006. Additionally, we have issued common stock options that are currently exercisable. At September 30, 2005, the market price of our common stock exceeded the exercise price of the warrants and options. If the warrants or options are exercised, we will receive proceeds to the extent of the exercise price of the warrants or options. For a further discussion, see Note 16, “Capital Stock, Stock Purchase Warrants and Stock Compensation Plans” of the Notes to Consolidated Financial Statements in Item 8 of our 2004 Annual Report on Form 10-K. In addition, on August 3, 2005, we announced that our Board of Directors authorized a systematic program for the repurchase, from time to time, of up to $50 million of our common stock and warrants for cash, in the open market, or in privately negotiated transactions.  During the three and nine months ended

September 30, 2005, we purchased 1.1 million warrants for $21.0 million. On October 31, 2005, our Board of Directors authorized an increase in the amount of our common stock and warrants that may be repurchased under the existing repurchase program, from $50 million to $100 million.

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

Off-balance sheet arrangements

During the three months ended September 30, 2005, we entered into forward foreign currency exchange contracts to mitigate our exposure to fluctuations in currency exchange rates. The hedging arrangement is for the procurement of equipment that requires a series of milestone payments in Canadian dollars through November 2006, as the equipment is fabricated.

The table below provides information about our forward foreign currency contracts that are sensitive to foreign currency exchange rates. The table presents notional amounts and weighted-average contractual exchange rates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract.

(In millions)	2005	2006	Total	Fair Value
Pay US $/Receive Canadian Dollar	$3.6	$24.1	$27.7	$0.2
Average contractual exchange rate	1.17	1.16

We do not have any other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual obligations

During the nine months ended September 30, 2005, a seven year extension, through 2015, of the Boise, Idaho Corporate and Business Unit headquarters lease was signed for an additional total lease commitment of approximately $22.0 million. Additionally, on July 26, 2005, $50.0 million of outstanding letters of credit issued against our credit facility were cancelled. There were no other material changes in contractual obligations and other commercial commitments from such obligations and commitments as of December 31, 2004.

Indemnities

We have indemnity obligations relating to the sale of certain assets to Curtiss-Wright Corporation in October 2002. The indemnity provisions relate to environmental conditions that obligate us to pay Curtiss-Wright Corporation up to a maximum $3.5 million for environmental losses they may incur over $5 million until October 2007. We are also responsible for environmental losses that exceed $1.3 million related to a specified parcel of the sold property through October 2012. BNFL has agreed to indemnify us for 40% of losses we incur as a result of our indemnity obligations. We believe that the indemnification provisions will not have a material adverse effect on our financial position, results of operations or cash flows.

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

Components of EBITDA are presented below:

	Three months ended		Nine months ended
(In millions)	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004
Net income	$20.3	$12.3	$36.9	$38.6
Interest expense (a)	1.9	3.5	11.8	11.5
Tax expense	13.8	11.2	22.3	34.0
Depreciation and amortization	5.5	4.4	14.6	12.8
Total	$41.5	$31.4	$85.6	$96.9

(a)           Includes write-off of deferred financing fees of $3.6 million for the nine months ended September 30, 2005.

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

	Three months ended		Nine months ended
(In millions)	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004
EBITDA	$41.5	$31.4	$85.6	$96.9
Interest expense	(1.9)	(3.5)	(11.8)	(11.5)
Tax expense	(13.8)	(11.2)	(22.3)	(34.0)
Reorganization items	—	—	—	(1.2)
Cash paid for reorganization items	(.9)	(.7)	(1.6)	(2.0)
Amortization and write-off of financing fees	.6	.8	5.7	2.4
Non-cash income tax expense	14.4	9.2	21.3	29.4
Minority interests in income of consolidated subsidiaries	2.2	4.2	4.7	11.4
Equity in income of unconsolidated affiliates, less dividends received	(5.4)	(3.0)	(7.6)	(19.8)
Gain on sale of assets, net	(0.3)	(0.1)	(.8)	(.7)
Changes in net operating assets and liabilities and other	(45.7)	4.6	(73.4)	(56.9)
Net cash provided (used) by operating activities	$(9.3)	$31.7	$(0.2)	$14.0
Net cash used by operating activities for the nine months ended September 30, 2005	$(0.2)
Less: Net cash provided by operating activities for the six months ended July 1, 2005	(9.1)
Net cash used by operating activities for the three months ended September 30, 2005	$(9.3)
Net cash provided by operating activities for the nine months ended October 1, 2004		$14.0
Less: Net cash used by operating activities for the six months ended July 2, 2004		17.7
Net cash provided by operating activities for the three months ended October 1, 2004		$31.7

ACCOUNTING STANDARDS

Adoption of Accounting Standards

In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets – An Amendment of APB Opinion No. 29. APB Opinion No. 29 provided an exception to the basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some non-monetary exchanges, although commercially substantive, be recorded on a carryover basis. SFAS No. 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance – that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. We were required to adopt SFAS No. 153 in the third quarter of 2005. The adoption had no significant impact on our financial position, results of operations, or cash flows.

Recently issued accounting standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised), Share-Based Payment. SFAS No. 123-R replaces SFAS No. 123 and supersedes APB Opinion No. 25. Adoption of SFAS No. 123-R will require us to record a non-cash expense for our stock compensation plans using the fair value method. Historically we have recorded our compensation cost in accordance with APB Opinion No. 25, which does not require the recording of an expense for our equity related compensation plans if stock options were granted at a price equal to the fair market value of our common stock on the grant date. SFAS No. 123-R is effective for us beginning the first quarter of 2006. Based on options outstanding as of September 30, 2005, and estimated future option grants in 2006, we estimate the adoption of SFAS No. 123-R will result in an additional pre-tax expense of approximately $8.0 million in 2006.

In the mining industry, companies may be required to remove overburden and waste materials to access mineral deposits. The costs of removing overburden and waste materials are referred to as “stripping costs.” MIBRAG incurs significant stripping costs in its lignite coal mining operations. In March 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 04-6, Accounting for Stripping Costs Incurred during Production in the Mining Industry. The EITF concluded that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the cost of inventory produced during the period that stripping costs are incurred. EITF No. 04-6 is effective for us in the first quarter of 2006. Based upon MIBRAG’s deferred stripping costs recorded as of September 30, 2005, we estimate the adoption of EITF No. 04-6 will result in a write-down of our investments in unconsolidated affiliates and a reduction of total stockholders’ equity by approximately $83.0 million and $54.0 million, respectively. The actual write-down will vary from this estimate for changes in deferred stripping costs incurred during the remainder of 2005. EITF No. 04-6 requires any adjustment from adoption to be recognized as a cumulative effect adjustment to beginning retained earnings in the period of adoption or by retrospective adjustment of our financial statements, neither of which will affect our earnings in 2006. MIBRAG’s mines are open pit lignite coal mines which cover several square miles and have an estimated remaining life of 40 or more years. Because of the mining procedures used, MIBRAG generally does not maintain any significant inventory of mined coal. Accordingly, under EITF 04-6 costs of removing overburden will be expensed in the period incurred. The execution of the mine plan may result in fiscal periods during which costs incurred for the removal of overburden will not bear a direct relationship to the revenue derived from the sale of coal. This may result in a degree of variability in the reported earnings of MIBRAG.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

Our exposure to market risk for changes in interest rates relates primarily to our credit facility. Our short-term investment portfolio, at December 31, 2004, consisted primarily of highly liquid instruments sold or re-priced as to interest rate in periods less than three months. In February 2005, we liquidated our entire short-term investment portfolio and invested the proceeds in cash equivalents. Substantially all cash and cash equivalents at September 30, 2005 of $260.9 million were held in highly liquid instruments.

From time to time, we may effect borrowings under bank credit facilities or otherwise for general corporate purposes, including working capital requirements and capital expenditures. Borrowings under our credit facility, of which there currently are none, bear interest at the applicable LIBOR or prime rate, plus an additional margin and, therefore, are subject to fluctuations in interest rates.

Foreign currency risk

We conduct our business in various regions of the world. Our operations are, therefore, subject to volatility because of currency fluctuations, inflation changes and changes in political and economic conditions in these countries. We are subject to foreign currency translation and exchange issues, primarily with regard to our mining venture, MIBRAG, in Germany. At September 30, 2005 and December 31, 2004, the cumulative adjustments for translation gains (losses), net of related income tax benefits, were $21.7 million and $34.8 million, respectively. While we endeavor to enter into contracts with foreign customers with repayment terms in U.S. dollars in order to mitigate foreign exchange risk, our revenues and expenses are sometimes denominated in local currencies, and our results of operations may be affected adversely as currency fluctuations affect our pricing and operating costs or those of our competitors. We may engage from time to time in hedging operations, including forward foreign exchange contracts, to reduce the exposure of our cash flows to fluctuations in foreign currency rates. We do not engage in hedging for speculative investment reasons. We can give no assurances that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies. During the three months ended September 30, 2005, we entered into a forward foreign currency contract to hedge a contract to acquire equipment which requires payment in Canadian dollars. At September 30, 2005, we had forward foreign exchange contracts to sell U.S. dollars and buy Canadian dollars. The notional value of these contracts was $27.7 million and the duration was less than 14 months.

The table below provides information about our forward foreign currency contracts that are sensitive to foreign currency exchange rates. The table presents notional amounts and weighted-average contractual exchange rates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract.

(In millions)	2005	2006	Total	Fair Value
Pay US $/Receive Canadian Dollar	$3.6	$24.1	$27.7	$0.2
Average contractual exchange rate	1.17	1.16

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

On October 27, 2005, we were served with a complaint in litigation captioned Vodanovich v. Boh Bros. Construction Co., LLC, et al., Case No. 05-11669 in the Civil District Court for the Parish of Orleans, Louisiana. The litigation purports to be a class action on behalf of all residents, domiciliaries, and property owners of the Parishes of Orleans and Jefferson in the State of Louisiana who sustained damages arising out of the breach and failure of levies and floodwalls in the city of New Orleans in the wake of hurricane Katrina. We are one of twelve companies named as defendants in the litigation. The only claim asserted against us is that we were contracted to clear abandoned industrial sites near the Industrial Canal in New Orleans and that we were negligent in that “it is believed that the use of heavy vehicles and/or other heavy construction equipment along the Industrial Canal between the floodwall and the canal damaged the levy and/or floodwall and caused and/or contributed [to] the above-mentioned breach in the levy and/or floodwall.” We have tendered the claim to our insurance carriers. We cannot currently estimate whether we might incur any loss as a result of this litigation.

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

The lawsuit relating to our USAID-financed projects in Egypt discussed under the caption “Legal Matters” and referred to as “Litigation and Investigation related to USAID Egyptian Projects” in Note 9, “Contingencies and Commitments” of the Notes to Consolidated Financial Statements in Item 1 of this report refers to United States of America v. Washington Group International, Inc., et al., Case No.  CIV-04545S-EJL in the U.S. District Court for the District of Idaho.

ITEM 2.   UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

			(c) Total Number of
			Shares or Warrants	(d) Approximate Dollar
		(b) Average	Purchased as Part of	Value of Shares or
	(a) Total Number of	Price Paid per	Publicly	Warrants that May Yet be
	Shares or Warrants	Share or	Announced Plans or	Purchased Under the Plans
Period	Purchased	Warrant	Programs	or Programs

Tranche A Warrants
July 2, 2005 - July 29, 2005	—	—	—	—
July 30, 2005 - August 26, 2005	—	—	—	$50,000,000
August 27, 2005 - September 30, 2005	334,768	$22.30	334,768	29,024,056

Tranche B Warrants
July 2, 2005 - July 29, 2005	—	—	—	—
July 30, 2005 - August 26, 2005	—	—	—	$50,000,000
August 27, 2005 - September 30, 2005	420,930	$18.96	420,930	29,024,056

Tranche C Warrants
July 2, 2005 - July 29, 2005	—	—	—	—
July 30, 2005 - August 26, 2005	—	—	—	$50,000,000
August 27, 2005 - September 30, 2005	320,440	$17.25	320,440	29,024,056

Total Warrants
July 2, 2005 - July 29, 2005	—	—	—	—
July 30, 2005 - August 26, 2005	—	—	—	$50,000,000
August 27, 2005 - September 30, 2005	1,076,138	$19.49	1,076,138	29,024,056

Common Stock
July 2, 2005 - July 29, 2005	—	—	—	—
July 30, 2005 - August 26, 2005	—	—	—	$50,000,000
August 27, 2005 - September 30, 2005	—	—	—	29,024,056

On August 3, 2005, we announced that our Board of Directors authorized management to repurchase, from time to time, up to $50,000,000 of outstanding warrants and shares of common stock in open market or negotiated transactions. On October 31, 2005, our Board of Directors authorized an increase in the amount of common stock and warrants that may be repurchased under the existing repurchase program, from $50,000,000 to $100,000,000.

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

Date: November 8, 2005

WASHINGTON GROUP INTERNATIONAL, INC.

EXHIBIT INDEX

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

*      Filed herewith

†      Furnished herewith

E-1