Form 10-K
period 2005-12-30
WASHINGTON GROUP INTERNATIONAL INC
filed 2006-03-02
CIK 906469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-K

Annual Report Pursuant to

Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 30, 2005	Commission File Number 1-12054

WASHINGTON GROUP INTERNATIONAL, INC.

720 PARK BOULEVARD, BOISE, IDAHO 83712

208 / 386-5000

A Delaware Corporation

IRS Employer Identification No. 33-0565601

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) and
SECTION 12(g) OF THE ACT

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of class

Common Stock, $.01 par value per share

COMPLIANCE WITH REPORTING REQUIREMENTS

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☒    Yes  ☐     No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐    Yes  ☒     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “Accelerated filer and large accelerated filer,” in Rule 12b-2 of the Exchange Act of 1934.

☒   Large accelerated filer                  ☐ Accelerated Filer                       ☐ Non-accelerated filer

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

At February 27, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based on the closing price on February 27, 2006, as reported on the NASDAQ National Market®, was approximately $1,686,887,710. At July 1, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by nonaffiliates of the registrant, based on the closing price on July 1, 2005, as reported by the NASDAQ National Market®, was approximately $1,343,211,806.

The number of shares of common stock outstanding as of February 27, 2006 was 28,989,647.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its annual meeting of stockholders to be held on May 19, 2006, which is expected to be filed with the Securities and Exchange Commission not later than April 14, 2006, are incorporated by reference into Part III of this report on Form 10-K. In the event such proxy statement is not filed by April 14, 2006, the required information will be filed as an amendment to this report on Form 10-K no later than that date.

WASHINGTON GROUP INTERNATIONAL, INC.

Form 10-K

Annual Report

For the Fiscal Year Ended December 30, 2005

TABLE OF CONTENTS

Note Regarding Forward-Looking Information		I-1

PART I

Item 1.	Business	I-2
Item 1A.	Risk Factors	I-14
Item 1B.	Unresolved Staff Comments	I-23
Item 2.	Properties	I-24
Item 3.	Legal Proceedings	I-25
Item 4.	Submission of Matters to a Vote of Security Holders	I-26

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	II-1
Item 6.	Selected Financial Data	II-3
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	II-4
Item 7A.	Quantitative and Qualitative Disclosure About Market Risk	II-32
Item 8.	Financial Statements and Supplementary Data	II-33
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	II-75
Item 9A.	Controls and Procedures	II-75
Item 9B.	Other Information	II-80

PART III

Item 10.	Directors and Executive Officers of the Registrant	III-1
Item 11.	Executive Compensation	III-1
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	III-1
Item 13.	Certain Relationships and Related Transactions	III-1
Item 14.	Principal Accountant Fees and Services	III-1

PART IV

Item 15.	Exhibits and Financial Statement Schedule	IV-1

SIGNATURES

NOTE REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements. You can identify forward-looking statements by the use of terminology such as “may,” “will,” “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” “could,” “should,” “potential” or “continue,” or the negative or other variations thereof, as well as other statements regarding matters that are not historical fact. These forward-looking statements include, among others, statements concerning:

•                  Our business strategy and competitive advantages;

•                  Our expectations as to potential revenue from designated markets or customers;

•                  Our expectations as to operating results, cash flows, return on invested capital and net income;

•                  Our expectations as to new work and backlog;

•                  The markets for our services and products; and

•                  Our anticipated contractual obligations, capital expenditures and funding requirements.

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

Important factors that could prevent us from achieving the expectations expressed include, but are not limited to, our failure to:

•                  Manage and avoid delays or cost overruns on existing and future contracts;

•                  Maintain relationships with key customers, partners and suppliers;

•                  Successfully bid for, and enter into, new contracts on satisfactory terms;

•                  Successfully manage and negotiate change orders and claims with respect to existing and future contracts;

•                  Manage and maintain our operations and financial performance and the operations and financial performance of our current and future operating subsidiaries and joint ventures;

•                  Respond effectively to regulatory, legislative and judicial developments, including any legal or regulatory proceedings, affecting our existing contracts, including contracts concerning environmental remediation and restoration;

•                  Obtain and maintain any required governmental authorizations, franchises and permits, all in a timely manner, at reasonable costs and on satisfactory terms and conditions;

•                  Satisfy the restrictive covenants imposed by our revolving credit facility and surety arrangements;

•                  Maintain access to sufficient working capital through our existing revolving credit facility or otherwise; and

•                  Maintain access to sufficient bonding capacity.

Some other factors that may affect our businesses, financial position or results of operations include:

•                  Accidents and conditions, including industrial accidents, labor disputes, geological conditions, environmental hazards, weather and other natural phenomena;

•                  Special risks of international operations, including uncertain political and economic environments, acts of terrorism or war, potential incompatibilities with foreign joint venture partners, foreign currency fluctuations and controls, civil disturbances and labor issues;

•                  Special risks of contracts with the government, including the failure of applicable governing authorities to take necessary actions to secure or maintain funding for particular projects with us, the unilateral termination of contracts by the government and reimbursement obligations to the government for funds previously received;

•                  The outcome of legal proceedings;

•                  Maintenance of government-compliant cost systems; and

•                  The economic well-being of our private and public customer base and its ability and intentions to invest capital in engineering and construction activities.

In addition to the factors mentioned above, see “Risk Factors” under Item 1A for a description of other factors affecting forward-looking statements.

PART I

ITEM 1.  BUSINESS

Unless otherwise indicated, the terms “we,” “us” and “our” refer to Washington Group International, Inc. (“Washington Group International”) and its consolidated subsidiaries; references to 2005 are references to our fiscal year ended December 30, 2005; references to 2004 are references to our fiscal year ended December 31, 2004; and references to 2003 are references to our fiscal year ended January 2, 2004.

Our common stock currently trades on the NASDAQ National Market® under the ticker symbol “WGII.” As of December 30, 2005, we also had outstanding three tranches of warrants to purchase shares of our common stock which traded in the over-the-counter market on the OTC Bulletin Board®. All of the warrants were either purchased by the company, exercised or expired on or before January 25, 2006. The Tranche A warrants, which had an exercise price of $28.50 per share, traded under the ticker symbol WGIIW.OB; the Tranche B warrants, which had an exercise price of $31.74, traded under the ticker symbol WGIIZ.OB; and the Tranche C warrants, which had an exercise price of $33.51 per share, traded under the ticker symbol WGIIL.OB. See additional information on our warrants in the “Issuer Purchases of Equity Securities” table in Item 5 of this report and Note 14, “Capital Stock, Stock Purchase Warrants and Stock Compensation Plans,” of the Notes to Consolidated Financial Statements in Item 8 of this report.

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other information with the Securities and Exchange Commission (the “SEC”). The public can obtain copies of these materials by visiting the SEC’s Public Reference Room at 100 F Street, NE, Washington DC 20549, or by calling the SEC at 1-800-SEC-0330, or by accessing the SEC’s website at http://www.sec.gov. In addition, as soon as reasonably practicable after such materials are filed with or furnished to the SEC, we make copies available to the public free of charge on or through our website at http://www.wgint.com. The information on our website is not incorporated into, and is not part of, this report.

We have adopted a Code of Business Conduct and Ethics (the “Code”) which requires all employees, officers and directors of Washington Group International to act, at all times and places, as law-abiding, responsible and responsive citizens. The Code is published on our website at http://www.wgint.com under Corporate Information:

Investor Relations, Company Overview, Corporate Governance. A copy of the Code is available by contacting us through our website under Investor Relations, or by writing to the Investor Relations Department at the corporate headquarters.

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

On some projects, particularly those of significant size and requiring specialized technology, we partner with other firms, both to increase our opportunity to win the contract and to manage development and execution risk. Partners may include, among others, specialized process engineering firms, engineers, constructors, operations contractors or equipment manufacturers. These partnerships may be structured as joint ventures or consortia, with each participating firm having an economic interest relative to the scope of its work.

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

•                  Under a “cost-type” contract, a customer reimburses us for the costs that we incur (primarily materials, labor, overhead and subcontractor services), plus a fee. The fee portion of the contract may be a percentage of the costs incurred and/or may be based on the achievement of specific performance incentives or milestones. The fee portion may also be subject to a maximum. Engineering, construction management and environmental and hazardous substance remediation contracts, including most of our work for U.S. government customers, are typically awarded pursuant to a cost-type contract.

Some fixed-price contracts require the contractor to provide a surety bond to its customer or a letter of credit. This general industry practice provides indemnification to the customer if the contractor fails to perform its obligations. Surety companies consider factors such as capitalization, available working capital, past performance and management expertise to determine the amount of bonds they are willing to issue on behalf of a particular engineering and construction company.

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

BACKGROUND

We were originally incorporated in Delaware on April 28, 1993 under the name Kasler Holding Company. In April 1996, we changed our name to Washington Construction Group, Inc. On September 11, 1996, we purchased Morrison Knudsen Corporation and changed our name to Morrison Knudsen Corporation. The purchase was structured as a merger and was an integral part of a bankruptcy plan of reorganization. We have no remaining obligations under that plan of reorganization.

On March 22, 1999, we and BNFL Nuclear Services, Inc. (“BNFL”) acquired the government and environmental services businesses of CBS Corporation (now Viacom, Inc.). We refer to these businesses, together with other government services operations, as the “Government Services Business.” The Government Services Business currently makes up our Energy & Environment and Defense business units. See Note 15, “Acquisition of BNFL’s Interest in Government Services Business,” of the Notes to Consolidated Financial Statements in Item 8 of this report for a discussion regarding our agreements to acquire BNFL’s 40 percent interest in a portion of the Government Services Business. BNFL no longer has any interest in our Government Services Business.

On July 7, 2000, we purchased from Raytheon Company and Raytheon Engineers & Constructors International, Inc. (“RECI”), the capital stock of the subsidiaries of RECI and specified other assets of RECI and assumed specified liabilities of RECI. The businesses that we purchased, that we refer to as “RE&C”, provide engineering, design, procurement, construction, operation, maintenance, and other services on a global basis. Following the RE&C acquisition, we changed our name to Washington Group International, Inc.

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

The U.S. Bankruptcy Court for the District of Nevada retains jurisdiction to interpret the Plan of Reorganization and to resolve outstanding claims and third party disputes relating thereto. A reorganization plan committee (the “Plan Committee”) was established by the bankruptcy court to evaluate claims of unsecured creditors, prosecute any disputed unsecured claims, determine each unsecured creditor’s distribution under the Plan of Reorganization and generally monitor implementation of the Plan of Reorganization.

BUSINESS UNITS

We operate our business through six business units, each of which comprises a separate reportable business segment: Power, Infrastructure, Mining, Industrial/Process, Defense and Energy & Environment.

Power

Our Power business unit specializes in engineering, design, construction, modification and maintenance of power generating facilities and the systems that transmit and distribute electricity. Customers include regulated and deregulated utilities, industrial co-generators, independent power producers, original equipment manufacturers (“OEMs”) and governments. These customers generate power in a wide variety of methods, including coal-, oil- and gas-fired power plants, combustion turbine in both simple cycle and combined cycle configurations, nuclear power, hydroelectric power and waste-to-energy. We provide our services to customers in the United States and around the world on target-price, fixed-price and cost-reimbursable bases, and the work we have pursued recently has reflected an array of commercial arrangements. (See Item 1, “Business – General,” earlier in Part I of this report for a description of types of contracts and corresponding risks).  The Power business unit provides a range of services that includes:

Basic Services

•                  General planning

•                  Siting and licensing

•                  Environmental permitting

•                  Engineering, procurement and construction, startup

•                  Expansion, retrofit, and modification

•                  Operations and maintenance

•                  Decontamination and decommissioning

Basic Markets

•                  New generation

•                  Combustion turbine (natural gas, oil)

•                  Coal

•                  Nuclear

•                  Other: waste-to-energy, biomass

•                  Modifications and maintenance

•                  Fossil: clean air retrofits

•                  Repowering

•                  Nuclear: major component replacement

•                  Maintenance: fossil and nuclear

•                  Engineering services

•                  Planning studies and ongoing operations for fossil and nuclear

•                  Transmission, distribution, substations

Over the past year, the climate for power generation development has improved considerably from the downturn suffered in 2002. Nevertheless, in the United States, deregulated and regulated power providers and independent producers are still operating in a market heavily influenced by excess power reserves, extreme prices of oil and natural gas and the security of a fuel supply dependent on unpredictable international politics. The most significant positive impact on the future of the power industry in the U.S. has been the elimination of a long-standing cloud of legislative uncertainty as a result of Congress passing the Energy Policy Act of 2005 (“Energy Policy Act”) and the Environmental Protection Agency (“EPA”) promulgating two clean air regulations, the Clean Air Interstate Rule and the Clean Air Mercury Rule. Among the many provisions and goals of the Energy Policy Act are programs to stimulate more advanced and cleaner forms of power generation, emphasizing coal and nuclear technologies. The EPA rules now have established clear attainment levels and progressive timelines for sulfur oxides (“SOx”) and nitrous oxides (“NOx”) emissions in 25 states, plus the District of Columbia, and mercury limits nationwide. Owners of power generation facilities now have both government support for investment in new capacity and a definitive environmental direction to pursue.

The international power industry is also emerging from a slow cycle of development. Economic growth demands in Asia, particularly in China, India and Southeast Asia, are spawning new, but highly competitive, programs for capacity additions. Environmental concerns in some regions - China, motivated by public image and a growing internal green movement and Central and Eastern Europe, motivated by standards for admission to the EEU - are stimulating clean air system retrofit projects on older coal-fired plants. In North America, the high price of oil is stimulating the development of vast reserves embedded in Canadian oil sands, which ultimately may give U.S. generators a dependable and stable supply of fuel for existing and future operations.

Recognizing both the uncertainty of power industry dynamics and the potential for significant upside benefits from any of several markets, the Power business unit has pursued a strategy to maintain its presence in all of its established markets while minimizing its exposure to long-term capital risk. In new power generation, we are limiting the opportunities we pursue to those we determine pose an acceptable level of risk, particularly with established customers. This was the case in 2005, when our engineering, procurement and construction (“EPC”) performance on the first unit of a 550-megawatt (MW), combustion turbine, combined cycle power plant in Wisconsin led to an industry award as the best gas-fired project of 2005 and a new contract to design and build an identical unit at the same site. Work continues on the construction of a new coal-fired unit, also in Wisconsin, an EPC contract for two combined cycle units in Puerto Rico, and the conversion of a plutonium reactor to a coal-fired plant in Russia.

Propelled by either the new EPA regulations, previously signed consent decrees, independent state legislation, or proactive owners, a substantial number of large system retrofits to control SOx and NOx have been announced or are under consideration. Washington Group International has secured several new awards, including the retrofit of a selective catalytic reduction (“SCR”) system and a limited release for two flue gas desulfurization (“FGD”) systems at the same station in Michigan, EPC of another FGD system at a confidential location in the U.S., and engineering for a large FGD system in the oil sands region of Canada. We are also completing work on an EPC contract for the retrofit of two FGD systems and an SCR system for a coal plant in Wisconsin.

The abundance of power supply in the United States, combined with the manifestation of electricity as a commodity, has forced most power suppliers to compete for the sale of kilowatts and improve the efficiency of existing resources. Many nuclear plant owners are seeking extensions of existing licenses rather than decommissioning units with up to 40 years of service or developing replacement capacity. Among the most common life-extension strategies is the replacement of steam generators and reactor vessel heads. Through a 50 percent owned joint venture with Framatome-ANP, Inc., we specialize in these replacements and have established ourselves as a leading competitor in the United States for this market. Following successful component replacements at nuclear plants in Florida, South Carolina and Minnesota in 2004, we completed three additional component replacements in 2005 at nuclear plants in Florida, Missouri and Arkansas, two of which set world records for short durations, and one received industry recognition as the best nuclear project of 2005. Also in 2005, we were awarded new replacement projects in California, Florida, and New Jersey, plus a consulting assignment in Canada.

The competitive nature of the power generation industry is developing a trend toward stronger ties between customers seeking engineering solutions to improve output and contractors assuming the responsibility of in-house specialists. We are engaged in several alliance-type relationships at various levels of maturity, including a pacesetting program that has established a full services contract for a total generation system that exceeds 11,000 MWs, and outsourcing agreements with two utilities in which we are providing engineering services as needed at a total of more than 90 generating facilities.

The Power business unit, together with the Infrastructure business unit, is also involved in a contract with the U.S. Army Corps of Engineers (the “USACOE”) to provide a variety of design, engineering and construction services to the Transatlantic Programs Center of the USACOE, throughout Central Asia, North Africa and the

Middle East. The contract is an indefinite delivery/indefinite quantity (“ID/IQ”) contract that does not identify a specific quantity of services, but sets ceilings on the total amount of work that can be awarded to a company during the life of the contract. To date, we have been awarded ID/IQ contracts providing for potential task order awards up to $3.1 billion for the Power and Infrastructure business units, including a $500 million ID/IQ contract for power projects. Under the ID/IQ contracts, we bid for specific assignments to support the USACOE in Iraq and 24 other countries. Under the ID/IQ contracts, to date we have developed or refurbished over 700 MWs of generation capacity, and we are now building or rehabilitating transmission and distribution systems. In 2005 new tasks supporting transmission and distribution needs were authorized. This work is expected to continue into 2007.

Infrastructure

Our Infrastructure business unit provides a full range of infrastructure services to clients globally, including project development, design-build-operate-maintain, consulting, engineering, design, project management, construction management, construction and operations and maintenance. The Infrastructure business unit generally performs as a general contractor or as a joint venture partner with other contractors on domestic and international projects. Typically, consulting, engineering, design, project management, construction management and operations and maintenance type contracts are performed on a cost-type basis, while design-build and construction contracts are performed on a fixed-price basis.

Infrastructure serves both private and public sector customers across three major markets:

•                  Rail and transit: Design, construction, operation and maintenance of light rail, subways, commuter/inter-city railroads, railroads, freight transport, people movers, bus rapid transit, electrification and multimodal facilities. Our current significant projects in this market include:

•                  Hudson-Bergen Light Rail Transit System: We are operating under a contract with a value exceeding $860 million to design, build, operate and maintain the Hudson-Bergen Light Rail Transit System in New Jersey. The design-build phase is scheduled to be completed in 2006. The term of our contract to operate and maintain the system extends to 2011, with two five-year extension options.

•                  Metro Gold Line: A $600 million design/build contract for a six-mile-long extension to the Metro Gold Line light rail system in Los Angeles. The contract was awarded by the Los Angeles Metropolitan Transportation Authority (“MTA”) to a joint venture led by us.

•                  Highways and bridges: Design and construction of interstates/freeways, arterial highways/streets, interchanges, bridges, tunnels and intelligent transportation systems. The Infrastructure business unit has made the strategic decision to no longer participate in the public agency highway “construction only” market sector. The contract and change order administration practices of the client agencies, together with an increase in the number of smaller local bidders has lowered available margins to unacceptable levels. Our significant projects in this market include:

•                  SR-125: A joint venture led by us to design and build the 10-mile privately-funded toll road section of the public-private State Route 125 South Expressway project in San Diego, California and a 3.5-mile publicly-funded segment of State Route 125 with a total value of approximately $380 million.

•                  I-215/I-515 Interchange: A $91 million contract with the Nevada Department of Transportation to construct an interchange and six-lane connector near Las Vegas which was substantially completed during 2005.

•                  I-215/91/60 Riverside Interchange: A joint venture led by us to perform a design sequence contract  to upgrade and widen a 7.8 mile section of I-215 and connecting highways for the California Department of Transportation in Riverside, California with an approximate value of $220 million.

We recognized losses on all three of these projects during 2005.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – 2005 Compared to 2004 – Infrastructure,” in item 7 of this report.

•                  Water resource and hydropower: Design and construction of hydroelectric power, water supply, flood control, locks and dams, irrigation and drainage, hydraulic structures and environmental and safety analysis. A significant project in this market includes:

•                  Olmsted Dam: A $620 million cost-reimbursable-plus-base-and-award-fee joint venture for the construction of a 2,700-foot concrete dam across the lower Ohio River awarded in January 2004.

The Infrastructure business unit is also jointly involved with the Power business unit in our work for the USACOE providing design, engineering and construction services in the Middle East. Infrastructure participated in the development and refurbishment of 700MWs of generation capacity and building or rehabilitating transmission and distribution systems. Infrastructure has also been awarded water and sewer rehabilitation projects in Iraq and other construction projects in the region.

We anticipate growth in domestic infrastructure markets. Federal highway funding is subject to authorization from the Safe, Accountable, Flexible, Efficient, Transportation Equity Act: A Legacy for Users (“SAFETEA-LU”) and is expected to provide long-term funding. State tax revenues are anticipated to increase, which will provide for matching funds for capital programs as well. Increased funding for projects will be adversely effected by higher commodity prices in fuel, steel and lumber. Certain markets continue to have viable projects and the design-build method of delivery, with its reliance on private capital and potential opportunities for public-private partnerships, continues to grow in popularity.

Mining

The Mining business unit provides a full range of services, concentrating on contract mining and mines management, design/build and engineering, procurement, and construction or construction management to the precious metals, energy minerals, industrial minerals and metals markets globally. These services include a broad spectrum of tasks from mine planning and feasibility studies through engineering, construction, operations planning and execution, to mine reclamation and closure.

Currently, the Mining business unit is providing services to the phosphate industry in Canada and the United States, coal mines in the United States and Germany, silica and ballast quarry operations in the United States, a silver, zinc and lead mine in Bolivia and gold mines in the United States and Mexico. Mining contracts are typically one to ten years in length that are normally renewed in subsequent bidding cycles throughout the useful life of the mine, which can typically range from 5 to 30 years. Mining contracts are generally fixed-unit price, cost-type, or target price.

In addition to the Mining business unit’s contracted services, we hold ownership interests in two mining ventures:

•                  MIBRAG (50 percent) is located in Germany and operates two surface lignite coal mines that provide lignite to two utility-owned power generation plants, as well as small commercial plants and three company-owned power plants. Power generated by the company-owned plants is primarily utilized by the mining operations and surplus power is sold at wholesale to the utilities. The mines have lignite reserves and contracts in place for 20 to 40 years of supply. Because of the significance of MIBRAG to our results of operations for the year ended December 30, 2005, the financial statements of MIBRAG have been included in this report on Form 10-K as Exhibit 99.1

•                  Westmoreland Resources (20 percent) is a Montana surface coal mine providing sub-bituminous coal to utilities in the upper Midwest.

See Note 4, “Ventures,” of the Notes to Consolidated Financial Statements in Item 8 of this report.

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

Services are provided using a variety of commercial terms, including various forms of cost-type, target price and lump sum contracting. The unit’s continuing goal is to maintain a more evenly balanced commercial mix between cost-type and fixed-priced contracts in order to optimize the risk/reward profile and improve cash flow.

Organized in four divisions, the Industrial/Process business unit is focused on the following strategic areas: Life Sciences, Facility Management, Industrial Services and Oil, Gas and Chemicals.

•                  Life Sciences. Our Life Sciences division provides design, engineering, construction, validation and maintenance services to the biotechnology and pharmaceutical industries. An integrated delivery platform is provided in the areas of biologics, chemical synthesis, dosage form and devise manufacturing to create innovative production solutions.

Current Clients include Amgen, Sanofi-Pateur, Pfizer, Schering Plough, Merck, Eli Lilly, Johnson & Johnson, Novartis and Wyeth.

•                  Facility Management. Our Facility Management division provides life-cycle services allowing our customers to focus on core business activities. As a facility management market leader for industrial customers, we offer management solutions that include operations, production maintenance and facility management across a diverse set of industries to customers seeking to outsource non-core business functions.

Customers include many long-term clients such as Caterpillar, DuPont, IBM, Nissan, Micron and Tektronix.

•                  Industrial Services. Our Industrial Services division provides life-cycle services, including design, engineering, construction, quality assurance, logistics and quality programs, for the automotive, manufacturing, food, consumer product and the pulp and paper industries.

In the automotive markets, clients include General Motors, Ford, Daimler/Chrysler and Hyundai.

We have long-term alliance partnerships with Anheuser-Busch, Kraft and General Mills/Pillsbury in the foods market. We provide facility and process design solutions for breweries and producers of baked goods, cake mix, cereal, prepared entrees, snack foods, soups and yogurt.

•                  Oil, Gas & Chemicals. The Oil, Gas & Chemicals division provides services to several markets, including oil production, gas treating, gas monetization, gas storage, refineries and bulk/specialty chemicals producers. Our services span a wide range of offerings including engineering, procurement, construction and operations and maintenance.

Customers include ExxonMobil, ConocoPhillips, ChevronTexaco, BP, Qatar Petroleum, DuPont, Burlington Resources, El Paso, Dow Corning, PolyOne and ADNOC among others.

Defense

The structure of the Defense business unit is matched to the needs of our major customer, the U.S. government, and, more specifically, the Departments of Defense, State and Homeland Security. Our Defense business unit manages, integrates and delivers life-cycle services for domestic and international programs under three markets: Threat Reduction, Defense Infrastructure Services and Homeland Security.

•                  Threat Reduction. Threat Reduction focuses on global proliferation prevention and elimination of CBRNE (chemical, biological, radiological, nuclear and high explosives) materials and weapon systems.  We are a global leader in the elimination of chemical weapons and agents. We provide demilitarization services to federal clients, including chemical and biological warfare material elimination and nuclear weapons delivery systems disarmament. This market includes support for the Department of Defense in the destruction of the United States chemical weapons stockpile, as the system contractor for three of the U.S. Army’s four incineration-based chemical weapons destruction thermal facilities. Additionally, we purchase equipment for all of the Army’s sites. We are also responsible for the start-up, pilot plant testing, operations and maintenance and closure of two additional neutralization-based plants dealing with intact chemical weapons. All of these facilities are designed to destroy chemical weapons that have been stored for many years in underground bunkers. In 2005, we expanded our chemical weapons demilitarization activities to the destruction of stockpiles in Albania.

We also provide demilitarization services, funded by the U.S. government, to the former Soviet Union, and have been awarded significant participation in the Cooperative Threat Reduction Integrated Contract in that area. This contract is financed by the United States to prevent proliferation of and safely eliminate weapons of mass destruction located in the former Soviet Union. Work performed includes elimination of strategic missiles and related delivery systems and conversion of the Seversk, Russia plutonium production facility into a peacetime electrical power production plant. We also were selected to assist the Azerbaijan and Uzbekistan governments in establishing weapons of mass destruction material detection and interdiction capabilities.

A major objective of Threat Reduction is optimizing the value of existing contracts. Since we have now exhausted major domestic chemical demilitarization opportunities, our business development efforts are focused on evaluating adjacent market opportunities and selecting higher probability market sectors for development and penetration in the U.S. and abroad.

•                  Defense Infrastructure Services. Defense Infrastructure Services principally addresses Department of Defense needs, offering operation services, management/technical services and EPC services with an objective of reducing their risk in mission execution due to infrastructure vulnerabilities. We support the Department of Defense entities and agencies that operate or maintain major facilities, providing classified and unclassified architectural engineering services and engineering, procurement and construction services. These same services are provided to the Department of State and various intelligence agencies of the U.S. government. In late 2005, our team was one of six teams named to provide a wide range of support services under a $10 billion ID/IQ, rapid response contract to the U.S. Air Force.

•                  Homeland Security.  Homeland Security provides integrated solutions that reduce vulnerability to terrorist acts or similar hostile acts and that mitigate the consequences of such acts, with emphasis on high-value security systems, force protection and emergency response services. We provide threat analysis and mitigation services to a variety of clients. We support one of the nation’s highest priorities, the security of our nation and the safety of United States citizens abroad. The market and demand for our services are principally derived from federal requirements and include funding estimates for 17 federal agencies (including defense activities). With the creation of the Department of Homeland Security, we devote our considerable experience in security research and technologies to compete for resulting business. We are pursuing multiple opportunities for securing transportation systems, including enhanced security at ports of entry and military bases, improved security of offshore transport systems and improved intelligence and data mining for early threat identification. In 2005, Washington Group International became the first company certified by the U.S. Department of Homeland Security to provide anti-terrorism services for cargo-container facilities at ports in the United States.

The Defense business unit applies our comprehensive skills to create cost-effective solutions to operational challenges, drawing resources from all of our business units. Such integration is essential to successfully compete in existing and emerging markets. We perform virtually all Defense work on a cost-plus-fee basis.

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

Management Services has long-term management contracts with the Department of Energy. We serve three major programs within the Department of Energy, Environmental Management, Science and the National Nuclear Security Agency. The Environmental Management program consists of the environmental cleanup activities (radioactive and hazardous waste), resulting from the U.S. government’s nuclear weapons program. Our key existing contracts include the Savannah River Site in South Carolina, the West Valley Nuclear Services Site in New York, Idaho Cleanup Project in Idaho, River Corridor Project in Washington and the Waste Isolation Pilot Project in New Mexico. The Science program consists of facility and infrastructure management, such as our contract at the Idaho National Laboratory. The National Nuclear Security Agency consists of the Department of Energy’s defense programs and weapons production activities, such as our contracts at Los Alamos National Laboratory and production facilities at the Savannah River Site. These contracts range in term from five to ten years and may include options to renew for up to five years.

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

The Projects market unit offers a broad portfolio of services and technologies to the Department of Energy, the Department of Defense and the Environmental Projection Agency, with five distinct clients within the agencies.  In the Department of Energy, we serve Environmental Management and the National Nuclear Security Agency. In the Department of Defense, our customers include the U.S. Air Force Center for Environmental Excellence (“AFCEE”), the USACOE and the U.S. Navy Facilities Engineering Command.  The Defense and Infrastructure business units are executing AFCEE contracts in Iraq.

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

For financial information about each of our business units, geographic areas in which we operate, and additional disclosures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Business Unit Results” in Item 7 of this report and Note 11, “Operating Segment, Geographic and Customer Information,” of the Notes to Consolidated Financial Statements in Item 8 of this report.

MATERIAL CUSTOMERS

During 2005, ten percent or more of our total consolidated revenue was derived from contracts and subcontracts performed by the Power, Infrastructure, Industrial/Process, Defense and Energy & Environment business units for the following customers:

Percent of Consolidated Revenue
Department of Defense	29%
Department of Energy	19%

Although we presently have positive relationships with the Department of Defense and the Department of Energy, the loss of these customers, or significant reductions in government funding, could have a material adverse effect primarily on our Defense and Energy & Environment business units as well as on our company as a whole. The percentage of total consolidated revenue derived from the Department of Defense decreased from 37 percent in 2004 to 29 percent in 2005, primarily due to the reduction of revenue from work in the Middle East. See Item 1A, “Risk Factors,” later in this report.

GOVERNMENT CONTRACTS AND BACKLOG

Government funded contracts continue to be a significant part of our business. We derived 51 percent of our consolidated operating revenue in 2005 from contracts with the U.S. government, including 12 percent from work performed in Iraq. We also have a number of U.S. government contracts that extend beyond one year and for which government funding has not yet been approved. All U.S. government contracts and some foreign contracts are subject to unilateral termination at the convenience of the customer.

Backlog represents the total value of all awarded contracts that have not been completed and will be recognized as revenue or as equity in income over the life of the project. Backlog includes our proportionate share of construction joint venture contracts and the uncompleted portions of mining contracts and ventures for the next five years. Backlog for government contracts includes only two years’ worth of the portions of such contracts that are currently funded or that we are highly confident will be funded. The reported backlog excludes approximately $2.9 billion of government contracts in progress for work to be performed beyond December 2007 and $0.7 billion for mining contracts beyond five years.

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

Backlog at December 30, 2005 totaled $4.9 billion compared with backlog of $4.0 billion at December 31, 2004. Approximately $2.0 billion of the backlog at December 30, 2005 was comprised of U.S. government contracts that are subject to termination by the government, $1.4 billion of which had not yet been funded. Historically, we have not experienced significant reductions in funding of U.S. government contracts once they have been awarded. Terminations for the convenience of the government generally provide for recovery of contract costs and related earnings. Approximately $2.4 billion, or 50 percent, of backlog at December 30, 2005 is expected to be recognized as contract revenue or as equity in income in 2006, compared to $2.1 billion, or 53 percent, at December 31, 2004.

Although backlog reflects business that we consider to be firm, cancellations or scope adjustments may occur.

Composition of backlog	Year ended		Year ended
(In millions)	December 30, 2005		December 31, 2004
Cost-type and target-price contracts	$3,465.8	71%	$2,568.1	64%
Fixed-price and fixed-unit-price contracts	1,414.5	29%	1,436.0	36%
Total backlog	$4,880.3	100%	$4,004.1	100%

For additional information about backlog of our business units, see “Managements Discussion and Analysis of Financial Condition and Results of Operations – Business Unit New Work and Backlog” in Item 7 of this report.

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

EMPLOYEES

Our global employment varies widely with the volume, type and scope of operations at any given time. At December 30, 2005, we employed approximately 23,900 employees. Approximately 15 percent of our employees are covered either by one of our regional labor agreements, which expire between June 2006 and June 2007, or by specific project labor agreements, each of which expires upon completion of the relevant project.

RAW MATERIALS

We can purchase most of the raw materials and components necessary to operate our businesses from numerous sources. However, the price and availability of raw materials and components may vary widely from year to year due to customer demand, production capacity, market conditions and material shortages. We do not anticipate any unavailability of raw materials or components that would have a material adverse effect on our businesses in the foreseeable future.

ENVIRONMENTAL MATTERS

Our environmental and hazardous substance remediation and contract mining services involve risks of liability under federal, state and local environmental laws and regulations, including the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”). We perform environmental remediation at Superfund sites as a response action contractor for the EPA and, in such capacity, are exempt from liability under any federal law, including CERCLA, unless our conduct is negligent. Moreover, we may be entitled to indemnification from agencies of the U.S. government against liability arising out of the negligent performance of work in such capacity. We do not own any of the CERCLA sites.

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

For additional information regarding environmental matters, see Item 1A, “Risk Factors,” later in this report.

ITEM 1A.   RISK FACTORS

We are subject to a number of risks, including those enumerated below. Any or all of these risks could have a material adverse effect on our business, financial condition, results of operations and cash flows and on the market price of our common stock. See also “Note Regarding Forward-Looking Information” earlier in Part I of this report.

The documents governing our indebtedness restrict our ability and the ability of some of our subsidiaries to engage in some business transactions.

On October 9, 2003, we obtained a senior secured revolving credit facility (the “Credit Facility”), which provides for up to $350 million of loans and other financial accommodations. On June 14, 2005, we amended the

Credit Facility to provide for improved pricing and terms. The credit agreement governing the Credit Facility restricts or places certain limits on our ability and the ability of some of our subsidiaries to, among other things:

•      incur or guarantee additional indebtedness;

•      declare or pay dividends on, redeem or purchase capital stock;

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

We are party to several regional labor agreements that expire between June 2006 and June 2007, as well as project-specific labor agreements that commit us to use union building trades on certain projects. If the industry were unable to negotiate with any of the unions, it could result in strikes, work stoppages or increased operating costs as a result of higher than anticipated wages or benefits. If the unionized workers engage in a strike or other work stoppage, or other employees become unionized, we could experience a disruption of our operations and higher ongoing labor costs, which could adversely affect portions of our businesses and our financial position, results of operations and cash flows. See Item 1 “Business - Employees” earlier in Part I of this report.

Our success depends on attracting and retaining qualified personnel in a competitive environment.

We are dependent upon our ability to attract and retain highly qualified managerial, technical and business development personnel. Competition for key personnel is intense. We cannot be certain that we will retain our key managerial, technical and business development personnel or that we will attract or assimilate key personnel in the future. Failure to retain or attract such personnel could adversely affect our businesses, financial position, results of operations and cash flows.

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

Our fixed-price contracts involve risks relating to our inability to receive additional compensation in the event the costs of performing those contracts prove to be greater than anticipated. Our cost of performing the contracts may be greater than anticipated due to uncertainties inherent in estimating contract completion costs, contract modifications by customers resulting in claims, failure of subcontractors and joint venture partners to perform and other unforeseen events and conditions. At December 30, 2005, approximately 29 percent, or $1.4 billion, of our backlog represented fixed-price and fixed-unit-price contracts. Any one or more of these risks could result in reduced profits or increased losses on a particular contract or contracts.

The U.S. government can audit and disallow claims for compensation under our government contracts and can terminate those contracts without cause.

Government contracts, primarily with the U.S. Departments of Energy and Defense, are, and are expected to continue to be, a significant part of our business. We derived approximately 51 percent of our consolidated revenue in 2005 from contracts funded by the U.S. government. Allowable costs under government contracts are subject to audit by the U.S. government. To the extent that these audits result in determinations that costs claimed as reimbursable are not allowable costs or were not allocated in accordance with federal government regulations, we could be required to reimburse the U.S. government for amounts previously received. In addition, if we were to lose and not replace our revenue generated by one or more of the U.S. government contracts, our businesses, financial condition, results of operations and cash flows could be adversely affected.

We have a number of contracts and subcontracts with agencies of the U.S. government, principally for environmental remediation, restoration and operations work, which extend beyond one year and for which government funding has not yet been approved. We cannot be certain that funding will be approved. All contracts with agencies of the U.S. government and some commercial and foreign contracts are subject to unilateral termination at the convenience of the customer. In the event of a termination, we would not receive projected revenue or profits associated with the terminated portion of those contracts.

In addition, government contracts are subject to specific procurement regulations, contract provisions and a variety of other socioeconomic requirements relating to the formation, administration, performance and accounting for these contracts. Many of these contracts include express or implied certifications of compliance with applicable laws and contract provisions. As a result of our government contracting, claims for civil or criminal fraud may be brought by the government for violations of these regulations, requirements or statutes. We may also be subject to qui tam litigation brought by private individuals on behalf of the government under the Federal Civil False Claims Act, which could include claims for up to treble damages. Further, if we fail to comply with any of these regulations, requirements or statutes, our existing government contracts could be terminated, we could be suspended from government contracting or subcontracting, including federally funded projects at the state level and our ability to participate in foreign projects funded by the U.S. government could be adversely affected. If one or more of our government contracts are terminated for any reason, or if we are suspended from government work, we could suffer a significant reduction in expected revenue.

Our dependence on one or a few customers could adversely affect us.

One or a few clients have in the past and may in the future contribute a significant portion of our consolidated revenue in any one year or over a period of several consecutive years. In 2005, approximately 29 percent of our revenue was from the U.S. Department of Defense and approximately 19 percent of our revenue was from the U.S. Department of Energy. As our backlog frequently reflects multiple projects for individual clients, one major customer may comprise a significant percentage of our backlog at any point in time. For example, the U.S. Department of Defense, with which we have 72 contracts, represented an aggregate of 25 percent of our backlog at December 30, 2005, and the U.S. Department of Energy, with which we have 127 contracts, represented an aggregate of 21 percent of our backlog at December 30, 2005.

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

As of December 30, 2005, our backlog was approximately $4.9 billion. We cannot assure that the revenue projected in our backlog will be realized or, if realized, will result in profits. Projects may remain in our backlog for an extended period of time prior to project execution and, once project execution begins, it may occur unevenly over the current and multiple future periods. Although we have not experienced any significant cancellations, project terminations, suspensions or reductions in scope, these could occur from time to time with respect to contracts reflected in our backlog. Such backlog reductions would adversely affect the revenue and profit we actually receive from contracts reflected in our backlog.

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

In certain instances, including in some of our fixed-price contracts, we guarantee a customer that we will complete a project by a scheduled date. We sometimes also provide that the project, when completed, will achieve certain performance standards. If we subsequently fail to complete the project as scheduled, or if the project subsequently fails to meet the guaranteed performance standards, we may be held responsible for cost impacts to the client resulting from any delay or the costs incurred by the project to achieve the performance standards. In most cases where we fail to meet contract-defined performance standards, we may be subject to agreed-upon liquidated damages. To the extent that these events occur, the total costs for the project would exceed our original estimates and we could experience reduced profits or in some cases a loss for that project.

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

We pursue project opportunities internationally through foreign and domestic subsidiaries as well as through agreements with domestic and foreign joint venture partners. Our international operations accounted for approximately 22 percent of our revenue in 2005, including 12 percent from work performed in Iraq. Our foreign operations are subject to special risks, including:

•      unstable political, economic, financial and market conditions;

•      potential incompatibility with foreign joint venture partners;

•      foreign currency controls and fluctuations;

•      trade restrictions and governmental regulations;

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

Changes in environmental laws, regulations and programs, could reduce demand for our environmental services, which could negatively impact our revenue.

Our environmental business is driven by federal, state, local and foreign laws, regulations and programs related to pollution and environmental protection. Accordingly, a relaxation or repeal of these laws and regulations, or changes in governmental policies regarding the funding, implementation or enforcement of these programs, could result in a decline in demand for environmental services that could negatively impact our revenue.

Expiration of the Price-Anderson Act’s indemnification authority could have adverse consequences on our Power and Energy & Environment business units.

Our Power and Energy & Environment business units provide engineering, construction and operations and maintenance services in the nuclear power market, and approximately 20 percent of our backlog is derived from nuclear services. The Price-Anderson Act promotes and regulates the nuclear power industry in the United States. It comprehensively regulates the manufacture, use and storage of radioactive materials and promotes the nuclear power industry by offering broad indemnification to nuclear power plant operators and certain Department of Energy contractors like us. While the Price-Anderson Act’s indemnification provisions are broad, it has not been determined whether they apply to all liabilities that might be incurred by a radioactive materials cleanup contractor. The Price-Anderson Act’s provisions with respect to indemnification of Department of Energy contractors under newly signed contracts extend through December 31, 2006. Congress has extended the expiration date of the Act in the past, and it is expected that it will extend the expiration date beyond December 31, 2006. Our business units could be adversely affected if the Price-Anderson Act is not extended beyond December 31, 2006 due to either the unwillingness of plant operators to retain us or our inability to obtain adequate indemnification and insurance because of the unavailability of the protections of the Price-Anderson Act.

Actual results could differ from the estimates and assumptions used to prepare our financial statements.

In order to prepare financial statements in conformity with accounting principles generally accepted in the United States of America, our management is required to make estimates and assumptions as of the date of the financial statements. These estimates and assumptions affect the reported values of assets, liabilities, revenue and expenses and disclosure of contingent assets and liabilities. Areas requiring significant estimates by our management include:

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

•                  recoverability of goodwill and other intangible assets;

•                  provisions for income taxes and any related valuation allowances; and

•                  accruals for other estimated liabilities, including litigation reserves.

Our use of percentage-of-completion accounting could result in a reduction or elimination of previously reported profits.

As more fully discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview” in Item 7 of this report and in Note 2, “Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Item 8 of this report, a substantial portion of our revenue is recognized using the percentage-of-completion method of accounting. Generally, the percentage-of-completion accounting practices we utilize result in our recognizing contract revenues and earnings ratably, based on the proportion of costs incurred to total estimated contract costs or on the proportion of labor hours or labor costs incurred to total estimated labor hours or labor costs. For certain long-term contracts, completion is measured on estimated physical completion or units of production.

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

Goodwill and other intangible assets totaling $199.7 million are included in our balance sheet at December 30, 2005. We must evaluate our goodwill and other intangible assets for impairment at least annually. If our goodwill and other intangible assets were to become impaired, we would be required to write-off the impaired amount. The write-off would negatively impact our earnings; however, it would not impact our cash flows. As of December 30, 2005, $149.3 million of goodwill and other intangible assets relate to our Defense and Energy & Environment business units, which are almost entirely dependent on continued spending by the U.S. government. See Note 2, “Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Item 8 of this report.

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

A number of provisions in our certificate of incorporation and bylaws may make a change in control more difficult, including, among others, removal of directors only for cause, the elimination of our stockholders’ ability to fill vacancies on the board of directors and to call special meetings and supermajority stockholder amendments. In addition, our certificate of incorporation authorizes the issuance of up to 100 million shares of our common stock and 10 million shares of our preferred stock. Our board of directors has the power to determine the price and terms under which additional capital stock may be issued and to fix the terms of preferred stock. Existing stockholders will not have preemptive rights with respect to any of those shares.

On January 25, 2002, the date on which we emerged from bankruptcy protection pursuant to our Plan of Reorganization, we issued 5,000,000 shares of our common stock and warrants to acquire an additional 8,520,424 shares of our common stock, to a disbursing agent for the benefit of unsecured creditors in our bankruptcy. As of February 27, 2006, 1,026,822 shares of our common stock and no warrants were held by the disbursing agent pending future distribution to unsecured creditors pursuant to our Plan of Reorganization. Pending the distribution of the remaining shares to the unsecured creditors, the disbursing agreement requires the disbursing agent to vote the shares held by the disbursing agent as recommended by our board of directors, unless the Plan Committee established in connection with our bankruptcy directs it to vote the shares in proportion to the votes cast and abstentions claimed by all other stockholders eligible to vote on the particular matter.

Since March 6, 2003, our common stock has been quoted on the NASDAQ National Market®. As a result, Section 203 of the Delaware General Corporation Law is applicable to us and generally limits the ability of major stockholders to engage in specified transactions with us that may be intended to effect a change in control.

Exercise of our outstanding stock options may dilute the ownership interests of our existing stockholders and could adversely affect the market price of our common stock.

We have issued stock options to our chairman and key employees under our long-term incentive program. As of December 30, 2005, we had 5,489,749 outstanding options to purchase common shares at a weighted-average exercise price of $29.00 per share. The exercise of these options may dilute the ownership interests of our existing stockholders. Furthermore, any sales in the public market of the common stock issuable upon exercise of the options could adversely affect the prevailing market price of our common stock.

See additional information on our outstanding stock options in Note 14, “Capital Stock, Stock Purchase Warrants and Stock Compensation Plans,” of the Notes to Consolidated Financial Statement in Item 8 of this report.

The significant demands on our cash resources could affect our ability to achieve our business plan.

We have substantial demands on our cash resources in addition to operating and interest expenses, principally capital expenditures. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition and Liquidity” in Item 7 of this report.

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

•      limiting our growth;

•      seeking additional debt financing or equity capital; or

•      selling assets.

We cannot provide assurance that any of these strategies could be affected on favorable terms or at all.

Adequate bonding is necessary for us to successfully win new work awards on some types of contracts.

In line with industry practice, we are often required, primarily in our Infrastructure business unit, to provide performance and surety bonds to customers under fixed-price contracts. These bonds indemnify the customer should we fail to perform our obligations under the contract. If a bond is required for a particular project and we are unable to obtain an appropriate bond, we cannot pursue that project. We have bonding capacity but, as is typically the case, the issuance of a bond is at the surety’s sole discretion. Moreover, due to events that affect the insurance and bonding markets generally, bonding may be more difficult to obtain in the future or may only be available at significant additional cost. There can be no assurance that bonds will continue to be available to us on reasonable terms. Our inability to obtain adequate bonding and, as a result, to bid on new work could have a material adverse effect on our businesses, financial condition, results of operations and cash flows. Of $4.2 billion of new work awarded during 2005, four percent required bonding.

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

We have seen an increase in our claims against project owners for payment and our failure to recover adequately on these and future claims could have a material effect on us.

We have over the past few years seen an increase in the volume and the amount of claims brought by us against project owners for additional costs exceeding the contract price or for amounts not included in the original contract price. These types of claims occur due to matters such as owner-caused delays or changes from the initial project scope, both of which may result in additional costs, both direct and indirect. Often, these claims can be the subject of lengthy arbitration or litigation proceedings, and it is difficult to accurately predict when these claims will be fully resolved. When these types of events occur and unresolved claims are pending, we have used significant working capital in projects to cover cost overruns pending the resolution of the relevant claims. A failure to promptly recover on these types of claims could have a negative impact on our liquidity and financial condition.

If we experience delays and/or defaults in customer payments, we could suffer liquidity problems or we could be unable to recover all expenditures.

Because of the nature of our contracts, at times we commit resources to projects prior to receiving payments from the customer in amounts sufficient to cover expenditures on client projects as they are incurred. Delays in customer payments may require us to make a working capital investment. If a customer defaults in making its payments on a project in which we have devoted significant resources, it could have a negative effect on our results of operations.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

We do not have any unresolved written comments from the staff of the SEC regarding our periodic or current reports under the Exchange Act.

ITEM 2.  PROPERTIES

We do not own significant real property for operations. Our principal office facilities located in Boise, Idaho; Aiken, South Carolina; Denver, Colorado; Princeton, New Jersey; Cleveland, Ohio; Birmingham, Alabama; and Arlington, Virginia are leased under long-term, noncancelable leases expiring at various dates through 2015. As of December 30, 2005, we owned more than 2,550 units of heavy and light mobile construction, environmental remediation and contract mining equipment. We consider our construction, environmental remediation and mining equipment and leased administrative and engineering facilities to be well maintained and suitable for our current operations.

As of December 30, 2005, our principal facilities were as follows:

			Segment/
Property location	Facility Sq. Ft.	Owned/Leased	Business Unit*	Usage

Aiken, SC	96,250	Leased	5,6	Business unit headquarters/engineering
Arlington, VA	25,009	Leased	2,5,6,7	Business unit headquarters/regional office
Bellevue, WA	20,991	Leased	2,4,8	Area office
Birmingham, AL	140,635	Leased	4,8	Business unit headquarters/regional office
Boise, ID	50,511	Leased	7	Records/retention center
Boise, ID	193,461	Leased	1,2,4,6,7,8	Corporate/business unit headquarters
Bucharest, Romania	48,438	Leased	1,2,4,5,8	Engineering
Carlsbad, NM	191,300	Leased	6	Office/warehouse/container fabrication
Cleveland, OH	88,775	Leased	4,5,8	Engineering
Denver, CO	259,379	Leased	1,2,3,4,5,	Business unit headquarters/regional office
			6,7,8
Las Vegas, NV	236,996	Leased	2	Storage yards
New York, NY	35,015	Leased	1,2,8	Area office
Perris, CA	413,820	Leased	2	Office/precast concrete fabrication
Petaluma, CA	43,800	Owned	2	Office/precast concrete fabrication
Princeton, NJ	368,245	Leased	1,2,4,5,8	Business unit headquarters/regional offices/engineering
Warrington, England	51,836	Leased	4,6	Office
Whitehall, AR	129,640	Leased	5	Warehouse

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

We believe that all of our asbestos claims are fully insured except for asbestos claims relating to a subsidiary acquired in 1986. Based on the 1986 stock purchase agreement and the insurance policies obtained by the prior owners of the subsidiary, we believe we are entitled to the benefit of the insurance coverage obtained by the prior owners. We have tendered the claims related to the acquired company to such insurance carriers, and to date one carrier has agreed to pay at least a portion of the claims relating to the subsidiary.

The outcome of these claims, including the adequacy of insurance coverage, cannot be predicted with certainty. However, we believe that any possible additional loss, including related legal costs, will not be material.

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

We also incorporate by reference the information regarding legal proceedings set forth under the caption “Legal Matters” in Note 12, “Contingencies and Commitments,” of the Notes to Consolidated Financial Statements in Item 8 of this report.

Our reorganization case is In re Washington Group International, Inc. and Related Cases, Docket No. BK-N 01-31627-GWZ, in the U.S. Bankruptcy Court for the District of Nevada.

The lawsuit relating to our USAID-financed projects in Egypt discussed under the caption “Legal Matters” and referred to as “Litigation and Investigation related to USAID Egyptian Projects” in Note 12, “Contingencies and Commitments,” of the Notes to Consolidated Financial Statements in Item 8 of this report refers to United States of American v. Washington Group International, Inc., et al., Case No.  CIV-04545S-EJL in the U.S. District Court for the District of Idaho.

The qui tam lawsuit discussed under the caption “Legal Matters” and referred to as “Tar Creek Litigation” in Note 12, “Contingencies and Commitments,” of the Notes to Consolidated Financial Statements in Item 8 of this report refers to United States ex. rel. Lovelace  et. al. v. Washington Group International, Inc., Case No. 00-CV-61 EA(M) in the U.S. District Court for the Northern District of Oklahoma.

The personal injury and property damage lawsuits discussed under the caption “Legal Matters” and referred to as “New Orleans Levee Failure Class Action Litigation” in Note 12, “Contingencies and Commitments,” of the Notes to Consolidated Financial Statements in Item 8 of this report refers to Berthelot et. al. v. Boh Bros. Construction Co., LLC, et. al., Case No. 05-4182, Vodanovich et. al. v. Boh Bros. Construction Co., LLC, et. al., Case No. 05-5237, Kirsch et. al. v. Boh Bros. Construction Co., LLC, et. al., Case No. 05-6073, Ezell v. Boh Bros. Construction Co., LLC, et. al., Case No. 05-6314, Brown et. al. v. Boh Bros. Construction Co., LLC, et. al., Case No. 05-6324, LeBlanc et.al. v. Boh Bros. Construction Co., LLC, et. al., Case No. 05-6327, and Tauzin v. The Board of Commissioners for the Orleans Parish Levee District et. al., Case No. 06-0020 all currently pending in the United States District Court for the Eastern District of Louisiana.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We submitted no matters to a vote of our stockholders during the fourth quarter of 2005.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

On January 25, 2002, the date we emerged from bankruptcy protection pursuant to our Plan of Reorganization, all of our then-existing equity securities, including our common stock, were canceled and extinguished, and 25,000,000 shares of newly issued common stock were issued, including 5,000,000 shares allocated to the unsecured creditor pool.

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

At the close of business on February 27, 2006, we had 28,989,647 shares of common stock issued and outstanding. Of the 5,000,000 shares allocated to the unsecured creditor pool, 3,973,178 shares have been distributed to various unsecured creditors and the remaining 1,026,822 shares will be distributed as the claim pool is resolved.

The following tables set forth the high and low prices per share of our common stock for each quarterly period in 2005 and 2004.

Common stock market prices

	April 1,	July 1,	September 30,	December 30,
2005 quarters ended (1)	2005	2005	2005	2005
High	$47.31	$52.79	$54.60	$54.35
Low	38.00	40.78	48.72	47.47

	April 2,	July 2,	October 1,	December 31,
2004 quarters ended (1)	2004	2004	2004	2004
High	$40.20	$38.40	$36.50	$41.34
Low	32.57	31.47	30.75	31.40

(1)   The high and low prices are the high and low bid prices per share of our common stock, as reported by the NASDAQ National Market®.

Holders

The number of holders of our voting common stock at February 27, 2006 was approximately 12,012. This number does not include all beneficial owners of our common stock held in the name of a nominee.

Dividends

We have not paid a cash dividend since the first quarter of fiscal 1994 and do not intend to pay cash dividends in the near term. Our credit facility has specified restrictions on dividend payments. For a more detailed discussion, see Note 7, “Credit Facility,” of the Notes to Consolidated Financial Statements in Item 8 of this report.

Issuer Purchases of Equity Securities

As part of the Plan of Reorganization, 8,520,424 stock purchase warrants were issued and awarded to the unsecured creditor pool. On August 3, 2005, we announced that our Board of Directors authorized management to purchase, from time to time, up to $50,000,000 of outstanding warrants and shares of common stock in open market or negotiated transactions. In the fourth quarter of 2005, our Board of Directors authorized two increases in the amount of common stock and warrants that may be purchased under the program to a total of $125,000,000 as of December 30, 2005. On March 1, 2006 our Board of Directors authorized an additional $25,000,000 increase.

At the close of business on January 25, 2006, the date the warrants were to expire, 6,767,505 warrants had been distributed to various unsecured creditors. Of these warrants, 2,781,852 were exercised, 3,739,723 were purchased by us, 192,057 expired and 53,873 were returned to us in connection with a legal settlement with unsecured creditors and subsequently canceled. The remaining 1,752,919 of undistributed warrants were purchased by us from the disbursing agent for the benefit of unsecured creditors. As part of the legal settlement with unsecured creditors, 31,615 shares of our common stock have been returned to us and are being treated as treasury stock.

The following table sets forth the warrants purchased during the fourth quarter of 2005 and the remaining amounts authorized for warrant and share purchases as of December 30, 2005.

			(c) Total Number of
			Shares or Warrants	(d) Approximate Dollar
	(a) Total Number	(b) Average	Purchased as Part	Value of Shares or
	of Shares or	Price Paid	of Publicly	Warrants that May Yet
	Warrants	per Share	Announced Plans	be Purchased Under the
Period	Purchased	or Warrant	or Programs	Plans or Programs

Tranche A Warrants
October 1, 2005 - October 28, 2005	—	—	—	$78,250,374
October 29, 2005 -November 25, 2005	388,148	$21.89	388,148	64,895,338
November 26, 2005 - December 30, 2005	493,450	24.51	493,450	51,271,061

Tranche B Warrants
October 1, 2005 - October 28, 2005	—	—	—	78,250,374
October 29, 2005 -November 25, 2005	136,290	18.82	136,290	64,895,338
November 26, 2005 - December 30, 2005	972,265	21.50	972,265	51,271,061

Tranche C Warrants
October 1, 2005 - October 28, 2005	—	—	—	78,250,374
October 29, 2005 -November 25, 2005	138,759	16.81	138,759	64,895,338
November 26, 2005 - December 30, 2005	249,823	19.62	249,823	51,271,061

Total Warrants
October 1, 2005 - October 28, 2005	—	—	—	78,250,374
October 29, 2005 -November 25, 2005	663,197	20.20	663,197	64,895,338
November 26, 2005 - December 30, 2005	1,715,538	22.10	1,715,538	51,271,061

Common Stock
October 1, 2005 - October 28, 2005	—	—	—	78,250,374
October 29, 2005 -November 25, 2005	—	—	—	64,895,338
November 26, 2005 - December 30, 2005	—	—	—	51,271,061

Recent Sales of Unregistered Equity Securities

We did not sell any unregistered equity securities during 2005.

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

					Predecessor Company
				Eleven	One		One
				Months	Month		Month
	Year Ended	Year Ended	Year Ended	Ended	Ended		Ended		Year Ended
	December 30,	December 31,	January 2,	January 3,	February 1,		December 28,		November 30,
	2005	2004	2004	2003	2002		2001		2001
OPERATIONS SUMMARY
Revenue	$3,188.5	$2,915.4	$2,501.2	$3,311.6	$349.9		$308.3		$4,041.6
Gross profit	130.4	150.0	176.3	149.0	11.1		.2		97.7
Equity in income of unconsolidated affiliates	29.6	26.9	25.5	27.4	3.1		1.3		17.9
Operating income (loss)	99.5	118.0	150.5	131.7	9.4		(31.8)		18.3
Extraordinary item – gain on debt discharge	—	—	—	—	567.2	(a)	—		—
Net income (loss)	58.4	51.1	42.1	37.7	522.2		(26.0)		(85.0)
Income per share:
Basic	2.24	2.02	1.68	1.51	—	(b)	—	(b)	—	(b)
Diluted	1.93	1.86	1.66	1.51	—	(b)	—	(b)	—	(b)
Shares used to compute income per share:
Basic	26.0	25.3	25.0	25.0	—	(b)	—	(b)	—	(b)
Diluted	30.3	27.4	25.3	25.0	—	(b)	—	(b)	—	(b)

FINANCIAL POSITION SUMMARY AT END OF PERIOD
Cash and cash equivalents	$237.7	$224.5	$118.2	$80.4	$40.7		$50.7		$70.6
Current assets	1,027.6	949.3	789.0	731.1	1,072.4		1,191.8		1,203.0
Total assets	1,649.1	1,588.2	1,410.5	1,415.4	1,783.4		2,133.9		2,140.4
Current liabilities	697.3	621.9	532.5	585.7	962.3		596.1		625.9
Liabilities subject to compromise	—	—	—	—	—		1,950.3		1,928.2
Long-term debt	—	—	—	—	40.0		—		—
Minority interests	5.6	47.9	48.5	56.1	78.0		75.8		76.5
Stockholders’ equity (deficit)	741.2	732.9	660.9	596.8	550.0		(576.9)		(551.5)

(a)          Extraordinary item consists of the gain on debt discharge of $1,460.7, less the value of common stock and warrants issued of $550.0, net of income tax of $343.5, upon emergence from bankruptcy.

(b)         Income per share is not presented for these periods as it is not meaningful because of the revised capital structure of the Successor Company.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto in Item 8 of this report. The following analysis contains forward-looking statements about our expectations related to future potential revenue and operating results. See “Note Regarding Forward-Looking Statements” for a discussion of the risks and uncertainties affecting these statements and “Risk Factors” in Item 1A  of this report.

References in our management’s discussion and analysis to 2005 are for our fiscal year ended December 30, 2005. References to 2004 are for our fiscal year ended December 31, 2004. References to 2003 are for our fiscal year ended January 2, 2004.

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

We are subject to numerous factors that have an impact on our ability to obtain new work. The Power business unit is dependent on the domestic demand for new power generating facilities and the modification of existing power facilities. Infrastructure is affected by the availability of public sector funding for transportation projects and the availability of bonding. Mining is affected by demand for coal, precious metals and other extractive resources. The Industrial/Process business unit is affected in general by the growth prospects in the U.S. economy and more directly by the capital spending plans of its large customer base. Industrial/Process also provides services to the natural gas processing industry. With the increase in the price of oil and natural gas, the business unit is actively pursuing opportunities in this market. Finally, the Defense and Energy & Environment business units are almost entirely dependent on the spending levels of the U.S. government, in particular, the Departments of Energy and Defense.

CRITICAL ACCOUNTING POLICIES AND RELATED CRITICAL ACCOUNTING ESTIMATES

Our accounting and financial reporting policies are in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet date, and the reported amounts of revenue and expenses during the reporting period. Although our significant accounting policies are described in Note 2, “Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Item 8 of this report, the following discussion is intended to describe those accounting policies most critical to the preparation of our consolidated financial statements. The development and selection of the critical accounting policies, related critical accounting estimates and the disclosure below have been reviewed with the audit review committee of our board of directors. There were no changes in our critical accounting policies during 2005.

Revenue recognition. We follow the provisions of SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. We recognize revenue on certain engineering and construction-type contracts using the percentage-of-completion method of accounting whereby revenue is recognized as performance under the contract progresses. For most of our fixed-price and target-price contracts, we use a cost-to-cost approach to measure progress towards completion. Under the cost-to-cost method, we make periodic estimates of our progress towards completion by comparing costs incurred to date with total estimated contract costs. Revenue is then calculated on a cumulative basis (project-to-date) as the total contract value multiplied by the current percentage complete. Revenue for a reporting period is calculated as the cumulative project-to-date revenue less project revenue recognized in prior periods. However, we defer profit recognition on fixed-price and certain target-priced contracts until progress is sufficient to estimate the probable outcome, which generally does not occur until the project is at least 20 percent complete. Fixed-price contracts accounted for 23 percent of our total revenue during 2005.

For contracts that include significant materials or equipment costs, we use an efforts expended method to measure progress towards completion based on labor hours, labor dollars or some other measurement of physical completion. For certain long-term contracts involving mining and environmental and hazardous substance remediation, progress towards completion is measured using the units of production method. Revenue from reimbursable or cost-plus contracts is recognized on the basis of costs incurred during the period plus the fee earned. Service-related contracts, including operations and maintenance contracts, are accounted for over the period of performance, in proportion to the costs of performance, evenly over the period or over units of production. Award fees associated with U.S. government contracts are initially estimated and recognized based on historical performance until the client has confirmed the final award fee. Performance-based incentive fees are included in contract value when a basis exists for the reasonable prediction of performance in relation to established targets. When a basis for reasonable prediction does not exist, performance-based incentive fees are recognized when actually awarded by the client.

The amount of revenue recognized depends on whether the contract or project is determined to be an “at-risk” or an “agency” relationship between the client and us. Determination of the relationship is based on characteristics of the contract or the relationship with the client. For at-risk relationships, the gross revenue and the costs of materials, services, payroll, benefits, non-income tax and other costs are recognized in our statement of income. For agency relationships, where we act as an agent for our client, only fee revenue is recognized, meaning that direct project costs and the related reimbursement from the client are netted. At December 30, 2005, agency relationships comprised approximately five percent of our total backlog.

The use of the percentage-of-completion method for revenue recognition requires the use of various estimates, including among others, the extent of progress towards completion, contract completion costs and contract revenue. Profit to be recognized is dependent upon the accuracy of estimated engineering progress, materials quantities, achievement of milestones and other incentives, penalty provisions, labor productivity and other cost estimates. Such estimates are dependent upon various judgments we make with respect to those factors, and some are difficult to accurately determine until the project is significantly underway. Progress is evaluated each reporting period. We recognize adjustments to profitability on contracts utilizing the percentage-of-completion method on a cumulative basis, when such adjustments are identified. We have a history of making reasonably dependable estimates of the extent of progress towards completion, contract revenue and contract completion costs on our long-term engineering and construction-type contracts. However, due to uncertainties inherent in the estimation process, it is possible that actual completion costs may vary from estimates. In limited circumstances, we may use the completed-contract method for specific contracts for which reasonably dependable estimates cannot be made or for which inherent hazards make the estimates doubtful. The completed contract method was not utilized during any of the periods presented.

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

Costs related to change orders and claims are recognized when they are incurred. Change orders are included in total estimated contract revenue when it is probable that the change order will result in a bona fide addition to contract value and can be reliably estimated. Estimated contract revenue associated with change orders may include amounts in excess of incurred costs (profit) when appropriate. Claims are included in total estimated contract revenue, only to the extent that contract costs related to the claim have been incurred, when it is probable that the claim will result in a bona fide addition to contract value and can be reliably estimated which generally occurs when amounts have been received or awarded. This can lead to a situation where costs are recognized in one period and revenue is recognized when customer agreement is obtained or claim resolution occurs, which can be in subsequent periods. Historical claim recoveries should not be considered indicative of future claim recoveries. We recognized revenue and related additional contract costs from claims in the following amounts for the periods presented:

	Year ended	Year ended	Year ended
	December 30, 2005	December 31, 2004	January 2, 2004
Revenue from claims	$22,899	$30,439	$35,199
Less additional contract related costs and subcontractors’ share of claim settlements	(1,697)	(1,901)	(8,998)
Net impact on gross profit from claims	$21,202	$28,538	$26,201

Substantially all claims were settled and collected during each respective period for which claim revenue was recognized.

Estimated losses on uncompleted contracts and changes in contract estimates. We record provisions for estimated losses on uncompleted contracts in the period in which such losses are identified. The cumulative effect of revisions to contract revenue and estimated completion costs are recorded in the accounting period in which the amounts become evident and can be reasonably estimated. These revisions include such items as the effects of change orders and claims, warranty claims, liquidated damages or other contractual penalties, adjustments for audit findings on U.S. government contracts and contract closeout settlements. It is possible that there will be future and currently unknown significant adjustments to our estimated contract revenue, costs and gross margins for contracts currently in process, particularly in the later stages of the contracts. These adjustments are common in the construction industry and inherent in the nature of our contracts. These adjustments could, depending on the magnitude of the adjustments and/or the number of contracts being completed, materially, positively or negatively, affect our operating results in an annual or quarterly reporting period.

Goodwill. Effective February 1, 2002, in conjunction with fresh-start reporting, we used the purchase method of accounting to allocate our reorganization value of $550 million to our net assets, based on estimates of fair value, with the excess being recorded as goodwill. As of December 30, 2005, we have $162.3 million of goodwill. Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, goodwill is no longer amortized but is tested for impairment at least annually. We regularly evaluate whether events and circumstances have occurred which may indicate a possible impairment of goodwill and perform the annual impairment test for all of our reporting units each October. In conducting the impairment test, we apply various techniques to estimate the fair value of our reporting units. These techniques are inherently subjective, and the resulting values are not necessarily representative of the values we might obtain in a sale of our reporting units to a willing third party. Based on our annual review of the recoverability of goodwill as of October 31, 2005, we determined that our goodwill is not impaired. However, our businesses are cyclical and subject to competitive pressures. Additionally, $111.9 million of our goodwill as of December 30, 2005, relates to our Defense and Energy & Environment business units, which are almost entirely dependent on continued spending by the U.S. government. Therefore it is possible that the goodwill values of our business units could be adversely impacted in the future by these or other factors and that a significant impairment adjustment, which would reduce earnings and potentially affect debt covenants, could be required in such circumstances.

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

Government contracts are, and are expected to continue to be, a significant part of our business. We derived 51 percent of our consolidated operating revenue in 2005 from contracts with the U.S. government. Allowable costs under U.S. government contracts are subject to audit by the government. To the extent that these audits result in determinations that costs claimed as reimbursable are not allowable costs or were not allocated in accordance with federal regulations, we could be required to reimburse the government for amounts previously received. We also have a number of U.S. government contracts which extend beyond one year and for which government funding has not yet been approved. All U.S. government contracts and some foreign contracts are subject to unilateral termination at the convenience of the customer. However, we have not experienced any unilateral termination of U.S. government contracts within the recent past.

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

New work represents the monetary value of a contract entered into with a client that is binding on both parties and reflects the revenue, or equity in income, expected to be recognized from that contract.

Backlog represents the total accumulation of new work awarded less the amount of revenue, or equity in income, recognized to date on contracts at a specific point in time. We believe backlog is an indicator of future earnings potential. Although backlog reflects business that we consider to be firm, cancellations or reductions may occur and may reduce backlog and future revenue. We have a significant number of clients that consistently extend or add to the scope of existing contracts. We do not include any estimate of this ongoing work in backlog until awarded.

There are three unique aspects of our approach to recording new work and backlog:

•                  Government contracts - Most of our government contracts cover several years. However, funding for the contracts is subject to annual appropriations by Congress. To account for the risk that future amounts may not be appropriated, we only include the next two years of forecast revenue in our backlog. Therefore, as time passes and appropriations occur, additional new work is recorded on existing government contracts. At December 30, 2005, U.S. government funded contracts comprised approximately 46 percent of our total backlog.

•                  Mining contracts - Mining contracts span varying periods of time up to the life of the resource. For new work and backlog purposes, we limit the amount recorded to five years. Similar to our practices with government contracts, as time passes, we recognize additional new work as commitments for that future work are firmed up. At December 30, 2005, mining contracts comprised approximately 12 percent of our total backlog.

•                  At-risk and agency contracts - The amount of new work and related backlog recognized depends on whether the contract or project is determined to be an “at-risk” or “agency” relationship between the client and us. For at-risk relationships, the expected gross revenue is included in new work and backlog. For relationships where we act as an agent for our client, only the expected net fee revenue is included in new work and backlog. At December 30, 2005, expected net fee revenue for agency relationships comprised approximately five percent of our total backlog.

Joint ventures and equity investments are utilized when contracts are executed jointly through partnerships and joint ventures with unrelated third parties.

•                  Joint ventures. A significant part of our work on large construction and engineering projects is performed through unincorporated joint ventures with one or more partners. For those in which we control the joint venture by contract terms or other means, the assets, liabilities and results of operations of the joint venture are fully consolidated in our financial statements, and the minority interests of third parties are separately deducted in our financial statements. For those construction joint ventures in which we do not control the joint venture, we report our pro rata portion of revenue and costs, but the balance sheet reflects only our net investment in the project. Joint ventures not involving construction or engineering activities, and which we do not control, are reported using the equity method of accounting in which we record our portion of the joint venture’s net income or loss as equity in income or loss of unconsolidated affiliates and our investment on the balance sheet reflects our original investment, at cost, as adjusted for our equity in the income or loss of the joint venture.

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

Restricted cash consists primarily of cash collateralizing a letter of credit and trust agreement associated with our self-insurance program, cash restricted for use in the operations of our consolidated joint ventures and projects having contractual cash restrictions.

Accounts receivable represent amounts billed to clients that have not been paid. On large fixed-price construction contracts, contract provisions may allow the client to withhold from 5 percent to 10 percent of invoices until the project is completed, which may be several months or years. These amounts withheld, referred to as retentions, are recorded as receivables and are separately disclosed in the financial statements.

Unbilled receivables include costs incurred on projects, together with any profit recognized on projects using the percentage-of-completion method, and represents work performed but not yet billed pursuant to contract terms or billed after the accounting period cut-off occurred.

Billings in excess of cost and estimated earnings on uncompleted contracts represent amounts actually billed to clients, and perhaps collected, in excess of costs incurred and profit recognized on a project. Also, we occasionally negotiate advance payments as a contract condition. These advance payments are reflected in billings in excess of cost and estimated earnings on uncompleted contracts. Provisions for losses on contracts, reclamation reserves on mining contracts and reserves for punch-list costs, demobilization and warranty costs on contracts that have achieved substantial completion and reserves for audit and contract closing adjustments on U.S. government contracts are also included in billings in excess of cost and estimated earnings on uncompleted contracts.

Estimate at completion is a financial forecast of a project that indicates the best current estimate of total revenue and profit or loss at the point in time when the project will be completed. If a project estimate at completion indicates that a project will incur a loss, a provision for the entire loss on the contract is recognized currently.

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

Government contract costs are incurred under some of our contracts, primarily in our Defense, Energy & Environment, Power and Infrastructure business units. We have contracts with the U.S. government that contain provisions requiring compliance with the U.S. Federal Acquisition Regulations and the U.S. Cost Accounting Standards. The allowable costs we charge to those contracts are subject to adjustment upon audit by various agencies of the U.S. government. Audits of indirect costs are complete through 2002. Audits of 2003 and 2004 indirect costs are in process. We have prepared and submitted cost impact statements for 1989 through 1998 that have been audited by the U.S. government. We are currently negotiating the resolution of certain proposed audit adjustments to the cost impact statements. We are also in the process of preparing cost impact statements for 1999 through 2005. While we have recorded reserves for amounts we believe may be owed to the U.S. government under cost reimbursable contracts, actual results may differ from our estimates.  We believe that the results of indirect cost audits and cost impact assessments will not have a material adverse effect on our financial position, results of operations or cash flows.

Pension and post-retirement benefit obligations include defined benefit pension plans that primarily cover certain groups of current and former employees of our Government Services Business. We utilize actuarial estimates of the pension obligation for financial reporting purposes and make contributions as necessary to meet the Employee Retirement Income Security Act of 1974 (“ERISA”) funding requirements for these plans. We also provide benefits under company-sponsored retiree health care and life insurance plans for certain groups of employees. The retiree health care plans require retiree contributions and contain other cost-sharing features. The retiree life insurance plans provide basic coverage on a noncontributory basis. As of December 31, 2005, all benefits provided under the pension and post-retirement health care plans have been frozen.

BUSINESS UNIT NEW WORK AND BACKLOG

New work for each business unit, which represents additions to backlog for the period, is presented below:

	Three months ended		Year ended
NEW WORK	December 30,	December 31,	December 30,	December 31,
(In millions)	2005	2004	2005	2004
Power	$273.1	$266.1	$1,003.8	$854.0
Infrastructure	74.5	136.1	593.6	959.8
Mining	21.5	(50.0)	311.7	216.3
Industrial/Process	313.3	87.7	619.5	434.5
Defense	251.1	291.1	676.5	723.4
Energy & Environment	122.7	114.7	987.8	442.1
Other	0.8	(1.9)	2.8	(6.1)
Total new work	$1,057.0	$843.8	$4,195.7	$3,624.0

The following table summarizes our changes in backlog for each of the periods presented:

	Three months ended		Year ended
CHANGES IN BACKLOG	December 30,	December 31,	December 30,	December 31,
(In millions)	2005	2004	2005	2004
Beginning backlog	$4,733.0	$3,928.2	$4,004.1	$3,322.5
New work	1,057.0	843.8	4,195.7	3,624.0
Adjustments to backlog	—	—	(101.4)	—
Revenue and equity income recognized	(909.7)	(767.9)	(3,218.1)	(2,942.4)
Ending backlog	$4,880.3	$4,004.1	$4,880.3	$4,004.1

Backlog at December 30, 2005, September 30, 2005 and December 31, 2004 consisted of:

BACKLOG	December 30,	September 30,	December 31,
(In millions)	2005	2005	2004
Power	$924.9	$896.8	$716.4
Infrastructure	1,046.1	1,122.6	1,121.3
Mining	565.4	594.3	516.1
Industrial/Process	487.7	299.4	293.5
Defense	990.4	880.6	869.7
Energy & Environment	865.8	939.3	487.1
Total backlog	$4,880.3	$4,733.0	$4,004.1

New work and backlog

At December 30, 2005, our backlog was $4,880.3 million, an increase of $147.3 million and $876.2 million from the third quarter and the beginning of 2005, respectively. Backlog on government contracts includes only two years’ worth of the portions of such contracts that are currently funded or which management is highly confident will be funded and backlog on mining contracts includes only the next five years. In this regard, the reported backlog at December 30, 2005 excludes $2.9 billion of government contracts in progress for work to be performed beyond December 2007 and excludes $0.7 billion for mining contracts beyond five years. Approximately $2.4 billion, or 50 percent, of backlog at December 30, 2005 is expected to be recognized as contract revenue or as equity in income in 2006. Our backlog at the end of 2005 consisted of approximately 71 percent cost-type and 29 percent fixed-price contracts compared with 64 percent cost-type and 36 percent fixed-price contracts at the end of 2004.

                New work for the three months and year ended December 30, 2005 includes the following significant contracts:

	Three months ended	Year ended
(In millions)	December 30, 2005	December 30, 2005
Power
Plant modification contracts	$21.1	$202.7
Middle East task orders	—	213.3
New generation contract in Wisconsin	101.3	101.3

Infrastructure
Construction of dam located in Illinois	12.6	215.5
Middle East task orders	8.7	111.9
Engineering, operations and maintenance contract in Texas	—	55.2

Mining
Silver and zinc mining contract in Bolivia	8.9	179.8
Phosphate mine in Idaho	—	56.4

Industrial/Process
Sulfur handling facility in Qatar	210.7	215.4
Facilities operation and management contract	16.0	61.0

Defense
Chemical demilitarization contract continuations	197.0	450.6
Threat reduction project in the former Soviet Union	25.1	94.8

Energy & Environment
Department of Energy site operations, maintenance and management services contract in Idaho	63.5	620.6
Department of Energy operations, maintenance and management services contract continuations	29.9	106.3

RESULTS OF OPERATIONS

                The following table summarizes our results of operations and is included to facilitate the following analysis and discussion:

	Three months ended		Year ended
	December 30,	December 31,	December 30,	December 31,	January 2,
(In millions)	2005	2004	2005	2004	2004
Revenue	$899.4	$761.4	$3,188.5	$2,915.4	$2,501.2
Gross profit	37.1	35.9	130.4	150.0	176.3
Equity in income of unconsolidated affiliates	10.3	6.5	29.6	26.9	25.5
General and administrative expenses	(18.1)	(18.0)	(60.5)	(60.4)	(57.5)
Other operating income, net	—	1.5	—	1.5	6.2

Operating income	29.3	25.9	99.5	118.0	150.5
Interest income	2.3	1.0	8.3	2.7	1.8
Interest expense	(1.7)	(3.1)	(9.9)	(14.6)	(24.6)
Write-off of deferred financing fees	—	—	(3.6)	—	(9.8)
Other expense, net	(0.1)	(1.9)	(0.6)	(1.5)	(2.1)
Income before reorganization items, income taxes and minority interests	29.8	21.9	93.7	104.6	115.8
Reorganization items	—	—	—	1.2	(4.9)
Income tax expense	(7.6)	(5.5)	(29.9)	(39.5)	(46.9)
Minority interests in income of consolidated subsidiaries	(0.7)	(3.9)	(5.4)	(15.2)	(21.9)
Net income	$21.5	$12.5	$58.4	$51.1	$42.1

THREE MONTHS ENDED DECEMBER 30, 2005 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2004

Revenue and operating income

                Revenue for the three months ended December 30, 2005 increased $138.0 million, or 18 percent, from the comparable period of 2004. The increase in revenue is principally from new projects and increased volume of work on certain continuing projects. New projects include an environmental cleanup project in Idaho, a power modification services contract in Wisconsin and an international sulfur handling facility contract in Qatar. Revenue from task orders in the Middle East declined to $101.6 million for the three months ended December 30, 2005, from $111.2 million for the comparable period of 2004.

                Operating income for the three months ended December 30, 2005 increased $3.4 million from the three months ended December 31, 2004. Significant contributors to the higher earnings include an increase in earnings on a Department of Energy management services contract primarily related to the achievement of specific milestones, a pension and post-retirement benefits curtailment gain, a reduction in our self-insurance reserves based on favorable claims experience and initial profit recognition on a new light rail Infrastructure project.  Also contributing to this increase, we recorded a charge related to a legal matter on completed U.S. government funded international projects during the fourth quarter of 2004.  The increases in earnings, however, were offset by additional losses on two fixed-price highway projects. Operating income between the quarters was also impacted by the change in recording BNFL’s share of earnings in our Government Services Business from minority interest in 2004, to cost of revenue in 2005.

                A summary of the significant changes in operating income during the three months ended December 30, 2005 as compared to the three months ended December 31, 2004 is included in the following table (in millions):

Operating income for the three months ended December 31, 2004	$25.9
Increases (decreases) in operating income:
Increase in earnings on Department of Energy management services contract	22.5
Pension and post-retirement benefits curtailment gain	9.3
Reduction of self-insurance reserves	6.5
Initial profit recognition on light rail project	5.1
Decrease in earnings from completion of contracts	(6.7)
Significant highway project losses in 2005	(36.5)
Significant highway project loss in 2004	10.7
BNFL’s share of earnings reported as cost of revenue in 2005	(19.6)
Legal charge in 2004 related to U.S. government funded international projects	8.2
Other	3.9
Net increase	3.4
Operating income for the three months ended December 30, 2005	$29.3

The diversification of our business may cause margins to vary between periods due to the inherent risks and rewards on fixed-price contracts causing unplanned gains and losses on contracts. Margins may also vary between periods due to changes in mix and timing of contracts executed by us, which contain various risk and profit profiles and are subject to uncertainties inherent in the estimation process. As discussed in our summary of critical accounting policies, we provide for estimated losses on contracts when such losses are identified and can be reasonably estimated. However, we do not recognize revenue for change orders or claims until it is probable that they will result in additions to the contract value.  In many cases revenue is not recognized until an actual settlement is reached. The combination of these accounting policies can result in volatility in operating income with a charge recognized in one period and change order or claim revenue recognized in a subsequent period.

For a more detailed discussion of our revenue and operating income, see “Business Unit Results,” later in this Management’s Discussion and Analysis.

Equity in income of unconsolidated affiliates

Equity in income of unconsolidated affiliates for the three months ended December 30, 2005 increased $3.8 million from the comparable period of 2004. The most significant component of this increase was a $3.6 million increase in earnings from our share of the MIBRAG mining venture in Germany. The majority of this increase is due to an adjustment to the estimated cost associated with the demolition of an old manufacturing facility.

Other operating income, net

Other operating income, net, of $1.5 million for the three months ended December 31, 2004 primarily consisted of a recovery related to a legal settlement. No similar transactions occurred in the three months ended December 30, 2005.

Interest income

Interest income for the three months ended December 30, 2005 increased $1.3 million from the comparable period of 2004 due to higher average cash balances available for investment and an increase in short-term interest rates.

Interest expense

Interest expense for the three months ended December 30, 2005 declined $1.4 million from the comparable period of 2004 due to improved terms from amendments to our credit facility and a reduction in the amount of letters of credit outstanding under the facility.

Income tax expense

The effective income tax rate for the three months ended December 30, 2005 and December 31, 2004 was 25.6 percent and 25.2 percent, respectively.  The effective rates are substantially lower than the statutory rates due to the following factors. In the fourth quarter of 2005, we implemented a domestic reinvestment plan for dividends received from our interest in MIBRAG. The plan allows us to take advantage of a temporary dividend deduction and generated a $3.8 million tax benefit. Income from work performed in the Middle East is generally not subject to state income tax. As a result of earnings from work in the Middle East, the state tax effective rate is lower than in previous periods.  Income tax expense was reduced by $3.6 million during the three months ended December 31, 2004 due to the reversal of accrued Dutch withholding taxes following the ratification of the 2004 Protocol to U.S.-Netherlands Income Tax Treaty.

Minority interests in income of consolidated subsidiaries

Minority interests in income of consolidated subsidiaries for the three months ended December 30, 2005 decreased $3.2 million from the comparable period of 2004. On April 7, 2005, we consummated the acquisition of BNFL’s interest in the Government Services Business. See Note 15, “Acquisition of BNFL’s Interest in Government Services Business,” of Notes to Consolidated Financial Statements in Item 8 of this report. During 2005, BNFL’s share of the earnings on certain contracts was classified as cost of revenue rather than minority interest in income of consolidated subsidiaries as had been the case prior to the acquisition. During the three months ended December 30, 2005, BNFL’s share of earnings reported as cost of revenue totaled $19.6 million, including $2.9 million related to a pension and post-retirement benefits curtailment gain.

2005 COMPARED TO 2004

Revenue and operating income

Revenue for 2005 increased $273.1 million, or nine percent, compared to 2004. Revenue increased from a new environmental cleanup project in Idaho; work performed on a domestic infrastructure dam project; a power modification services contract in Wisconsin; increased activity and scope on projects in the former Soviet Union; and revenue from contract mining projects. The winding down and completion of a new generation power project and lower revenue from Middle East task orders reduced revenue as compared to 2004. Revenue from task orders in the Middle East declined $175.2 million to $381.1 million for 2005 as compared to 2004 revenue of $556.3 million. This decline was due to the completion of several large infrastructure and power task orders with the USACOE.

Operating income for 2005 declined $18.5 million from 2004. The most significant impacts on operating income were contract losses on three highway projects totaling $99.6 million in 2005, compared to $44.3 million of contract losses in 2004. Earnings for 2005 were also impacted by the winding down and completion of certain major projects in the Power and Infrastructure business units, lower claim recoveries and the impact of recording BNFL’s share of earnings in our Government Services Business as cost of revenue rather than minority interest. The decline in operating income was partially offset by higher earnings on a large Department of Energy management services contract primarily related to achievement of specific milestones, increased award and incentive fees on our chemical demilitarization projects, increased earnings on projects in the former Soviet Union, a pension and post-retirement benefits curtailment gain and an increase in earnings from task order work in the Middle East.

A summary of the significant changes in operating income during 2005 as compared to 2004 is included in the following table (in millions):

Operating income for the year ended December 31, 2004	$118.0
Increases (decreases) in operating income:
Increase in earnings on Department of Energy management services contract	19.6
Increased award and incentive fees on chemical demilitarization projects	13.3
Increased earnings on projects in the former Soviet Union	9.4
Pension and post-retirement benefits curtailment gain	9.3
Increase in earnings from task order work in the Middle East	5.1
Increase in earnings from other continuing projects	52.5
Increase in earnings from new projects	15.8
Decrease in earnings from completion of contracts	(33.6)
Significant highway project losses in 2005	(99.6)
Significant highway project losses in 2004	44.3
Decrease in claim settlements	(7.3)
BNFL’s share of earnings reported as cost of revenue	(29.8)
Legal charge in 2004 related to U.S. government funded international projects	8.2
Increase in business development, personnel development and other overhead costs	(19.3)
Other	(6.4)
Net decrease	(18.5)
Operating income for the year ended December 30, 2005	$99.5

For a more detailed discussion of our revenue and operating income, see “Business Unit Results” later in this Management’s Discussion and Analysis.

Equity in income of unconsolidated affiliates

Equity in income of unconsolidated affiliates for 2005 increased by $2.7 million from 2004. Equity earnings in 2005 from the MIBRAG mining venture in Germany, which accounts for a significant portion of our unconsolidated affiliates, were up $1.8 million from 2004.

Other operating income, net

Other operating income, net, of $1.5 million in 2004 primarily consisted of a recovery related to a legal settlement. No similar transactions occurred in 2005.

Interest income

Interest income for 2005 increased $5.6 million from the comparable period of 2004 due to higher average cash balances available for investment and an increase in short-term interest rates.

Interest expense

Interest expense for 2005 decreased $4.7 million from 2004 due to improved terms from amendments to our credit facility and a reduction in the amount of letters of credit outstanding under the facility.

Write-off of deferred financing fees

On June 14, 2005, we amended our credit facility to include more favorable provisions and to extend the term to June 2010. The amendment of the credit facility required a $3.6 million write-off of unamortized deferred financing fees.

Income tax expense

The components of the effective tax rate for 2005 and 2004 are shown in the table below:

	Year ended	Year ended
	December 30, 2005	December 31, 2004
Federal tax rate	35.0%	35.0%
State tax	(2.5)	3.1
Nondeductible items	2.5	2.1
Domestic reinvestment plan	(4.0)	—
Foreign tax	0.9	(2.9)
Effective tax rate	31.9%	37.3%

In the fourth quarter of 2005, we implemented a domestic reinvestment plan for dividends received from our interest in MIBRAG. The plan allows us to take advantage of a temporary dividend received deduction and generated a $3.8 million tax benefit.

Income from work performed in the Middle East is generally not subject to state income tax. As a result of an increase in earnings from work in the Middle East during 2005, the state tax effective rate is substantially lower than in previous periods. Also, in preparing the state income tax returns for 2004, we revised our estimate of the impact of foreign earnings not subject to state income taxes. The result of this change in estimate was a $2.0 million tax benefit recorded in the second quarter of 2005.

The foreign tax benefit for 2004 relates to a $3.6 million benefit derived from the reversal of accrued Dutch withholding taxes following the ratification of the 2004 Protocol to U.S.-Netherlands Income Tax Treaty.

Minority interests

Minority interests in income of consolidated subsidiaries for 2005 declined by $9.8 million from 2004. On April 7, 2005, we consummated the acquisition of BNFL’s interest in our Government Services Business. See Note 15, “Acquisition of BNFL’s Interest in Government Services Business,” of Notes to Consolidated Financial Statements in Item 8 of this report. BNFL’s share of the earnings on certain contracts has been classified as cost of revenue rather than minority interest in income of consolidated subsidiaries as was the case prior to the acquisition. During 2005, BNFL’s share of earnings reported as cost of revenue totaled $29.8 million, including $2.9 million related to a pension and post-retirement benefits curtailment gain.

2004 COMPARED TO 2003

Revenue and operating income

Revenue for 2004 increased $414.2 million, or 17 percent, compared to 2003. The increase was principally due to substantial infrastructure and power work performed under task orders with the USACOE in the Middle East totaling $556.3 million, an increase of $497.1 million from 2003, and revenue from new large highway projects, new domestic power contracts and new threat reduction contracts, primarily in the former Soviet Union. The increase in revenue was partially offset by a decline in revenue due to the completion of certain major contracts in the Power, Infrastructure, Defense and Energy & Environment business units.

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

Operating income for the year ended January 2, 2004	$150.5
Increases (decreases) in operating income:
Increase in earnings from Middle East task orders	41.7
Increase in earnings from other new contracts	19.1
Increase in earnings from continuing projects	13.1
Decrease in earnings from completion of contracts	(44.3)
Significant highway project losses	(44.3)
Increase in business unit business development overhead and general and administrative expenses	(10.2)
Other, including charges for legal issues	(7.6)
Net decrease	(32.5)
Operating income for the year ended December 31, 2004	$118.0

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

Equity in income of unconsolidated affiliates

Equity in income of unconsolidated affiliates for 2004 increased by $1.4 million from 2003 generally due to improved performance. Equity earnings in 2004 from the MIBRAG mining venture in Germany, which accounts for a significant portion of our unconsolidated affiliates, were comparable to 2003. The quantity of coal shipments by MIBRAG in 2004 declined by 9 percent compared to 2003 resulting from planned maintenance outages by MIBRAG’s power plant customers that were of longer duration than those experienced in 2003. An increase in the average sales price per ton offset, in part, the decline in coal shipments. However, operating expenses, some related to lower volume, also offset the impact of lower shipments. A strengthening of the euro of approximately 10 percent, as compared to the U.S. dollar, offset an increase in MIBRAG’s municipal tax liability.

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

Other operating income, net

Other operating income, net, of $1.5 million in 2004, primarily consisted of a recovery related to a legal settlement. Other operating income, net of $6.2 million in 2003 included a gain of $4.9 million from the April 2003 sale of the Technology Center, a gain of $3.2 million from the sale of coal leases, a gain of $1.5 million from the resolution of certain contingent issues related to the October 2002 sale of EMD offset by a charge of $3.4 million related to a legal settlement.

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

Income tax expense

                The components of the effective tax rate for 2004 and 2003 are shown in the table below:

	Year ended	Year ended
	December 31, 2004	January 2, 2004
Federal tax rate	35.0%	35.0%
State tax	3.1	3.2
Nondeductible items	2.1	2.8
Foreign tax	(2.9)	1.3
Effective tax rate	37.3%	42.3%

The effective tax rate for 2004 decreased from 2003, primarily due to the impact of lower foreign taxes.  Foreign taxes for 2004 decreased substantially from 2003 due to a $3.6 million impact from the ratification of the 2004 Protocol to U.S.-Netherlands Income Tax Treaty.

Minority interests

                Minority interests in income of consolidated subsidiaries for 2004 declined by $6.7 million from 2003. The majority of our minority interests related to BNFL’s 40 percent interest in our Government Services Business. Increases or decreases in income of our majority-owned subsidiaries result in a corresponding increase or decrease in the minority interest share of income from those operations. During 2004, a consolidated joint venture recorded a $10.7 million contract loss of which $3.7 million related to the minority interest.

BUSINESS UNIT RESULTS

(In millions)

	Three months ended		Year ended
	December 30,	December 31,	December 30,	December 31,	January 2,
Revenue	2005	2004	2005	2004	2004
Power	$244.9	$190.7	$766.1	$634.0	$511.8
Infrastructure	150.6	196.6	665.2	891.1	585.9
Mining	40.7	29.3	171.1	109.8	84.2
Industrial/Process	124.9	100.0	424.6	394.7	430.3
Defense	141.3	135.2	555.8	495.3	506.1
Energy & Environment	196.2	111.5	602.8	396.6	385.5
Intersegment, eliminations and other	0.8	(1.9)	2.9	(6.1)	(2.6)
Total revenue	$899.4	$761.4	$3,188.5	$2,915.4	$2,501.2

Operating income (loss)
Power	$21.0	$14.6	$78.9	$34.8	$39.0
Infrastructure	(29.6)	(15.8)	(79.1)	(16.2)	32.3
Mining	7.4	6.7	28.6	33.4	33.5
Industrial/Process	0.5	1.6	3.6	17.8	2.5
Defense	17.4	12.6	60.3	40.1	49.8
Energy & Environment	28.5	23.0	67.5	73.1	69.9
Intersegment and other unallocated
operating costs	2.2	1.2	0.2	(4.6)	(19.0)
General and administrative expenses	(18.1)	(18.0)	(60.5)	(60.4)	(57.5)
Total operating income	$29.3	$25.9	$99.5	$118.0	$150.5

2005 COMPARED TO 2004

Power

Revenue for 2005 increased $132.1 million, or 21 percent, from 2004. The increase was due primarily to $93.8 million higher revenue from work in the Middle East. A new plant modification project in Wisconsin, a new generation project in Puerto Rico and modification projects in Michigan combined to also generate increased revenue. Offsetting these increases was a decrease in revenue from a Wisconsin new generation plant project as the project achieved substantial completion in the third quarter of 2005 and a combined revenue decrease in nuclear power plant modification projects and an annually funded project in Tennessee.

Operating income for 2005 increased $44.1 million from 2004. Earnings from work in the Middle East increased $23.1 million from $7.0 million to $30.1 million. A portion of this increase was due to favorable performance ratings resulting in performance-based award fees associated with work performed during 2004. Based on the actual awards and consistent with our policy, we are accruing performance-based awards for the ongoing work in the Middle East. Work on the Wisconsin plant modification project provided an increase of $6.6 million and a new generation project in Puerto Rico generated increased income of $4.9 million. In addition, a claim settlement on an international project provided another $18.0 million of income. The increase was partially offset by a decrease in earnings of $10.6 million from completion of a new generation power project.

Infrastructure

Revenue for 2005 declined $225.9 million, or 25 percent, from 2004 due to the substantial completion of several large task orders in the Middle East. Revenue from the Middle East decreased $290.9 million to $110.7 million in 2005 as compared to $401.6 million in 2004. In addition, revenue declined from the winding down of a light rail project in New Jersey and a highway construction project in Nevada. Partially offsetting this decline were projects that moved from the start-up phase in 2004 to full operation in 2005 including a dam construction project in Illinois, a light rail design/build project in California and an airport runway construction project in California.

The operating loss increased $62.9 million to $(79.1) million in 2005 compared to $(16.2) million in 2004. Three highway construction contracts located in California and Nevada that recognized $44.3 million of losses in 2004 continued to experience cost increases resulting in a loss of $99.6 million in 2005. To date, we have only been able to negotiate acceptable change orders with the clients involved for a small portion of the cost increases. We believe there will be significant recoveries once the claim process is completed. Because we have not been able to reach agreement on the change orders and claims, recoveries will be recognized only when it is probable they will result in additional revenue and the amount can be reliably estimated. While the entire amount of the current estimated losses have been recognized, actual results may differ from our estimates.

Partially offsetting these losses was good performance in completion of a runway replacement project in California, continuing work on a dam project located in Illinois and a light rail project in California, increasing our earnings $19.3 million over 2004. Our Infrastructure related work in the Middle East may be winding down. Earnings from work in the Middle East were $18.9 million and $38.9 million during 2005 and 2004, respectively. Claim settlements in 2005 totaled $3.2 million compared to $14.2 million in 2004.

Mining

Revenue for 2005 increased $61.3 million, or 56 percent, from 2004 as a result of work at a new domestic gold mine project in Nevada, a phosphate mine in Idaho, a new international silver mining project and higher production at a copper mine in Nevada. The operating contract for the copper mine in Nevada ended in the fourth quarter of 2005 due to the owners decision to self-perform the contract. As a result, our contract was terminated and $59.1 million was removed from backlog.

Operating income for 2005 decreased $4.8 million from 2004 primarily as a result of lower earnings on contract mining projects due to higher equipment maintenance, project startup and contract renegotiation costs. Earnings from our share of the MIBRAG mining venture in Germany increased $1.8 million in 2005.

Industrial/Process

Revenue for 2005 increased $29.9 million, or eight percent, from 2004. The increase was driven by continued growth on a major international facility management project, a major life sciences project in Puerto Rico and from the start up of an international sulfur handling facility contract. The increase in revenue was partially offset by a reduction in revenue from the completion of several facilities management contracts in 2005. Industrial/Process continues to see improvement in all of its growth markets including Oil, Gas & Chemicals, Life Sciences and Facility Management outsourcing opportunities.

Operating income for 2005 declined $14.2 million from 2004 primarily due to claim settlements and the expiration of the warranty period on a major process contract, totaling $15.6 million, all recognized in 2004.

Defense

Revenue for 2005 increased $60.5 million, or 12 percent, from 2004. The increase was primarily due to higher procurement and construction activities on a plutonium reactor conversion project and increased activity on four other threat reduction projects in the former Soviet Union. In addition, revenue for 2005 also increased from 2004 from a higher volume of operations and maintenance activities on chemical demilitarization projects. The increase in revenue for 2005 was partially offset by reduced task order activities on a program in the former Soviet Union.

Operating income for 2005 increased $20.2 million, or 50 percent, compared to 2004 primarily due to a $9.4 million increase in earnings on projects in the former Soviet Union and $13.3 million in higher fees and incentives earned on chemical demilitarization projects. Operating income for 2005 was reduced by $4.4 million as a result of a change in recording BNFL’s share of certain earnings.  See additional discussion below under Energy and Environment.

Energy & Environment

Revenue for 2005 increased $206.2 million, or 52 percent, from 2004. The increase in revenue was primarily associated with a new environmental cleanup project in Idaho, an increase in revenue from new contracts in the Middle East totaling $21.9 million and an increase from the achievement of specific milestones on a large Department of Energy management services contract. The increase in revenue for 2005 was partially offset by a decline related to a large environmental construction project and the completion of a decontamination and demolition contract.

Operating income for 2005 declined $5.6 million from 2004; however, operating income before BNFL’s share of earnings increased $19.8 million in 2005 as compared to 2004. Beginning in the second quarter of 2005, payments to BNFL totaling $25.4 million were charged to operating income rather than being reflected as minority interest. See Note 15, “Acquisition of BNFL’s Interest in Government Services Business,” of Notes to Consolidated Financial Statements in Item 8 of this report. Operating income in 2005 was also impacted by $15.9 million lower earnings on a large environmental construction project and losses recognized relating to a reduction in work performed in the United Kingdom. Other factors contributing to the higher earnings before BNFL’s share included a $19.6 million increase primarily related to the achievement of specific milestones on a large Department of Energy management services contract, $6.9 million related to a post-retirement benefits curtailment gain, $4.9 million from a new environmental cleanup project and a $2.0 million increase in earnings from work in the Middle East to $2.3 million in 2005 as compared to $0.3 million in 2004.

2004 COMPARED TO 2003

Power

Revenue for 2004 increased $122.2 million, or 24 percent, from 2003. The increase in revenue was primarily due to work in the Middle East totaling $152.0 million and new major domestic fossil and nuclear power projects including the construction of new generation power plants in Wisconsin and Puerto Rico, reactor containment vessel head and steam generator replacement projects in South Carolina, Minnesota and Florida and a plant modification and maintenance project in Wisconsin. The increase in revenue for 2004 was partially offset by a decline in revenue from the winding down and completion of two new generation power projects in Massachusetts in 2003 totaling $112.1 million, and the completion of several other projects including a plant modification project in Michigan and a steam generator replacement project in Maryland.

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

Infrastructure

Revenue for 2004 increased $305.2 million, or 52 percent, from 2003. The increase was due to revenue from task order contracts in the Middle East with the USACOE and other U.S. agencies totaling $401.5 million, revenue from three new highway projects in California and Nevada and a new light rail project in California. The increase in revenue was partially offset by a decline of $138.3 million from the substantial completion of several large projects.

The Infrastructure business unit incurred an operating loss of $16.2 million for 2004 compared to operating income of $32.3 million in 2003, a decline in earnings of $48.5 million. During the year, Infrastructure performed $401.5 million in work in the Middle East which generated earnings of $38.9 million. However, during the year, three fixed price highway projects with a total value of approximately $450 million experienced significant cost growth resulting from design changes, cost escalation and quantity growth and project delays which resulted in higher than estimated costs. Infrastructure recognized losses on these projects of $44.3 million. In addition, the earnings for Infrastructure’s engineering services division were down by approximately $15 million as a result of fewer engineering hours resulting in unabsorbed fixed costs, costs associated with right sizing the operation and the inability to negotiate change orders with certain clients prior to year-end. Lastly, an $8.2 million charge was taken related to a potential settlement associated with legal issues surrounding completed U.S. government funded international contracts. Operating income for 2004 included claim settlements of $14.2 million compared with $12.1 million in 2003.

Mining

Revenue for 2004 increased $25.6 million, or 30 percent, from 2003 as a result of revenue provided from new mining contracts, including a copper mine in Nevada and a phosphate mine in Canada. The increase in revenue was partially offset by a decline of $5.5 million from the completion of two mining contracts in Wyoming and Nevada.

Operating income for 2004 was essentially unchanged from 2003. Operating income for 2004 benefited from earnings on new contracts, improved performance and higher production on existing contracts. Operating income for 2003 included a $3.2 million gain from the sale of coal leases in the fourth quarter of 2003. Equity earnings in 2004 from the MIBRAG mining venture in Germany, which accounts for a significant portion of operating income, were comparable to 2003. The quantity of coal shipments by MIBRAG in 2004 declined by nine percent compared to 2003 resulting from planned maintenance outages by MIBRAG’s power plant customers that were of longer duration than those experienced in 2003. An increase in the average sales price per ton offset, in part, the decline in coal shipments. In addition, lower operating expenses, primarily related to lower volume, also offset the impact of lower shipments. A strengthening of the euro as compared to the U.S. dollar, of about ten percent, offset an increase in MIBRAG’s municipal tax liability.

Industrial/Process

Revenue for 2004 declined $35.6 million, or eight percent, from 2003. The decline was due to the winding down or completion of several automotive contracts, the completion of a refinery shutdown project and several other contracts. The decline was partially offset by an increase in revenue from a food processing facility construction contract, a new major facilities management contract and the recognition of a $10.0 million claim settlement.

Operating income for 2004 increased by $15.3 million from 2003 primarily due to a $9.8 million net claim settlement and $3.9 million from the expiration of the warranty period on a major process contract. Operating income for 2004 includes $13.2 million of claim settlements as compared to no claim settlements recognized in 2003.

Defense

Revenue for 2004 declined $10.8 million, or two percent, from 2003 primarily from closure activities on a chemical demilitarization contract in 2003 that resulted in a decrease in revenue of $66.1 million and the completion of construction activities and slower start-up requirements at another chemical demilitarization contract. The decline in revenue was partially offset by an increase in revenue attributable to an increase in scope of work on threat reduction contracts in the former Soviet Union and revenue from a new power enhancement contract.

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

Energy & Environment

Revenue for 2004 increased $11.1 million, or three percent, from 2003. The increase in revenue was primarily due to improved performance at two large DoE management service contracts and at a design-build project, and revenue from a new decontamination and demolition contract. The increase in revenue was partially offset by a decline in revenue from the winding down of a large design-build contract and a reduction in volume at an engineered-products business.

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

Intersegment and other

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

FINANCIAL CONDITION AND LIQUIDITY

We have three principal sources of liquidity: (i) cash generated by operations; (ii) existing cash and cash equivalents; and (iii) available capacity under our Credit Facility. We had cash and cash equivalents of $237.7 million at December 30, 2005. At December 30, 2005, we had no borrowings and $92.0 million in face amount of letters of credit outstanding under the Credit Facility, leaving a borrowing capacity of $258.0 million. For more information on our financing activities, see “Credit Facility” below.

Our cash flows are primarily impacted from period to period by fluctuations in working capital and purchases of construction and mining equipment required to perform our contracts. Working capital is affected by numerous factors including:

•                  Business unit mix.  Our working capital requirements are unique by business unit, and changes in the type, size and stage of completion of contracts performed by our business units can impact our working capital requirements. Also, growth in the business requires working capital investment and the purchase of construction and mining equipment.

•                  Commercial terms.  The commercial terms of our contracts with customers and subcontractors may vary by business unit, contract type and customer type and utilize a variety of billing and payment terms.  These could include client advances, milestone payment schedules, monthly or bi-monthly billing cycles and performance base incentives. Additionally, some customers have requirements on billing documentation including documentation from subcontractors, which may increase the level of billing complexity and cause delays in the billing cycle and collection cycle from period to period.

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

Liquidity position and cash flows

(In millions)

Liquidity	December 30, 2005	December 31, 2004
Cash and cash equivalents	$237.7	$224.5
Restricted cash	52.5	61.6
Short-term investments	—	30.2
Total	$290.2	$316.3

	Year ended	Year ended	Year ended
Cash flow activities	December 30, 2005	December 31, 2004	January 2, 2004
Net cash provided (used) by:
Operating activities	$105.2	$110.6	$79.6
Investing activities	(40.0)	15.0	10.5
Financing activities	(52.0)	(19.2)	(52.3)
Increase in cash	$13.2	$106.4	$37.8

The discussion below highlights significant aspects of our cash flows.

•                  Operating activities:

In 2005, our operating activities provided $105.2 million of cash compared to $110.6 million provided in 2004. Cash from operating activities in 2005 included net income of $58.4 million and several significant non-cash charges including non-cash income tax expense of $26.7 million, depreciation of $21.9 million and amortization and write-off of financing fees of $6.3 million. During 2005 and 2004, we recognized contract losses of $99.6 million and $44.3 million, respectively, on three highway construction projects. During 2005, the three highway projects required $54.8 million of cash and we expect an additional $75 million of cash requirements in 2006.

During 2005, excluding the impact of the highway contract losses, we funded a $45.1 million increase in working capital requirements primarily associated with new projects. Working capital requirements for the USACOE task orders in the Middle East, in both our Infrastructure and Power business units, increased in 2005. We expect the Middle East working capital of $58.0 million at December 30, 2005 to decrease in 2006.

In 2004, our operating activities provided $110.6 million of cash compared to $79.6 million provided in 2003. Cash from operating activities in 2004 included net income of $51.1 million and several significant non-cash charges including non-cash income tax expense of $34.6 million and depreciation and amortization of $21.9 million. Included in 2004 operating earnings were estimated losses of $44.3 million on three large highway construction projects which required minimum cash funding. Cash flow for 2004 was impacted by an increase of working capital requirements for the USACOE task orders in the Middle East, in both our Infrastructure and Power business units. At December 31, 2004, capital invested in contracts in the Middle East amounted to $51.6 million up from $0.7 million at the end of 2003.

•                  Investing activities:

During 2005, investing activities required $40.0 million of cash including $63.2 million of capital expenditures, net of $13.0 million of proceeds from equipment sales, principally for new contracts in the Infrastructure and Mining business units. Also, in the fourth quarter of 2005, we completed the acquisition of BNFL’s interest in our Government Services Business resulting in a $36.2 million lump sum cash payment.  A portion of the lump sum payment applied to amounts payable to BNFL at the time of the acquisition. Cash flow from investing activities was positively impacted by the net sales of $30.2 million of short-term investments and a $9.0 million decrease in restricted cash.

During 2004, investing activities provided $15.0 million of cash. We used $35.2 million for equipment purchases, principally for new contracts in the Infrastructure and Mining business units. The uses were offset by $21.3 million of proceeds from the sales of property and equipment including $13.6 million of equipment sales from a completed dam and hydropower project in the Philippines. Restricted cash also decreased $9.1 million in 2004. In addition, we had net sales of $19.8 million of short-term investments.

•                  Financing activities:

During 2005, financing activities used $52.0 million in cash, consisting of $4.6 million in financing fees in amending our Credit Facility, $4.4 million in distributions to our partners in consolidated joint ventures, primarily BNFL, and $72.9 million for the purchase of warrants. Proceeds from the exercise of stock options and warrants totaled $29.9 million.

In 2004, we distributed $25.5 million to our partners in consolidated joint ventures, primarily BNFL. In addition, we received $10.2 million in proceeds from the exercise of stock options and warrants and paid $3.9 million of financing fees in amending our Credit Facility.

Income taxes

We anticipate that cash payments for income taxes for 2006 and later years will be substantially less than income tax expense recognized in the financial statements. This difference results from expected tax deductions for goodwill amortization and from use of net operating loss (“NOL”) carryovers. As of December 30, 2005, we have remaining tax goodwill of $53.8 million resulting from the original acquisition of the Government Services Business in 1999 and $524.1 million resulting from the acquisition of RE&C. The amortization of this tax goodwill is deductible over remaining periods of 8.2 and 9.5 years, respectively, resulting in annual tax deductions of $61.8 million. The federal NOL carryovers as of December 30, 2005 were approximately $159.4 million, most of which are subject to an annual limitation of $26.5 million and expire in years 2020 through 2022. Unused available NOL carryovers from previous years plus the 2006 annual limitation of $26.5 million would allow us to use up to approximately $56 million of the NOL carryovers in 2006. Until the tax goodwill deductions and the NOL carryovers are exhausted, we will not pay cash taxes (other than a minimal impact for alternative minimum tax) on the first $88.3 million of federal taxable income before tax goodwill amortization and application of NOL carryovers each year.

Cash flows for 2006

In 2006, we expect to incur negative cash flows from operations. Specific issues which are relevant to understanding 2006 cash flows include:

•                  Income taxes: Because of anticipated utilization of tax goodwill amortization of $61.8 million, and the availability of approximately $56 million of NOL carryovers, we will likely not pay federal taxes, other than a minimal amount for alternative minimum tax. We will pay state and foreign income taxes, which are not expected to be significant.

•                  Property and equipment: Capital expenditures for construction and mining projects, along with normal capital expenditures to upgrade our information systems hardware and software, are expected to be approximately $40 to $50 million. Additional capital may be required for new projects obtained during the year. Additionally, in the normal course of business, we sell a portion of our construction and mining equipment fleet each year, depending on estimated future requirements.

•                  Pension, post-retirement and 401(k) benefit obligations: We expect to use $15.4 million to fund our pension and post-retirement benefit plans during 2006 as compared to $12.3 million funded in 2005. We estimate financial statement expense under these plans to be approximately $6.4 million in 2006 as compared to $12.5 million in 2005.  Beginning in 2006, we have increased the amount of 401(k) matching contributions that we expect to make which will increase our cash funding requirements by approximately $5 million.

•                  Financing activities:   On December 30, 2005, we had outstanding approximately 4.5 million warrants to purchase common stock. In January 2006, we purchased and cancelled 2.0 million of the warrants at a cost of $34.9 million; 2.3 million warrants were exercised providing proceeds of $70.0 million and the remaining 0.2 million warrants expired. Additionally, we have issued stock options that are currently exercisable. At December 30, 2005, the market price of our common stock exceeded the exercise price of outstanding options. If the options are exercised, we will receive proceeds based on the exercise price of the options. For additional information related to warrants and options, see Note 14, “Capital Stock, Stock Purchase Warrants and Stock Compensation Plans,” of the Notes to Consolidated Financial Statements in Item 8 of this report.

•                  Operating Activities:  We expect to fund approximately $75 million of the highway project losses during 2006. Future change orders and claim recoveries on these projects which, if received, could reduce the amount of required funding.

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

In line with industry practice, we are often required to provide performance and surety bonds to customers under fixed-price contracts. These bonds indemnify the customer should we fail to perform our obligations under the contract. If a bond is required for a particular project and we are unable to obtain an appropriate bond, we cannot pursue that project. We have existing bonding capacity but, as is customary, the issuance of a bond is at the sureties’ discretion. Moreover, due to events that affect the insurance and bonding markets generally, bonding may be more difficult to obtain in the future or may only be available at significant additional cost. Although there can be no assurance that bonds will continue to be available on reasonable terms, we believe that we have access to the bonding necessary to achieve our operating goals.

We continually evaluate alternative capital structures and the terms of our credit facilities. We may also, from time to time, pursue opportunities to complement existing operations through business combinations and participation in ventures, which may require additional financing and utilization of our capital resources.

Contractual obligations

As of December 30, 2005, we had the following contractual obligations:

	Payments due by period
Contractual obligations	Less than	1-3	3-5	More than
(In millions)	1 year	years	years	5 years	Total
Operating lease obligations	$33.3	$41.8	$21.7	$27.0	$123.8
Purchase obligations (a)	9.8	19.4	19.5	—	48.7
Credit Facility (b)	4.5	8.7	6.3	—	19.5
Pension and post-retirement obligations (c)	15.4	19.5	16.7	37.2	88.8
Total	$63.0	$89.4	$64.2	$64.2	$280.8

(a)          Purchase obligations include future cash payments pursuant to an outsourcing agreement for certain information technology services. Commitments pursuant to subcontracts and other purchase orders related to engineering and construction contracts are not included since such amounts are expected to be funded under contract billings.

(b)         Represents payments for letter of credit, commitment and administrative fees for our Credit Facility.

(c)          Pension and post-retirement obligations noted under the heading “More than 5 years” are presented for the years 2011-2015.

We have no long-term debt, capital leases or other material long-term liabilities reflected on our consolidated balance sheets, except for a performance guarantee of a joint venture as discussed in “Guarantees” below.

In the normal course of business, we cause letters of credit and surety bonds to be issued generally in connection with contract performance obligations that are not required to be recorded in our consolidated balance sheets. We are obligated to reimburse the issuer of our letters of credit or surety bonds for any payments made thereunder. The table below presents the expiration of our outstanding commitments on letters of credit and surety bonds outstanding as of December 30, 2005 for each of the next five years and thereafter. Although letters of credit under the Credit Facility may not extend beyond termination of the Credit Facility, the presentation is prepared based on the expiration period of our contractual obligations with the customer or beneficiary. At December 30, 2005, $92.0 million of the outstanding letters of credit were issued under the Credit Facility. We have pledged cash and cash equivalents as collateral for our reimbursement obligations with respect to $27.0 million in face amount of letters of credit not issued under our Credit Facility that were outstanding at December 30, 2005. Our commitments under performance bonds generally end concurrent with the expiration of our contractual obligation. The face amount of the surety bonds expiring by period is presented below. Our actual exposure is limited to estimated costs to complete our bonded contracts which was approximately $849.0 million at December 30, 2005.

Other commercial commitments (in millions)	Letters of credit	Surety bonds	Total
Commitments expiring by period
2006	$6.0	$212.7	$218.7
2007	7.3	437.6	444.9
2008	—	277.3	277.3
2009	2.1	8.2	10.3
2010	12.7	600.4	613.1
Thereafter	90.9	252.2	343.1
Total other commercial commitments	$119.0	$1,788.4	$1,907.4

Indemnities

In connection with a prior sale of a business, we have guaranteed certain indemnity provisions relating to environmental conditions that obligate us to pay the buyer up to a maximum of $3.5 million for environmental losses they incur over $5.0 million until October 2007. We are also responsible for environmental losses through October 2012 that exceed $1.3 million related to a specified parcel of property we sold. We believe that the indemnification provisions will not have a material adverse effect on our financial position, results of operations or cash flows.

Guarantees

In the ordinary course of business, we enter into various agreements providing financial or performance assurances to clients on behalf of certain unconsolidated subsidiaries, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The maximum potential payment amount of an outstanding performance guarantee is the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts. At December 30, 2005, approximately $1.3 billion of work representing either our partners’ proportionate share, or work that our partners are directly responsible for, had yet to be completed. Amounts that may be required to be paid in excess of estimated costs to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump sum or fixed price contracts, this amount is the cost to complete the contracted work less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract we may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors, for claims.

We also participate, from time to time, in consortiums or “line item” joint venture agreements under which each partner is responsible for performing certain discrete items of the total scope of contracted work. The revenue for these discrete items is defined in the contract with the project owner and each venture partner bears the profitability risk associated with its own work. Generally, partners in these types of arrangements are jointly and severally liable for completion of the total project under the terms of the contact with the project owner. There is not a single set of books and records for this type of arrangement. Each partner accounts for its items of work individually as it would for any self-performed contract. We account for our portion of these contracts as a project in our accounting system and include receivables and payables associated with our work on our consolidated balance sheets.

During the fourth quarter of 2005, we entered into a line item joint venture arrangement pursuant to which we have jointly and severally guaranteed the performance of the joint venture. Under the arrangements, we would be required to perform on the guarantee in the event our partner was not able to complete their portion of the construction contract through its expected completion in 2008. Our maximum exposure under this performance guarantee at the time we entered into the arrangement was estimated to be approximately $170 million but will be reduced over the contract term upon execution of the contract scope. We have recorded the estimated fair value of this guarantee in the amount of $3.2 million as a liability with a corresponding asset as of December 30, 2005.

Off-balance sheet arrangements

During 2005, we entered into two forward foreign currency contracts to hedge contracts to acquire equipment denominated in Canadian dollars and South African Rand. At December 30, 2005, we had forward foreign exchange contracts to sell U.S. dollars and buy Canadian dollars and to sell U.S. dollars and buy South African Rand. The notional value of the Canadian dollar contracts was $24.1 million and the duration was less than 11 months. The notional value of the South African Rand contracts was $8.8 million and the duration was 6 months. The estimated fair value of the contracts was not significant as of December 30, 2005.

We do not have any other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Credit Facility

Our Credit Facility provides for up to $350 million in the aggregate of loans and other financial accommodations allocated pro rata between a tranche A facility and a tranche B facility. On June 14, 2005, we amended and restated the Credit Facility to include more favorable terms, increase the tranche A to $247.5 million from $115.0 million and decrease the tranche B to $102.5 million from $235.0 million. As amended and restated, the scheduled termination date for both tranche A and tranche B is June 14, 2010. The borrowing rate for tranche A is LIBOR plus an additional margin of 2.00 percent or, at our option, prime plus an additional margin of 1.00 percent, subject in each case to a 0.25 percent reduction upon our obtaining a specified long-term debt rating. The borrowing rate for tranche B is LIBOR plus an additional margin of 1.75 percent or, at our option, prime plus an additional margin of 0.75 percent. As of December 30, 2005, the effective borrowing rate was 6.39 percent for tranche A and 6.14 percent for tranche B.

The Credit Facility also provides for other fees, including commitment and letter of credit fees, normal and customary for such credit agreements. Under the current terms of the agreement, letters of credit are allocated pro rata between the facilities on the same basis as loans. Letter of credit fees are calculated using the applicable LIBOR margins stated above plus an issuance fee which is negotiated with the issuing bank. Commitment fees are calculated on the remaining borrowing capacity of each tranche after subtracting any outstanding borrowings and letters of credit. The commitment fee is 0.50 percent for tranche A (subject to a 0.25 percent reduction upon our obtaining a specified long-term debt rating) and 1.75 percent (or at our option, prime plus an additional margin of 0.75 percent) for tranche B. At December 30, 2005, $92.0 million in face amount of letters of credit were issued and outstanding and no borrowings were outstanding leaving a borrowing capacity of $258.0 million under the Credit Facility.

The Credit Facility contains financial covenants requiring the maintenance of specified financial and operating ratios, and specified events of default that are typical for a credit facility of this size, type and tenor. The Credit Facility also contains covenants that limit our ability and the ability of some of our subsidiaries to incur debt, grant liens, provide guarantees, make investments, merge with or acquire other companies and pay dividends. At December 30, 2005, we were in compliance with all of the financial covenants under the Credit Facility. The Credit Facility is secured by substantially all of the assets of Washington Group International and our wholly owned domestic subsidiaries.

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”)

We view EBITDA as a performance measure of operating liquidity, and as such we believe that the GAAP financial measure most directly comparable to it is net cash provided by operating activities (see “Reconciliation of EBITDA to Net Cash Provided by Operating Activities” below). EBITDA is not an alternative to and should not be considered instead of, or as a substitute for, earnings from operations, net income or loss, cash flows from operating activities or other statements of operations or cash flow data prepared in conformity with GAAP, or as a GAAP measure of profitability or liquidity. In addition, our calculation of EBITDA may or may not be comparable to similarly titled measures of other companies.

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

Components of EBITDA are presented below:

	Year ended
	December 30,	December 31,	January 2,
(In millions)	2005	2004	2004
Net income	$58.4	$51.1	$42.1
Taxes	29.9	39.5	46.9
Interest expense (a)	13.5	14.6	34.4
Depreciation and amortization (b)	21.9	18.7	31.4
Total (c)	$123.7	$123.9	$154.8

(a)          Interest expense for the years ended December 30, 2005 and January 2, 2004, respectively, includes the write-off of deferred financing fees of $3.6 million and $9.8 million, respectively, that occurred in connection with refinancing the Credit Facility.

(b)         Depreciation and amortization includes $10.1 million for the year ended January 2, 2004 of depreciation on equipment used on a large dam and hydropower construction project in the Philippines, which we completed in 2003. We began selling the equipment during the third quarter of 2002 and the sales were completed as of December 31, 2004.

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

	Year ended
	December 30	December 31,	January 2,
(In millions)	2005	2004	2004
EBITDA	$123.7	$123.9	$154.8
Interest expense (a)	(13.5)	(14.6)	(34.4)
Tax expense	(29.9)	(39.5)	(46.9)
Reorganization items	—	(1.2)	4.9
Cash paid for reorganization items	(2.7)	(2.5)	(9.9)
Amortization of financing fees	6.3	3.2	19.6
Non-cash income tax expense	26.7	34.6	43.1
Minority interest in net income of consolidated subsidiaries	5.4	15.2	21.9
Equity in income of unconsolidated affiliates, less dividends received	(14.0)	(17.3)	(17.1)
Changes in net operating assets and liabilities and other	3.2	8.8	(56.4)
Net cash provided by operating activities	$105.2	$110.6	$79.6

(a)          Includes the write-off of deferred financing fees of $3.6 million and $9.8 million that occurred in 2005 and 2003, respectively, in connection with refinancing the Credit Facility.

ACCOUNTING STANDARDS

Adoption of accounting standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 153, Exchanges of Non-monetary Assets – An Amendment of APB Opinion No. 29. APB Opinion No. 29 provided an exception to the basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some non-monetary exchanges, although commercially substantive, be recorded on a carryover basis. SFAS No. 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance – that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. We were required to adopt SFAS No. 153 in the third quarter of 2005. The adoption had no impact on our financial position, results of operations or cash flows.

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations – An interpretation of FASB Statement No. 143 (“FIN 47”). FIN 47 clarifies the term conditional asset retirement obligation as used in SFAS No. 143, Accounting for Asset Retirement Obligations, and requires a liability to be recorded if the fair value of the obligation can be reasonably estimated. The types of asset retirement obligations that are covered by FIN 47 are those for which an entity has a legal obligation to perform an asset retirement activity, however the timing and (or) method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. We were required to adopt FIN 47 in the fourth quarter of 2005. The adoption had no impact on our financial position, results of operations or cash flows.

Recently issued accounting standards

In December 2004, the FASB issued SFAS No. 123 (Revised), Share-Based Payment. SFAS No. 123-R replaces SFAS No. 123 and supersedes APB Opinion No. 25. Adoption of SFAS No. 123-R will require us to record a non-cash expense for our stock compensation plans using the fair value method. Historically we have recorded our compensation cost in accordance with APB Opinion No. 25, which does not require the recording of an expense for our stock options if they were granted at a price equal to the fair market value of our common stock on the grant date. SFAS No. 123-R is effective for us beginning the first quarter of 2006. Based on options outstanding as of December 30, 2005, and estimated future option grants in 2006, we estimate the adoption of SFAS No. 123-R will result in an additional pre-tax expense of approximately $8.0 million in 2006.

In the mining industry, companies may be required to remove overburden and waste materials to access mineral deposits. The costs of removing overburden and waste materials are referred to as “stripping costs.” MIBRAG incurs significant stripping costs in its lignite coal mining operations. In March 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 04-6, Accounting for Stripping Costs Incurred during Production in the Mining Industry. The EITF concluded that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the cost of inventory produced during the period that stripping costs are incurred. EITF No. 04-6 is effective for us in the first quarter of 2006. Based upon MIBRAG’s deferred stripping costs recorded as of December 30, 2005, the adoption of EITF No. 04-6 will result in a reduction of our investments in unconsolidated affiliates and a reduction of total stockholders’ equity of $83.2 million and $54.1 million, respectively. EITF No. 04-6 provides that any adjustment from adoption be recognized as a cumulative effect adjustment to beginning retained earnings in the period of adoption which will not affect our earnings in 2006. MIBRAG’s mines are open pit lignite coal mines which cover several square miles and have an estimated remaining life of 40 or more years. Because of the mining procedures used, MIBRAG generally does not maintain any significant inventory of mined coal. Accordingly, under EITF No. 04-6 costs of removing overburden will be expensed in the period incurred. The execution of the mine plan may result in fiscal periods during which costs incurred for the removal of overburden will not bear a direct relationship to the revenue derived from the sale of coal. This may result in a degree of variability in the future reported earnings of MIBRAG.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

(In millions)

Interest rate risk

Our exposure to market risk for changes in interest rates relates primarily to our Credit Facility. Our short-term investment portfolio consisted primarily of highly liquid instruments sold or re-priced as to interest rates in periods less than three months. In February 2005, we liquidated our entire short-term investment portfolio and invested the proceeds in cash equivalents. Substantially all cash and cash equivalents at December 30, 2005 of $237.7 million were held in highly liquid instruments.

From time to time, we may effect borrowings under bank credit facilities or otherwise for general corporate purposes, including working capital requirements and capital expenditures. Borrowings under our Credit Facility, of which there currently are none, bear interest at the applicable LIBOR or prime rate, plus an additional margin and, therefore, are subject to fluctuations in interest rates.

Foreign currency risk

We conduct our business in various regions of the world. Our operations are, therefore, subject to volatility because of currency fluctuations, inflation changes and changes in political and economic conditions in these countries. We are subject to foreign currency translation and exchange issues, primarily with regard to our mining venture, MIBRAG, in Germany. At December 30, 2005 and December 31, 2004, the cumulative adjustments for translation gains (losses), net of related income tax benefits, were $19.3 million and $34.8 million, respectively. While we endeavor to enter into contracts with foreign customers with repayment terms in U.S. dollars in order to mitigate foreign exchange risk, our revenue and expenses are sometimes denominated in local currencies, and our results of operations may be affected adversely as currency fluctuations affect our pricing and operating costs or those of our competitors. We may engage from time to time in hedging operations, including forward foreign exchange contracts, to reduce the exposure of our cash flows to fluctuations in foreign currency rates. We do not engage in hedging for speculative investment reasons. We can give no assurances that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies.

During 2005, we entered into two forward foreign currency contracts to hedge contracts to acquire equipment denominated in Canadian dollars and South African Rand. At December 30, 2005, we had forward foreign exchange contracts to sell U.S. dollars and buy Canadian dollars and to sell U.S. dollars and buy South African Rand. The notional value of the Canadian dollar contracts was $24.1 million and the duration was less than 11 months. The notional value of the South African Rand contracts was $8.8 million and the duration was 6 months.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

WASHINGTON GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Financial Statements and Financial Statement Schedule as of

December 30, 2005 and December 31, 2004, and for the years ended December 30, 2005,

December 31, 2004, and January 2, 2004

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Washington Group International, Inc.:

We have audited the accompanying consolidated balance sheets of Washington Group International, Inc. and subsidiaries (the “Company”) as of December 30, 2005 and December 31, 2004, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for each of the three years in the period ended December 30, 2005. Our audits also included the financial statement schedule listed in the Index at Item 8.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Washington Group International, Inc. and subsidiaries as of December 30, 2005 and December 31, 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 30, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Boise, Idaho
February 28, 2006

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share data)

	Year ended	Year ended	Year ended
	December 30, 2005	December 31, 2004	January 2, 2004
Revenue	$3,188,454	$2,915,382	$2,501,151
Cost of revenue	(3,058,051)	(2,765,351)	(2,324,802)
Gross profit	130,403	150,031	176,349
Equity in income of unconsolidated affiliates	29,596	26,917	25,519
General and administrative expenses	(60,481)	(60,404)	(57,520)
Other operating income, net	—	1,443	6,182
Operating income	99,518	117,987	150,530
Interest income	8,257	2,778	1,748
Interest expense	(9,955)	(14,625)	(24,587)
Write-off of deferred financing fees	(3,588)	—	(9,831)
Other expense, net	(551)	(1,509)	(2,101)
Income before reorganization items, income taxes and minority interests	93,681	104,631	115,759
Reorganization items	—	1,245	(4,900)
Income tax expense	(29,906)	(39,525)	(46,888)
Minority interests in income of consolidated subsidiaries	(5,409)	(15,214)	(21,908)
Net income	$58,366	$51,137	$42,063
Income per share:
Basic	$2.24	$2.02	$1.68
Diluted	1.93	1.86	1.66
Shares used to compute income per share:
Basic	26,037	25,281	25,007
Diluted	30,251	27,444	25,322

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year ended	Year ended	Year ended
	December 30, 2005	December 31, 2004	January 2, 2004
Net income	$58,366	$51,137	$42,063
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(15,568)	9,348	15,844
Minimum pension liability adjustment and other	(603)	(991)	(1,154)
Other comprehensive income (loss), net of tax	(16,171)	8,357	14,690
Comprehensive income	$42,195	$59,494	$56,753

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 30, 2005	December 31, 2004
ASSETS
Current assets
Cash and cash equivalents	$237,706	$224,529
Restricted cash	52,533	61,549
Short-term investments	—	30,200
Accounts receivable, including retentions of $22,849 and $14,973, respectively	275,623	250,251
Unbilled receivables	256,090	214,437
Investments in and advances to construction joint ventures	56,668	24,321
Deferred income taxes	107,798	94,343
Other	41,202	49,642
Total current assets	1,027,620	949,272

Investments and other assets
Investments in unconsolidated affiliates	172,448	179,347
Goodwill	162,270	307,817
Deferred income taxes	126,651	64,479
Other assets	59,362	18,078
Total investments and other assets	520,731	569,721

Property and equipment
Construction and mining equipment	121,109	81,432
Other equipment and fixtures	40,415	31,954
Buildings and improvements	12,575	11,543
Land and improvements	2,403	2,491
Total property and equipment	176,502	127,420
Less accumulated depreciation	(75,748)	(58,207)
Property and equipment, net	100,754	69,213
Total assets	$1,649,105	$1,588,206

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

(In thousands except per share data)

	December 30, 2005	December 31, 2004
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and subcontracts payable, including retentions of $32,127 and $30,154, respectively	$253,559	$206,180
Billings in excess of cost and estimated earnings on uncompleted contracts	239,106	204,263
Accrued salaries, wages and benefits, including compensated absences of $49,578 and $48,908, respectively	158,033	140,623
Other accrued liabilities	46,639	61,919
Total current liabilities	697,337	612,985
Non-current liabilities
Self-insurance reserves	66,933	67,945
Pension and post-retirement benefit obligations	99,239	103,398
Other non-current liabilities	38,801	23,037
Total non-current liabilities	204,973	194,380
Contingencies and commitments (Note 12)
Minority interests	5,578	47,920
Stockholders’ equity
Preferred stock, par value $.01 per share, 10,000 shares authorized	—	—
Common stock, par value $.01 per share, 100,000 shares authorized; 26,870 and 25,474 shares issued, respectively	269	255
Capital in excess of par value	526,460	542,514
Stock purchase warrants	15,104	28,167
Retained earnings	188,999	130,901
Treasury stock, 32 and 26 shares, respectively, at cost	(1,307)	(1,012)
Unearned compensation – restricted stock	(4,233)	—
Accumulated other comprehensive income	15,925	32,096
Total stockholders’ equity	741,217	732,921
Total liabilities and stockholders’ equity	$1,649,105	$1,588,206

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended	Year ended	Year ended
	December 30, 2005	December 31, 2004	January 2, 2004
Operating activities
Net income	$58,366	$51,137	$42,063
Reorganization items	—	(1,245)	4,900
Adjustments to reconcile net income to net cash provided by operating activities:
Cash paid for reorganization items	(2,740)	(2,493)	(9,869)
Depreciation of property and equipment	21,880	18,714	31,369
Amortization and write-off of financing fees	6,300	3,225	19,565
Non-cash income tax expense	26,651	34,603	43,057
Minority interests in income of consolidated subsidiaries	5,409	15,214	21,908
Equity in income of unconsolidated affiliates, less dividends received	(14,038)	(17,296)	(17,091)
Self-insurance reserves	(1,013)	7,772	(11,259)
Stock-based compensation	2,259	1,164	6,174
Other	(7,610)	5,100	(5,781)
Changes in other assets and liabilities:
Accounts receivable and unbilled receivables	(69,481)	(73,980)	605
Investments in and advances to construction joint ventures	12,312	2,040	(7,531)
Other current assets	15,747	(5,841)	2,869
Accounts payable and subcontracts payable, accrued salaries, wages and benefits and other accrued liabilities	60,970	40,511	(4,629)
Billings in excess of cost and estimated earnings	(9,822)	32,009	(36,739)
Net cash provided by operating activities	105,190	110,634	79,611
Investing activities
Property and equipment additions	(63,192)	(35,217)	(12,213)
Property and equipment disposals	12,965	21,270	34,881
Purchases of short-term investments	(74,900)	(617,200)	(313,701)
Sales of short-term investments	105,100	637,000	263,701
Acquisition of minority interest	(29,057)	—	—
Decrease in restricted cash	9,016	9,118	20,124
Proceeds from sale of business	—	—	17,700
Net cash provided (used) by investing activities	(40,068)	14,971	10,492
Financing activities
Payment of financing fees	(4,577)	(3,914)	(11,438)
Distributions to minority interests, net	(4,379)	(25,501)	(42,105)
Proceeds from exercise of stock options and warrants	29,927	10,171	1,207
Purchase of warrants	(72,916)	—	—
Net cash used by financing activities	(51,945)	(19,244)	(52,336)
Increase in cash and cash equivalents	13,177	106,361	37,767
Cash and cash equivalents at beginning of year	224,529	118,168	80,401
Cash and cash equivalents at end of year	$237,706	$224,529	$118,168
Supplemental cash flow information
Interest paid	$7,255	$12,121	$14,285
Income taxes paid, net	11,047	7,411	5,725
Supplemental non-cash investing activities
Adjustment to investment in foreign subsidiaries for cumulative translation adjustments, net of income taxes	$(15,568)	$9,348	$15,844

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

				Capital				Unearned	Accumulated
	Shares of			in	Stock			compensation-	other
	Common stock		Common	excess of	purchase	Retained	Treasury	restricted	comprehensive
Period ended	Issued	Treasury	stock	par value	warrants	earnings	stock	stock	income (loss)
January 3, 2003	25,000	—	$250	$521,103	$28,647	$37,701	$—	$—	$9,049
Net income						42,063
Exercise of stock options	46			1,207
Stock-based compensation				6,174
Foreign currency translation adjustments, net									15,844
Minimum pension liability adjustment and other									(1,154)
January 2, 2004	25,046	—	250	528,484	28,647	79,764	—		23,739
Net income						51,137
Exercise of stock options and warrants	428		5	12,280	(331)
Stock-based compensation				1,164
Foreign currency translation adjustments, net									9,348
Minimum pension liability adjustment and other									(991)
Other		(26)		586	(149)		(1,012)
December 31, 2004	25,474	(26)	255	542,514	28,167	130,901	(1,012)	—	32,096
Net income						58,366
Issuance of restricted stock, net of forfeitures	134		1	5,844			(4)	(5,841)
Stock-based compensation	4			651				1,608
Exercise of stock options and warrants	1,258		13	39,472	(1,415)
Purchase of warrants				(62,113)	(11,616)
Foreign currency translation adjustments, net									(15,568)
Minimum pension liability adjustment and other									(603)
Other		(6)		92	(32)	(268)	(291)
December 30, 2005	26,870	(32)	$269	$526,460	$15,104	$188,999	$(1,307)	$(4,233)	$15,925

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

1.              DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Business

We are an international provider of a broad range of design, engineering, construction, construction management, facilities and operations management, environmental remediation and mining services to diverse public and private sector clients, including (i) engineering, construction, and operations and maintenance services in nuclear and fossil power markets; (ii) diverse engineering, construction, construction management, and operations and maintenance services for the highway and bridge, airport and seaport, dam, tunnel, water resource, and railway markets; (iii) design, engineering, procurement, construction and construction management and operations and maintenance services to industrial companies; (iv) contract mining, technical and engineering services for the metals, precious metals, coal, minerals, and minerals processes markets; (v) comprehensive nuclear and other environmental and hazardous substance remediation as well as management and operations services for governmental and private-sector clients and (vi) design, engineering, construction, management and operations, and closure services for weapons and chemical demilitarization programs for governmental clients. In providing these services, we enter into four basic types of contracts: fixed-price or lump-sum contracts providing for a fixed price for all work to be performed; fixed-unit-price contracts providing for a fixed price for each unit of work to be performed; target-price contracts providing for an agreed upon price whereby we absorb cost escalations to the extent of our expected fee or profit and are reimbursed for costs which continue to escalate beyond our expected fee and share in the cost savings based on a negotiated formula; and cost-type contracts providing for reimbursement of costs plus a fee. Engineering, construction management, maintenance, and environmental and hazardous substance remediation contracts are typically awarded pursuant to a cost-type contract.

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

Basis of presentation

The consolidated financial statements include the accounts of Washington Group International and all of its majority-owned subsidiaries and certain majority-owned construction joint ventures. Investments in non-consolidated construction joint ventures are accounted for by the equity method on the balance sheet with our proportionate share of revenue, cost of revenue and gross profit included in the consolidated statements of income. Investments in unconsolidated affiliates are accounted for using the equity method. All significant intercompany transactions and accounts have been eliminated in consolidation.

On March 22, 1999, we and BNFL Nuclear Services, Inc. (“BNFL”) acquired the government and environmental services businesses of CBS Corporation (now Viacom, Inc.). We refer to these businesses, together with other government services operations, as the “Government Services Business.” The Government Services Business manages highly complex facilities and programs for the U.S. Department of Energy (“DoE”) and U.S. Department of Defense (“DoD”) and provides engineering, construction, management, and risk-analysis services for a variety of governmental markets. The Government Services Business currently makes up our Energy & Environment and Defense business units. See Note 15, “Acquisition of BNFL’s Interest in Government Services Business,” for a discussion of our acquisition of BNFL’s minority interest in the Government Services Business.

On July 7, 2000, we purchased from Raytheon Company and Raytheon Engineers & Constructors International, Inc. (“RECI”) the capital stock of the subsidiaries of RECI and specified other assets of RECI and assumed specified liabilities of RECI. The businesses that we purchased, that we refer to as “RE&C”, provide engineering, design, procurement, construction, operation, maintenance, and other services on a global basis.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Revenue recognition

We follow the provisions of SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. We recognize revenue on engineering and construction-type contracts using the percentage-of-completion method of accounting whereby revenue is recognized as performance under the contract progresses. For most of our fixed-price and target-price contracts, we use a cost-to-cost approach to measure progress towards completion. Under the cost-to-cost method, we make periodic estimates of our progress towards completion by comparing costs incurred to date with total estimated contract costs. Revenue is then calculated on a cumulative basis (project-to-date) as the total contract value multiplied by the current percentage complete. Revenue for a reporting period is calculated as the cumulative project-to-date revenue less project revenue recognized in prior periods. However, we defer profit recognition on fixed-price and target-priced contracts until progress is sufficient to estimate the probable outcome, which generally does not occur until the project is at least 20 percent complete.

For contracts that include significant materials or equipment costs, we use an efforts expended method to measure progress towards completion based on labor hours, labor dollars or some other measurement of physical completion. For certain long-term contracts involving mining and environmental and hazardous substance remediation, progress towards completion is measured using the units of production method. Revenue from reimbursable or cost-plus contracts is recognized on the basis of costs incurred during the period plus the fee earned. Service-related contracts, including operations and maintenance contracts, are accounted for over the period of performance, in proportion to the costs of performance, evenly over the period or over units of production. Award fees associated with U.S. government contracts are initially estimated and recognized based on historical performance until the client has confirmed the final award fee. Performance-based incentive fees are included in contract value when a basis exists for the reasonable prediction of performance in relation to established targets. When a basis for reasonable prediction does not exist, performance-based incentive fees are recognized when actually awarded by the client.

The amount of revenue recognized also depends on whether the contract or project is determined to be an “at-risk” or an “agency” relationship between the client and us. Determination of the relationship is based on characteristics of the contract or the relationship with the client. For at-risk relationships, the gross revenue and the costs of materials, services, payroll, benefits, non-income tax and other costs are recognized in our statements of income. For agency relationships, where we act as an agent for our client, only fee revenue is recognized, meaning that direct project costs and the related reimbursement from the client are netted.

The use of the percentage-of-completion method for revenue recognition requires the use of various estimates, including among others, the extent of progress towards completion, contract completion costs and contract revenue. Profit margins to be recognized are dependent upon the accuracy of estimated engineering progress, materials quantities, achievement of milestones and other incentives, penalty provisions, labor productivity and other cost estimates. Such estimates are dependent upon various judgments we make with respect to those factors, and some are difficult to accurately determine until the project is significantly underway. Progress is evaluated each reporting period. We recognize adjustments to profitability on contracts utilizing the percentage-of-completion method on a cumulative basis, when such adjustments are identified. We have a history of making reasonably dependable estimates of the extent of progress towards completion, contract revenue and contract completion costs on our long-term engineering and construction-type contracts. However, due to uncertainties inherent in the estimation process, it is possible that actual completion costs may vary from estimates. In limited circumstances, we may use the completed-contract method for specific contracts for which reasonably dependable estimates cannot be made or for which inherent hazards make the estimates doubtful. The completed contract method was not utilized during any of the periods presented.

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

Costs related to change orders and claims are recognized when they are incurred. Change orders are included in total estimated contract revenue when it is probable that the change order will result in a bona fide addition to contract value and can be reliably estimated. Estimated contract revenue associated with change orders may include amounts in excess of incurred costs (profit) when appropriate. Claims are included in total estimated contract revenue, only to the extent that contract costs related to the claim have been incurred, when it is probable that the claim will result in a bona fide addition to contract value and can be reliably estimated which generally occurs when amounts have been received or awarded. This can lead to a situation where costs are recognized in one period and revenue is recognized when customer agreement is obtained or claim resolution occurs, which can be in subsequent periods. Historical claim recoveries should not be considered indicative of future claim recoveries.  We recognized revenue and related additional contract costs from claims in the following amounts for the periods presented:

	Year ended	Year ended	Year ended
	December 30, 2005	December 31, 2004	January 2, 2004
Revenue from claims	$22,899	$30,439	$35,199
Less additional contract related costs and subcontractors’ share of claim settlements	(1,697)	(1,901)	(8,998)
Net impact on gross profit from claims	$21,202	$28,538	$26,201

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

Segmenting contracts

Occasionally a contract may include several elements or phases, each of which was negotiated separately with the customer and agreed to be performed without regard to the performance of others. We follow the criteria set forth in SOP 81-1 when segmenting contracts. In these situations, we segment the contract and assign revenue to the different elements or phases to achieve different rates of profitability based on the relative value of each element or phase to the estimated contract revenue. Values assigned to the segments are based on our normal historical prices and terms of such services to other customers.

Use of estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) necessarily requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenue and costs during the reporting periods. Actual results could differ from those estimates. On an ongoing basis, we review our estimates based on information that is currently available. Changes in facts and circumstances may result in revised estimates.

Classification of current assets and liabilities

We include in current assets and liabilities amounts realizable and payable under contracts that extend beyond one year. Accounts receivable at December 30, 2005 and December 31, 2004 included $9,399 and $12,393, respectively, of contract retentions, which are not expected to be collected within one year. Subcontracts payable at December 30, 2005 and December 31, 2004, included $3,868 and $16,627, respectively, of retentions payable, which are not expected to be paid within one year. Billings in excess of cost and estimated earnings on uncompleted contracts contain amounts that, depending on contract performance, resolution of U.S. government contract audits, negotiations, change orders, claims or changes in facts and circumstances, may not require payment within one year.

Cash and cash equivalents

Cash and cash equivalents consist of liquid securities with remaining maturities of three months or less at the date of acquisition that are readily convertible into known amounts of cash.

Restricted Cash

As of December 30, 2005 and December 31, 2004, we had $52,533 and $61,549, respectively, of restricted cash. Restricted cash consists primarily of cash restricted for use in the normal operations of our consolidated joint ventures, by projects having contractual cash restrictions and by our self-insurance program.

Short-term investments

Short-term investments as of December 31, 2004, consisted of investment grade fixed-income auction rate securities classified as available-for-sale. The short-term investments are stated at fair value that approximated cost, therefore there were no unrealized gains or losses related to these securities included in accumulated other comprehensive income at December 31, 2004. The cost of securities sold was based on the specific identification method. At December 31, 2004, short-term investments had contractual maturities generally ranging from 24 to 38 years; however, all securities had provisions to be re-priced as to the interest rate or to be sold within 28 days or less. All auction rate securities were sold in February 2005 and the proceeds were reinvested in cash equivalents.

Accounts and unbilled receivables

Accounts receivable at December 30, 2005 and December 31, 2004 include allowances for doubtful accounts of $5,811 and $9,419, respectively. Unbilled receivables represent costs incurred under contracts in process that have not yet been invoiced to customers and arise from the use of the percentage-of-completion method of accounting, cost reimbursement-type contracts and the timing of billings. Substantially all unbilled receivables at December 30, 2005 are expected to be billed and collected within one year.

Credit risk concentration

By policy, we limit the amount of credit exposure to any one financial institution and place investments with financial institutions evaluated as highly creditworthy. At December 30, 2005, billed and unbilled receivables from the DoE and the DoD totaled $278,737. Concentrations of credit risk with respect to other accounts receivable and unbilled receivables are believed to be limited due to the number, diversification and character of the obligors and our credit evaluation process. Typically, we have not required collateral for such obligations, but we may place liens against property, plant or equipment constructed if a default occurs.

Goodwill and other intangible assets

Goodwill and other intangible assets are subject to annual impairment tests pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. Effective February 1, 2002, in conjunction with fresh-start reporting, we used the purchase method of accounting to allocate our reorganization value to our net assets, with the excess recorded as goodwill on the basis of estimates of fair value. For income tax purposes, we have tax deductible goodwill in excess of financial statement goodwill and net operating loss (“NOL”) carryovers for which a valuation allowance was established in fresh-start reporting. As goodwill is deducted for income tax purposes and as the pre-reorganization NOL carryovers are utilized, substantially all the resulting tax benefit reduces financial statement goodwill. Intangible assets of $37,400 are included in other assets as of December 30, 2005 and consist of minority interest in certain contracts and customer related intangibles acquired from BNFL.  See Note 15, “Acquisition of BNFL’s Interest in Government Services Business”.  These intangible assets are being amortized over estimated useful lives ranging from seven to eight years. The estimated aggregate amortization expense will be approximately $14,000 in 2006 and approximately $4,000 for each of the next four years.

Property and equipment

Property and equipment was stated at estimated fair value as of February 1, 2002. Subsequent major renewals and improvements are capitalized at cost, while maintenance and repairs are expensed when incurred. Depreciation of construction and mining equipment is provided based on the straight-line and accelerated methods, after an allowance for estimated salvage value, over estimated lives of 2 to 10 years. Depreciation of buildings is provided based on the straight-line method over estimated lives of 10 to 15 years, and improvements are amortized over the shorter of the asset life or lease term. Depreciation of equipment is provided based on the straight-line method over estimated lives of 3 to 12 years. Upon disposition, cost and related accumulated depreciation of property and equipment are removed from the accounts, and the gain or loss is reflected in results of operations.

Billings in excess of cost and estimated earnings on uncompleted contracts

Billings in excess of cost and estimated earnings on uncompleted contracts represent amounts actually billed to clients, and perhaps collected, in excess of costs incurred and profits recognized on a project. Also, we occasionally negotiate advance payments as a contract condition. These advance payments are reflected in billings in excess of cost and estimated earnings on uncompleted contracts. Provisions for losses on contracts, reclamation reserves on mining contracts and reserves for punch-list costs, demobilization and warranty costs on contracts that have achieved substantial completion and reserves for audit and contract closing adjustments on U.S. government contracts are also included in billings in excess of cost and estimated earnings on uncompleted contracts. The following table summarizes the components of billings in excess of cost and estimated earnings on uncompleted contracts.

	December 30, 2005	December 31, 2004
Billings in excess of cost and estimated earnings on uncompleted contracts	$92,298	$112,628
Estimated costs to complete long-term contracts	21,192	28,371
Net liabilities of construction joint ventures	72,366	27,708
Other reserves	53,250	35,556
	$239,106	$204,263

The caption “Net liabilities of construction joint ventures” above, represents our share of unconsolidated construction joint ventures that had an excess of liabilities over assets primarily due to accrued contract losses. See Note 4, “Ventures.”

Restructuring charges

In connection with restructuring actions to improve operational efficiency and reduce employment levels and excess facilities, we recorded restructuring charges in prior periods. The remaining restructuring liabilities, primarily relating to building leases for vacated excess facilities, amounted to $4,241, $6,178 and $9,454 as of December 30, 2005, December 31, 2004, and January 2, 2004, respectively. The year-to-year decrease is primarily due to lease payments made during the respective periods.

Self-insurance reserves

Self-insurance reserves represent reserves established through a program under which we self-insure certain business risks. We carry substantial premium-paid, traditional insurance for our various business risks; however, we self-insure the lower level deductibles for workers’ compensation and general, automobile and professional liability. Our total self-insurance reserves at December 30, 2005 and December 31, 2004 are $79,234 and $79,429, respectively. The current portion of the self-insurance reserves of $12,301 and $11,484 at December 30, 2005 and December 31, 2004, respectively, is included in other accrued liabilities.

Foreign currency translation

The functional currency for foreign operations is generally the local currency. Translation of assets and liabilities to U.S. dollars is based on exchange rates at the balance sheet date. Translation of revenue and expenses to U.S. dollars is based on a weighted-average rate during the period. Translation gains or losses, net of income tax effects, are reported as a component of other comprehensive income (loss), except for translation gains or losses related to short-term duration construction and engineering projects which are recognized currently. Gains or losses from foreign currency transactions are included in results of operations.

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

Income per share

Basic income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income per share except that it reflects the potential dilution from dilutive common stock equivalents using the treasury stock method. Outstanding common stock equivalents consist of options and warrants to purchase common stock and restricted stock. See Note 14, “Capital Stock, Stock Purchase Warrants and Stock Compensation Plans.”

During the year ended January 2, 2004, the weighted average number of anti-dilutive outstanding warrants and options excluded from the computation of diluted income per share was 7,749 and 3,270, respectively. During the years ended December 31, 2004 and December 30, 2005, the weighted average number of anti-dilutive outstanding warrants and options excluded from the computation of diluted earnings per share was not significant.

Stock-based compensation

We have used the intrinsic value method to account for stock-based employee compensation under the recognition and measurement principles of Accounting Principles Bulletin (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations for all periods presented. The following table presents the pro forma effect on net income and income per share as if we had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. Our stock-based employee compensation plans, together with the assumptions used to determine fair values, are described in Note 14, “Capital Stock, Stock Purchase Warrants and Stock Compensation Plans.”

	Year ended	Year ended	Year ended
	December 30, 2005	December 31, 2004	January 2, 2004
Net income as reported	$58,366	$51,137	$42,063
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards (1)	(9,650)	(7,010)	(15,923)
Add: Stock-based employee compensation expense recognized	2,259	1,164	6,174
Tax effects	2,885	2,282	3,805
Pro forma net income	$53,860	$47,573	$36,119
Income per share:
As reported – basic	$2.24	$2.02	$1.68
As reported – diluted	1.93	1.86	1.66
Pro forma – basic	2.07	1.88	1.44
Pro forma – diluted	1.78	1.73	1.43

(1)   We present pro forma compensation cost assuming all stock options granted will vest with recognition of actual forfeitures as they occur.

Reclassifications

Certain reclassifications have been made to the accompanying consolidated financial statements for prior years to conform to the current year presentation. The reclassifications did not impact previously reported revenue, operating income, net income, total assets, total liabilities or stockholders’ equity.

3.     ACCOUNTING STANDARDS

Adoption of accounting standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 153, Exchanges of Non-monetary Assets – An Amendment of APB Opinion No. 29. APB Opinion No. 29 provided an exception to the basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some non-monetary exchanges, although commercially substantive, be recorded on a carryover basis. SFAS No. 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance – that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. We were required to adopt SFAS No. 153 in the third quarter of 2005. The adoption had no impact on our financial position, results of operations, or cash flows.

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143 (“FIN 47”). FIN 47 clarifies the term conditional asset retirement obligation as used in SFAS No. 143, Accounting for Asset Retirement Obligations, and requires a liability to be recorded if the fair value of the obligation can be reasonably estimated. The types of asset retirement obligations that are covered by FIN 47 are those for which an entity has a legal obligation to perform an asset retirement activity; however the timing and (or) method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. We were required to adopt FIN 47 in the fourth quarter of 2005. The adoption had no impact on our financial position, results of operations or cash flows.

Recently issued accounting standards

In December 2004, the FASB issued SFAS No. 123 (Revised), Share-Based Payment. SFAS No. 123-R replaces SFAS No. 123 and supersedes APB Opinion No. 25. Adoption of SFAS No. 123-R will require us to record a non-cash expense for our stock compensation plans using the fair value method. Historically we have recorded our compensation cost in accordance with APB Opinion No. 25, which does not require the recording of an expense for stock options if they were granted at a price equal to the fair market value of common stock on the grant date. SFAS No. 123-R is effective for us beginning the first quarter of 2006. Based on options outstanding as of December 30, 2005, and estimated future option grants in 2006, we estimate the adoption of SFAS No. 123-R will result in an additional pre-tax expense of approximately $8.0 million in 2006.

In the mining industry, companies may be required to remove overburden and waste materials to access mineral deposits. The costs of removing overburden and waste materials are referred to as “stripping costs.” MIBRAG incurs significant stripping costs in its lignite coal mining operations. In March 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 04-6, Accounting for Stripping Costs Incurred during Production in the Mining Industry. The EITF concluded that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the cost of inventory produced during the period that stripping costs are incurred. EITF No. 04-6 is effective for us in the first quarter of 2006. Based upon MIBRAG’s deferred stripping costs recorded as of December 30, 2005, the adoption of EITF No. 04-6 will result in a reduction of our investments in unconsolidated affiliates and a reduction of total stockholders’ equity of $83.2 million and $54.1 million, respectively. EITF No. 04-6 provides that any adjustment from adoption be recognized as a cumulative effect adjustment to beginning retained earnings in the period of adoption which will not affect our earnings in 2006. MIBRAG’s mines are open pit lignite coal mines which cover several square miles and have an estimated remaining life of 40 or more years. Because of the mining procedures used, MIBRAG generally does not maintain any significant inventory of mined coal. Accordingly, under EITF No. 04-6 costs of removing overburden will be expensed in the period incurred. The execution of the mine plan may result in fiscal periods during which costs incurred for the removal of overburden will not bear a direct relationship to the revenue derived from the sale of coal. This may result in a degree of variability in the future reported earnings of MIBRAG.

4.     VENTURES

Construction joint ventures

We participate in unconsolidated construction joint ventures that are formed to bid, negotiate and complete specific projects. The unconsolidated construction joint ventures are reflected in our consolidated balance sheets as investments in and advances to construction joint ventures accounted for under the equity method, and our proportionate share of revenue, cost of revenue and gross profit is included in our consolidated statements of income. The size, scope and duration of joint-venture projects vary among periods. The tables below present the financial information of our unconsolidated construction joint ventures in which we do not hold a controlling interest but do exercise significant influence. At December 30, 2005 and December 31, 2004, $72,366 and $27,708, respectively, was included in our consolidated balance sheet under the caption “Billings in excess of cost and estimated earnings on uncompleted contracts,” representing our share of the excess of liabilities over assets primarily due to accrued contract losses of unconsolidated construction joint ventures.

Combined financial position of unconsolidated construction joint ventures
	December 30, 2005	December 31, 2004
Current assets	$298,935	$265,111
Property and equipment, net	9,582	4,403
Current liabilities	(353,728)	(254,993)
Net assets (liabilities)	$(45,211)	$14,521

Combined results of operations of unconsolidated construction joint ventures	Year ended	Year ended	Year ended
	December 30, 2005	December 31, 2004	January 2, 2004
Revenue	$1,060,782	$704,729	$702,648
Cost of revenue	(1,153,194)	(716,755)	(624,535)
Gross profit (loss)	$(92,412)	$(12,026)	$78,113

Washington Group International’s share of results of operations of unconsolidated construction joint ventures
Revenue	$477,138	$281,890	$271,218
Cost of revenue	(522,233)	(294,367)	(239,881)
Gross profit (loss)	$(45,095)	$(12,477)	$31,337

During 2004, a construction joint venture in which we have a 50 percent interest recognized a contract loss on a $377,700 fixed-price roadway interchange and bridge project. Our share of the loss amounted to $27,500. During the second quarter of 2005, the final design for a major portion of the project was completed. Based on the final design and combined with what we believe to be a number of changes directed by the clients, or the state regulatory agency, the estimated costs increased significantly due to quantity growth, cost escalation, and additional labor required. Also, the changes resulted in a later completion date with the attendant costs. We have continued to monitor and evaluate the estimated total costs associated with this project and during the third and fourth quarters of 2005, experienced further cost increases, primarily associated with subcontract and material cost escalation, higher labor costs, and additional schedule impacts. The revisions to estimated costs resulted in a charge to earnings of $72,500 for 2005 and brings our share of the total estimated contract loss to $100,000 as of December 30, 2005.

To date, only a small portion of the cost increases have been agreed to with the clients and acknowledged with a change order. As of December 30, 2005, the project is approximately 41 percent complete, measured on a cost-to-cost basis, and is scheduled to be complete in the first half of 2007. Pending change orders and claims submitted to the client total approximately $95,400 (of which our share is $47,700), an additional $32,300 are in process (of which our share is $16,150) and we believe more are to follow. We believe there will be significant recoveries once the claim process is completed. Because we have not been able to reach agreement on the change orders and claims, recoveries will be recognized only when it is probable they will result in additional revenue and the amounts can be reliably estimated. While the entire amount of the current estimated loss has been recognized, actual results may differ from our estimates.

Unconsolidated affiliates

At December 30, 2005 and December 31, 2004, we held ownership interests in unconsolidated affiliates that are accounted for under the equity method, the most significant of which are two incorporated mining ventures: MIBRAG (50 percent) and Westmoreland Resources (20 percent). We provide consulting services to MIBRAG and contract mining services to Westmoreland Resources. The tables below present the financial information of our unconsolidated affiliates in which we do not hold a controlling interest but do exercise significant influence.

Combined financial position of unconsolidated affiliates
	December 30, 2005	December 31, 2004
Current assets	$156,537	$184,801
Property and equipment, net	530,140	615,475
Other non-current assets	622,217	686,849
Current liabilities	(88,710)	(98,424)
Long-term debt, non-recourse to parents	(225,512)	(257,950)
Other non-current liabilities	(648,085)	(769,739)
Net assets	$346,587	$361,012

Combined results of operations of unconsolidated affiliates	Year ended	Year ended	Year ended
	December 30, 2005	December 31, 2004	January 2, 2004
Revenue	$481,632	$457,219	$447,386
Costs and expenses	(420,843)	(401,182)	(394,847)
Gross profit	$60,789	$56,037	$52,539

In March 2005, the EITF reached a consensus on Issue No. 04-6, Accounting for Stripping Costs Incurred during Production in the Mining Industry. EITF No. 04-6 is effective for us in the first quarter of 2006 and upon adoption will have a significant impact on our investment in MIBRAG. See Note 3, “Accounting Standards”.

5.     SALE OF BUSINESS

On April 18, 2003, we sold the process technology development portion of our petroleum and chemical business (the “Technology Center”) for $17,700 and recognized a gain of $4,946 on the sale reflected as other operating income in 2003. Operating results for the Technology Center are included as part of the “Intersegment and other unallocated operating costs” in Note 11, “Operating Segment, Geographic and Customer Information” through the date of the sale. Operating results of the Technology Center included in our consolidated results of operations for the year ended January 2, 2004 consisted of $9,989 of revenue and a net loss of $590.

6.     GOODWILL

The following table reflects the changes in the carrying value of goodwill from January 2, 2004 to December 30, 2005. We reduce goodwill as a result of amortization of the excess of tax deductible goodwill over financial statement goodwill and for actual and forecast usage of pre-reorganization NOL carryovers. Goodwill of a subsidiary is assigned each year to the reporting segments to which the subsidiary was providing service in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. In addition, as disclosed in Note 11, “Operating Segment, Geographic and Customer Information,” certain operations were transferred among business units during 2004. Goodwill was also impacted by the transactions completed with BNFL in the current year as discussed in Note 15, “Acquisition of BNFL’s Interest in Government Services Business.”

Goodwill activity by reporting segment		Industrial/				Energy &
	Power	Process	Infrastructure	Mining	Defense	Environment	Total
Balance at January 2, 2004	$7,247	$90,081	$50,574	—	$38,473	$173,528	$359,903
Reorganization of reporting structure	7,000	(10,656)	(1,536)	—	720	4,472	—
Adjustment for amortization of tax goodwill, and utilization of NOL’s	(1,588)	(21,493)	(12,907)	—	(7,327)	(8,771)	(52,086)
Balance at December 31, 2004	12,659	57,932	36,131	—	31,866	169,229	307,817
Reorganization of reporting structure	1,908	794	(2,613)	—	(89)	—	—
Adjustment for amortization of tax goodwill, utilization of NOL’s and reduction of tax contingency liability	(2,490)	(33,719)	(20,247)	—	(11,494)	(13,765)	(81,715)
Impact of BNFL acquisition	—	—	—	—	(1,152)	(62,680)	(63,832)
Balance at December 30, 2005	$12,077	$25,007	$13,271	—	$19,131	$92,784	$162,270

We perform our annual goodwill impairment test for all of our reporting segments as of the end of October in conjunction with our annual budgeting and forecasting process. There has been no goodwill impairment during the years ended December 30, 2005, December 31, 2004, and January 2, 2004.

7.     CREDIT FACILITY

We have a Senior Secured Revolving Credit Facility (the “Credit Facility”) that provides for up to $350,000 in the aggregate of loans and other financial accommodations allocated pro rata between a tranche A facility and a tranche B facility. On June 14, 2005, we amended and restated the Credit Facility to include more favorable terms, increase the tranche A to $247,500 from $115,000 and decrease the tranche B to $102,500 from $235,000. As amended and restated, the scheduled termination date for both tranche A and tranche B is June 14, 2010. The borrowing rate for tranche A is LIBOR plus an additional margin of 2.00 percent or, at our option, prime plus an additional margin of 1.00 percent, subject in each case to a 0.25 percent reduction upon our obtaining a specified long-term debt rating. The borrowing rate for tranche B is LIBOR plus an additional margin of 1.75 percent or, at our option, prime plus an additional margin of 0.75 percent. As of December 30, 2005, the effective borrowing rate was 6.39 percent for tranche A and 6.14 percent for tranche B.

The Credit Facility also provides for other fees, including commitment and letter of credit fees, normal and customary for such credit agreements. Under the current terms of the agreement, letters of credit are allocated pro rata between the facilities on the same basis as loans. Letter of credit fees are calculated using the applicable LIBOR margins stated above plus an issuance fee which is negotiated with the issuing bank. Commitment fees are calculated on the remaining borrowing capacity of each tranche after subtracting any outstanding borrowings and letters of credit. The commitment fee is 0.50 percent for tranche A (subject to a 0.25 percent reduction upon our obtaining a specified long-term debt rating) and 1.75 percent (or at our option, prime plus an additional margin of 0.75 percent) for tranche B. At December 30, 2005, $92,000 face amount of letters of credit were issued and outstanding and no borrowings were outstanding leaving a borrowing capacity of $258,000 under the Credit Facility.

The Credit Facility contains financial covenants requiring the maintenance of specified financial and operating ratios, and specified events of default that are typical for a credit facility of this size, type and tenor. The Credit Facility also contains covenants that limit our ability and the ability of some of our subsidiaries to incur debt, grant liens, provide guarantees, make investments, merge with or acquire other companies and pay dividends. At December 30, 2005, we were in compliance with all of the financial covenants under the Credit Facility. The Credit Facility is secured by substantially all of the assets of Washington Group International and our wholly owned domestic subsidiaries.

As a result of the June 14, 2005 amendment to the Credit Facility, $3,588 of deferred financing fees were written off during the year ended December 30, 2005. During the year ended January 2, 2004, $9,831 of unamortized financing fees associated with a prior credit facility were written off upon the signing of the Credit Facility.

8.     TAXES ON INCOME

The components of the U.S. federal, state and foreign income tax expense (benefit) were as follows:

	Year ended	Year ended	Year ended
	December 30, 2005	December 31, 2004	January 2, 2004
Currently payable:
U.S. federal	$661	$611	$684
State	(216)	548	1,247
Foreign	4,575	3,629	4,927
Total current expense	5,020	4,788	6,858
Deferred:
U.S. federal	27,896	37,526	34,605
State	(3,178)	4,517	4,175
Foreign	168	(7,306)	1,250
Total deferred expense	24,886	34,737	40,030
Income tax expense	$29,906	$39,525	$46,888

The components of the deferred tax assets and liabilities and the related valuation allowances were as follows:

Deferred tax assets and liabilities	December 30, 2005	December 31, 2004
Deferred tax assets:
Goodwill	$21,075	$18,051
Compensation and benefits	79,293	51,946
Depreciation	3,127	1,322
Provision for losses	34,493	35,131
Joint ventures	29,514	13,101
Revenue recognition	1,652	6,514
Self-insurance reserves	36,147	33,702
Alternative minimum tax	16,817	17,098
Foreign tax credit	22,557	17,461
Net operating loss carryovers	135,981	146,487
Valuation allowances	(107,949)	(131,244)
Other, net	9,811	6,831
Total deferred tax assets	282,518	216,400
Deferred tax liability:
Investment in affiliates	(48,069)	(57,578)
Total deferred tax assets, net	$234,449	$158,822

As of December 30, 2005, we have remaining tax goodwill of $577,907 resulting from prior acquisitions. The amortization of this goodwill is deductible over remaining periods ranging from 8.2 to 9.5 years. The annual tax amortization will be $61,757 for the next 8 years and decrease thereafter. At December 30, 2005, we had federal NOL carryovers of $159,411, most of which is subject to an annual limitation of $26,510. The federal NOL carryovers expire in years 2020 through 2022. We also have foreign NOL carryovers of $165,527, most of which are not subject to expiration. The foreign NOL carryovers primarily consist of losses incurred on two construction projects in the United Kingdom which were acquired as part of the RE&C acquisition. We also have $1,690 of foreign tax credits that expire in 2015 and $20,867 of foreign tax credits which currently have no expiration date.

The $107,949 of valuation allowances reduce the deferred tax assets associated with foreign tax credits and the NOL carryovers to a level which will, more likely than not, be realized based on estimated future taxable income. As the NOL is used against taxable income or the valuation allowance is no longer considered necessary, the valuation allowance will be reduced, substantially all of which will result in a corresponding reduction to financial statement goodwill until such goodwill is reduced to zero. During 2004 and 2005, based on actual and forecasted utilization of NOL carryovers the valuation allowance was decreased by $17,365 and $27,884, respectively. The tax effect of the change resulted in an additional $11,116 deferred tax asset in 2004 and $17,850 in 2005. The combined amounts of $28,481 and $45,734 were recorded as reductions to goodwill in 2004 and 2005. During these years, the valuation allowance also had minor adjustments due to foreign currency translation and changes in utilization estimates.

Years prior to 2002 are closed to examination for federal tax purposes. We have evaluated the available evidence about both asserted and unasserted income tax contingencies in our income tax returns filed with the Internal Revenue Service (“IRS”), state, local and foreign tax authorities. We have recorded $5,091 for income tax contingencies which represents our estimate of the amount that is probable and estimable of being payable, if successfully challenged by such tax authorities, under the provisions of SFAS No. 5, Accounting for Contingencies. During 2005, we settled with the IRS on disputes involving tax years 1994 through 1997. The settlement amount was less than had been previously recorded as a contingent liability. In accordance with SFAS No. 109, Accounting for Income Taxes, the reduction to the liability, which was recorded as of the date of our reorganization, resulted in a $12,710 reduction of goodwill. We have not received either written or oral tax opinions that are contrary to our assessment of the recorded income tax provision and income tax contingency accrual.

Income tax expense (benefit) differed from income taxes at the U.S. federal statutory tax rate of 35.0 percent as follows:

	Year ended	Year ended	Year ended
	December 30, 2005	December 31, 2004	January 2, 2004
Federal tax rate	35.0%	35.0%	35.0%
State tax, net of federal benefit	(2.5)	3.1	3.2
Nondeductible items	2.5	2.1	2.8
Domestic reinvestment plan	(4.0)	—	—
Foreign tax	0.9	(2.9)	1.3
Effective tax rate	31.9%	37.3%	42.3%

Income from work performed in the Middle East is generally not subject to state income tax. As a result of our increase in earnings in the Middle East, the state tax effective rate is substantially lower than in previous periods. Also, in preparing the state income tax returns for 2004, we revised our estimate of the impact of foreign earnings not subject to state income taxes. The result of this change in estimate was a $2,011 tax benefit recorded in the year ended December 30, 2005.

During the year ended December 30, 2005, we implemented a domestic reinvestment plan for dividends received from our interest in MIBRAG. The plan allowed us to take advantage of a temporary dividend received deduction and generated a $3,846 tax benefit.

Foreign taxes for all three years presented include a benefit for current year losses in certain foreign jurisdictions. A full valuation allowance has been provided against the resulting foreign NOL’s. Non-deductible items were principally comprised of non-deductible reorganization expenses, lobbying expenses, and the non-deductible portion of meals and entertainment expenses.

The U.S. government ratified the protocol modifying the income tax treaty between the U.S. and the Netherlands in December 2004. The protocol eliminates the five percent Netherlands withholding tax on dividends from Netherlands subsidiaries received after February 1, 2005. The net impact of the elimination of the

Netherlands withholding tax on future dividends was a reduction in our deferred tax liability of $3,623, which decreased income tax expense for the year ended December 31, 2004.

Income before reorganization items, income taxes and minority interests is comprised of the following:

	Year ended	Year ended,	Year ended
	December 30, 2005	December 31, 2004	January 2, 2004
U.S. source	$(9,004)	$13,950	$46,018
Foreign source	102,685	90,681	69,741
Income before reorganization items, income taxes and minority interests	$93,681	$104,631	$115,759

9.     BENEFIT PLANS

Pension plans and supplemental retirement plans

We sponsor defined benefit pension plans and unfunded supplemental retirement plans, which primarily cover certain groups of current and former employees of the Government Services Business. We utilize actuarial estimates of the pension obligations for financial reporting purposes and make contributions as necessary to meet ERISA funding requirements for these plans. Qualified plan assets are invested in master pension trusts for the Government Services Business that invest primarily in publicly traded common stocks, bonds, government securities and cash equivalents.

Effective January 1, 2006, all of the Government Services Business’ employees, excluding those employed at U.S. government-owned/contractor-operated sites, were converted to the Washington Group International benefits programs. Accordingly, benefits provided under the pension plans were frozen effective December 31, 2005. Accrued pension benefits are based on pay and service through December 31, 2005. The freezing of benefits under the pension plans resulted in a curtailment gain of $2,224.

We use an October 31 measurement date for our pension plans.

Reconciliation of beginning and ending balances of benefit obligations and fair value of plan assets and the funded status of the pension plans are as follows:

	Year ended	Year ended
Change in benefit obligations	December 30, 2005	December 31, 2004
Benefit obligations at beginning of period	$83,128	$72,207
Service cost	5,466	4,768
Actuarial loss	3,007	4,728
Interest cost	4,782	4,453
Participant contributions	518	510
Impact of benefit freeze	(6,682)	—
Benefit payments	(4,132)	(3,538)
Benefit obligations at end of period	$86,087	$83,128
Change in plan assets
Fair value of plan assets at beginning of period	$21,073	$14,605
Actual return on plan assets	1,462	1,233
Company contributions	7,689	8,263
Participant contributions	518	510
Benefit payments	(4,132)	(3,538)
Fair value of plan assets at end of period	$26,610	$21,073

	Year ended	Year ended
	December 30, 2005	December 31, 2004
Funded status (obligations less fair value of plan assets)	$(59,477)	$(62,055)
Unrecognized net actuarial loss	5,492	12,559
Unrecognized prior service cost	—	12
Accrued benefit cost	(53,985)	(49,484)
Contributions made after the measurement date	621	545
Accrued benefit cost at end of period	$(53,364)	$(48,939)

Amounts recognized in the consolidated balance sheets for the pension plans are as follows:

	December 30, 2005	December 31, 2004
Accrued benefit liability	$(59,484)	$(55,986)
Intangible asset	—	1
Accumulated other comprehensive loss	6,120	4,846
Minority interest in other comprehensive loss	—	2,200
Net amount recognized	$(53,364)	$(48,939)

We expect to contribute $11,600 to the pension plans in 2006. At December 30, 2005, the benefit obligation for each pension plan exceeded the fair value of plan assets. Pension benefits expected to be paid in each of the next five years and in the aggregate for the next succeeding five years are $3,887, $4,043, $4,228, $4,425, $4,648 and $27,000, respectively, at December 30, 2005.

The accumulated benefit obligation for all defined benefit pension plans was $86,087 and $77,099 at December 30, 2005 and December 31, 2004, respectively.

The components of net pension costs for the plans are as follows:

	Year ended	Year ended	Year ended
Components of net pension costs	December 30, 2005	December 31, 2004	January 2, 2004
Service cost	$5,466	$4,769	$3,367
Interest cost	4,782	4,453	4,091
Expected return on assets	(1,823)	(1,336)	(923)
Recognized net actuarial loss	386	175	125
Prior service costs	(133)	—	—
Net periodic pension costs before curtailment gain	8,678	8,061	6,660
Curtailment gain	(2,224)	—	—
Net periodic pension costs	$6,454	$8,061	$6,660

The actuarial assumptions used to determine pension benefit obligations for the plans are as follows:

	December 30, 2005	December 31, 2004
Discount rates	5.8% to 5.9%	5.5% to 6.0%
Compensation increases	—	4.0
Expected return on assets	8.0	8.0

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

Separate investment committees manage the assets of the two master trusts, which hold the plan assets. In accordance with the investment guidelines, the assets of the funds are invested in a manner consistent with the fiduciary standards of the ERISA. The investments are made solely in the interest of the participants and beneficiaries and for the exclusive purpose of providing benefits to the participants and their beneficiaries. The asset allocation targets for these two master trusts are approximately 60 percent in equities and 40 percent in fixed income securities. Actual allocation percentages will vary from the target percentages based on short-term fluctuations in cash flows and market fluctuations.

The pension plan’s weighted-average asset allocations by asset category are:

Asset category	December 30, 2005	December 31, 2004
U.S. equity securities	55%	58%
Fixed income debt securities	33	34
Non-U.S. equity securities	6	6
Cash and cash equivalents	6	2

Post-retirement benefit plans

We provide benefits under company-sponsored retiree health care and life insurance plans for certain groups of employees, some of which require retiree contributions and contain other cost sharing features. The retiree life insurance plans provide basic coverage on a noncontributory basis. In connection with the transition of certain groups of Government Services Business’ employees to Washington Group International’s benefit programs, retiree health care and life insurance benefits were terminated for anyone retiring after December 31, 2005. Accordingly, all benefits provided under company-sponsored health care and life insurance plans are frozen. The termination of retiree medical and life insurance benefits for anyone retiring after December 31, 2005 resulted in a curtailment gain of $7,065 during the year ended December 30, 2005. We reserve the right to amend or terminate the post-retirement benefits currently provided under the plans and may increase retirees’ cash contributions at any time.

We use an October 31 measurement date for our post-retirement benefit plans.

Reconciliation of beginning and ending balances of post-retirement benefit obligations and fair value of plan assets and the funded status are as follows:

	Year ended	Year ended
Change in post-retirement benefit obligations	December 30, 2005	December 31, 2004
Benefit obligations at beginning of period	$59,221	$54,890
Service cost	613	1,911
Interest cost	2,889	3,397
Initial obligation	575	—
Impact of benefit freeze	(7,065)	—
Participant contributions	1,235	1,201
Benefit payments	(5,824)	(4,926)
Actuarial (gain) loss	(4,901)	2,748
Benefit obligations at end of period	$46,743	$59,221

	Year ended	Year ended
Change in plan assets	December 30, 2005	December 31, 2004
Fair value of plan assets at beginning of period	$—	$—
Company contributions	4,589	3,725
Participant contributions	1,235	1,201
Benefit payments	(5,824)	(4,926)
Fair value of plan assets at end of period	$—	$—
Funded status (obligations less fair value of plan assets)	$(46,743)	$(59,221)
Unrecognized net actuarial loss	6,345	11,073
Accrued benefit cost	(40,398)	(48,148)
Contributions made after the measurement date	643	736
Accrued benefit cost at end of period	$(39,755)	$(47,412)

We expect to contribute $3,800 to our post-retirement plans in 2006. Post-retirement benefits expected to be paid in each of the next five years and in the aggregate for the next succeeding five years are $3,797, $3,902, $3,938, $3,959, $3,965, and $19,131, respectively, at December 30, 2005.

The components of net post-retirement benefits cost are as follows:

Components of net post-retirement benefits (gain) cost	Year ended	Year ended	Year ended
	December 30, 2005	December 31, 2004	January 2, 2004
Service cost	$640	$1,456	$889
Interest cost	2,889	3,397	3,119
Recognized net actuarial gain	280	306	—
Recognition of initial obligation	—	287	—
Net post-retirement benefits cost before curtailment gain	3,809	5,446	4,008
Curtailment gain	(7,065)	—	—
Net post-retirement benefits (gain) cost	$(3,256)	$5,446	$4,008

The actuarial assumptions used to determine post-retirement benefit obligations are as follows:

	Year ended	Year ended
	December 30, 2005	December 31, 2004
Discount rates	5.7% to 5.9%	5.25% to 6.25%
Health care cost trend rate assumed for next year	10.0%	10.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2011	2010

Experience gains and losses, as well as the effects of changes in actuarial assumptions and plan provisions, are amortized over the average future service period of employees.

The health care cost trend rate assumption has a significant effect on the amounts reported for health care plans. The effect of a 1 percent change in this assumption would be as follows:

Post-retirement benefits	December 30, 2005	December 31, 2004
Effect on total of service and interest cost
1% point increase	$305	$647
1% point decrease	(251)	(501)
Effect on accumulated projected benefit obligation
1% point increase	2,787	4,565
1% point decrease	(2,432)	(3,882)

Deferred compensation plans

We provide nonqualified plans for executives. We have a deferred compensation plan which allows for deferral of salary and incentive compensation beyond amounts allowed under our 401(k) plan and a restoration plan that provides matching contributions on compensation not eligible for matching contributions under our 401(k) plan. As of December 30, 2005 and December 31, 2004, the accrued benefit amounts are $13,876 and $9,262, respectively, and are included in other non-current liabilities in the accompanying consolidated balance sheets.

Other retirement plans

We sponsor a number of defined contribution retirement plans. Participation in these plans is available to substantially all salaried employees and to certain groups of hourly employees. Our cash contributions to these plans are based on either a percentage of employee contributions or on a specified amount per hour depending on the provisions of each plan. The net cost of these plans was $24,726, $26,600 and $28,915 for the years ended December 30, 2005, December 31, 2004 and January 2, 2004, respectively.

Multiemployer pension plans

We participate in and make contributions to numerous construction-industry multiemployer pension plans. Generally, the plans provide defined benefits to substantially all employees covered by collective bargaining agreements. Under the Employee Retirement Income Security Act, a contributor to a multiemployer plan is liable, upon termination or withdrawal from a plan, for its proportionate share of a plan’s unfunded vested liability. We currently have no intention of withdrawing from any of the multiemployer pension plans in which we participate. The net cost of these plans was $27,713, $31,290 and $51,566 in the years ended December 30, 2005, December 31, 2004  and January 2, 2004, respectively.

10.       TRANSACTIONS WITH AFFILIATES

We purchased goods and services from companies owned by the chairman of our board of directors as follows:

	Year ended	Year ended	Year ended
	December 30, 2005	December 31, 2004	January 2, 2004
Capital expenditures	$2,529	$160	$25
Lease and maintenance of corporate aircraft	2,223	1,904	1,875
Parts, rentals, overhauls and repairs of construction equipment	856	1,055	1,242
Other	59	272	3

We mined and sold ballast used in railroad beds to affiliates of the chairman of our board of directors as follows:

	Year ended	Year ended	Year ended
	December 30, 2005	December 31, 2004	January 2, 2004
Ballast sales	$485	$681	$667

Construction materials and services were purchased by us from firms owned by or affiliated with persons who were members of our board of directors at the time of purchase as follows:

	Year ended	Year ended	Year ended
	December 30, 2005	December 31, 2004	January 2, 2004
Construction materials and services	$1,782	$1,362	$203

11.  OPERATING SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate performance and allocate resources based on segment assets, gross profit and equity in income of unconsolidated affiliates.  Effective January 3, 2004, certain divisions of the Industrial/Process business unit were transferred to the Infrastructure and Energy business units to more closely align the divisions to the markets of the respective business unit.  The prior period operating results for the transferred divisions have been reclassified between business units to conform to the current period organization.

	Year ended	Year ended	Year ended
	December 30, 2005	December 31, 2004	January 2, 2004
Revenue
Power	$766,131	$633,981	$511,788
Infrastructure	665,215	891,081	585,847
Mining	171,071	109,780	84,150
Industrial/Process	424,646	394,739	430,341
Defense	555,754	495,295	506,092
Energy & Environment	602,784	396,570	385,497
Intersegment, eliminations and other	2,853	(6,064)	(2,564)
Total revenue	$3,188,454	$2,915,382	$2,501,151
Gross profit (loss)
Power	$78,748	$34,493	$38,595
Infrastructure	(80,190)	(17,117)	31,600
Mining	1,416	7,848	4,581
Industrial/Process	2,964	17,151	1,965
Defense	60,283	40,156	49,836
Energy & Environment	66,991	73,567	70,232
Intersegment and other unallocated operating costs	191	(6,067)	(20,460)
Total gross profit	$130,403	$150,031	$176,349
Equity in income (loss) of unconsolidated affiliates
Power	$197	$260	$417
Infrastructure	1,084	892	730
Mining	27,205	25,551	25,740
Industrial/Process	588	696	512
Defense	—	—	—
Energy & Environment	522	(482)	(1,880)
Intersegment and other	—	—	—
Total equity in income of unconsolidated affiliates	$29,596	$26,917	$25,519
Operating income (loss)
Power	$78,946	$34,753	$39,012
Infrastructure	(79,105)	(16,225)	32,330
Mining	28,621	33,399	33,521
Industrial/Process	3,552	17,847	2,477
Defense	60,283	40,156	49,836
Energy & Environment	67,512	73,085	69,867
Intersegment and other unallocated operating costs	191	(4,624)	(18,993)
General and administrative expenses, corporate	(60,482)	(60,404)	(57,520)
Total operating income	$99,518	$117,987	$150,530
Capital expenditures
Power	$1,279	$—	$34
Infrastructure	9,757	20,022	3,651
Mining	38,698	9,947	3,715
Industrial/Process	447	206	303
Defense	(8)	8	—
Energy & Environment	5,616	1,507	671
Corporate and other	9,638	3,527	3,839
Total capital expenditures	$65,427	$35,217	$12,213
Depreciation
Power	$288	$108	$149
Infrastructure	5,652	5,906	15,461
Mining	8,500	5,913	6,314
Industrial/Process	688	743	1,168
Defense	39	59	103
Energy & Environment	1,334	1,258	1,667
Corporate and other	5,379	4,727	6,507
Total depreciation	$21,880	$18,714	$31,369

Assets as of	December 30, 2005	December 31, 2004
Power	$179,147	$88,672
Infrastructure	197,613	255,704
Mining	247,633	216,911
Industrial/Process	141,543	141,674
Defense	104,463	112,990
Energy & Environment	246,624	280,381
Corporate and other (a)	532,082	491,874
Total assets	$1,649,105	$1,588,206

(a)   Corporate and other assets principally consist of cash and cash equivalents and deferred tax assets.

Investments in unconsolidated affiliates

At December 30, 2005 and December 31, 2004, we had $172,448 and $179,347, respectively, in investments accounted for by the equity method, primarily consisting of MIBRAG. These investments were held and reported primarily as part of the Mining business unit.

Geographic areas

Geographic data regarding our revenue is shown below. Revenues are attributed to geographic locations based upon the primary location of work performed. Geographical disclosures of long-lived assets are impracticable to prepare.

	Year ended	Year ended	Year ended
Geographic data	December 30, 2005	December 31, 2004	January 2, 2004
Revenue:
United States	$2,498,613	$2,145,175	$2,259,826
Iraq	380,628	492,430	39,129
Other international	309,213	277,777	202,196
Total revenue	$3,188,454	$2,915,382	$2,501,151

Revenue from other international operations in all periods presented was in numerous geographic areas without significant concentration.

Major customers

Ten percent or more of our total revenue was derived from contracts and subcontracts performed by the Power, Infrastructure, Industrial/Process, Defense, and Energy & Environment business units to the following customers for the periods presented:

	Year ended	Year ended	Year ended
	December 30, 2005	December 31, 2004	January 2, 2004
U.S. Department of Energy	$617,988	$409,700	$340,027
U.S. Department of Defense	927,372	1,086,034	605,942
Raytheon Company	—	—	129,296

12.  CONTINGENCIES AND COMMITMENTS

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

U.S. government Cost Accounting Standards and other regulations also require that accounting changes, as defined, be evaluated for potential impact to the amount of indirect costs allocated to government contracts and that cost impact statements be submitted to the U.S. government for audit. We have prepared and submitted cost impact statements for 1989 through 1998 that have been audited by the U.S. government. We are currently negotiating the resolution of certain proposed audit adjustments to the cost impact statements. We are also in the process of preparing cost impact statements for 1999 through 2005.

While we have recorded reserves for amounts we believe are owed to the U.S. government under cost-type contracts, actual results may differ from our estimates. We believe that the results of the indirect cost audits, the resolution of the proposed audit adjustments related to the 1989 through 1998 cost impact statements, and the final submission and audit of cost impact statements for 1999 through 2005 will not have a material adverse effect on our financial position, results of operations or cash flows.

Letters of credit

In the normal course of business, we cause letters of credit to be issued in connection with contract performance obligations that are not required to be reflected in the accompanying consolidated balance sheets. We are obligated to reimburse the issuer of such letters of credit for any payments made thereunder. At December 30, 2005 and December 31, 2004, $119,030 and $157,881, respectively, in face amount of letters of credit were outstanding. We have pledged cash and cash equivalents as collateral for our reimbursement obligations with respect to $27,000 in face amount of letters of credit that were outstanding at December 30, 2005 not related to the Credit Facility. At December 30, 2005, $92,030 of the outstanding letters of credit were issued and outstanding under the Credit Facility.

Long-term leases

Total rental and long-term lease payments for real estate and equipment charged to operations were $76,754 for the year ended December 30, 2005, $55,053 for the year ended December 31, 2004, and $51,724 for the year ended January 2, 2004. Future minimum rental payments under operating leases, some of which contain renewal or escalation clauses, with remaining noncancelable terms in excess of one year at December 30, 2005 were as follows:

Year ending	Real estate	Equipment	Total
December 29, 2006	$28,819	$4,502	$33,321
December 28, 2007	23,535	3,730	27,265
January 2, 2009	12,547	1,989	14,536
January 1, 2010	10,542	1,540	12,082
December 31, 2011	8,620	999	9,619
Thereafter	26,618	377	26,995
Total	$110,681	$13,137	$123,818

Future minimum lease payments as of December 30, 2005 have not been reduced by minimum non-cancelable sublease rentals aggregating $3,119.

Indemnities

In connection with a prior sale of a business, we guaranteed certain indemnity provisions relating to environmental conditions that obligate us to pay the buyer up to a maximum of $3,500 for environmental losses they incur over $5,000 until October 2007. We are also responsible for environmental losses through October 2012 that exceed $1,300 related to a specified parcel of the sold property. We believe that the indemnification provisions will not have a material adverse effect on our financial position, results of operations or cash flows.

Guarantees

In the ordinary course of business, the company enters into various agreements providing financial or performance assurances to clients on behalf of certain unconsolidated subsidiaries, joint ventures, and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The maximum potential payment amount of an outstanding performance guarantee is the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts. At December 30, 2005, approximately $1,280,000 of work representing either our partners’ proportionate share, or work that our partners are directly responsible for, had yet to be completed. Amounts that may be required to be paid in excess of estimated costs to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump sum or fixed price contracts, this amount is the cost to complete the contracted work less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract the company may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors, for claims.

We also participate, from time to time, in consortiums or “line item” joint venture agreements under which each partner is responsible for performing certain discrete items of the total scope of contracted work. The revenue for these discrete items is defined in the contract with the project owner and each venture partner bears the profitability risk associated with its own work. Generally, partners in these types of arrangements are jointly and severally liable for completion of the total project under the terms of the contact with the project owner. There is not a single set of books and records for this type of arrangement. Each partner accounts for its items of work individually as it would for any self-performed contract. We account for our portion of these contracts as a project in our accounting system and include receivables and payables associated with our work on our balance sheet.

During the fourth quarter of 2005, we entered into a line item joint venture arrangement pursuant to which we have jointly and severally guaranteed the performance of the joint venture. Under the arrangements, we would be required to perform on the guarantee in the event our partner was not able to complete their portion of the construction contract through its expected completion in 2008. Our maximum exposure under this performance guarantee at the time we entered into the arrangement was estimated to be approximately $170,000 but will be reduced over the contract term upon execution of the contract scope. We have recorded the estimated fair value of this guarantee in the amount of $3,200 as a liability with a corresponding asset as of December 30, 2005.

Off-balance sheet arrangements

During 2005, we entered into two forward foreign currency contracts to hedge contracts to acquire equipment denominated in Canadian dollars and South African Rand. At December 30, 2005, we had forward foreign exchange contracts to sell U.S. dollars and buy Canadian dollars and to sell U.S. dollars and buy South African Rand. The notional value of the Canadian dollar contracts was $24,100 and the duration was less than 11 months. The notional value of the South African Rand contracts was $8,800 and the duration was 6 months. The estimated fair value of the contracts was not significant as of December 30, 2005.

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

In March 2003, we were notified by the Department of Justice (“DOJ”) that the U.S. government (the “Government”) was considering civil litigation against us for potential violations of the USAID source, origin, and nationality regulations in connection with five of our USAID-financed host-country projects located in Egypt beginning in the early 1990s. Following that notification, we responded to inquiries from the DOJ and otherwise cooperated with the Government’s investigation. In November 2004, the Government filed an action in the U.S. District Court for the District of Idaho against us and the companies referred to above with respect to the Egyptian projects (the “Idaho Action”). The Idaho Action was brought under the Federal False Claims Act, the Federal Foreign Assistance Act of 1961, and common law theories of payment by mistake and unjust enrichment. The complaint seeks damages and civil penalties for violations of the statutes and asserts that the Government is entitled to a refund of all amounts paid to us and the other defendants under the specified contracts. The Government alleges that approximately $373,000 was paid under those contracts. We deny any liability in the action and contest the Government’s damage allegations and its entitlement to any recovery.

Further, on March 23, 2005, we filed a Motion to Enforce the Confirmation Order in the Bankruptcy Court in Nevada, and a Motion to Dismiss or Stay the Action in the Idaho Court pending resolution of the proceedings in the Bankruptcy Court. The Motion to Dismiss still is pending before the Idaho Court. In the filings in the Bankruptcy Court, we have sought dismissal of the Government’s claims pursuant to the Confirmation Order (and other relevant orders of the Bankruptcy Court) because of the Government’s failure to give appropriate notice or otherwise preserve those claims. On August 30, 2005, the Bankruptcy Court granted our Motion to Enforce the Confirmation Order, in total, ruling that all of the Government’s claims (as set forth in the complaint in the Idaho Action) are barred. On November 9, 2005, the Bankruptcy Court confirmed its decision with a written order and detailed findings of fact. The Government has appealed the Bankruptcy Court’s order, and that appeal is proceeding through the briefing stage. While we are confident in our legal position, the outcome of the appeal cannot be reasonably predicted.

Our joint venture for one of the five projects referred to above brought arbitration proceedings before an arbitral tribunal in Egypt in which it has asserted an affirmative claim for additional compensation for the construction of water and wastewater treatment facilities in Egypt. The project owner, an Egyptian government agency, asserted in a counterclaim that by reason of alleged violations of the USAID source, origin, and nationality regulations, and alleged violations of Egyptian law, our joint venture should forfeit its claim, pay damages of approximately $6,000 and the owner’s costs of defending against the joint venture’s claims in arbitration. We have denied liability on the project owner’s counterclaim. Our affirmative claims and counterclaim have been fully presented to the arbitration panel. We are awaiting the panel’s decision.

Based on our assessment of the above-described matters, we recorded a charge of $8,200 in the year ended December 31, 2004. Additional loss, if any, is not estimable.

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

In March 2004, the DOJ declined to intervene in this civil lawsuit, with the exception of four claims, which were stayed. The Relators filed an amended complaint in March 2004, which eliminated the four claims that were reserved to the Government. Also, in April 2004, we received a letter from the EPA’s Suspension and Debarment Division seeking information regarding the qui tam allegations in order for the EPA to determine whether we presently are a responsible contractor.

In June 2005, we reached an agreement in principle with the EPA’s Suspension and Debarment Division to resolve the potential debarment matter. Under the proposed resolution, we agreed to continue to implement and to explore ways to enhance certain company-wide corporate compliance programs and the EPA has agreed that it will not pursue any suspension or debarment related to the qui tam allegations.

In December 2005, we entered into a settlement agreement with the Government and the Relators resolving the stayed claims and the qui tam lawsuit. Under the terms of the agreement, we paid the Government $1,000 and the Relators received a $2,500 allowed unsecured claim in our bankruptcy reorganization. On December 23, 2005, the court dismissed the stayed claims and the qui tam lawsuit. The agreement with the EPA’s Suspension and Debarment Division also became effective upon the resolution of the civil matter.

New Orleans Levee Failure Class Action Litigation. From July 1999 through May 2005, we performed demolition, site preparation, and environmental remediation services for the USACOE on the east bank of the Inner Harbor Navigation Canal (the “Industrial Canal”) in New Orleans, Louisiana (“Task Order 26”). All the work performed by us and our subcontractors was directed, supervised and approved by the USACOE.

On August 29, 2005, Hurricane Katrina devastated New Orleans. The storm surge created by the hurricane flooded the east bank of the Industrial Canal and overtopped the Industrial Canal levee floodwall, flooding the Lower Ninth Ward and other parts of the City.

Between September 19, 2005 and January 3, 2006, seven personal injury and property damage class action lawsuits were filed in Louisiana state and federal court naming us as one of numerous defendants including The

City of New Orleans and The Board of Commissioners for the Orleans Parish Levee District and its insurer St. Paul Fire and Marine Insurance Company. Plaintiffs claim that defendants were negligent in their design, construction and maintenance of the New Orleans levees and assert their claims under the Federal Class Action Fairness Act of 2005, 28 U.S.C. 12(d)(2). The alleged class of plaintiffs are all residents and property owners of the Parishes of Orleans and Jefferson in the State of Louisiana “who incurred damages arising out of the breach and failure of the hurricane protection levees and floodwalls along the 17th Street Canal, the London Avenue Canal, and the Industrial Canal...in the wake of Hurricane Katrina.”

In all of the lawsuits to date, the only specific allegation against us is that we “contracted to level and clear abandoned industrial sites along the Industrial Canal between the floodwall and the canal” and plaintiffs believe “the use of heavy vehicles and/or other heavy construction equipment along the Industrial Canal between the floodwall and the canal damaged the levee and/or floodwall and caused and/or contributed [to] the...breach in the levee and/or floodwall.” Plaintiffs allege damages as high as $200 billion and demand attorneys’ fees and costs. We have substantial liability insurance coverage in the event we are found to have any liability in this matter. While we cannot predict the adequacy of the coverage with certainty, we believe it to be adequate to cover any potential liability which could be imposed on us as a result of these class actions.

We deny any liability for the hurricane and flood damage and are vigorously defending these lawsuits. We did not design, construct, repair or maintain any of the New Orleans levees or floodwalls that failed during or after Hurricane Katrina. None of the activities performed by us damaged the Industrial Canal or floodwall. We will pursue all contractual and equitable rights of indemnity and contribution and leverage all available challenges against class certification. Based on the status and nature of this matter, we cannot make an estimate of potential loss, if any.

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

13.  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the years ended January 2, 2004, December 31, 2004, and December 30, 2005 was as follows:

	Before-tax	Tax (expense)	Net-of-tax
Year ended January 2, 2004	amount	or benefit	amount
Foreign currency translation adjustments	$24,376	$(8,532)	$15,844
Minimum pension liability adjustment and other	(1,890)	736	(1,154)
Other comprehensive income	$22,486	$(7,796)	$14,690
Year ended December 31, 2004
Foreign currency translation adjustments	$14,381	$(5,033)	$9,348
Minimum pension liability adjustment and other	(1,645)	654	(991)
Other comprehensive income	$12,736	$(4,379)	$8,357
Year ended December 30, 2005
Foreign currency translation adjustments	$(23,951)	$8,383	$(15,568)
Minimum pension liability adjustment and other	(1,009)	406	(603)
Other comprehensive loss	$(24,960)	$8,789	$(16,171)

The accumulated balances related to each component of other comprehensive income (loss) were as follows:

		Minimum		Accumulated
	Foreign	pension		other
	currency	liability		comprehensive
	items	adjustment	Other (a)	income (loss)
Balance at January 3, 2003	$9,652	$(603)	—	$9,049
Other comprehensive income	15,844	(1,154)	—	14,690
Balance at January 2, 2004	25,496	(1,757)	—	23,739
Other comprehensive income	9,348	(1,198)	$207	8,357
Balance at December 31, 2004	34,844	(2,955)	207	32,096
Other comprehensive income (loss)	(15,568)	(777)	174	(16,171)
Balance at December 30, 2005	$19,276	$(3,732)	$381	$15,925

(a)   Other includes unrealized net gains on securities and the change in fair value of forward foreign currency contracts.

14.  CAPITAL STOCK, STOCK PURCHASE WARRANTS AND STOCK COMPENSATION PLANS

Capital stock

Pursuant to our certificate of incorporation, we have the authority to issue 100,000 shares of common stock and 10,000 shares of preferred stock. Preferred stock can be issued at any time or from time to time in one or more series with such designations, powers, preferences and rights, qualifications, limitations and restrictions thereon as determined by our board of directors.

Stock purchase warrants

In connection with our Plan of Reorganization, warrants to purchase shares of common stock were issued to unsecured creditors in three tranches. The following table summarizes the warrant activity during the years ended January 2, 2004, December 31, 2004 and December 30, 2005, and through the expiration date of January 25, 2006.

Stock Purchase Warrants Outstanding

	Tranche A	Tranche B	Tranche C	Total
Issued in January 25, 2002 reorganization	3,086	3,527	1,907	8,520
Exercise price per share	$28.50	$31.74	$33.51
Year ended December 31, 2004
Exercised	(35)	(41)	(22)	(98)
Returned as part of legal settlement	(16)	(18)	(10)	(44)
Outstanding at December 31, 2004	3,035	3,468	1,875	8,378
Year ended December 30, 2005
Exercised	(217)	(159)	(45)	(421)
Purchased	(1,217)	(1,529)	(709)	(3,455)
Returned as part of legal settlement	(4)	(4)	(2)	(10)
Outstanding at December 30, 2005	1,597	1,776	1,119	4,492
Subsequent to December 30, 2005
Exercised	(872)	(805)	(585)	(2,262)
Purchased	(656)	(890)	(492)	(2,038)
Expired	(69)	(81)	(42)	(192)
Outstanding at January 25, 2006	—	—	—	—

During 2005, our board of directors authorized a stock/warrant buy back program up to $125,000 under which we purchased and cancelled 3,455 warrants at a cost of $73,606. As reflected above, subsequent to December 30, 2005, we purchased an additional 2,038 warrants at a cost of $34,932; 2,262 warrants were exercised at a total exercise price of $70,027; and the remaining 192 warrants expired on January 25, 2006. Also under the common stock/warrant buy back program, we have purchased 245 shares of common stock for $14,319 subsequent to December 30, 2005.

Stock compensation plans and long-term incentive program

Washington Group International, Inc.’s Equity and Performance Incentive Plan (the “2002 Plan”) became effective January 25, 2002 in connection with our reorganization. On May 9, 2003, our stockholders approved an amended and restated version of the 2002 Plan. The 2002 Plan allows our board of directors to award various types of rights related to our stock, including options to purchase stock, appreciation rights, performance units, performance shares, restricted stock, deferred stock or other awards to directors, officers and key employees. The 2002 Plan has a fixed limit of 6,002 shares. Awards are subject to terms and conditions determined by our board of directors. All stock options issued under the 2002 Plan must have an exercise price equal to or greater than the fair value of our common stock on the date the stock option is granted. Re-pricing of stock options is prohibited without stockholder approval. As of December 30, 2005, only option rights and performance units have been awarded under the 2002 Plan.

On May 7, 2004, our stockholders approved the Washington Group International Inc. 2004 Equity Incentive Plan (the “2004 Plan”), which provides for additional shares under the long-term incentive program (“LTIP”). The 2004 Plan allows our board of directors to award various types of rights related to our stock, including options to purchase stock, appreciation rights, restricted stock, and deferred stock. Persons eligible to receive awards under the 2004 Plan include officers, key employees and directors of the company. The 2004 Plan provides a fixed limit of 2,400 shares of which no more than 400 may be issued in connection with awards other than stock options and appreciation rights. All stock options issued under the 2004 Plan must have an exercise price equal to or greater than the fair value of our common stock on the date the stock option is granted. Repricing of stock options is prohibited without stockholder approval. As of December 30, 2005, only option rights, restricted stock, and deferred stock have been awarded under the 2004 Plan.

Our long-term incentive program (“LTIP”) is designed to provide long-term incentives to executives to increase stockholder value. The LTIP consists of nonqualified fixed-price stock options, restricted stock and performance unit awards granted under the 2002 Plan and the 2004 Plan, annually. The LTIP links a portion of compensation to stockholder value and utilizes vesting periods to encourage participating executives to continue in our employ. The size and timing of awards are determined by the compensation committee of the board of directors.

From January 25, 2002 through December 30, 2005, officers, key employees and our board of directors (other than the chairman) were granted nonqualified stock options to purchase 3,713 shares of common stock, with terms of ten years and exercise prices based on the market prices on the dates of grant, ranging from $13.40 to $53.79 per share. Stock options to purchase 235 shares of common stock have been forfeited due to employment terminations. Options granted in 2002 vested one-third on the date of grant, one-third on the first anniversary of the date of grant and the final third on the second anniversary of the date of grant. Options granted after 2002 vest one-third on the first anniversary of the date of grant, one-third on the second anniversary of the date of grant and the final third on the third anniversary of the date of grant. The vesting period for future grants will be determined by the compensation committee of our board of directors.

On January 25, 2002, the chairman of our board of directors, Mr. Dennis R. Washington, was granted stock options to purchase shares of common stock in three tranches. The first tranche was to expire five years from the date of grant. The remaining tranches were to expire four years from the date of grant. One-third of each tranche vested on the date of grant, an additional one-third of each tranche vested on the first anniversary of the date of grant and the final third of each tranche vested on the second anniversary of the date of grant. As consideration for an additional three years of service as chairman of our board of directors, Mr. Washington’s stock options were amended in November 2003 extending the expiration dates on all three tranches to ten years from the original date of grant, or January 25, 2012. As a result of this extension, we recorded compensation expense of $784 and $6,174 during the years ended December 31, 2004 and January 2, 2004, respectively, as general administrative expenses and as an increase to additional paid-in capital. The number of shares and respective exercise prices for each tranche are as follows:

	Number of shares	Exercise price per share
Tranche A	1,389	$24.00
Tranche B	882	$31.74
Tranche C	953	$33.51

Beginning in 2005, officers and key employees received annual grants of restricted stock under the 2004 Plan. During 2005, 141 shares of restricted stock were granted. The restricted stock is not transferable until the third anniversary of the date of grant, when the restrictions will lapse and the stock will be freely tradable. The restricted period for future grants, generally, will be at least three years, but may be longer as determined by the compensation committee of our board of directors.

Option and restricted stock award activity under our stock plans is summarized as follows:

	Outstanding at				Outstanding at
Number of options	beginning of period	Granted	Forfeited	Exercised	end of period
Year ended December 30, 2005	6,005	405	(84)	(836)	5,490
Year ended December 31, 2004	5,563	837	(66)	(329)	6,005
Year ended January 2, 2004	5,033	652	(76)	(46)	5,563

Weighted-average exercise prices
Year ended December 30, 2005	$27.17	$42.61	$33.99	$21.96	$29.00
Year ended December 31, 2004	25.52	34.82	21.30	21.62	27.17
Year ended January 2, 2004	26.62	16.18	19.47	23.13	25.52

Exercisable at
Weighted-average exercise price of vested options	end of period
Year ended December 30, 2005	$27.62
Year ended December 31, 2004	26.62
Year ended January 2, 2004	26.67

	Outstanding at			Outstanding at
Shares of restricted stock	beginning of period	Granted	Forfeited	end of period
Year ended December 30, 2005	—	141	(7)	134

	Restricted	Options Exercisable	Stock	Shares available
Number of options and awards	Stock	at end of period	Awards	for grant
Year ended December 30, 2005	134	4,418	25	1,537
Year ended December 31, 2004	—	4,777	16	2,006
Year ended January 2, 2004	—	3,323	—	393

On February 28, 2006, an additional 377 options to purchase common shares were granted at an exercise price of $58.37 per share.  In addition, 125 shares of restricted shares were awarded to key employees under the 2004 Plan.

Beginning in 2003, performance units are awarded annually and mature at the end of their three-year performance period. The value of each performance unit will be calculated at the end of the three-year performance period to which it relates, based on performance results relative to predetermined corporate financial goals. At the end of each three-year period, the value of mature performance units generally will be paid in cash provided the threshold performance metrics have been achieved. Certain executives who are subject to stock ownership guidelines may elect to have the value of mature performance units paid in stock to the extent necessary to satisfy those guidelines. During the years ended December 30, 2005, December 31, 2004 and January 2, 2004, $12,683, $6,316 and $2,563, respectively, was recorded as compensation expense related to the performance units.

Stock-based compensation

We adopted the disclosure-only provisions of SFAS No. 123. Accordingly, compensation cost has been recorded based only on the intrinsic value of the options granted. We recognized $2,259, $1,164 and $6,174 of compensation cost during the years ended December 30, 2005, December 31, 2004 and January 2, 2004, respectively, for stock-based compensation awards. If we had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income would have been adjusted to the pro forma amounts as disclosed in Note 2, “Significant Accounting Policies.”

The Black-Scholes option valuation model was used to estimate the fair value of the options for purposes of the pro forma presentation set forth in Note 2, “Significant Accounting Policies.”

The following assumptions were used in the valuation and no dividends were assumed:

	Year ended	Year ended	Year ended
	December 30, 2005	December 31, 2004	January 2, 2004
Average expected life (years)	5	6	6
Expected volatility	36.6%	39.9%	40.2%
Risk-free interest rate	3.7%	4.0%	4.6%
Weighted-average fair value:
Exercise price greater than market price at grant	$—	$—	$—
Exercise price equal to market price at grant	16.23	15.93	7.48
Exercise price less than market price at grant	—	—	—

The assumptions used in the Black-Scholes option valuation model are highly subjective, particularly as to stock price volatility of the underlying stock, and can materially affect the resulting valuation.

The following table summarizes information regarding options that were outstanding at December 30, 2005:

	Options outstanding			Options exercisable
			Weighted-average
		Weighted-average	remaining		Weighted-average
Price range	Number	exercise price	contractual life (years)	Number	exercise price
Below $24.00	570	$16.80	6.91	391	$17.24
$24.00-$29.01	1,961	24.01	6.08	1,957	24.00
$29.02-$33.51	1,837	32.66	6.07	1,835	32.66
Above $33.51	1,122	37.94	8.48	235	35.62

Stockholder rights plan

On November 18, 2005, we announced that our board of directors had voted to terminate our stockholder rights plan. To terminate the plan, the stockholder rights were redeemed for $0.01 per right payable December 30, 2005 to shareholders of record as of December 2, 2005. The distribution totaled $268.

15.  ACQUISITION OF BNFL’S INTEREST IN GOVERNMENT SERVICES BUSINESS

On August 25, 2004, we entered into an agreement to acquire BNFL’s 40 percent economic interest in a portion of the Government Services Business (the “Initial Acquisition”). The Initial Acquisition was conditioned upon compliance with certain regulatory approvals, of which the final condition was satisfied on April 7, 2005 (the “Effective Date”). Under the terms of the Initial Acquisition, we controlled the Government Services Business and agreed to pay BNFL 40 percent of net future profits from certain existing contracts and on future contracts, if any, at certain DoE sites and one DoD site (the “40% Legacy Contracts”), and 10 percent of profits from all other existing operations and future contracts with the DoE through September 30, 2012 (the “10% Contracts”). BNFL would not share in any losses related to 10% Contracts if they occurred in the future, but retained its portion of liabilities incurred prior to July 31, 2004.

For accounting purposes, the Initial Acquisition was bifurcated between the 40% Legacy Contracts and the 10% Contracts. Prior to the acquisition, BNFL had a 40 percent economic interest in the 40% Legacy Contracts and continued to receive 40 percent of the net profits from such contracts. In substance there was no change in the economic relationship of the parties and therefore payments to BNFL for their share of earnings from the 40% Legacy Contracts were not deemed to be consideration for the acquisition of a minority interest. Payments to BNFL for the 10% Contracts were deemed to be consideration for the acquisition of a minority interest and were recorded using the purchase method of accounting. Pursuant to purchase method accounting, the acquired assets and assumed liabilities were recorded at estimated fair value. The fair value of assets acquired exceeded liabilities assumed resulting in $7,148 of contingent consideration. Other significant adjustments related to the Initial Acquisition included: (i) elimination of BNFL’s minority interest of $46,135; (ii) elimination of $64,066 of goodwill; (iii) recording a receivable of $24,613 from BNFL for its portion of pension liabilities retained.

Prior to the Effective Date, all payments made to BNFL related to their interest in the Government Services Business were classified on our consolidated statement of income as minority interest in income of consolidated subsidiaries and were reflected as a financing activity on our consolidated statement of cash flows as distributions to minority interests. BNFL’s minority interest in the Government Services Business during the years ended January 2, 2004 and December 31, 2004, and the first quarter of 2005 amounted to $28,803, $28,161 and $5,596, respectively.

Subsequent to the Effective Date, BNFL’s share of the earnings related to the 40% Legacy Contracts have been classified as cost of revenue on our consolidated statement of income and as an operating activity on our consolidated statement of cash flows. From the Effective Date through December 30, 2005, $29,767 has been recorded as cost of revenue related to the 40% Legacy Contracts. BNFL’s share of profits related to the 10% Contracts subsequent to the Effective Date have been treated as consideration for the acquisition of a minority interest and recorded as a $1,475 reduction to the contingent consideration.

Effective December 30, 2005, BNFL and Washington Group International entered into a Termination Agreement to accelerate, in the form of a $36,200 lump sum payment, the payment of all amounts due or to become due under the Initial Acquisition, to terminate all rights and responsibilities under the Initial Acquisition, and to mutually release each other from any and all claims. The $36,200 payment was made prior to December 30, 2005. Pursuant to the Termination Agreement, the risks and rewards associated with the 40% Legacy Contracts transferred to Washington Group resulting in the acquisition of BNFL’s interest in such contracts. The Termination Agreement also fixed the amount of consideration to be paid related to the 10% Contracts. Based on these factors, the Termination Agreement has been accounted for as an acquisition of a minority interest using the purchase method. The consideration, including cash paid and liabilities assumed, has been allocated to the acquired assets based on estimated fair values. To assist us in determining the value of separately identifiable intangible assets, we obtained an independent valuation. The table below summarizes the purchase consideration and assets acquired.

Consideration:
Lump sum cash payment	$36,200
Liabilities assumed	14,969
Liabilities settled, including contingent consideration	(13,534)
Total purchase consideration	$37,635
Assets acquired:
Contract amortizable intangible asset (backlog)	$28,800
Customer relationship amortizable intangible asset	8,600
Goodwill	235
Total assets acquired	$37,635

The contract intangible asset will be amortized over an estimated life of eight years proportionately to the estimated contract earnings as of the acquisition date to be generated from the contract backlog acquired. The customer relationship intangible will be amortized over an estimated life of seven years using the straight-line method. The $37,400 of intangibles acquired are classified as “Other assets” in the accompanying consolidated balance sheets as of December 30, 2005.

The following table presents the unaudited, pro forma consolidated results of operations for the years ended December 30, 2005 and December 31, 2004, as if the Termination Agreement had occurred at the beginning of fiscal year 2004. The pro forma results are not necessarily indicative of results of operations that would have occurred had the Termination Agreement occurred at the beginning of fiscal year 2004 or of future results of operations.

	Year ended	Year ended
Pro Forma	December 30, 2005	December 31, 2004
Revenue	$3,188,454	$2,915,382
Net income	71,322	60,711
Income per share:
Basic	2.74	2.40
Diluted	2.36	2.21

16.  FINANCIAL INSTRUMENTS

The estimated fair values of financial instruments at December 30, 2005 and December 31, 2004 were determined, using available market information and valuation methodologies believed to be appropriate. However, judgment is necessary in interpreting market data to develop the estimates of fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.

The carrying amounts and estimated fair values of certain financial instruments at December 30, 2005 and December 31, 2004 were as follows:

	December 30, 2005		December 31, 2004
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Customer retentions	$22,849	$22,140	$14,973	$14,587
Financial liabilities
Subcontract retentions	$32,127	$31,130	$30,154	$29,377

The fair value of customer retentions and subcontract retentions was estimated by discounting expected cash flows at rates currently available to us for instruments with similar risks and maturities. The fair value of other financial instruments including cash and cash equivalents, short-term investments, accounts receivable excluding customer retentions, unbilled receivables and accounts and subcontracts payable excluding retentions approximate cost because of the immediate or short-term maturity. The estimated fair value of the forward foreign currency contracts was not significant as of December 30, 2005.

QUARTERLY FINANCIAL DATA

(In millions except per share data)

UNAUDITED

Selected quarterly financial data for the years ended December 30, 2005 and December 31, 2004 is presented below.

	April 1,	July 1,	September 30,	December 30,
2005 Quarters ended	2005	2005	2005	2005
Revenue	$700.9	$773.2	$815.0	$899.4
Gross profit	46.1	3.6	43.7	37.1
Net income (loss)	17.2	(0.6)	20.3	21.5
Income (loss) per share:
Basic	.68	(.02)	.77	.81
Diluted	.60	(.02)	.65	.70
Market price:
High	$47.31	$52.79	$54.60	$54.35
Low	38.00	40.78	48.72	47.47

	April 2,	July 2,	October 1,	December 31,
2004 Quarters ended	2004	2004	2004	2004
Revenue	$754.2	$684.5	$715.3	$761.4
Gross profit	37.4	37.7	39.0	35.9
Reorganization items	—	1.2	—	—
Net income	13.1	13.3	12.2	12.5
Income per share:
Basic	.52	.53	.48	.49
Diluted	.47	.49	.45	.45
Market price:
High	$40.20	$38.40	$36.50	$41.34
Low	32.57	31.47	30.75	31.40

ITEM 9.                    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the years ended December 30, 2005 and December 31, 2004, there were no changes in, or disagreements with, accountants on accounting and financial disclosure matters.

ITEM 9A.       CONTROLS AND PROCEDURES

Evaluation of our Disclosure Controls and disclosure of changes to Internal Control over Financial Reporting.

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. As of the date of the financial statements, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective.

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

•                  Internal control over financial reporting

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

•                  Conclusions

Based upon the evaluation of our Disclosure Controls described above, our CEO and CFO have concluded that, subject to the limitations described above, our Disclosure Controls are effective to provide reasonable assurance that material information relating to Washington Group International and its consolidated subsidiaries is made known to management, including the CEO and CFO, so that required disclosures have been included in this report on Form 10-K.

We have also reviewed our Internal Control Over Financial Reporting during the most recent fiscal quarter, and our CEO and CFO have concluded that there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our CEO and our CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our Internal Control Over Financial Reporting was effective as of December 30, 2005.

Our independent registered public accountants, Deloitte & Touche LLP, have audited our management’s assessment of internal control over financial reporting as of December 30, 2005, as stated in their attestation report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Washington Group International, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Washington Group International, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 30, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 30, 2005 of the Company and our report dated February 28, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Boise, Idaho
February 28, 2006

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by this Item will be set forth under the captions “Directors” and “Executive Officers” in our definitive proxy statement for our annual meeting of stockholders, to be filed not later than April 14, 2006, and is incorporated herein by this reference.

ITEM 11.       EXECUTIVE COMPENSATION

The information called for by this Item will be set forth under the caption “Report of the Compensation Committee on Executive Compensation for 2005” in our definitive proxy statement for our annual meeting of stockholders, to be filed not later than April 14, 2006, and is incorporated herein by this reference.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Securities authorized for issuance under equity compensation plans

	(a)	(b)	(c)
Number of securities remaining
	Number of securities to	Weighted-average	available for future issuance
	be issued upon exercise	exercise price of	under equity compensation
	of outstanding options,	outstanding options,	plans (excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
Equity compensation plans approved by security holders	5,489,749	$29.00	1,536,983
Equity compensation plans not approved by security holders	—	—	—
Total	5,489,749	$29.00	1,536,983

Additional information called for by this Item will be set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our annual meeting of stockholders, to be filed not later than April 14, 2006, and is incorporated herein by this reference.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this Item will be set forth under the caption “Certain Relationships and Related Transactions” in our definitive proxy statement for our annual meeting of stockholders, to be filed not later than April 14, 2006, and is incorporated herein by this reference.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this Item will be set forth under the caption “Principal Accountant Fees and Services” in our definitive proxy statement for our annual meeting of stockholders, to be filed not later than April 14, 2006, and is incorporated herein by this reference.

III-1

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)	Documents filed as a part of this Form 10-K.

	1.	The Consolidated Financial Statements, together with the report thereon of
Deloitte & Touche LLP, are included in Part II, Item 8 of this report

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income for the years ended December 30, 2005,
December 31, 2004 and January 2, 2004

Consolidated Statements of Comprehensive Income for the years ended
December 30, 2005, December 31, 2004 and January 2, 2004,

Consolidated Balance Sheets as of December 30, 2005 and December 31, 2004

Consolidated Statements of Cash Flows for the years ended December 30, 2005,
December 31, 2004 and January 2, 2004

Consolidated Statements of Stockholders’ Equity for the years ended
December 30, 2005, December 31, 2004 and January 2, 2004

Notes to Consolidated Financial Statements

	2.	Schedule II. Valuation, Qualifying and Reserve Accounts

Financial statement schedules not listed above are omitted because they are not required or are not applicable, or the required information is presented in the financial statements including the notes thereto. Captions and column headings have been omitted where not applicable.

	3.	Exhibits

The exhibits to this report are listed in the Exhibit Index set forth below.

IV-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized on March 2, 2006.

Washington Group International, Inc.

By	/s/ George H. Juetten
George H. Juetten, Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below on March 2, 2006 by the following persons on our behalf in the capacities indicated.

/s/ Stephen G. Hanks	Chief Executive Officer and President and Director
(Principal Executive Officer)

Executive Vice President and Chief Financial Officer
/s/ George H. Juetten	(Principal Financial Officer)

Vice President and Controller
/s/ Jerry K. Lemon	(Principal Accounting Officer)

/s/ Dennis R. Washington*	Chairman and Director

/s/ John R. Alm*	Director

/s/ David H. Batchelder*	Director

/s/ Michael R. D’Appolonia *	Director

/s/ C. Scott Greer*	Director

/s/ William H. Mallender*	Director

/s/ Michael P. Monaco*	Director

/s/ Cordell Reed*	Director

/s/ Gail E. Hamilton*	Director

/s/ Dennis K. Williams*	Director

*Craig G. Taylor, by signing his name hereto, does hereby sign this Form 10-K on behalf of each of the above-named directors of Washington Group International, Inc., pursuant to powers of attorney executed on behalf of each such officer and director.

By	/s/ Craig G. Taylor
Craig G. Taylor, Attorney-in-fact

WASHINGTON GROUP INTERNATIONAL, INC.

SCHEDULE II.  VALUATION, QUALIFYING AND RESERVE ACCOUNTS

(In thousands)

Allowance for Doubtful Accounts Receivable Deducted in the Balance Sheet from Accounts Receivable

	Balance at	Provisions			Balance at
	Beginning	Charged to			End of
Period Ended	of Period	Operations	Other	Deductions	Period
Year ended January 2, 2004	$(19,414)	$(5,321)	—	$11,216	$(13,519)
Year ended December 31, 2004	(13,519)	(3,707)	—	7,807	(9,419)
Year ended December 30, 2005	(9,419)	(1,188)		4,796	(5,811)

Deferred Income Tax Asset Valuation Allowance Deducted in the Balance Sheet

from Deferred Income Tax Assets

	Balance at	Provisions				Balance at
	Beginning	Charged to				End of
Period Ended	of Period	Operations	Other		Deductions	Period
Year ended January 2, 2004	$(48,512)	—	$(102,587	(a)	$1,124	$(149,975)
Year ended December 31, 2004	(149,975)	—	18,731	(b)	—	(131,244)
Year ended December 30, 2005	(131,244)	(1,098)	24,393	(c)	—	(107,949)

(a)   Other adjustments to the deferred income tax valuation allowance during the year ended January 2, 2004 include a $97,227 increase related to NOL retained after the cancellation of debt and increase of $5,360 primarily related to foreign exchange gains on foreign NOL carryovers.

(b)   Other adjustments to the deferred income tax valuation allowance during the year ended December 31, 2004 primarily relate to actual and forecasted utilization of NOL carryovers.

(c)   Other adjustments to the deferred income tax valuation allowances during the year ended December 30, 2005 primarily relate to actual and forecasted utilization of NOL carryovers.

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

3.2

Amended and Restated Bylaws of Washington Group International as of May 7, 2004 (filed as Exhibit 3.2 of Washington Group International’s Form 10-K Annual Report for year ended December 31, 2004, and incorporated herein by reference).

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

4.5

Warrant Agreement dated as of January 25, 2002, between Washington Group International and Wells Fargo Bank, N.A., as warrant agent (filed as Exhibit 4.3 to Washington Group International’s Form 8-K Current Report filed on February 8, 2002, and incorporated herein by reference).

4.6

Rights Agreement dated as of June 21, 2002, by and between Washington Group International and Wells Fargo Bank, N.A., as rights agent (filed as Exhibit 4.1 to Washington Group International’s Registration Statement on Form 8-A filed on June 24, 2002, and incorporated herein by reference).

10.1

Pledge and Security Agreement dated as of January 24, 2002, among Washington Group International, certain subsidiaries of Washington Group International identified therein and Credit Suisse First Boston, as administrative agent (filed as Exhibit 10.2 to Washington Group International’s Form 8-K Current Report filed on February 8, 2002, and incorporated herein by reference).

10.2

Shareholders Agreement dated December 18, 1993, among Morrison Knudsen BV, a wholly-owned subsidiary of Washington Group International, Lambique Beheer BV and Ergon Overseas Holdings Limited (filed as Exhibit 10.6 to Washington Group International’s Form 10-K Annual Report for fiscal year ended November 30, 1997, and incorporated herein by reference).

10.3

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

10.6	Termination Agreement of December 30, 2005, among Washington Group International, Inc., British Nuclear Fuels plc, and BNFL USA Group Inc.*

10.7

Asset Purchase Agreement dated as of October 25, 2002, between Westinghouse Government Services Company LLC and Curtiss-Wright Electro-Mechanical Corporation (filed as Exhibit 99.2 to Washington Group International’s Form 8-K/A Amended Current Report filed on November 1, 2002, and incorporated herein by reference).

10.8

Trust and Disbursing Agreement dated as of January 25, 2002, among Washington Group International, the Official Unsecured Creditors’ Committee and Wells Fargo Bank, N.A., as disbursing agent (filed as Exhibit 10.4 to Washington Group International’s Form 8-K Current Report filed on February 8, 2002, and incorporated herein by reference).

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

10.11.4

Amendment Agreement among Washington Group International, Inc., the lenders and issuers party thereto, Credit Suisse, as administrative agent, and the other parties thereto, including the Second Amended and Restated Credit Agreement, dated as of June 14, 2005, among Washington Group International, Inc., the lenders and issuers party thereto, and Credit Suisse, as administrative agent (filed as Exhibit 10.1 to Washington Group International’s Form 8-K Current Report filed on June 17, 2005, and incorporated herein by reference).

10.12

Joinder Agreement dated as of October 9, 2003, delivered by subsidiaries of Washington Group International, Inc. and acknowledged and agreed by Credit Suisse First Boston (filed as Exhibit 10.2 to Washington Group International’s Form 8-K Current report filed on October 13, 2003, and incorporated herein by reference).

10.13

Intercreditor Agreement as of July 31, 2004, among Credit Suisse First Boston, BNFL USA Group, Inc., Washington Group International, Inc. (an Ohio corporation) (“Washington Group (Ohio)”) and various affiliates of Washington (Ohio) (filed as Exhibit 10.2 to Washington Group International’s Form 10-Q Quarterly Report for quarter ended October 1, 2004, and incorporated herein by reference).

10.14

Security Agreement as of July 31, 2004, among Washington Group (Ohio), various affiliates of Washington Group (Ohio) listed therein as Debtors, and BNFL USA Group, Inc. (filed as Exhibit 10.3 to Washington Group International’s Form 10-Q Quarterly Report for quarter ended October 1, 2004, and incorporated herein by reference).

10.15

Warrant Cash Substitution Agreement dated as of January 10, 2006, by and among Washington Group International, Inc., the Plan Committee, formerly the Unsecured Creditors’ Committee, and Wells Fargo Bank, N.A., as trust and disbursing agent.*

10.16.1

Washington Group International, Inc. Equity and Performance Incentive Plan, Amended and Restated as of November 9, 2002 (filed as Appendix E to Washington Group International’s Form Def 14A Definitive Proxy Statement filed on April 8, 2003, and incorporated herein by reference).#

10.16.2

Washington Group International, Inc. Equity and Performance Incentive Plan, Amended and Restated as of August 14, 2003 (filed as Exhibit 10.13.2 to Washington Group International’s Form 10-K Annual Report for the year ended January 2, 2004, and incorporated herein by reference). #

10.16.3

Amendment No. 1, effective as of February 13, 2004, to the Washington Group International, Inc. Equity and Performance Incentive Plan as Amended and Restated as of August 14, 2003 (filed as Exhibit 10.2 to Washington Group International’s Form 10-Q Quarterly Report for the quarter ended April 2, 2004, and incorporated herein by reference).#

10.16.4

Amendment No. 2, effective as of May 20, 2005, to the Washington Group International, Inc. Equity and Performance Incentive Plan as Amended and Restated as of August 14, 2003 (filed as Exhibit 10.2 to Washington Group International’s Form 8-K Current Report filed on May 25, 2005, and incorporated herein by reference).

10.17	Form of Washington Group International, Inc. Equity and Performance Incentive Plan Performance Unit Participation Agreement.*#

10.18

Washington Group International, Inc. Equity and Performance Incentive Plan - California (filed as Exhibit 10.8 to Washington Group International’s Form 8-K Current Report filed on February 8, 2002, and incorporated herein by reference). #

10.19

Letter Agreement dated as of November 15, 2001, between Washington Group International and Dennis R. Washington (filed as Exhibit 10.9 to Washington Group International’s Form 8-K Current Report filed on February 8, 2002, and incorporated herein by reference). #

10.20

Letter Agreement of January 21, 2004, effective as of November 14, 2003, between Washington Group International and Dennis R. Washington (filed as Exhibit 10.17 to Form 10-K Annual Report for the year ended January 2, 2004, and incorporated herein by reference).

10.21

Form of Indemnification Agreement (filed as Exhibit 10.10 to Washington Group International’s Form 8-K Current Report filed on February 8, 2002, and incorporated herein by reference). # A schedule listing the directors and officers with whom Washington Group International has entered into such agreements is filed herewith. # *

10.22

Washington Group International Key Executive Disability Insurance Plan (filed as Exhibit 10.12 to Old MK’s Form 10-K Annual Report for year ended December 31, 1992, and incorporated herein by reference). #

10.23.1

Form of Washington Group International’s Retention Agreement (filed as Exhibit 10.21 to Washington Group International’s Form 10-K Annual Report for fiscal year ended November 30, 2001, and incorporated herein by reference). # A schedule listing the Executive Officers with whom Washington Group International has entered into such agreements is filed herewith.*

10.23.2

Form of Amendment to Washington Group International’s Retention Agreement (filed as Exhibit 10.18.2 to Washington Group International’s Form 10-K Annual Report for fiscal year ended January 3, 2003, and incorporated herein by reference). # A schedule listing Executive Officers with whom Washington Group International has entered into such amendments is filed herewith.*

10.24.1

Washington Group International, Inc. Short-Term Incentive Plan (filed as Appendix D to Washington Group International’s Form Def 14A Proxy Statement filed on April 8, 2003, and incorporated herein by reference). #

10.24.2

Amendment 1 to Washington Group International, Inc. Short-Term Incentive Plan (filed as Exhibit 10.3 to Washington Group International’s Form 8-K Current Report filed on February 15, 2005, and incorporated herein by reference).#

10.25

Washington Group International, Inc. Restoration Plan effective as of January 1, 2003, amended and restated as of August 14, 2003 (filed as Exhibit 10.3 to Washington Group International’s Form 10-Q Quarterly Report for quarter ended October 3, 2003, and incorporated herein by reference). #

10.26

Washington Group International, Inc. Voluntary Deferred Compensation Plan effective as of January 1, 2003, amended and restated as of August 14, 2003 (filed as Exhibit 10.4 to Washington Group International’s Form 10-Q Quarterly Report for quarter ended October 3, 2003, and incorporated herein by reference). #

10.27

Description of Washington Group International Executive Financial Counseling Program adopted on February 14, 2003 (filed as Exhibit 10.23 to Washington Group International’s Form 10-K Annual Report for fiscal year ended January 3, 2003, and incorporated herein by reference). #

10.28.1

Washington Group International, Inc. 2004 Equity Incentive Plan effective as of May 7, 2004 (filed as Exhibit 10.1 to Washington Group International’s Form 10-Q Quarterly Report for quarter ended July 2, 2004, and incorporated herein by reference).#

10.28.2

Amendment No. 1, effective as of May 20, 2005, to the Washington Group International, Inc. 2004 Equity Incentive Plan effective as of May 7, 2004 (filed as Exhibit 10.1 to Washington Group International’s Form 8-K Current Report filed on May 25, 2005, and incorporated herein by reference).#

10.29

Form of Washington Group International, Inc. 2004 Equity Incentive Plan Option Rights Agreement (filed as Exhibit 10.1 to Washington Group International’s Form 8-K Current Report filed on February 15, 2005, and incorporated herein by reference).#

10.30

Form of Washington Group International, Inc. 2004 Equity Incentive Plan Restricted Share Agreement (filed as Exhibit 10.2 to Washington Group International’s Form 8-K Current Report filed on February 15, 2005, and incorporated herein by reference).#

10.31	Executive Life Insurance Agreement effective as of January 1, 2005, between Washington Group International, Inc., and Stephen G. Hanks # *

10.32	Executive Life Insurance Agreement effective as of January 1, 2005, between Washington Group International, Inc., and Thomas H. Zarges # *

21.*	Subsidiaries of Washington Group International.

23.1*	Consent of Deloitte & Touche LLP.

23.2*	Consent of Deloitte & Touche GmbH.

24.*	Powers of Attorney.

31.1*	Certification of the Principal Executive Officer of Washington Group International pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer of Washington Group International, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Financial Statement of Mitteldeutsche Braunkohlengesellschaft mbH (MIBRAG) for the year ended December 31, 2005.

#                    Management contract or compensatory plan

*             Filed herewith

†  Furnished herewith