Form 10-Q
period 2006-03-31
WASHINGTON GROUP INTERNATIONAL INC
filed 2006-05-09
CIK 906469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended

March 31, 2006

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

☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer,” in Rule 12b-2 of the Securities Exchange Act. (Check one):

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

☒ Yes   ☐ No

At April 27, 2006, 28,949,919 shares of the registrant’s $.01 par value common stock were outstanding.

TABLE OF CONTENTS

Note Regarding Forward-Looking Information

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2006 and April 1, 2005

Condensed Consolidated Balance Sheets at March 31, 2006 and December 30, 2005

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2006 and April 1, 2005

Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2006 and April 1, 2005

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

•      Our expectations as to potential revenues from designated markets or customers;

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

•      Maintain access to sufficient working capital through our existing revolving credit facility; or

•      Maintain access to sufficient bonding capacity.

Some other factors that may affect our businesses, financial position or results of operations include:

•      Accidents and conditions, including industrial accidents, labor disputes, geological conditions, environmental hazards, weather and other natural phenomena;

•      Special risks of international operations, including uncertain political and economic environments, acts of terrorism or war, potential incompatibilities with foreign joint venture partners, foreign currency fluctuations, civil disturbances and labor issues;

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

•      Maintenance of government-compliant cost systems; and

•      The economic well being of our private and public customer base and its ability and intentions to invest capital in engineering and construction activities.

For a description of additional risk factors that may affect our businesses, financial position or results of operations, see “Business - Risk Factors” in Part I, Item 1a. of our Annual Report on Form 10-K for the fiscal year ended December 30, 2005 (“2005 Annual Report”).

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(UNAUDITED)

	Three months ended
	March 31, 2006	April 1, 2005*
Revenue	$828,342	$700,861
Cost of revenue	(793,299)	(655,772)
Gross profit	35,043	45,089
Equity in income of unconsolidated affiliates	13,190	7,343
General and administrative expenses	(14,760)	(16,207)
Operating income	33,473	36,225
Interest income	2,673	1,847
Interest expense	(1,932)	(3,400)
Other income (expense), net	(382)	22
Income before income taxes and minority interests	33,832	34,694
Income tax expense	(13,500)	(13,896)
Minority interests in income of consolidated subsidiaries, net of tax	(1,372)	(4,717)
Net income	$18,960	$16,081
Net income per share:
Basic	$.67	$63
Diluted	.62	.55
Shares used to compute income per share amounts:
Basic	28,377	25,509
Diluted	30,771	29,063

The accompanying notes are an integral part of the condensed consolidated financial statements.

*              Adjusted to include the retroactive impact of adopting the fair value method of recording compensation expense associated with stock options, see Note 11.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(UNAUDITED)

	March 31, 2006	December 30, 2005*
ASSETS
Current assets
Cash and cash equivalents	$236,389	$237,706
Restricted cash	55,726	52,533
Accounts receivable, including retentions of $17,424 and $22,849, respectively	228,579	275,623
Unbilled receivables	288,668	256,090
Investments in and advances to construction joint ventures	60,887	56,668
Deferred income taxes	106,918	107,798
Other	35,134	41,202
Total current assets	1,012,301	1,027,620
Investments and other assets
Investments in unconsolidated affiliates	102,799	172,448
Goodwill	156,292	162,270
Deferred income taxes	168,507	141,291
Other assets	57,704	59,362
Total investments and other assets	485,302	535,371
Property and equipment
Construction equipment	122,085	121,109
Other equipment and fixtures	42,771	40,415
Buildings and improvements	12,614	12,575
Land and improvements	2,403	2,403
Total property and equipment	179,873	176,502
Less accumulated depreciation	(81,236)	(75,748)
Property and equipment, net	98,637	100,754
Total assets	$1,596,240	$1,663,745

The accompanying notes are an integral part of the condensed consolidated financial statements.

*              Adjusted to include the retroactive impact of adopting the fair value method of recording compensation expense associated with stock options, see Note 11.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(In thousands, except per share data)

(UNAUDITED)

	March 31, 2006	December 30, 2005*
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and subcontracts payable, including retentions of $29,942 and $32,127, respectively	$231,542	$253,559
Billings in excess of cost and estimated earnings on uncompleted contracts	199,502	239,106
Accrued salaries, wages and benefits, including compensated absences of $55,995 and $49,578, respectively	143,651	158,033
Other accrued liabilities	48,670	46,639
Total current liabilities	623,365	697,337
Non-current liabilities
Self-insurance reserves	69,211	66,933
Pension and post-retirement benefit obligations	98,160	99,239
Other non-current liabilities	36,593	38,801
Total non-current liabilities	203,964	204,973
Contingencies and commitments (Note 9)
Minority interests	8,755	5,578
Stockholders’ equity
Preferred stock, par value $.01 per share, 10,000 shares authorized	—	—
Common stock, par value $.01 per share, 100,000 shares authorized; 29,662 and 26,870 shares issued, respectively	297	269
Capital in excess of par value	645,174	570,934
Stock purchase warrants	—	15,104
Retained earnings	123,532	159,165
Treasury stock, 277 and 32 shares, respectively, at cost	(15,647)	(1,307)
Unearned compensation - restricted stock	(10,888)	(4,233)
Accumulated other comprehensive income	17,688	15,925
Total stockholders’ equity	760,156	755,857
Total liabilities and stockholders’ equity	$1,596,240	$1,663,745

The accompanying notes are an integral part of the condensed consolidated financial statements.

*              Adjusted to include the retroactive impact of adopting the fair value method of recording compensation expense associated with stock options, see Note 11.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Three months ended
	March 31, 2006	April 1, 2005*
Operating activities
Net income	$18,960	$16,081
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Cash paid for reorganization items	(453)	(327)
Depreciation of property and equipment	7,076	4,285
Amortization of financing fees	552	855
Amortization of intangible assets	2,108	—
Non-cash income tax expense	9,256	11,922
Minority interests in income of consolidated subsidiaries	1,372	4,717
Equity in income of unconsolidated affiliates, less dividends received	(10,455)	(3,747)
Gain on sale of assets, net	(217)	(397)
Stock based compensation	2,122	1,548
Changes in operating assets, liabilities and other	(55,718)	(14,212)
Net cash provided (used) by operating activities	(25,397)	20,725
Investing activities
Property and equipment additions	(7,315)	(9,047)
Property and equipment disposals	619	631
Purchases of short-term investments	—	(74,900)
Sales of short-term investments	—	105,100
Contributions and advances to unconsolidated affiliates	(1,588)	(708)
Increase in restricted cash	(3,193)	(3,441)
Net cash provided (used) by investing activities	(11,477)	17,635
Financing activities
Contributions from (distributions to) minority interests, net	927	(1,602)
Proceeds from exercise of stock options and warrants	81,014	8,723
Purchase of warrants and treasury stock	(49,749)	—
Excess tax benefit from exercise of stock options	3,365	2,167
Net cash provided by financing activities	35,557	9,288
Increase (decrease) in cash and cash equivalents	(1,317)	47,648
Cash and cash equivalents at beginning of period	237,706	224,529
Cash and cash equivalents at end of period	$236,389	$272,177
Supplemental disclosure of cash flow information:
Interest paid	$285	$2,520
Income taxes paid (refunded), net	(870)	455

The accompanying notes are an integral part of the condensed consolidated financial statements.

*              Adjusted to include the retroactive impact of adopting the fair value method of recording compensation expense associated with stock options, see Note 11.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(UNAUDITED)

	Three months ended
	March 31, 2006	April 1, 2005*
Net income	$18,960	$16,081
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,603	(5,189)
Other	160	162
Other comprehensive income (loss), net of tax	1,763	(5,027)
Comprehensive income	$20,723	$11,054

The accompanying notes are an integral part of the condensed consolidated financial statements.

*              Adjusted to include the retroactive impact of adopting the fair value method of recording compensation expense associated with stock options, see Note 11.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(UNAUDITED)

The terms “we,” “us” and “our” as used in this quarterly report refer to Washington Group International, Inc. (“Washington Group International”) and its consolidated subsidiaries unless otherwise indicated.

1.             DESCRIPTION OF BUSINESS

Business

We are an international provider of a broad range of design, engineering, construction, construction management, facilities and operations management, environmental remediation and mining services to diverse public and private sector clients, including (i) engineering, construction, and operations and maintenance services in nuclear and fossil power markets; (ii) diverse engineering, construction, construction management, and operations and maintenance services for the highway and bridge, airport and seaport, dam, tunnel, water resource, and railway markets; (iii) design, engineering, procurement, construction and construction management and operations and maintenance services for industrial companies; (iv) contract mining, technical and engineering services for the metals, precious metals, coal, minerals, and minerals processes markets; (v) comprehensive nuclear and other environmental and hazardous substance remediation as well as management and operations services for governmental and private-sector clients and (vi) design, engineering, construction, management and operations, and closure services for weapons and chemical demilitarization programs for governmental clients. In providing these services, we enter into four basic types of contracts: fixed-price or lump-sum contracts providing for a fixed price for all work to be performed; fixed-unit-price contracts providing for a fixed price for each unit of work to be performed; target-price contracts providing for an agreed upon price whereby we absorb cost escalations to the extent of our expected fee or profit and are reimbursed for costs which continue to escalate beyond our expected fee and share in the cost savings based on a negotiated formula; and cost-type contracts providing for reimbursement of costs plus a fee. Engineering, construction management, maintenance, and environmental and hazardous substance remediation contracts are typically awarded pursuant to a cost-type contract.

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

2.             BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. These financial statements include the accounts of Washington Group International and all of its majority-owned subsidiaries and certain majority-owned construction joint ventures. Investments in non-consolidated construction joint ventures are accounted for using the equity method on the condensed balance sheet, with our proportionate share of revenue, cost of revenue and gross profit included in the consolidated statements of income. Investments in unconsolidated affiliates are accounted for under the equity method. All significant intercompany transactions and accounts have been eliminated in consolidation.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our 2005 Annual Report. The comparative balance sheet and related disclosures at December 30, 2005 have been derived from the audited balance sheet and consolidated footnotes referred to above.

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

The preparation of our consolidated financial statements in conformity with GAAP necessarily requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the balance sheet dates, and the reported amounts of revenues and costs during the reporting periods. Actual results could differ from those estimates. On an ongoing basis, we review our estimates based on information that is currently available. Changes in facts and circumstances may cause us to revise estimates.

3.             ACCOUNTING STANDARDS

Adoption of accounting standards

In the mining industry, companies may be required to remove overburden and waste materials to access mineral deposits. The costs of removing overburden and waste materials are referred to as “stripping costs.” MIBRAG incurs significant stripping costs in its lignite coal mining operations. MIBRAG’s mines are open pit mines, which cover several square miles and have an estimated remaining life of 40 or more years. Because of the mining procedures used, MIBRAG generally does not maintain any significant inventory of mined coal. In March 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 04-6, Accounting for Stripping Costs Incurred during Production in the Mining Industry. The EITF concluded that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the cost of inventory produced during the period that stripping costs are incurred. We were required to adopt EITF No. 04-6 in the first quarter of 2006. Based upon MIBRAG’s deferred stripping costs recorded as of December 30, 2005, the adoption of EITF No. 04-6 resulted in a reduction of our investments in unconsolidated affiliates and a reduction of total stockholders’ equity of $83,163 and $54,056, respectively. EITF No. 04-6 provides that any adjustment from adoption be recognized as a cumulative effect adjustment to beginning retained earnings in the period of adoption. Accordingly, the adoption of EITF No. 04-6 did not affect our earnings in the three months ended March 31, 2006.

Under EITF No. 04-6, costs of removing overburden are now expensed in the period incurred. The execution of MIBRAG’s mine plans may result in fiscal periods during which costs incurred for the removal of overburden will not bear a direct relationship to the revenue derived from the sale of coal. This may result in a degree of variability in the future reported earnings of MIBRAG. During the three months ended March 31, 2006, equity in income of unconsolidated affiliates increased $553 due to the change in accounting for stripping costs as compared to the prior method of deferring stripping costs and expensing as the associated coal deposit was extracted and sold.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123 (Revised), Share-Based Payment (“SFAS No. 123(R)”). SFAS No. 123(R) replaces SFAS No. 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. We were required to adopt the fair value method prescribed by SFAS No. 123(R) in the first quarter of 2006. See Note 11 for disclosure of the impact of adopting SFAS No. 123(R).

In June 2005, the FASB ratified the consensus reached in EITF Issue No. 05-5, Accounting for Early Retirement or Post-employment Programs with Specific Features (Such as Terms Specified in Altersteilzeit Early Retirement Arrangements). EITF No. 05-5 addresses the timing of recognition of salaries, bonuses and additional pension contributions associated with certain early retirement arrangements typical in Germany (as well as similar programs). The EITF also specifies the accounting for government subsidies related to these arrangements. The effect of applying EITF No. 05-5 is to be recognized prospectively as a change in accounting estimate effected by a change in accounting principle under SFAS No. 154, Accounting Changes and Error Corrections – a Replacement of APB Opinion No. 20 and FASB Statement No. 3. MIBRAG provides early retirement arrangements to its employees pursuant to a program designed by the German government. Prior to EITF No. 05-5, the additional compensation related to the early retirement program had been accrued and expensed at the time an employee elected to participate. However, EITF No. 05-5 requires that the additional compensation be recognized ratably over the employee’s remaining service period. Accordingly, the adoption of EITF No. 05-5 in the first quarter of 2006 increased MIBRAG’s earnings as the prior accruals were reversed resulting in an increase in our equity earnings of MIBRAG by $2,095.

4.             VENTURES

Construction joint ventures

We participate in unconsolidated construction joint ventures that are formed to bid, negotiate and complete specific projects. The unconsolidated construction joint ventures are reflected in our consolidated balance sheets as investments in and advances to construction joint ventures accounted for under the equity method, and our proportionate share of revenue, cost of revenue and gross profit is included in our consolidated statements of income. The size, scope and duration of joint-venture projects vary among periods. The tables below present the financial information of our unconsolidated construction joint ventures in which we do not hold a controlling interest but do exercise significant influence. At March 31, 2006 and December 30, 2005, $64,073 and $72,366, respectively, was included in our consolidated balance sheet under the caption “Billings in excess of cost and estimated earnings on uncompleted contracts,” representing our share of the excess of liabilities over assets primarily due to accrued contract losses of unconsolidated construction joint ventures.

Combined financial position of unconsolidated construction joint ventures	March 31, 2006	December 30, 2005
Current assets	$319,275	$298,935
Property and equipment, net	9,946	9,582
Current liabilities	(345,194)	(353,728)
Net liabilities	$(15,973)	$(45,211)

Combined results of operations of	Three months ended
unconsolidated construction joint ventures	March 31, 2006	April 1, 2005
Revenue	$290,583	$129,234
Cost of revenue	(292,608)	(122,947)
Gross profit (loss)	$(2,025)	$6,287

Washington Group International’s share of results of operations of	Three months ended
unconsolidated construction joint ventures	March 31, 2006	April 1, 2005
Revenue	$134,719	$52,004
Cost of revenue	(134,887)	(46,453)
Gross profit (loss)	$(168)	$5,551

During 2004, a construction joint venture in which we have a 50 percent interest recognized a contract loss on a $377,700 fixed-price roadway interchange and bridge project. Our share of the loss amounted to $27,500. During 2005, the final design for a major portion of the project was completed. Based on the final design and combined with what we believe to be a number of changes directed by either the clients or the state regulatory agency, the estimated costs increased significantly due to quantity growth, cost escalation, and additional labor required. Also, the changes resulted in a later completion date with the attendant costs. The revisions to estimated costs resulted in a charge to earnings of $72,500 for 2005 and brought our share of the total estimated contract loss to $100,000 as of December 30, 2005. During the three months ended March 31, 2006, the project has experienced additional cost increases primarily associated with labor productivity and schedule delays. As a result, we have recorded an additional contract loss of $6,900. As of March 31, 2006, the project is approximately 50 percent complete, measured on a cost-to-cost basis, and is scheduled to be complete in 2007.

To date, only a small portion of the cost increases have been agreed to with the clients and acknowledged with a change order. Pending change orders and claims submitted to the client total approximately $103,600 (of which our share is $51,800), an additional $31,100 are in process (of which our share is $15,550) and we believe more are to follow. We believe there will be significant recoveries once the claim process is completed. Because we have not been able to reach agreement on the change orders and claims, recoveries will be recognized only when it is probable they will result in additional revenue and the amounts can be reliably estimated. While the entire amount of the current estimated loss has been recognized, actual results may differ from our estimates.

Unconsolidated affiliates

At March 31, 2006 and December 30, 2005, we held ownership interests in unconsolidated affiliates that are accounted for under the equity method, the most significant of which are two incorporated mining ventures: MIBRAG (50 percent) and Westmoreland Resources (20 percent). We provide consulting services to MIBRAG and contract mining services to Westmoreland Resources. The tables below present the financial information of our unconsolidated affiliates in which we do not hold a controlling interest but do exercise significant influence.

Combined financial position of unconsolidated affiliates	March 31, 2006	December 30, 2005
Current assets	$164,101	$156,537
Property and equipment, net	556,202	530,140
Other non-current assets	459,774	622,217
Current liabilities	(86,075)	(88,710)
Long-term debt, non-recourse to parents	(231,753)	(225,512)
Other non-current liabilities	(656,806)	(648,085)
Net assets	$205,443	$346,587

Combined results of operations of	Three months ended
unconsolidated affiliates	March 31, 2006	April 1, 2005
Revenue	$138,172	$118,187
Cost of revenue	(110,931)	(102,867)
Gross profit	$27,241	$15,320

As disclosed in Note 3, effective December 31, 2005, MIBRAG adopted EITF No. 04-6 and wrote off $166,326 of deferred stripping costs which were classified as other non-current assets as of December 30, 2005 in the above table.

5.             CREDIT FACILITIES

We have a Senior Secured Revolving Credit Facility (the “Credit Facility”) that provides for up to $350,000 in the aggregate of loans and other financial accommodations allocated pro rata between a tranche A facility and a tranche B facility. The scheduled termination date for both tranche A and tranche B is June 14, 2010. The borrowing rate for tranche A is LIBOR plus an additional margin of 2.00 percent or, at our option, prime plus an additional margin of 1.00 percent, subject in each case to a 0.25 percent reduction upon our obtaining a specified long-term debt rating. The borrowing rate for tranche B is LIBOR plus an additional margin of 1.75 percent or, at our option, prime plus an additional margin of 0.75 percent. As of March 31, 2006, the effective one month LIBOR borrowing rate was 6.83 percent for tranche A and 6.58 percent for tranche B.

The Credit Facility also provides for other fees, including commitment and letter of credit fees, normal and customary for such credit agreements. Under the current terms of the agreement, letters of credit are allocated pro rata between the facilities on the same basis as loans. Letter of credit fees are calculated using the applicable LIBOR margins stated above plus an issuance fee which is negotiated with the issuing bank. Commitment fees are calculated on the remaining borrowing capacity of each tranche after subtracting any outstanding borrowings and letters of credit. The commitment fee is 0.50 percent for tranche A (subject to a 0.25 percent reduction upon our obtaining a specified long-term debt rating) and 1.75 percent for tranche B. As of March 31, 2006, $91,537 in face amount of letters of credit were issued and outstanding and no borrowings were outstanding leaving a borrowing capacity of $258,463 under the Credit Facility.

The Credit Facility contains financial covenants requiring the maintenance of specified financial and operating ratios, and specified events of default that are typical for a credit facility of this size, type and tenor. The Credit Facility also contains covenants that limit our ability and the ability of some of our subsidiaries to incur debt, grant liens, provide guarantees, make investments, merge with or acquire other companies and pay dividends. As of March 31, 2006, we were in compliance with all of the financial covenants under the Credit Facility. The Credit Facility is secured by substantially all of the assets of Washington Group International and our wholly owned domestic subsidiaries.

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

Power provides engineering, construction and maintenance services in both fossil and nuclear power markets for turnkey new power plant construction, plant expansion, retrofit and modification, decontamination and decommissioning, general planning, siting and licensing and environmental permitting.

Infrastructure provides diverse engineering and construction, construction management, and operations and maintenance services for highways and bridges, airports and seaports, tunnels and tube tunnels, railroad and transit lines, water storage and transport, water treatment, site development and hydroelectric facilities. The business unit generally performs as a general contractor or as a joint venture partner with other contractors on domestic and international projects.

Mining provides contract mining, resource evaluation, mine planning, production scheduling, simulation modeling, equipment selection, engineering, mine reclamation and operations management to coal, oil sands, industrial minerals and metals markets.

Industrial/Process provides engineering, design, procurement, construction services and total facilities management for general manufacturing, pharmaceutical and biotechnology, oil production, gas treating, gas monetization, institutional buildings, food and consumer products, automotive, aerospace and pulp and paper industries.

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

The accounting policies of the segments are the same as those described in Note 2, “Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of our 2005 Annual Report. We evaluate performance and allocate resources based on segment operating income. Segment operating income is total segment revenue reduced by segment cost of revenue and includes equity in net earnings of unconsolidated affiliates. Intersegment and other unallocated operating costs principally consist of residual costs of our non-union subsidiary and unallocated costs of our self-insurance program.

SEGMENT OPERATING INFORMATION

	Three months ended
	March 31, 2006	April 1, 2005 *
Revenue
Power	$204,700	$150,649
Infrastructure	142,378	160,897
Mining	31,709	27,593
Industrial/Process	125,449	97,256
Defense	152,598	152,570
Energy & Environment	170,999	112,115
Intersegment, eliminations and other	509	(219)
Total revenue	$828,342	$700,861
Gross profit (loss)
Power	$11,111	$13,874
Infrastructure	(2,757)	3,175
Mining	(4,714)	(605)
Industrial/Process	4,609	(2,067)
Defense	13,603	14,967
Energy & Environment	14,069	16,624
Intersegment and other unallocated operating costs	(878)	(879)
Total gross profit	$35,043	$45,089
Equity in income (loss) of unconsolidated affiliates
Power	$19	$21
Infrastructure	350	148
Mining	12,573	7,168
Industrial/Process	191	208
Defense	—	—
Energy & Environment	57	(202)
Total equity in income of unconsolidated affiliates	$13,190	$7,343

	Three months ended
	March 31, 2006	April 1, 2005 *
Operating income (loss)
Power	$11,130	$13,895
Infrastructure	(2,407)	3,323
Mining	7,859	6,563
Industrial/Process	4,800	(1,859)
Defense	13,603	14,967	**
Energy & Environment	14,126	16,422	**
Intersegment and other unallocated operating costs	(878)	(879)
Corporate general and administrative expenses	(14,760)	(16,207)
Total operating income	$33,473	$36,225	**

*              Adjusted to include the retroactive impact of adopting the fair value method of recording compensation expense associated with stock options, see Note 11.

**           Effective December 30, 2005, we acquired BNFL Nuclear Services, Inc.’s (“BNFL”) interest in certain operations of our Energy & Environment and Defense business units. During the three months ended April 1, 2005, payments made to BNFL for their interest in the earnings of these operations of $5,597 were reflected as minority interest. On a comparable pro-forma basis, had such payments been reflected as a reduction in operating income, the Defense and Energy & Environment business units’ operating income would have been $14,131 and $11,661, respectively, and total operating income would have been $30,628.

7.             TAXES ON INCOME

The effective tax rates for the three months ended March 31, 2006 and April 1, 2005, were 39.9 percent and 40.0 percent, respectively.

8.             BENEFIT PLANS

The components of net benefit cost for our pension and post-retirement benefit plans were as follows:

			Post-retirement
	Pension Benefits		Benefits
Three months ended	March 31, 2006	Apri1 1, 2005	March 31, 2006	April 1, 2005
Service cost	$221	$1,268	$—	$191
Interest cost	1,230	1,175	654	729
Expected return on assets	(579)	(469)	—	—
Recognized net actuarial loss (gain)	14	96	55	(2)
Amortization of prior service costs	—	—	7	7
Net benefit cost	$886	$2,070	$716	$925

Employer Contributions

We previously disclosed in our 2005 Annual Report, we expect to contribute $11,600 and $3,800, respectively, to our pension and post-retirement plans during 2006. During the three months ended March 31, 2006, $1,944 and $921, respectively, have been contributed to our pension and post-retirement plans. We anticipate contributing an additional $9,700 and $2,900, respectively, to fund our pension and post-retirement plans in 2006.

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

Letters of credit

In the normal course of business, we cause letters of credit to be issued in connection with contract performance obligations that are not required to be reflected in the accompanying condensed consolidated balance sheets. We are obligated to reimburse the issuer of such letters of credit for any payments made thereunder. At March 31, 2006 and December 30, 2005, $118,539 and $119,030 respectively, in face amount of letters of credit were outstanding. We have pledged cash and cash equivalents as collateral for our reimbursement obligations with respect to $27,002 in face amount of letters of credit that were outstanding at March 31, 2006 not related to the Credit Facility. As of March 31, 2006, $91,537 of the outstanding letters of credit were issued under the Credit Facility.

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

Further, on March 23, 2005, we filed a Motion to Enforce the Confirmation Order in the Bankruptcy Court in Nevada, and a Motion to Dismiss or Stay the Action in the Idaho Court pending resolution of the proceedings in the Bankruptcy Court. In the filings in the Bankruptcy Court, we have sought dismissal of the Government’s claims pursuant to the Confirmation Order (and other relevant orders of the Bankruptcy Court) because of the Government’s failure to give appropriate notice or otherwise preserve those claims. On August 30, 2005, the Bankruptcy Court granted our Motion to Enforce the Confirmation Order, in total, ruling that all of the Government’s claims (as set forth in the complaint in the Idaho Action) are barred. On November 9, 2005, the Bankruptcy Court confirmed its decision with a written order and detailed findings of fact. The Government has appealed the Bankruptcy Court’s order, and that appeal has proceeded through the briefing stage. While we are confident in our legal position, the outcome of the appeal cannot be reasonably predicted. On March 22, 2006, the District Court judge stayed the Idaho Action during the pendency of the Government’s appeal of the Bankruptcy Court’s ruling.

Our joint venture for one of the five projects referred to above brought arbitration proceedings before an arbitral tribunal in Egypt in which it has asserted an affirmative claim for additional compensation for the construction of water and wastewater treatment facilities in Egypt. The project owner, NOPWASD, an Egyptian government agency, asserted in a counterclaim that by reason of alleged violations of the USAID source, origin, and nationality regulations, and alleged violations of Egyptian law, our joint venture should forfeit its claim, pay damages of approximately $6,000 and the owner’s costs of defending against the joint venture’s claims in arbitration. We denied liability on the project owner’s counterclaim. On April 17, 2006, the arbitration tribunal issued its award providing that the joint venture prevailed on its affirmative claims in the net amount of $8,100, and that NOPWASD’s counterclaims are rejected. Our portion of any final award received by the joint venture would be approximately 50 percent. Because of potential issues related to appeals or collectibility of amounts awarded, no amounts related to this potential recovery have been recognized in the accompanying condensed consolidated financial statements.

Based on our assessment of the above-described matters, we recorded a charge of $8,200 in the year ended December 31, 2004. Additional loss, if any, is not estimable.

New Orleans Levee Failure Class Action Litigation. From July 1999 through May 2005, we performed demolition, site preparation, and environmental remediation services for the U.S. Army Corps of Engineers (“USACOE”) on the east bank of the Inner Harbor Navigation Canal (the “Industrial Canal”) in New Orleans, Louisiana (“Task Order 26”). All the work performed by us and our subcontractors was directed, supervised and approved by the USACOE.

On August 29, 2005, Hurricane Katrina devastated New Orleans. The storm surge created by the hurricane flooded the east bank of the Industrial Canal and overtopped the Industrial Canal levee floodwall, flooding the Lower Ninth Ward and other parts of the City.

Multiple personal injury and property damage class action lawsuits have been filed in Louisiana state and federal court naming us as one of numerous defendants including The City of New Orleans, the Board of Commissioners for the Orleans Parish Levee District, and its insurer St. Paul Fire and Marine Insurance Company. Plaintiffs claim that defendants were negligent in their design, construction and maintenance of the New Orleans levees and assert their claims under the Federal Class Action Fairness Act of 2005, 28 U.S.C. 12(d)(2). The alleged class of plaintiffs are all residents and property owners of the Parishes of Orleans and Jefferson in the State of Louisiana “who incurred damages arising out of the breach and failure of the hurricane protection levees and floodwalls along the 17th Street Canal, the London Avenue Canal, and the Industrial Canal...in the wake of Hurricane Katrina.”

In all of the lawsuits to date, the only specific allegation against us is that we “contracted to level and clear abandoned industrial sites along the Industrial Canal between the floodwall and the canal” and plaintiffs believe “the use of heavy vehicles and/or other heavy construction equipment along the Industrial Canal between the floodwall and the canal damaged the levee and/or floodwall and caused and/or contributed [to] the...breach in the levee and/or floodwall.” Plaintiffs allege damages as high as $200 billion and demand attorneys’ fees and costs. We have substantial liability insurance coverage in the event we are found to have any liability in this matter. While we cannot predict the adequacy of the coverage with certainty, we believe it to be adequate to cover any potential liability that could be imposed on us as a result of these class actions.

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

We believe these matters are covered by our insurance program. As of March 31, 2006, consistent with our accounting policy of accruing legal fees when probable and estimable, we have accrued $4,200 for estimated legal defense costs associated with these matters. We believe a portion of these costs will be reimbursable under our insurance program and have recorded a corresponding insurance receivable.

Based on the status and nature of this matter at this time, we cannot make an estimate of additional potential loss, if any.

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

10.          EQUITY TRANSACTIONS

During the three months ended March 31, 2006, options to purchase 382 shares of common stock were granted at a weighted average exercise price of $58.36 per share. In addition, 128 shares of restricted stock were awarded to key employees. The fair value of the options and restricted stock of $8,537 and $7,478, respectively, is being expensed over the three year vesting period.

During the three months ended March 31, 2006, under a stock/warrant buy back program with an authorization limit of $125,000, we purchased 2,038 warrants at a cost of $34,971 and 245 shares of common stock for $14,319. In addition, 2,262 warrants were exercised generating proceeds of $71,196 and the remaining 192 outstanding warrants expired January 25, 2006. Also, during the three months ended March 31, 2006, options to purchase 405 shares of common stock were exercised for proceeds of $9,818.

On February 28, 2006, our board of directors increased the total authorized amount under the stock/warrant buy back program by $25,000 to $150,000. Subsequently, in April 2006 we purchased 461 shares of our common stock for $26,500 which brought the total expended under the program to $149,357. On May 5, 2006, our board of directors authorized an additional $25,000 under the stock/warrant buy back program increasing the total amount authorized to $175,000.

11.          STOCK-BASED COMPENSATION

Effective December 31, 2005, the Company adopted the provisions of SFAS No. 123(R). Under the provisions of SFAS No. 123(R), stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee service period (generally the vesting period of the grant). We adopted SFAS No. 123(R) using the modified retrospective application method and, as a result, financial statement amounts for the prior periods presented in this Form 10-Q have been adjusted to reflect the fair value method of expensing prescribed by SFAS No. 123(R) as follows:

	As Previously	As
	Reported	Adjusted
Income statement items for the three months ended April 1, 2005
Income before income taxes and minority interest	$36,579	$34,694
Net income	17,230	16,081
Net income per share – basic	.68	.63
Net income per share – diluted	.60	.55
Shares used to compute basic net income per share	25,509	25,509
Shares used to compute diluted income per share	28,788	29,063
Balance sheet items as of December 30, 2005
Deferred income taxes, non-current	$126,651	$141,291
Capital in excess of par value	526,460	570,934
Retained earnings	188,999	159,165
Total stockholders’ equity	741,217	755,857
Total liabilities and stockholders’ equity	1,649,105	1,663,745
Cash flow items for the three months ended April 1, 2005
Net cash used in operating activities	(22,829)	(20,725)
Net cash provided by financing activities	7,121	9,288

Under APB Opinion No. 25, we recorded compensation expense associated with restricted stock grants to employees. The following table presents total additional stock-based compensation expense associated with stock options as a result of adopting SFAS 123(R), the tax benefit, and decrease in earnings per share, included in the accompanying Condensed Consolidated Statements of Income:

	Three months ended
	March 31, 2006	April 1, 2005
Additional stock-based compensation classified as:
Cost of revenue	$1,193	$984
General and administrative expenses	817	901
Cumulative adjustment related to change in forfeitures assumption classified as other income	(615)	—
Income tax benefits	(544)	(736)
Net additional stock-based compensation expense	$851	$1,149

Decrease in net income per share – basic	$.03	$.05
Decrease in net income per share – diluted	.03	.05

The Company has two share-based compensation plans for officers, key employees and directors of the company (See Note 14 of the Notes to Consolidated Financial Statements in Part II, Item 8 of our 2005 Annual Report for more information). The number of shares authorized for issuance under the Company’s existing plans as of March 31, 2006, total 8,402, of which 1,046 were available for future issuance. The Company’s policy is to issue new shares of common stock to satisfy stock option exercises. All stock options issued must have an exercise price equal to or greater than the fair value of our common stock on the date the option is granted. Stock options granted have a contractual term of ten years and vest over three years. The Company’s policy is to recognize compensation cost for these options on a straight-line basis over the service period for the entire award.

The Company measures the compensation cost associated with share-based payments by estimating the fair value of stock options as of the grant date using the Black-Scholes option pricing model. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the stock options granted. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards.

The per share weighted average fair value of stock options granted during the three months ended March 31, 2006 and April 1, 2005 was $22.34 and $16.09, respectively. In addition to the exercise and grant date prices of the awards, the weighted average assumptions that were used to estimate the fair value of stock option grants in the respective periods are as follows:

	Three months ended
	March 31, 2006	April 1, 2005
Average expected volatility	34.7%	36.6%
Expected term (years)	5	5
Average risk-free interest rate	4.6%	3.6%
Expected dividend yield	0.0%	0.0%

The Company estimates expected volatility based on historical daily price changes of the Company’s common stock for a period comparable to the current expected term of the options. The risk-free interest rate is based on the United States treasury yields in effect at the time of grant corresponding with the expected term of the options. The expected option term is the number of years we estimate that options will be outstanding prior to exercise considering vesting schedules and historical exercise experience.

A summary of stock option and restricted stock award activity under the Company’s share-based compensation plans for the three months ended March 31, 2006 is presented in the following tables:

	Number	Weighted	Weighted Average
	of	Average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
Stock options	Options	Price	Life (Yrs.)	Value
Outstanding as of December 30, 2005	5,490	$29.00
Granted	382	58.36
Exercised	(405)	24.54
Forfeited	(29)	34.29
Outstanding as of March 31, 2006	5,438	$31.37	6.62	$141,508
Exercisable as of March 31, 2006	4,517	$28.26	6.13	$131,574

	Number	Weighted Average
	of	Remaining	Aggregate
	Restricted	Contractual	Intrinsic
Restricted stock awards	Shares	Life (Yrs.)	Value
Outstanding as of December 30, 2005	134
Granted	128
Restrictions lapsed	(1)
Forfeited	(3)
Outstanding as of March 31, 2006	258	2.41	$14,836

Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the options or the fair market value of restricted shares. The total intrinsic value of stock-based arrangements exercised or on which the restrictions lapsed during the three months ended March 31, 2006 and April 1, 2005, was $12,850 and $9,498, respectively. As of March 31, 2006, total remaining unrecognized compensation cost related to unvested stock-based arrangements was $23,234 and is expected to be recognized over a weighted average period of 2.5 years.

SFAS No. 123(R) requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options (excess tax benefits) be classified as financing cash flows.  These excess tax benefits were $3,365 and $2,167 for the three months ended March 31, 2006, and April 1, 2005, respectively.

A summary of our non-vested options as of and changes during the three months ended March 31, 2006, is presented below:

	Number of	Weighted Average
Outstanding	Stock	Grant Date
non-vested options	Options	Fair Value
Outstanding as of December 30, 2005	1,072	$14.59
Granted	382	22.34
Vested	(504)	13.28
Forfeited	(29)	14.38
Outstanding as of March 31, 2006	921	$18.53

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes thereto in Item 1 of this report. The following analysis contains forward-looking statements about our future revenues, operating results and expectations. See “Note Regarding Forward-Looking Information” for a discussion of the risks and uncertainties affecting these statements preceding Item 1 of this report.

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

CRITICAL ACCOUNTING POLICIES AND RELATED CRITICAL ACCOUNTING ESTIMATES

Our accounting and financial reporting policies are in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet date, and the reported amounts of revenue and expenses during the reporting period. Our significant accounting policies are described in Note 2, “Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Item 8 of our 2005 Annual Report. The following discussion is intended to describe those accounting policies most critical to the preparation of our consolidated financial statements. The development and selection of the critical accounting policies, related critical accounting estimates and the disclosure below have been reviewed with the audit review committee of our board of directors. There were no changes in our critical accounting policies during the three months ended March 31, 2006.

Revenue recognition. We follow the provisions of the American Institute of Certified Public Accountants Statement of Position (“SOP”) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. We recognize revenue on certain engineering and construction-type contracts using the percentage-of-completion method of accounting whereby revenue is recognized as performance under the contract progresses. For most of our fixed-price and target-price contracts, we use a cost-to-cost approach to measure progress towards completion. Under the cost-to-cost method, we make periodic estimates of our progress towards completion by comparing costs incurred to date with total estimated contract costs. Revenue is then calculated on a cumulative basis (project-to-date) as the total contract value multiplied by the current percentage complete. Revenue for a reporting period is calculated as the cumulative project-to-date revenue less project revenue recognized in prior periods. However, we defer profit recognition on fixed-price and certain target-priced contracts until progress is sufficient to estimate the probable outcome, which generally does not occur until the project is at least 20 percent complete. Fixed-price contracts accounted for 21 and 25 percent of our total revenue for the three months ended March 31, 2006 and April 1, 2005, respectively.

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

The amount of revenue recognized depends on whether the contract or project is determined to be an “at-risk” or an “agency” relationship between the client and us. Determination of the relationship is based on characteristics of the contract or the relationship with the client. For at-risk relationships, the gross revenue and the costs of materials, services, payroll, benefits, non-income tax and other costs are recognized in our statement of income. For agency relationships, where we act as an agent for our client, only fee revenue is recognized, meaning that direct project costs and the related reimbursement from the client are netted. At March 31, 2006 and December 30, 2005, agency relationships comprised approximately five percent of our total backlog.

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

Costs related to change orders and claims are recognized when they are incurred. Change orders are included in total estimated contract revenue when it is probable that the change order will result in a bona fide addition to contract value and can be reliably estimated. Estimated contract revenue associated with change orders may include amounts in excess of incurred costs (profit) when appropriate. Claims are included in total estimated contract revenue, only to the extent that contract costs related to the claim have been incurred, when it is probable that the claim will result in a bona fide addition to contract value and can be reliably estimated, which generally occurs when amounts have been received or awarded. This can lead to a situation where costs are recognized in one period and revenue is recognized when customer agreement is obtained or claim resolution occurs, which can be in subsequent periods. Historical claim recoveries should not be considered indicative of future claim recoveries. We recognized no revenue from claims during the three months ended March 31, 2006, compared to $9.7 million during the three months ended April 1, 2005.

Substantially all claims have been settled and collected during the period in which claim revenue was recognized.

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

Goodwill. As of March 31, 2006, we have $156.3 million of goodwill. Pursuant to SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is no longer amortized but is tested for impairment at least annually. We regularly evaluate whether events and circumstances have occurred which may indicate a possible impairment of goodwill and perform the annual impairment test for all of our reporting units each October. In conducting the impairment test, we apply various techniques to estimate the fair value of our reporting units. These techniques are inherently subjective, and the resulting values are not necessarily representative of the values we might obtain in a sale of our reporting units to a willing third party. Based on our annual review of the recoverability of goodwill as of October 31, 2005, we determined that our goodwill is not impaired. However, our businesses are cyclical and subject to competitive pressures. Additionally, $110.1 million of our goodwill as of March 31, 2006, relates to our Defense and Energy & Environment business units, which are almost entirely dependent on continued spending by the U.S. government. Therefore it is possible that the goodwill values of our business units could be adversely impacted in the future by these or other factors and that a significant impairment adjustment, which would reduce earnings and potentially affect debt covenants, could be required in such circumstances.

Litigation claims and contingencies. In the normal course of business, we are subject to a variety of contractual guarantees and litigation. In general, guarantees can relate to project scheduling, project completion, plant performance or meeting required standards of workmanship. Most of our litigation involves us as a defendant in workers’ compensation, personal injury, contract, environmental, environmental exposure, professional liability and other similar lawsuits. We maintain insurance coverage for some aspects of our business and operations. In addition, we have elected to retain a portion of insured losses that may occur through the use of various deductibles, limits and retentions under our insurance programs. This situation may subject us to some future liability for which we are only partially insured, or completely uninsured. Self-insurance reserves are established and maintained for uninsured business risks related to workers’ compensation and general, automobile and professional liability.

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

Estimating liabilities and costs associated with such claims, guarantees, litigation and audits and investigations requires judgment and assessment based on professional knowledge and experience of our management and legal counsel. In accordance with SFAS No. 5, Accounting for Contingencies, amounts are recorded as charges to earnings when we determine that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In estimating the amount of probable loss, we include legal defense costs when the amounts are both probable and reasonably estimable. The ultimate resolution of any such exposure may vary from earlier estimates as further facts and circumstances become known. We maintain reserves for both self-insured claims that are known as well as for self-insured claims that are believed to have been incurred based on actuarial analysis, but have not yet been reported to our claims administrators. We include any adjustments to such insurance reserves in our consolidated results of operations.

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

There are three unique aspects of our approach to recording new work and backlog:

•                  Government contracts - Most of our government contracts cover several years. However, funding for the contracts is subject to annual appropriations by Congress. To account for the risk that future amounts may not be appropriated, we only include the next two years of forecast revenue in our backlog. Therefore, as time passes and appropriations occur, additional new work is recorded on existing government contracts. As of March 31, 2006, U.S. government funded contracts comprised approximately 44 percent of our total backlog.

•                  Mining contracts - Mining contracts span varying periods of time up to the life of the resource. For new work and backlog purposes, we limit the amount recorded to five years. Similar to our practices with government contracts, as time passes, we recognize additional new work as commitments for that future work are firmed up. As of March 31, 2006, mining contracts comprised approximately 13 percent of our total backlog.

•                  At-risk and agency contracts - The amount of new work and related backlog recognized depends on whether the contract or project is determined to be an “at-risk” or “agency” relationship between the client and us. For at-risk relationships, the expected gross revenue is included in new work and backlog. For relationships where we act as an agent for our client, only the expected net fee revenue is included in new work and backlog. As of March 31, 2006, expected net fee revenue for agency relationships comprised approximately five percent of our total backlog.

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

Accounts receivable represent amounts billed to clients that have not been paid. On large fixed-price construction contracts, contract provisions may allow the client to withhold from five percent to ten percent of invoices until the project is completed, which may be several months or years. These amounts withheld, referred to as retentions, are recorded as receivables and are separately disclosed in the financial statements.

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

Accounting for Stock-Based Compensation. As discussed further in Note 11 of Notes to Condensed Consolidated Financial Statements in Item 1 of this report, we adopted SFAS No. 123(R) effective December 31, 2005 using the modified retrospective application method. As a result, financial statement amounts for prior periods presented in this report have been adjusted to reflect the expensing of stock options based upon fair value as prescribed by SFAS No. 123(R).

We estimate the fair value of options granted using the Black-Scholes option pricing model. The assumptions used in computing the fair value of share-based payments reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control. We estimate expected volatility based on historical daily price changes of the Company’s stock for a period equal to the current expected term of the options. The expected option term is the number of years the Company estimates that options will be outstanding prior to exercise considering vesting schedules and our historical exercise patterns. If other assumptions or estimates had been used, the stock-based compensation expense that was recorded for the periods presented could have been materially different. Furthermore, if different assumptions are used in future periods, stock-based compensation expense could be materially impacted in the future.

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

Pension and post-retirement benefit obligations include defined benefit pension plans that primarily cover certain groups of current and former employees of certain operations of our Energy & Environment and Defense business units. We utilize actuarial estimates of the pension obligation for financial reporting purposes and make contributions as necessary to meet the Employee Retirement Income Security Act of 1974 (“ERISA”) funding requirements for these plans. We also provide benefits under company-sponsored retiree health care and life insurance plans for certain groups of employees. The retiree health care plans require retiree contributions and contain other cost-sharing features. The retiree life insurance plans provide basic coverage on a noncontributory basis. As of December 31, 2005, all benefits provided under the pension and post-retirement health care plans were frozen.

BUSINESS UNIT NEW WORK AND BACKLOG

New work, which represents additions to backlog for the period, is presented below for each business unit:

NEW WORK	Three months ended
(In millions)	March 31, 2006	April 1, 2005
Power	$161.0	$324.9
Infrastructure	95.3	166.4
Mining	73.5	187.1
Industrial/Process	201.5	119.1
Defense	108.7	152.3
Energy & Environment	158.1	518.7
Other	0.2	(0.2)
Total new work	$798.3	$1,468.3

Based on the nature of our new work and the bidding and awarding process, our new work can fluctuate significantly period-to-period. The significant decrease in new work from $1,468 million during the three months ended April 1, 2005 to $798 million during the three months ended March 31, 2006 is primarily due to two large awards in the 2005 period. Both a $440 million Department of Energy environmental, decontamination, and demolition contract and a $153 million silver and zinc mining contract were awarded during the three months ended April 1, 2005.

The following table summarizes our changes in backlog for each of the periods presented:

CHANGES IN BACKLOG	Three months ended
(In millions)	March 31, 2006	April 1, 2005
Beginning backlog	$4,880.3	$4,004.1
New work	798.3	1,468.3
Adjustment to backlog	(66.6)	—
Revenue and equity income recognized	(841.5)	(708.2)
Ending backlog	$4,770.5	$4,764.2

The backlog adjustment during the three months ended March 31, 2006 resulted from a negotiated change order on a contract that reduced the remaining contract term from ten years to five years with two, five-year renewal options.

Backlog at March 31, 2006 and December 30, 2005 consisted of the following for each business unit:

BACKLOG
(In millions)	March 31, 2006	December 30, 2005
Power	$881.2	$924.9
Infrastructure	932.1	1,046.1
Mining	594.6	565.4
Industrial/Process	563.3	487.7
Defense	946.5	990.4
Energy & Environment	852.8	865.8
Total backlog	$4,770.5	$4,880.3

New work and backlog

At March 31, 2006, our backlog was $4,770.5 million, a decrease of $109.8 million from December 30, 2005. Backlog on government contracts includes only two years’ worth of the portions of such contracts that are currently funded or which management is highly confident will be funded and backlog on mining contracts includes only the next five years. In this regard, the reported backlog at March 31, 2006 excludes $2.9 billion of government contracts in progress for work to be performed beyond two years and $0.7 billion for mining contracts to be performed beyond five years. Our backlog at March 31, 2006 consisted of approximately 75 percent cost-type and 25 percent fixed-price contracts compared with 71 percent cost-type and 29 percent fixed-price contracts at the end of 2005.

New work for the three months ended March 31, 2006 includes the following significant contracts:

Three months ended
(In millions)	March 31, 2006
Power
Plant modification contracts	$84.2
Engineering services	55.1
Infrastructure
Middle East task orders	32.7
Mining
Gold mine in Mexico	24.0
Coal mine in Montana	22.2
Industrial Process
Facility management in Pennsylvania	24.8
Maintenance project for Illinois refinery	53.5
Polymer plant expansion in the Southeast	38.7
Defense
Chemical demilitarization contract continuations	82.7
Energy & Environment
Department of Energy site operations, maintenance and management services contract in Idaho	57.1
Consulting and technical services	30.5
Middle East task orders	34.3

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the three months ended March 31, 2006 and April 1, 2005, and is included to facilitate our analysis and discussion of results of operations.

	Three months ended
(In millions)	March 31, 2006	April 1, 2005 *
Revenue	$828.3	$700.9
Gross profit	35.0	45.1
Equity in income of unconsolidated affiliates	13.2	7.3
General and administrative expenses	(14.7)	(16.2)
Operating income	33.5	36.2
Interest income	2.6	1.8
Interest expense	(1.9)	(3.4)
Other income (expense), net	(0.4)	0.1
Income before income taxes and minority interests	33.8	34.7
Income tax expense	(13.5)	(13.9)
Minority interests in income of consolidated subsidiaries, net of tax	(1.3)	(4.7)
Net income	$19.0	16.1

*                                         Adjusted to include the retroactive impact of adopting the fair value method of recording compensation expense associated with stock options, see Note 11 of Notes to Condensed Consolidated Financial Statements in Item 1 of this report.

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO

THREE MONTHS ENDED APRIL 1, 2005

Revenue and operating income

Revenue for the three months ended March 31, 2006 increased $127.4 million, or 18 percent, from the comparable period in 2005. The increase in revenue was primarily due to new projects including an environmental cleanup project in Idaho and the construction of an oil and gas facility in Qatar. Revenue from work in the Middle East was also up $21.2 million due to increased activity primarily in the Power business unit. The increase in revenue from new projects was partially offset by completion of several major projects.

A summary of the significant changes in operating income is included in the following table (in millions):

Operating income for the three months ended April 1, 2005	$36.2

Increase in earnings from task order work in the Middle East	8.3
Increase in earnings from MIBRAG mining venture	5.3
Initial earnings on an oil and gas facility in Qatar	4.8
Increase in earnings from other new projects	3.6
Increase in earnings from continuing projects	7.1
Decrease in earnings from completion of contracts	(13.2)
Decrease in claim settlements	(9.8)
Highway contract loss in 2006	(6.9)
Other	(1.9)
Net decrease for 2005	(2.7)
Operating income for the three months ended March 31, 2006	$33.5

Effective December 30, 2005, we acquired BNFL’s interest in certain operations of our Energy & Environment and Defense business units. During the three months ended April 1, 2005, payments made to BNFL for their interest in these operations of $5.6 million were reflected as minority interest. On a comparable pro-forma basis, had such payments been reflected as a reduction in operating income, operating income for the three months ended March 31, 2006 of $33.5 million would represent a $2.9 million increase from $30.6 million in 2005.

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

Equity in income of unconsolidated affiliates

Equity in income of unconsolidated affiliates for the three months ended March 31, 2006 increased by $5.9 million from the comparable period in 2005 primarily due to our MIBRAG mining venture in Germany. During the three months ended March 31, 2006, MIBRAG was required to adopt the provisions of EITF No. 05-5, Accounting for Early Retirement or Post-employment Programs with Specific Features. The adoption of EITF increased our equity in earnings of MIBRAG by $2.1 million. MIBRAG was also required to adopt EITF No. 04-6, Accounting for Stripping Costs Incurred during Production in the Mining Industry, which adoption also had a favorable impact on equity in earnings of $0.6 million. The remaining increase is primarily associated with lower coal sales in 2005 due to required repairs at one of MIBRAG’s power plant customers.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2006 decreased by $1.5 million from the comparable period of 2005 primarily due to the timing of certain expenses.

Interest income

Interest income for the three months ended March 31, 2006 increased $0.8 million from the comparable period of 2005 due to more favorable interest rates on invested cash balances.

Interest expense

Interest expense for the three months ended March 31, 2006 declined $1.5 million from the comparable period of 2005 due to improved terms under our credit facility as a result of amending the facility in 2005.

Income tax expense

The effective tax rates for the three months ended March 31, 2006 and April 1, 2005, were 39.9 percent and 40.0 percent, respectively.

Minority interests

Minority interests in income of consolidated subsidiaries for the three months ended March 31, 2006 decreased $3.4 million from the comparable period of 2005. The decrease is primarily due to our acquisition of BNFL’s interest in certain operations of our Energy & Environment and Defense business units. See Note 15 “Acquisition of BNFL’s Interest in Government Services Business” of Notes to Consolidated Financial Statements in Item 8 of the 2005 Annual Report. During the three months ended April 1, 2005, minority interest related to BNFL amounted to $3.4 million.

BUSINESS UNIT RESULTS	Three months ended
(In millions)	March 31, 2006	April 1, 2005*
Revenue
Power	$204.7	$150.6
Infrastructure	142.4	160.9
Mining	31.7	27.6
Industrial/Process	125.4	97.3
Defense	152.6	152.6
Energy & Environment	171.0	112.1
Intersegment and other	0.5	(0.2)
Total revenue	$828.3	$700.9

Operating income (loss)
Power	$11.1	$13.9
Infrastructure	(2.4)	3.3
Mining	7.9	6.6
Industrial/Process	4.8	(1.9)
Defense	13.6	15.0 **
Energy & Environment	14.1	16.4 **
Intersegment and other unallocated operating costs	(0.8)	(0.9)
Corporate general and administrative expenses	(14.8)	(16.2)
Total operating income	$33.5	$36.2 **

*                                         Adjusted to include the retroactive impact of adopting the fair value method of recording compensation expense associated with stock options, see Note 11 of Notes to Condensed Consolidated Financial Statements in Item 1 of this report.

**                                  Effective December 30, 2005, we acquired BNFL Nuclear Services, Inc.’s (“BNFL”) interest in certain operations of our Energy & Environment and Defense business Units.  During the three months ended April 1, 2005, payments made to BNFL for their interest in the earnings of these operations of $5.6 million were reflected as minority interest.  On a comparable pro-forma basis, had such payments been reflected as a reduction in operating income, the Defense and Energy & Environment business units’ operating income would have been $14.1 million and $11.7 million, respectively, and total operating income would have been $30.6 million.

Power

Revenue for the three months ended March 31, 2006 increased $54.1 million, or 36 percent, from the comparable period in 2005. The increase was due primarily to $61.7 million of revenue from work in the Middle East, up from $31.2 million in the prior period. A new generation project in Puerto Rico and modification projects in Michigan and Wisconsin also contributed to the increased revenue. These increases were partially offset by the completion of a new generation project and nuclear power plant modification projects.

Operating income for the three months ended March 31, 2006 decreased $2.8 million from the comparable period in 2005. The decrease is due to a $9.2 million claim settlement on a completed international power project in 2005 and the final contract close out of two steam generator replacement projects. These reductions were partially offset by increased earnings on modification projects in Michigan, a new generation project in Puerto Rico and from higher engineering services. In addition, Middle East operating income for the three months ended March 31, 2006 totaled $7.2 million, an increase of $6.4 million from $0.8 million for the three months ended April 1, 2005.

Infrastructure

Revenue for the three months ended March 31, 2006 declined $18.5 million, or 11 percent, from the comparable period in 2005 as a result of lower task order volume in the Middle East and the winding down of certain construction projects including a highway project in Nevada, an airport project in California, and a light rail project in New Jersey. Revenue from the Middle East operations totaled $17.5 million and $25.4 million for the three months ended March 31, 2006 and April 1, 2005, respectively. Increased activity on two California highway projects and a dam project in Illinois partially offset the revenue decrease.

Operating income for the three months ended March 31, 2006 increased $1.2 million from the comparable period in 2005 before a $6.9 million charge for continued cost growth on a highway project in California. The highway project cost increases are primarily associated with labor productivity and schedule delays. Earnings were also lower due to the winding down of an airport project in California and a light rail project in New Jersey. Higher earnings from work in the Middle East and an operation and maintenance contract in New Jersey partially offset the decrease. Middle East earnings for the three months ended March 31, 2006 and April 1, 2005 were $6.4 million and $4.0 million, respectively. The higher Middle East earnings in the first quarter of 2006 primarily relate to a settlement with a subcontractor and the finalization of award fees on work performed in previous periods.

Mining

Revenue for the three months ended March 31, 2006 increased $4.1 million, or 15 percent, compared to 2005. Revenue increased due to new contract mining projects including a silver and zinc project in Bolivia, a gold pre-strip mine in Nevada, a phosphate mine in Idaho and new reclamation projects in Wyoming. Revenue also increased on a continuing gold mine in Mexico and a Canadian phosphate project. These increases were partially offset by a decrease in revenues from a Nevada copper mine that ended in the fourth quarter of 2005.

Operating income for the three months ended March 31, 2006 increased $1.3 million, or 20 percent, compared to the same period in 2005. Equity in earnings of MIBRAG increased $5.3 million from the prior year partially offset by a $3.0 million decrease in earnings from contract mining. The increase in MIBRAG’s earnings is due to $2.6 million of favorable impacts from the adoption of new accounting pronouncements (see Note 3 of Notes to Condensed Consolidated Financial Statements in Item 1 of this report) and also due to lower coal sales in 2005 due to required repairs at one of MIBRAG’s power plant customers. Income from contract mining operations was down due primarily to weather and unplanned maintenance costs.

Industrial/Process

Revenue for the three months ended March 31, 2006 increased $28.1 million, or 29 percent, from the comparable period of 2005. The increase in revenue was primarily due to a new oil and gas project in Qatar and continued growth on a major facility management project.

Operating income for the three months ended March 31, 2006 of $4.8 million compares to an operating loss of $1.9 million in the comparable period in 2005. During the first quarter of 2006, we recognized earnings of $4.8 million on an oil and gas project in Qatar as it reached the stage of completion at which earnings recognition commences pursuant to our accounting policies. The Life Sciences business also improved during the quarter. The business unit will continue to make investments to expand its oil and gas business.

Defense

Revenue for the three months ended March 31, 2006 was essentially unchanged from the comparable period in 2005. Revenue increased due to higher volume of operations and maintenance activities on five chemical demilitarization projects, offset by the completion of three Homeland Security projects and a major Infrastructure Services project.

Operating income for the three months ended March 31, 2006 decreased $0.6 million from the comparable period of 2005 after adjusting for an $0.8 million impact related to BNFL as discussed above. The decrease is primarily due to the timing of award fees related to threat reduction projects.

Energy & Environment

Revenue for the three months ended March 31, 2006 increased $58.9 million, or 53 percent, from the comparable period of 2005. The increase was primarily due to revenue from a new environmental cleanup project in Idaho. Revenue from contracts in the Middle East decreased $1.4 million from $12.1 million to $10.7 million due to the completion of task orders. Revenue was also impacted by the completion of a decontamination and demolition project and reduced activity at a large environmental construction contract.

Operating income for the three months ended March 31, 2006 increased by $2.5 million from the comparable period of 2005 after adjusting for a $4.8 million impact related to BNFL as discussed above. The increase in operating income was due to a new environmental cleanup project in Idaho, increased shipments from our container manufacturing facility, and a favorable project closeout. Middle East earnings decreased by $0.5 million to $0.6 million from $1.1 million in the comparable period.

FINANCIAL CONDITION AND LIQUIDITY

We have three principal sources of liquidity: (1) cash generated by operations (2) existing cash and cash equivalents and (3) available capacity under our credit facility. We had cash and cash equivalents of $292.1 million at March 31, 2006, of which $55.7 million was restricted for use in the normal operations of our consolidated joint venture projects or was restricted under our self-insurance programs. As of March 31, 2006, we had no borrowings and $91.5 million in face amount of letters of credit outstanding under the credit facility, leaving a borrowing capacity of $258.5 million under the facility. For more information on our financing activities, see Note 5 “Credit Facilities,” of the Notes to Condensed Consolidated Financial Statements in Item 1.

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

Cash flows
(In millions)	March 31, 2006	December 30, 2005
Liquidity and capital resources
Cash and cash equivalents	$236.4	$237.7
Restricted cash	55.7	52.5
Total	$292.1	$290.2

	Three months ended
Cash flow activities	March 31, 2006	April 1, 2005
Net cash provided (used) by:
Operating activities	$(25.4)	$20.7
Investing activities	(11.5)	17.6
Financing activities	35.6	9.3
Increase (decrease) in cash and cash equivalents	$(1.3)	$47.6

The discussion below highlights significant aspects of our cash flows.

•                  Operating activities:

For the three months ended March 31, 2006, operating activities used $25.4 million of cash. During the period, operating activities included net income of $19.0 million and several significant non-cash charges including non-cash income taxes of $9.3 million, depreciation and amortization of $9.7 million and stock-based compensation of $2.1 million. Cash flow was impacted by an increase in working capital requirements of $55.8 million principally due to funding the losses on highway projects, other project working capital requirements and payments made for incentive compensation. At March 31, 2006, working capital requirements related to work in the Middle East declined to $44.4 million from $58.0 million at December 30, 2005.

For the three months ended April 1, 2005, operating activities provided $20.7 million of cash. During the three months, operating activities included net income of $16.1 million and several significant non-cash charges including non-cash income taxes of $11.9 million and depreciation and amortization of $5.1 million. Cash flow was impacted by an increase in working capital requirements of $13.8 million principally due to payments made for incentive compensation. At April 1, 2005, working capital invested in contracts in the Middle East declined to $37.7 million from $51.6 million at December 31, 2004.

•                  Investing activities:

During the three months ended March 31, 2006, investing activities used $11.5 million of cash primarily for property and equipment acquisitions for our Infrastructure and Mining business units.

During the three months ended April 1, 2005, investing activities provided $17.6 million of cash consisting of $30.2 million from the liquidation of short-term investments net of purchases offset by $9.0 million in property and equipment acquisitions, primarily for our Infrastructure and Mining business units.

•                  Financing activities:

During the three months ended March 31, 2006, financing activities generated $35.6 million of cash. During the period we purchased and cancelled 2.0 million warrants at a cost of $35.4 million; 2.3 million warrants were exercised providing proceeds of $71.2 million and the remaining 0.2 million warrants expired. Options to purchase 405 shares of common stock were exercised generating $9.8 million in cash and we purchased 245 shares of our common stock for $14.3 million.

During the three months ended April 1, 2005, financing activities generated $9.3 million of cash, consisting of $8.7 million in proceeds from the exercise of stock options offset by $1.6 million in distributions to minority interests.

Income taxes

We anticipate that cash payments for income taxes for 2006 and later years will be substantially less than income tax expense recognized in the financial statements. This difference results from expected tax deductions for goodwill amortization and from the use of net operating loss (“NOL”) carryovers. As of March 31, 2006, we have remaining tax goodwill of approximately $52.1 million resulting from the acquisition of the Westinghouse Businesses and $510.4 million resulting from the acquisition of Raytheon Engineers & Constructors International, Inc. (“RE&C”). The amortization of this tax goodwill is deductible over remaining periods of 8.0 and 9.3 years, respectively, resulting in annual tax deductions of approximately $61.8 million. The federal NOL carryovers as of March 31, 2006 were approximately $162.2 million, most of which are subject to an annual limitation of approximately $26.5 million and expire in years 2020 through 2022. Unused available NOL carryovers from previous years plus the 2006 annual limitation of $26.5 million, would allow us to use as much as $56.4 million of the NOL carryovers in 2006 which when combined with the annual goodwill amortization of $61.8 million results in up to $118.2 million of taxable income in 2006 not being subject to federal tax. Until the tax goodwill deductions and the NOL carryovers are exhausted, we will not pay cash taxes (other than a minimal impact for alternative minimum tax) on the first $88.3 million of federal taxable income before tax goodwill amortization and application of NOL carryovers each year.

Cash flows for 2006

In 2006, we expect negative cash flow from operations. Specific issues which are relevant to understanding 2006 cash flows include:

•                  Operating Activities:  We expect to fund approximately $75.0 million of the highway project losses during 2006. Future change orders and claim recoveries on these projects which, if received, could reduce the amount of required funding.

•                  Income taxes: Because of anticipated utilization of tax goodwill amortization of $61.8 million, and the availability of $56.4 million of NOL carryovers, we will likely not pay federal taxes, other than a minimal amount for alternative minimum tax. We will pay state and foreign income taxes, which are not expected to be significant.

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

•                  Pension and post-retirement obligations: We presently anticipate contributing $11.6 million and $3.8 million, respectively, to fund our pension and post-retirement plans during 2006 versus expense of $3.5 million and $2.9 million, respectively.

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

Contractual obligations

Subsequent to March 31, 2006, a seven-year extension, through 2014, of our Princeton, New Jersey Business Unit headquarters lease was signed resulting in an additional lease commitment of approximately $43.9 million.

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

	Three months ended
(In millions)	March 31, 2006	April 1, 2005
Net income	$19.0	$16.1
Interest expense	1.9	3.4
Taxes	13.5	13.9
Depreciation and amortization	9.2	4.3
Total	$43.6	$37.7

RECONCILIATION OF EBITDA TO NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES

We believe that net cash provided (used) by operating activities is the financial measure calculated and presented in accordance with GAAP that is most directly comparable to EBITDA. The following table reconciles

EBITDA to net cash provided (used) by operating activities for each of the periods for which EBITDA is presented.

	Three months ended
(In millions)	March 31, 2006	April 1, 2005
EBITDA	$43.6	$37.7
Interest expense	(1.9)	(3.4)
Tax expense	(13.5)	(13.9)
Cash paid for reorganization items	(0.5)	(0.3)
Amortization of financing fees	0.6	0.9
Non-cash income tax expense	9.3	11.9
Minority interests in income of consolidated subsidiaries	1.4	4.7
Equity in income of unconsolidated affiliates, less dividends received	(10.5)	(3.7)
Gain on sale of assets, net	(0.2)	(0.4)
Stock based compensation	2.1	1.5
Changes in net operating assets, liabilities and other	(55.8)	(14.3)
Net cash provided (used) by operating activities	$(25.4)	$20.7

ACCOUNTING STANDARDS

Adoption of accounting standards

In the mining industry, companies may be required to remove overburden and waste materials to access mineral deposits. The costs of removing overburden and waste materials are referred to as “stripping costs.” MIBRAG incurs significant stripping costs in its lignite coal mining operations. MIBRAG’s mines are open pit mines which cover several square miles and have an estimated remaining life of 40 or more years. Because of the mining procedures used, MIBRAG generally does not maintain any significant inventory of mined coal. In March 2005, the EITF reached a consensus on Issue No. 04-6, Accounting for Stripping Costs Incurred during Production in the Mining Industry. The EITF concluded that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the cost of inventory produced during the period that stripping costs are incurred. We were required to adopt EITF No. 04-6 in the first quarter of 2006. Based upon MIBRAG’s deferred stripping costs recorded as of December 30, 2005, the adoption of EITF No. 04-6 resulted in a reduction of our investments in unconsolidated affiliates and a reduction of total stockholders’ equity of $83.1 million and $54.1 million, respectively. EITF No. 04-6 provides that any adjustment from adoption be recognized as a cumulative effect adjustment to beginning retained earnings in the period of adoption. Accordingly, the adoption of EITF No. 04-6 did not affect our earnings in the three months ended March 31, 2006.

Under EITF No. 04-6 costs of removing overburden are now expensed in the period incurred. The execution of MIBRAG’s mine plans may result in fiscal periods during which costs incurred for the removal of overburden will not bear a direct relationship to the revenue derived from the sale of coal. This may result in a degree of variability in the future reported earnings of MIBRAG. During the three months ended March 31, 2006, equity in income of unconsolidated affiliates increased $0.6 million due to the change in accounting for stripping costs as compared to the prior method of deferring stripping costs and expensing as the associated coal deposit was extracted and sold.

In December 2004, the FASB issued SFAS No. 123(R). SFAS No. 123(R) replaces SFAS No. 123 and supersedes APB Opinion No. 25. We were required to adopt the fair value method prescribed by SFAS No. 123(R) in the first quarter of 2006. See Note 11 of Notes to Condensed Consolidated Financial Statements in Item 1 of this report for the impact of adopting SFAS No. 123(R).

In June 2005, the FASB ratified the consensus reached in EITF Issue No. 05-5, Accounting for Early Retirement or Post-employment Programs with Specific Features (Such as Terms Specified in Altersteilzeit Early Retirement Arrangements). EITF No. 05-5 addresses the timing of recognition of salaries, bonuses and additional pension contributions associated with certain early retirement arrangements typical in Germany (as well as similar programs). The EITF also specifies the accounting for government subsidies related to these arrangements. The effect of applying EITF No. 05-5 is to be recognized prospectively as a change in accounting estimate effected by a change in accounting principle under SFAS No. 154, Accounting Changes and Error Corrections – a Replacement of APB Opinion No. 20 and FASB Statement No. 3. MIBRAG provides early retirement arrangements to its employees pursuant to a program designed by the German government. Prior to EITF No. 05-5, the additional compensation related to the early retirement program had been accrued and expensed at the time an employee elected to participate. However, EITF No. 05-5 requires that the additional compensation be recognized ratably over the employees remaining service period. Accordingly, the adoption of EITF No. 05-5 in the first quarter of 2006 increased MIBRAG’s earnings as the prior accruals were reversed resulting in an increase in our equity earnings of MIBRAG by $2.1 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

Our exposure to market risk for changes in interest rates relates primarily to our credit facility. Substantially all cash and cash equivalents at March 31, 2006 were held in highly liquid instruments.

From time to time, we may effect borrowings under bank credit facilities or otherwise for general corporate purposes, including working capital requirements and capital expenditures. Borrowings under our credit facility, of which there currently are none, bear interest at the applicable LIBOR or prime rate, plus an additional margin and, therefore, are subject to fluctuations in interest rates.

Foreign currency risk

We conduct our business in various regions of the world. Our operations are, therefore, subject to volatility because of currency fluctuations, inflation changes and changes in political and economic conditions in these countries. We are subject to foreign currency translation and exchange issues, primarily with regard to our mining venture, MIBRAG, in Germany. At March 31, 2006 and December 30, 2005, the cumulative adjustments for translation gains, net of related income tax benefits, were $20.9 million and $19.3 million, respectively. While we endeavor to enter into contracts with foreign customers with repayment terms in U.S. dollars in order to mitigate foreign exchange risk, our revenues and expenses are sometimes denominated in local currencies, and our results of operations may be affected adversely as currency fluctuations affect our pricing and operating costs or those of our competitors. We may engage from time to time in hedging operations, including forward foreign exchange contracts, to reduce the exposure of our cash flows to fluctuations in foreign currency rates. We do not engage in hedging for speculative investment reasons. We can give no assurances that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies.

During 2005, we entered into two forward foreign currency contracts to hedge contracts to acquire equipment denominated in Canadian dollars and South African Rand. As of March 31, 2006, we had forward foreign exchange contracts to sell U.S. dollars and buy Canadian dollars and to sell U.S. dollars and buy South African Rand. The notional value of the Canadian dollar contracts was $13.2 million and the duration was less than eight months. The notional value of the South African Rand contracts was $6.6 million and the duration was six months. The estimated fair value of the contracts was not significant as of March 31, 2006.

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

•      Limitations on the effectiveness of controls

Our management, including the CEO and CFO, does not expect that our Disclosure Controls and/or our Internal Control over Financial Reporting will prevent or detect all error or fraud. A system of controls is able to provide only reasonable, not complete, assurance that the control objectives are being met, no matter how extensive those control systems may be. Also, control systems must be established considering the benefits of a control system relative to its costs. Because of these inherent limitations that exist in all control systems, no evaluation of controls can provide absolute assurance that all errors or fraud, if any, have been detected. The inherent limitations in control systems include various human and

E-40

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

We believe that all of our asbestos claims are fully insured except for asbestos claims relating to a subsidiary acquired in 1986. Based on the 1986 stock purchase agreement and the insurance policies obtained by the prior owners of the subsidiary, we believe we are entitled to the benefit of the insurance coverage obtained by the prior owners. We have tendered the claims related to the acquired company to such insurance carriers, and to date one carrier has agreed to pay at least a portion of the claims related to the subsidiary.

The outcome of these claims, including the adequacy of insurance coverage, cannot be predicted with certainty. However, we believe that any possible additional loss, including related legal fees, will not be material.

We also incorporate by reference the information regarding legal proceedings set forth under the caption “Legal Matters” in Note 9, “Contingencies and Commitments” of the Notes to Condensed Consolidated Financial Statements in Item 1 of this report.

Our reorganization case is In re Washington Group International, Inc. and Related Cases, Docket No. BK-N 01-31627-GWZ, in the U.S. Bankruptcy Court for the District of Nevada.

The personal injury and property damage lawsuits discussed under the caption “Legal Matters” and referred to as “New Orleans Levee Failure Class Action Litigation” in Note 9, “Contingencies and Commitments” of the Notes to Condensed Consolidated Financial Statements in Item 1 of this report refers to Berthelot e. al. v. Boh Bros. Construction Co., LLC, et. al., Case No. 05-4182, Vodanovich et al. v. Boh Bros. Construction Co., LLC, et al., Case No. 05-5237, Kirsch et al. v. Boh Bros. Construction Co., LLC, et al., Case No. 05-6073, Ezell v. Boh Bros. Construction Co., LLC, et al., Case No. 05-6314, Brown et al. v. Boh Bros. Construction Co., LLC, et al., Case No. 05-6324, LeBlanc et al. v. Boh Bros. Construction Co., LLC, et al., Case No. 05-6327, Tauzin v. The Board of Commissioners for the Orleans Parish Levee District et al., Case No. 06-0020, and Mary Beth Finney, et al., Case No. 06-0886, all currently pending in the United States District Court for the Eastern District of Louisiana; and Herbert W. Christenberry, et al. v. Board of Commissioners of the Orleans Levee District, et al., Case No. 2006-3199, Civil District Court, Parish of Orleans, State of Louisiana.

The lawsuit relating to our USAID-financed projects in Egypt discussed under the caption “Legal Matters” and referred to as “Litigation and Investigation related to USAID Egyptian Projects” in Note 9, “Contingencies and Commitments” of the Notes to Condensed Consolidated Financial Statements in Item 1 of this report refers to United States of America v. Washington Group International, Inc., et al., Case No. CIV-04545S-EJL in the U.S. District Court for the District of Idaho.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

Issue Repurchases of Equity Securities

As part of the Plan of Reorganization, 8,520,424 stock purchase warrants were issued and awarded to the unsecured creditor pool. On August 3, 2005, we announced that our Board of Directors authorized management to purchase, from time to time, up to $50,000,000 of outstanding warrants and shares of common stock in open market or negotiated transactions. During the fourth quarter of 2005 and first quarter of 2006, our Board of Directors authorized three increases in the amount of common stock and warrants that may be purchased under the program to a total of $150,000,000 as of December 30, 2005. On May 5, 2006, our Board of Directors authorized an additional $25,000,000 increase in the amount of common stock and warrants that may be purchased under the program to a total of $175,000,000. As of January 25, 2006, all outstanding warrants expired.

			(c) Total Number of
			Shares or Warrants	(d) Approximate Dollar
		(b) Average	Purchased as Part of	Value of Shares or
	(a) Total Number of	Price Paid per	Publicly	Warrants that May Yet be
	Shares or Warrants	Share or	Announced Plans or	Purchased Under the Plans
Period	Purchased	Warrant	Programs	or Programs

Tranche A Warrants
December 31, 2005 – January 27, 2006	655,434	$18.86	655,434	—
January 28, 2006 – February 24, 2006	—	—	—	—
February 25, 2006 – March 31, 2006	—	—	—	—

Tranche B Warrants
December 31, 2005 – January 27, 2006	890,678	17.63	890,678	—
January 28, 2006 – February 24, 2006	—	—	—	—
February 25, 2006 – March 31, 2006	—	—	—	—

Tranche C Warrants
December 31, 2005 – January 27, 2006	491,697	15.45	491,697	—
January 28, 2006 – February 24, 2006	—	—	—	—
February 25, 2006 – March 31, 2006	—	—	—	—

Total Warrants
December 31, 2005 – January 27, 2006	2,037,769	17.50	2,037,769	—
January 28, 2006 – February 24, 2006	—	—	—	—
February 25, 2006 – March 31, 2006	—	—	—	—

Common Stock
December 31, 2005 – January 27, 2006	—	—	—	$16,242,515
January 28, 2006 – February 24, 2006	244,700	58.52	244,700	2,143,480
February 25, 2006 – March 31, 2006	—	—	—	27,143,480

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

Date: May 9, 2006

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

†                  Furnished herewith.

E-1