Form 10-Q
period 2006-06-30
WASHINGTON GROUP INTERNATIONAL INC
filed 2006-08-07
CIK 906469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended

June 30, 2006

Commission file number 1-12054

Washington Group International, Inc.

720 Park Boulevard, Boise, Idaho    83712
208 / 386-5000

A Delaware Corporation
IRS Employer Identification No. 33-0565601

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    ☒        No    ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    ☒                           Accelerated filer    ☐                           Non-accelerated filer    ☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes    ☐        No    ☒

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes    ☒        No    ☐

     At July 27, 2006, 29,003,869 shares of the registrant's $.01 par value common stock were outstanding.

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

  Our business strategy and competitive advantages;
  Our expectations as to potential revenues from designated markets or customers;
  Our expectations as to operating results, cash flows, return on invested capital and net income;
  Our expectations as to new work and backlog;
  The markets for our services and products; and
  Our anticipated contractual obligations, capital expenditures and funding requirements.

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

  Manage and avoid delays or cost overruns on existing and future contracts;
  Maintain relationships with key customers, partners and suppliers;
  Successfully bid for, and enter into, new contracts on satisfactory terms;
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
  The outcome of legal proceedings;
  Maintenance of government-compliant cost systems; and
  The economic well being of our private and public customer base and its ability and intentions to invest capital in engineering and construction activities.

For a description of additional risk factors that may affect our businesses, financial position or results of operations, see "Business - Risk Factors" in Part I, Item 1a. of our Annual Report on Form 10-K for the fiscal year ended December 30, 2005 ("2005 Annual Report").

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (In thousands, except per share data)

(UNAUDITED)

                                                                   Three Months Ended         Six Months Ended
                                                                ------------------------  ------------------------
                                                                 June 30,      July 1,     June 30,      July 1,
                                                                   2006         2005*        2006         2005*
                                                                -----------  -----------  -----------  -----------
Revenue                                                        $   890,057  $   773,184  $ 1,718,399  $ 1,474,045
Cost of revenue                                                   (824,704)    (770,661)  (1,618,003)  (1,426,459)
                                                                -----------  -----------  -----------  -----------
Gross profit                                                        65,353        2,523      100,396       47,586
Equity in income of unconsolidated affiliates                        3,625        1,923       16,816        9,266
General and administrative expenses                                (20,246)     (10,971)     (35,007)     (27,153)
                                                                -----------  -----------  -----------  -----------
Operating income (loss)                                             48,732       (6,525)      82,205       29,699
Interest income                                                      2,465        2,215        5,138        4,061
Interest expense                                                    (1,752)      (2,958)      (3,684)      (6,357)
Write-off of deferred financing fees (Note 5)                           --       (3,588)          --       (3,588)
Other income (expense), net                                            485          (29)         103           (5)
                                                                -----------  -----------  -----------  -----------
Income (loss) before income taxes and minority interests            49,930      (10,885)      83,762       23,810
Income tax (expense) benefit                                       (20,196)       6,903      (33,696)      (6,993)
Minority interests in (income) loss of consolidated
   subsidiaries, net of tax                                         (1,034)       2,224       (2,406)      (2,494)
                                                                -----------  -----------  -----------  -----------
Net income (loss)                                              $    28,700  $    (1,758) $    47,660  $    14,323
                                                                ===========  ===========  ===========  ===========

Net income (loss) per share:
   Basic                                                       $      1.00  $     (0.07) $      1.67  $      0.56
   Diluted                                                     $      0.94  $     (0.07) $      1.55  $      0.48
Shares used to compute income (loss) per share amounts:
   Basic                                                            28,773       25,971       28,575       25,740
   Diluted (a)                                                      30,563       25,971       30,667       29,789

The accompanying notes are an integral part of the condensed consolidated financial statements.

 (a) Potential dilutive common share equivalents of 4,450 for the three monts ended July 1, 2005 were not included in the diluted net loss per share calculation, as their inclusion would have been antidilutive.

__________________

*              Adjusted to include the retroactive impact of adopting the fair value method of recording compensation expense associated with stock options, see Note 11.

CONDENSED CONSOLIDATED BALANCE SHEETS
 (In thousands, except per share data)
 (UNAUDITED)

                                                                     June 30, 2006    December 30, 2005*
                                                                   -----------------  -----------------
ASSETS
Current assets
Cash and cash equivalents                                         $         243,845  $         237,706
Restricted cash                                                              48,290             52,533
Accounts receivable, including retentions of $18,910
    and $22,849, respectively                                               228,355            275,623
Unbilled receivables                                                        340,467            256,090
Investments in and advances to construction joint ventures                   55,866             56,668
Deferred income taxes                                                       101,802            107,798
Other                                                                        39,709             41,202
                                                                   -----------------  -----------------
Total current assets                                                      1,058,334          1,027,620
                                                                   -----------------  -----------------
Investments and other assets
Investments in unconsolidated affiliates                                    104,490            172,448
Goodwill                                                                    149,931            162,270
Deferred income taxes                                                       163,664            142,525
Other assets                                                                 50,141             59,362
                                                                   -----------------  -----------------
Total investments and other assets                                          468,226            536,605
                                                                   -----------------  -----------------
Property and equipment
Construction equipment                                                      139,005            121,109
Other equipment and fixtures                                                 45,167             40,415
Buildings and improvements                                                   12,258             12,575
Land and improvements                                                         2,403              2,403
                                                                   -----------------  -----------------
Total property and equipment                                                198,833            176,502
Less accumulated depreciation                                               (86,012)           (75,748)
                                                                   -----------------  -----------------
Property and equipment, net                                                 112,821            100,754
                                                                   -----------------  -----------------
Total assets                                                      $       1,639,381  $       1,664,979
                                                                   =================  =================

The accompanying notes are an integral part of the condensed consolidated financial statements.

__________________

*              Adjusted to include the retroactive impact of adopting the fair value method of recording compensation expense associated with stock options, see Note 11.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
 (In thousands, except per share data)
 (UNAUDITED)

                                                                     June 30, 2006    December 30, 2005*
                                                                   -----------------  -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and subcontracts payable, including retentions
    of $27,455 and $32,127, respectively                          $         263,139  $         253,559
Billings in excess of cost and estimated earnings on
    uncompleted contracts                                                   177,216            239,106
Accrued salaries, wages and benefits, including compensated
    absences of $55,688 and $49,578, respectively                           162,053            158,033
Other accrued liabilities                                                    47,646             46,639
                                                                   -----------------  -----------------
Total current liabilities                                                   650,054            697,337
                                                                   -----------------  -----------------

Non-current liabilities
Self-insurance reserves                                                      76,165             66,933
Pension and post-retirement benefit obligations                              97,233             99,239
Other non-current liabilities                                                36,389             38,801
                                                                   -----------------  -----------------
Total non-current liabilities                                               209,787            204,973
                                                                   -----------------  -----------------
Contingencies and commitments (Note 9)

Minority interests                                                            6,980              5,578
                                                                   -----------------  -----------------
Stockholders' equity
Preferred stock, par value $.01 per share, 10,000 shares authorized              --                 --
Common stock, par value $.01 per share, 100,000 shares authorized;
    29,745 and 26,870 shares issued, respectively                               297                269
Capital in excess of par value                                              654,462            574,094
Stock purchase warrants                                                          --             15,104
Retained earnings                                                           150,306            157,239
Treasury stock, 739 and 32 shares, respectively, at cost                    (42,242)            (1,307)
Unearned compensation - restricted stock                                    (10,311)            (4,233)
Accumulated  other comprehensive income                                      20,048             15,925
                                                                   -----------------  -----------------
Total stockholders' equity                                                  772,560            757,091
                                                                   -----------------  -----------------
Total liabilities and stockholders' equity                        $       1,639,381  $       1,664,979
                                                                   =================  =================

The accompanying notes are an integral part of the condensed consolidated financial statements.

__________________

*              Adjusted to include the retroactive impact of adopting the fair value method of recording compensation expense associated with stock options, see Note 11.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)
 (UNAUDITED)

                                                                                       Six Months Ended
                                                                                   ----------------------------
                                                                                   June 30, 2006  July 1, 2005*
                                                                                   -------------  -------------
Operating activities
Net income                                                                        $      47,660  $      14,323
Adjustments to reconcile net income to net cash provided by
operating activities:
    Cash paid for reorganization items                                                     (995)          (742)
    Depreciation of property and equipment                                               14,205          9,130
    Amortization of intangible assets                                                     8,830             --
    Amortization and write-off of deferred financing fees                                 1,103          5,197
    Non-cash income tax expense                                                          26,028          3,754
    Minority interests in income of consolidated subsidiaries, net of tax                 2,406          2,494
    Equity in income of unconsolidated affiliates, less dividends received               (8,729)        (2,195)
    Gain on sale of assets, net                                                            (800)          (535)
    Stock-based compensation                                                              5,966          2,313
    Changes in operating assets, liabilities and other, net of
      business acquisition                                                              (70,690)       (27,814)
                                                                                   -------------  -------------
Net cash provided by operating activities                                                24,984          5,925
                                                                                   -------------  -------------
Investing activities
Property and equipment additions                                                        (25,373)       (30,840)
Property and equipment disposals                                                          2,541          1,140
Business acquisition, net of cash acquired of $563                                       (6,103)            --
Purchases of short-term investments                                                          --        (74,900)
Sales of short-term investments                                                              --        105,100
Decrease (increase) in restricted cash                                                    4,242        (28,009)
Other                                                                                      (648)          (877)
                                                                                   -------------  -------------
Net cash used by investing activities                                                   (25,341)       (28,386)
                                                                                   -------------  -------------
Financing activities
Payment of financing fees                                                                    --         (4,577)
Payoff of loan assumed in business acquisition                                           (1,668)            --
Distributions to minority interests, net                                                 (2,543)        (1,686)
Proceeds from exercise of stock options and warrants                                     83,047         15,504
Purchase of warrants and treasury stock                                                 (76,480)            --
Excess tax benefit from exercise of stock options                                         4,140          3,128
                                                                                   -------------  -------------
Net cash provided by financing activities                                                 6,496         12,369
                                                                                   -------------  -------------
Increase (decrease) in cash and cash equivalents                                          6,139        (10,092)
Cash and cash equivalents at beginning of period                                        237,706        282,213
                                                                                   -------------  -------------
Cash and cash equivalents at end of period                                        $     243,845  $     272,121
                                                                                   =============  =============

Supplemental disclosure of cash flow information:
    Interest paid                                                                 $       2,581  $       4,536
    Income taxes paid (refunded), net                                                       912            924

The accompanying notes are an integral part of the condensed consolidated financial statements.

__________________

*              Adjusted to include the retroactive impact of adopting the fair value method of recording compensation expense associated with stock options, see Note 11.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (In thousands)
 (UNAUDITED)

                                                                   Three Months Ended         Six Months Ended
                                                                ------------------------  ------------------------
                                                                 June 30,      July 1,     June 30,      July 1,
                                                                   2006         2005*        2006         2005*
                                                                -----------  -----------  -----------  -----------
Net income (loss)                                              $    28,700  $    (1,758) $    47,660  $    14,323
                                                                -----------  -----------  -----------  -----------
Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustments                           2,461       (7,493)       4,064      (12,682)
  Other                                                               (101)         314           59          476
                                                                -----------  -----------  -----------  -----------
Other comprehensive income (loss), net of tax                        2,360       (7,179)       4,123      (12,206)
                                                                -----------  -----------  -----------  -----------
Comprehensive income (loss)                                    $    31,060  $    (8,937) $    51,783  $     2,117
                                                                ===========  ===========  ===========  ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.

__________________

*              Adjusted to include the retroactive impact of adopting the fair value method of recording compensation expense associated with stock options, see Note 11.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (In thousands, except per share data)
 (UNAUDITED)

The terms "we," "us" and "our" as used in this quarterly report refer to Washington Group International, Inc. ("Washington Group") and its consolidated subsidiaries unless otherwise indicated.

1. DESCRIPTION OF BUSINESS

Business

We are an international provider of a broad range of design, engineering, construction, construction management, facilities and operations management, environmental remediation and mining services to diverse public and private sector clients, including (i) engineering, construction, and operations and maintenance services in nuclear and fossil power markets; (ii) diverse engineering, construction, construction management, and operations and maintenance services for the highway and bridge, airport and seaport, dam, tunnel, water resource, and railway markets; (iii) design, engineering, procurement, construction and construction management and operations and maintenance services for industrial companies; (iv) contract mining, technical and engineering services for the metals, precious metals, coal, minerals, and minerals processes markets; (v) comprehensive nuclear and other environmental and hazardous substance remediation as well as management and operations services for governmental and private-sector clients and (vi) design, engineering, construction, management and operations, and closure services for weapons and chemical demilitarization programs for governmental clients. In providing these services, we enter into four basic types of contracts: fixed-price or lump-sum contracts providing for a fixed price for all work to be performed; fixed-unit-price contracts providing for a fixed price for each unit of work to be performed; target-price contracts providing for an agreed upon price whereby we absorb all or a portion of cost escalations to the extent of our expected fee or profit and are reimbursed for costs which continue to escalate beyond our expected fee and share in the cost savings based on a negotiated formula; and cost-type contracts providing for reimbursement of costs plus a fee. Engineering, construction management, maintenance, and environmental and hazardous substance remediation contracts are typically awarded pursuant to a cost-type contract.

We participate in construction joint ventures, often as sponsor and manager of projects which are formed for the sole purpose of bidding, negotiating and completing specific projects. We participate in two incorporated mining ventures: MIBRAG mbH ("MIBRAG"), a company that operates lignite coal mines and power plants in Germany, and Westmoreland Resources, Inc. ("Westmoreland Resources"), a coal mining company in Montana.

2. BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements. These financial statements include the accounts of Washington Group and all of its majority-owned subsidiaries and certain majority-owned construction joint ventures. Investments in non-consolidated construction joint ventures are accounted for using the equity method on the condensed balance sheet, with our proportionate share of revenue, cost of revenue and gross profit included in the condensed consolidated statements of income. Investments in unconsolidated affiliates are accounted for under the equity method. All significant intercompany transactions and accounts have been eliminated in consolidation.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited condensed consolidated financial statements and related notes contained in our 2005 Annual Report. The comparative balance sheet and related disclosures at December 30, 2005 have been derived from the audited balance sheet and consolidated footnotes referred to above.

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

The preparation of our condensed consolidated financial statements in conformity with GAAP necessarily requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the balance sheet dates, and the reported amounts of revenues and costs during the reporting periods. Actual results could differ from those estimates. On an ongoing basis, we review our estimates based on information that is currently available. Changes in facts and circumstances may cause us to revise estimates.

Reclassifications

Certain reclassifications have been made to the accompanying condensed consolidated financial statements for the 2005 periods to conform to the current presentation.

3. ACCOUNTING STANDARDS

Recently issued accounting standards

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 48, Accounting for Uncertainty in Income Taxes, with respect to FASB Statement No. 109, Accounting for Income Taxes, regarding accounting for and disclosure of uncertain tax positions. FIN No. 48 is intended to reduce the diversity in practice associated with the recognition and measurement related to accounting for uncertainty in income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact this interpretation will have on our financial statements.

Adoption of accounting standards

In the mining industry, companies may be required to remove overburden and waste materials to access mineral deposits. The costs of removing overburden and waste materials are referred to as "stripping costs." MIBRAG incurs significant stripping costs in its lignite coal mining operations. MIBRAG's mines are open pit mines, which cover several square miles and have an estimated remaining life of 40 or more years. Because of the mining procedures used, MIBRAG generally does not maintain any significant inventory of mined coal. In March 2005, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 04-6, Accounting for Stripping Costs Incurred during Production in the Mining Industry. The EITF concluded that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the cost of inventory produced during the period that stripping costs are incurred. We were required to adopt EITF No. 04-6 in the first quarter of 2006. Based upon MIBRAG's deferred stripping costs recorded as of December 30, 2005, the adoption of EITF No. 04-6 resulted in a reduction of our investments in unconsolidated affiliates and a reduction of total stockholders' equity of $83,163 and $54,056, respectively. EITF No. 04-6 provides that any adjustment from adoption be recognized as a cumulative effect adjustment to beginning retained earnings in the period of adoption.

Under EITF No. 04-6, costs of removing overburden are now expensed in the period incurred. The execution of MIBRAG's mine plans may result in fiscal periods during which costs incurred for the removal of overburden will not bear a direct relationship to the revenue derived from the sale of coal. This may result in a degree of variability in the future reported earnings of MIBRAG. During the three and six months ended June 30, 2006, equity in income of unconsolidated affiliates increased $524 and $1,295, respectively, due to the change in accounting for stripping costs as compared to the prior method of deferring stripping costs and expensing as the associated coal deposit was extracted and sold.

In December 2004, FASB issued Statement of Financial Accounting Standard ("SFAS") No. 123 (Revised), Share- Based Payment ("SFAS No. 123(R)"). SFAS No. 123(R) replaces SFAS No. 123 and supersedes Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. We were required to adopt the fair value method prescribed by SFAS No. 123(R) in the first quarter of 2006. See Note 11 for disclosure of the impact of adopting SFAS No. 123(R).

4. VENTURES

Construction joint ventures

We participate in unconsolidated construction joint ventures that are formed to bid, negotiate, and complete specific projects. The unconsolidated construction joint ventures are reflected in our condensed consolidated balance sheets as investments in and advances to construction joint ventures accounted for under the equity method, and our proportionate share of revenue, cost of revenue and gross profit is included in our condensed consolidated statements of operations. The size, scope, and duration of joint- venture projects vary among periods. The tables below present the financial information of our unconsolidated construction joint ventures in which we do not hold a controlling interest but do exercise significant influence. At June 30, 2006 and December 30, 2005, $48,275 and $72,366, respectively, was included in our condensed consolidated balance sheet under the caption "Billings in excess of cost and estimated earnings on uncompleted contracts," representing our share of the excess of liabilities over assets primarily due to accrued contract losses of unconsolidated construction joint ventures.

Combined financial position of                                                        June 30,    December 30,
unconsolidated construction joint ventures                                              2006         2005
----------------------------------------------------------                           -----------  -----------
Current assets                                                                      $   316,105  $   298,935
Property and equipment, net                                                               9,673        9,582
Current liabilities                                                                    (316,640)    (353,728)
                                                                                     -----------  -----------
Net assets (liabilities)                                                            $     9,138  $   (45,211)
                                                                                     ===========  ===========

                                                              Three Months Ended       Six Months Ended
                                                            -----------------------  ------------------------
Combined results of operations of                            June 30,     July 1,     June 30,      July 1,
unconsolidated construction joint ventures                     2006         2005        2006         2005
----------------------------------------------------------  -----------  ----------  -----------  -----------
Revenue                                                    $   260,839  $  166,501  $   551,422  $   295,735
Cost of revenue                                               (243,470)   (241,270)    (536,078)    (364,217)
                                                            -----------  ----------  -----------  -----------
Gross profit (loss)                                        $    17,369  $  (74,769) $    15,344  $   (68,482)
                                                            ===========  ==========  ===========  ===========

                                                              Three Months Ended       Six Months Ended
                                                            -----------------------  ------------------------
Washington Group's share of results of                       June 30,     July 1,     June 30,      July 1,
operations of unconsolidated construction joint ventures       2006         2005        2006         2005
----------------------------------------------------------  -----------  ----------  -----------  -----------
Revenue                                                    $   117,118  $   70,812  $   251,837  $   122,816
Cost of revenue                                               (111,689)   (108,373)    (246,576)    (154,826)
                                                            -----------  ----------  -----------  -----------
Gross profit (loss)                                        $     5,429  $  (37,561) $     5,261  $   (32,010)
                                                            ===========  ==========  ===========  ===========

During 2004, a construction joint venture in which we have a 50 percent interest recognized a contract loss on a $387,000 fixed-price roadway interchange and bridge project. Our share of the loss amounted to $27,500. During the second quarter of 2005, the final design for a major portion of the project was completed. Based on the final design and combined with what we believe to be a number of changes directed by either the clients or the state regulatory agency, the estimated costs increased significantly due to quantity growth, cost escalation, and additional labor required. Also, the changes resulted in a later completion date with the attendant costs. The revisions to estimated costs resulted in a charge to earnings of $38,600 in the second quarter of 2005. Additional losses of $33,900 were recorded in the last six months of 2005 primarily associated with subcontract and material cost escalation, higher labor costs, and additional schedule impacts, bringing our share of the total estimated contract loss to $100,000 as of December 30, 2005. During the first quarter of 2006, the project experienced additional cost increases primarily associated with labor productivity and schedule delays. As a result, we recorded an additional contract loss of $6,900. No losses have been recorded in the three months ended June 30, 2006. As of June 30, 2006, the project is approximately 58 percent complete, measured on a cost-to-cost basis, and is scheduled to be completed in 2007.

To date, only a small portion of the cost increases have been agreed to with the clients and acknowledged with change orders. Pending change orders and claims submitted to the client total approximately $90,000 (of which our share is $45,000), an additional $47,000 are in process (of which our share is $23,500) and we believe more are to follow. We believe there will be significant recoveries once the claim process is completed. Because we have not been able to reach agreement on the change orders and claims, recoveries are recognized only when it is probable they will result in additional revenue and the amounts can be reliably estimated. While the entire amount of the current estimated loss has been recognized, actual results may differ from our estimates.

Unconsolidated affiliates

Combined financial position                                                           June 30,    December 30,
of unconsolidated affiliates                                                            2006         2005
----------------------------------------------------------                           -----------  -----------
Current assets                                                                      $   170,004  $   156,537
Property and equipment, net                                                             588,664      530,140
Other non-current assets                                                                477,936      622,217
Current liabilities                                                                     (94,811)     (88,710)
Long-term debt, non-recourse to parents                                                (245,268)    (225,512)
Other non-current liabilities                                                          (683,400)    (648,085)
                                                                                     -----------  -----------
Net assets                                                                          $   213,125  $   346,587
                                                                                     ===========  ===========

                                                              Three Months Ended       Six Months Ended
                                                            -----------------------  ------------------------
Combined results of operations of                            June 30,     July 1,     June 30,      July 1,
unconsolidated affiliates                                      2006        2005*        2006         2005*
----------------------------------------------------------  -----------  ----------  -----------  -----------
Revenue                                                    $   243,649  $  103,535  $   381,821  $   221,722
Cost of revenue                                               (231,313)    (99,344)    (342,244)    (202,211)
                                                            -----------  ----------  -----------  -----------
Gross profit                                               $    12,336  $    4,191  $    39,577  $    19,511
                                                            ===========  ==========  ===========  ===========

At June 30, 2006 and December 30, 2005, we held ownership interests in unconsolidated affiliates that are accounted for under the equity method, the most significant of which are two incorporated mining ventures: MIBRAG (50 percent) and Westmoreland Resources (20 percent). We provide consulting services to MIBRAG and contract mining services to Westmoreland Resources. The tables below present the financial information of our unconsolidated affiliates in which we do not hold a controlling interest but do exercise significant influence.

  As disclosed in Note 3, effective December 31, 2005, MIBRAG adopted EITF No. 04-6 and wrote off $166,326 of deferred stripping costs which were classified as other non-current assets as of December 30, 2005 in the above table.

5. CREDIT FACILITIES

We have a Senior Secured Revolving Credit Facility (the "Credit Facility") that provides for up to $350,000 in the aggregate of loans and other financial accommodations allocated pro rata between a tranche A facility and a tranche B facility. On June 14, 2005, we amended the Credit Facility to include more favorable terms, increase tranche A to $247,500 from $115,000 and decrease tranche B to $102,500 from $235,000. As amended, the scheduled termination date for both tranche A and tranche B is June 14, 2010. The borrowing rate for tranche A is LIBOR plus an additional margin of 2.00 percent or, at our option, prime plus an additional margin of 1.00 percent, subject in each case to a 0.25 percent reduction upon our obtaining a specified long-term debt rating. The borrowing rate for tranche B is LIBOR plus an additional margin of 1.75 percent or, at our option, prime plus an additional margin of 0.75 percent. As of June 30, 2006, the effective one month LIBOR borrowing rate was 7.33 percent for tranche A and 7.08 percent for tranche B.

The Credit Facility also provides for other fees, including commitment and letter of credit fees, normal and customary for such credit agreements. Under the current terms of the agreement, letters of credit are allocated pro rata between the facilities on the same basis as loans. Letter of credit fees are calculated using the applicable LIBOR margins stated above plus an issuance fee which is negotiated with the issuing bank. Commitment fees are calculated on the remaining borrowing capacity of each tranche after subtracting any outstanding borrowings and letters of credit. The commitment fee is 0.50 percent for tranche A (subject to a 0.25 percent reduction upon our obtaining a specified long-term debt rating) and 1.75 percent for tranche B. As of June 30, 2006, $90,637 in face amount of letters of credit were issued and outstanding and no borrowings were outstanding leaving a borrowing capacity of $259,363 under the Credit Facility.

The Credit Facility contains financial covenants requiring the maintenance of specified financial and operating ratios, and specified events of default that are typical for a credit facility of this size, type and tenor. The Credit Facility also contains covenants that limit our ability and the ability of some of our subsidiaries to incur debt, grant liens, provide guarantees, make investments, merge with or acquire other companies and pay dividends. As of June 30, 2006, we were in compliance with all of the financial covenants under the Credit Facility. The Credit Facility is secured by substantially all of the assets of Washington Group and our wholly owned domestic subsidiaries.

As a result of the June 14, 2005 amendment to the Credit Facility, $3,588 of deferred financing fees were written off during the three and six months ended July 1, 2005.

On July 5, 2006, we restructured the Credit Facility resulting in an increase in the size of the tranche A facility to $350,000 and the elimination of the tranche B facility. There was no change in the scheduled termination date or the borrowing rate for the tranche A facility. As a result of the restructuring, $5,063 of deferred financing fees will be written off in the third quarter of 2006.

6. OPERATING SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION

We operate through six business units, each of which comprises a separate reportable business segment: Power, Infrastructure, Mining, Industrial/Process, Energy & Environment and Defense. The reportable segments are separately managed, serve different markets, and differ in their expertise, technology and resources necessary to perform their services.

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

The accounting policies of the segments are the same as those described in Note 2, "Significant Accounting Policies," of the Notes to Condensed Consolidated Financial Statements in Part II, Item 8 of our 2005 Annual Report. We evaluate performance and allocate resources based on segment operating income. Segment operating income is total segment revenue reduced by segment cost of revenue and includes equity in net earnings of unconsolidated affiliates. Intersegment and other unallocated operating costs principally consist of residual costs of our non-union subsidiary and unallocated costs of our self-insurance program.

SEGMENT OPERATING INFORMATION

                                                              Three Months Ended       Six Months Ended
                                                            -----------------------  ------------------------
                                                             June 30,     July 1,     June 30,      July 1,
                                                               2006        2005*        2006         2005*
                                                            -----------  ----------  -----------  -----------
Revenue
Power                                                      $   205,218  $  186,797  $   409,918  $   337,446
Infrastructure                                                 151,865     186,193      294,243      347,090
Mining                                                          34,701      42,753       66,410       70,346
Industrial/Process                                             124,775     103,305      250,224      200,561
Defense                                                        140,536     132,561      293,134      285,131
Energy & Environment                                           234,219     120,858      405,218      232,973
Intersegment, eliminations and other                            (1,257)        717         (748)         498
                                                            -----------  ----------  -----------  -----------
Total revenue                                              $   890,057  $  773,184  $ 1,718,399  $ 1,474,045
                                                            ===========  ==========  ===========  ===========
Gross profit (loss)
Power                                                      $    11,226  $   25,463  $    22,337  $    39,332
Infrastructure                                                   1,780     (47,651)        (976)     (44,559)
Mining                                                          (5,183)     (1,521)      (9,898)      (2,126)
Industrial/Process                                               1,705       1,256        6,314         (791)
Defense                                                         10,944      17,183       24,548       32,157
Energy & Environment                                            46,743       8,230       60,812       24,843
Intersegment and other unallocated operating costs              (1,862)       (437)      (2,741)      (1,270)
                                                            -----------  ----------  -----------  -----------
Total gross profit                                         $    65,353  $    2,523  $   100,396  $    47,586
                                                            ===========  ==========  ===========  ===========
Equity in income (loss) of unconsolidated affiliates
Power                                                      $       (43) $       35  $       (24) $        57
Infrastructure                                                     294         232          644          380
Mining                                                           2,738         972       15,311        8,139
Industrial/Process                                                 127          80          319          288
Defense                                                             --          --           --           --
Energy & Environment                                               509         604          566          402
                                                            -----------  ----------  -----------  -----------
Total equity in income of unconsolidated affiliates        $     3,625  $    1,923  $    16,816  $     9,266
                                                            ===========  ==========  ===========  ===========
Operating income (loss)
Power                                                      $    11,183  $   25,498  $    22,313  $    39,389
Infrastructure                                                   2,074     (47,419)        (332)     (44,179)
Mining                                                          (2,445)       (549)       5,413        6,013
Industrial/Process                                               1,832       1,336        6,633         (503)
Defense                                                         10,944      17,183       24,548       32,157
Energy & Environment                                            47,252       8,834       61,378       25,245
Intersegment and other unallocated operating costs              (1,862)       (437)      (2,741)      (1,270)
Corporate general and administrative expenses                  (20,246)    (10,971)     (35,007)     (27,153)
                                                            -----------  ----------  -----------  -----------
Total operating income (loss)                              $    48,732  $   (6,525) $    82,205  $    29,699
                                                            ===========  ==========  ===========  ===========

________

* Adjusted to include the retroactive impact of adopting the fair value method of recording compensation expense associated with stock options, see Note 11.

7. TAXES ON INCOME

The effective tax rates for the three and six months ended June 30, 2006 were 40.4 percent and 40.2 percent, respectively. The effective tax rates for the three and six months ended July 1, 2005 were a benefit of 63.4 percent and an expense of 29.4 percent, respectively.

8. BENEFIT PLANS

The components of net benefit cost for our pension and post-retirement benefit plans were as follows:

                                                              Three Months Ended       Six Months Ended
                                                            -----------------------  ------------------------
                                                             June 30,     July 1,     June 30,      July 1,
Pension benefits                                               2006         2005        2006         2005
----------------------------------------------------------  -----------  ----------  -----------  -----------
Service cost                                               $       222  $    1,268  $       443  $     2,536
Interest cost                                                    1,230       1,175        2,460        2,350
Expected return on assets                                         (580)       (469)      (1,159)        (938)
Recognized net actuarial loss                                       14          96           28          192
                                                            -----------  ----------  -----------  -----------
Net benefit cost                                           $       886  $    2,070  $     1,772  $     4,140
                                                            ===========  ==========  ===========  ===========

                                                              Three Months Ended       Six Months Ended
                                                            -----------------------  ------------------------
                                                             June 30,     July 1,     June 30,      July 1,
Post-retirement benefits                                       2006         2005        2006         2005
----------------------------------------------------------  -----------  ----------  -----------  -----------
Service cost                                               $        --  $      191  $        --  $       382
Interest cost                                                      655         729        1,309        1,458
Recognized net actuarial loss (gain)                                55          (3)         110           (5)
Amortization of prior service costs                                  7           7           14           14
                                                            -----------  ----------  -----------  -----------
Net benefit cost                                           $       717  $      924  $     1,433  $     1,849
                                                            ===========  ==========  ===========  ===========

Employer Contributions

We previously disclosed in our 2005 Annual Report, we expect to contribute $11,600 and $3,800, respectively, to our pension and post- retirement plans during 2006. During the six months ended June 30, 2006, $4,561 and $1,879, respectively, have been contributed to our pension and post- retirement plans. We anticipate contributing an additional $7,000 and $1,900, respectively, to fund our pension and post-retirement plans in 2006.

9. CONTINGENCIES AND COMMITMENTS

Contract related matters

We have cost-type contracts with the U.S. government that require the use of estimated annual rates for indirect costs. The estimated rates are analyzed periodically and adjusted based on changes in the level of indirect costs we expect to incur and the volume of work we expect to perform. The cumulative effect of changes to estimated rates is recorded in the period of the change. Annually, we prepare and submit a report of actual allowable costs for U.S. government cost-type contracts ("Incurred Cost Submission"). The Incurred Cost Submissions are subject to adjustment upon audit by the U.S. government. To the extent that these audits result in determinations that costs claimed as reimbursable are not allowable costs or were not allocated in accordance with federal regulations, we could be required to reimburse the government for amounts previously received. Audits by the U.S. government of indirect costs are substantially complete through 2003. Audits of 2004 indirect costs are in process and audits of 2005 indirect costs are planned to begin in October 2006. During the three months ended June 30, 2006, we completed the 2005 Incurred Cost Submission and reached substantial agreement on settling the 2003 allowable indirect cost audit which, together, resulted in $4,014 of charges to earnings. The U.S. government is also in the process of auditing insurance related costs reimbursed under government contracts for periods ranging from 1998 through 2005.

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

Letters of credit

In the normal course of business, we cause letters of credit to be issued in connection with contract performance obligations that are not required to be reflected in the accompanying condensed consolidated balance sheets. We are obligated to reimburse the issuer of such letters of credit for any payments made thereunder. At June 30, 2006 and December 30, 2005, $112,208 and $119,030 respectively, in face amount of letters of credit were outstanding. As of June 30, 2006, $90,637 of the outstanding letters of credit were issued under the Credit Facility. We have pledged $21,553 of cash and cash equivalents in connection with the letters of credit that were outstanding at June 30, 2006 not related to the Credit Facility.

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

Legal Matters

Litigation and Investigation related to USAID Egyptian Projects.  In 2002, the Inspector General for the U.S. Agency for International Development ("USAID") requested documentation about and made inquiries into the contractual relationships between one of our U.S. joint ventures and a local construction company in Egypt. The focus of the inquiry was whether the structure of our business relationship with the Egyptian company violated USAID contract regulations with respect to source, origin, and nationality requirements. In January 2004, we entered into an agreement with USAID whereby we agreed to undertake certain compliance and training measures and USAID agreed that we are presently eligible for USAID contracts, including host-country projects, and are not under threat of suspension or debarment arising out of matters covered by the USAID inquiry. We satisfactorily completed that training effective November 22, 2004, and, as a result, are currently in good standing to bid on all USAID projects.

In March 2003, we were notified by the Department of Justice ("DOJ") that the U.S. government (the "Government") was considering civil litigation against us for potential violations of the USAID source, origin, and nationality regulations in connection with five of our USAID-financed host-country projects located in Egypt beginning in the early 1990s. Following that notification, we responded to inquiries from the DOJ and otherwise cooperated with the Government's investigation. In November 2004, the Government filed an action in the U.S. District Court for the District of Idaho against us and the companies referred to above with respect to the Egyptian projects (the "Idaho Action"). The Idaho Action was brought under the Federal False Claims Act, the Federal Foreign Assistance Act of 1961, and common law theories of payment by mistake and unjust enrichment. The complaint seeks damages and civil penalties for violations of the statutes and asserts that the Government is entitled to a refund of all amounts paid to us and the other defendants under the specified contracts. The Government alleges that approximately $373,000 was paid under those contracts. We deny any liability in the action and contest the Government's damage allegations and its entitlement to any recovery.

Further, on March 23, 2005, we filed a Motion to Enforce the Confirmation Order in the Bankruptcy Court in Nevada, and a Motion to Dismiss or Stay the Action in the Idaho Court pending resolution of the proceedings in the Bankruptcy Court. In the filings in the Bankruptcy Court, we have sought dismissal of the Government's claims pursuant to the Confirmation Order (and other relevant orders of the Bankruptcy Court) because of the Government's failure to give appropriate notice or otherwise preserve those claims. On August 30, 2005, the Bankruptcy Court granted our Motion to Enforce the Confirmation Order, in total, ruling that all of the Government's claims (as set forth in the complaint in the Idaho Action) are barred. On November 9, 2005, the Bankruptcy Court confirmed its decision with a written order and detailed findings of fact. The Government has appealed the Bankruptcy Court's order, and that appeal has proceeded through the briefing stage. While we are confident in our legal position, the outcome of the appeal cannot be reasonably predicted. On March 22, 2006, the District Court judge stayed the Idaho Action during the pendency of the Government's appeal of the Bankruptcy Court's ruling.

Our joint venture for one of the five projects referred to above brought arbitration proceedings before an arbitration tribunal in Egypt in which it asserted an affirmative claim for additional compensation for the construction of water and wastewater treatment facilities in Egypt. The project owner, NOPWASD, an Egyptian government agency, asserted in a counterclaim that by reason of alleged violations of the USAID source, origin, and nationality regulations, and alleged violations of Egyptian law, our joint venture should forfeit its claim, pay damages of approximately $6,000 and the owner's costs of defending against the joint venture's claims in arbitration. We denied liability on the project owner's counterclaim. On April 17, 2006, the arbitration tribunal issued its award providing that the joint venture prevailed on its affirmative claims in the net amount of $8,200, and that NOPWASD's counterclaims are rejected. Our portion of any final award received by the joint venture would be approximately 50 percent. Because of potential issues related to appeals or collectibility of amounts awarded, no amounts related to this potential recovery have been recognized in the accompanying condensed consolidated financial statements.

Based on our assessment of the above-described matters, we recorded a charge of $8,200 in the year ended December 31, 2004. Potential recovery on the arbitration award, or additional loss, if any, is not estimable.

New Orleans Levee Failure Class Action Litigation. From July 1999 through May 2005, we performed demolition, site preparation, and environmental remediation services for the U.S. Army Corps of Engineers ("USACOE") on the east bank of the Inner Harbor Navigation Canal (the "Industrial Canal") in New Orleans, Louisiana. All the work performed by us and our subcontractors was directed, supervised and approved by the USACOE.

On August 29, 2005, Hurricane Katrina devastated New Orleans. The storm surge created by the hurricane flooded the east bank of the Industrial Canal and overtopped the Industrial Canal levee floodwall, flooding the Lower Ninth Ward and other parts of the City.

Multiple personal injury and property damage class action lawsuits have been filed in Louisiana state and federal court naming us as one of numerous defendants including The City of New Orleans, the Board of Commissioners for the Orleans Parish Levee District, and its insurer St. Paul Fire and Marine Insurance Company and other contractors. Plaintiffs claim that defendants were negligent in their design, construction and maintenance of the New Orleans levees and assert their claims under the Federal Class Action Fairness Act of 2005, 28 U.S.C. 12(d)(2). The alleged class of plaintiffs are all residents and property owners of the Parishes of Orleans and Jefferson in the State of Louisiana "who incurred damages arising out of the breach and failure of the hurricane protection levees and floodwalls along the 17th Street Canal, the London Avenue Canal, and the Industrial Canal...in the wake of Hurricane Katrina."

In all of the lawsuits to date, the only specific allegation against us is that we "contracted to level and clear abandoned industrial sites along the Industrial Canal between the floodwall and the canal" and plaintiffs believe "the use of heavy vehicles and/or other heavy construction equipment along the Industrial Canal between the floodwall and the canal damaged the levee and/or floodwall and caused and/or contributed [to] the...breach in the levee and/or floodwall." Plaintiffs allege damages as high as $200 billion and demand attorneys' fees and costs. We have substantial liability insurance coverage in the event we are found to have any liability in this matter. While we cannot predict the adequacy of the coverage with certainty, we believe it to be adequate to cover any potential liability that could be imposed on us as a result of these class actions.

We deny any liability for the hurricane and flood damage repair or maintain any of the New Orleans levees or floodwalls that failed during or after Hurricane Katrina. None of the activities performed by us damaged the Industrial Canal or floodwall. We will pursue all contractual and equitable rights of indemnity and contribution and leverage all available challenges against class certification.

We believe these matters are covered by our insurance program. Through June 30, 2006, consistent with our accounting policy of accruing legal fees when probable and estimable, we have accrued $4,200 for estimated legal defense costs associated with these matters. We believe a portion of these costs will be reimbursable under our insurance program and have recorded a corresponding insurance receivable.

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

10. EQUITY TRANSACTIONS

During the three and six months ended June 30, 2006, options to purchase 12 and 394 shares of common stock, respectively, were granted at weighted average exercise prices of $55.67 and $58.28 per share, respectively. In addition, 5 and 133 shares of restricted stock, respectively, were awarded to key employees. The fair value of the stock options for the three and six months ended June 30, 2006, of $249 and $8,786, respectively, and restricted stock for the same periods of $288 and $7,767, is being expensed over the three year vesting period. Also, during the three and six months ended June 30, 2006, options to purchase 81 and 486 shares of common stock were exercised for proceeds of $1,920 and $11,849, respectively.

During the six months ended June 30, 2006, under a stock/warrant buy-back program with an authorization limit of $175,000, we purchased 2,038 warrants at a cost of $34,971. In addition, 2,262 warrants were warrants expired January 25, 2006. In connection with the stock/warrant buy-back program, $690 of direct costs were incurred in 2005 and paid in 2006. Also during the three and six months ended June 30, 2006, we purchased 461 and 706 shares of common stock for $26,500 and $40,819, respectively, under the program. As of June 30, 2006, a total of $149,357 had been expended under the program.

11. STOCK-BASED COMPENSATION

Effective December 31, 2005, the Company adopted the provisions of SFAS No. 123(R). Under the provisions of SFAS No. 123(R), stock- based compensation is measured at the grant date, based on the calculated fair value of the award and is recognized as an expense over the employee service period (generally the vesting period of the grant). We adopted SFAS No. 123(R) using the modified retrospective application method and, as a result, financial statement amounts for the prior periods presented in this Form 10-Q have been adjusted to reflect the fair value method of expensing prescribed by SFAS No. 123(R) as follows:

                                                             Three months ended       Six months ended
                                                               July 1, 2005             July 1, 2005
                                                            -----------------------  ------------------------
                                                            As Previously    As      As Previously    As
                                                             Reported     Adjusted    Reported     Adjusted
                                                            -----------  ----------  -----------  -----------
Income statement items
Income (loss) before income taxes and minority interest    $    (8,977) $  (10,885) $    27,603  $    23,810
Net income (loss)                                                 (594)     (1,758)      16,636       14,323
Net income (loss) per share - basic                              (0.02)      (0.07)        0.65         0.56
Net income (loss) per share - diluted                            (0.02)      (0.07)        0.56         0.48
Shares used to compute basic income (loss) per share            25,971      25,971       25,740       25,740
Shares used to compute diluted income (loss) per share          25,971      25,971       29,505       29,789

Cash flow items
Net cash provided by operating activities                                           $     9,053  $     5,925
Net cash provided by financing activities                                                 9,241       12,369

Deferred income taxes, non-current                                                  $   126,651  $   142,525
Capital in excess of par value                                                          526,460      574,094
Retained earnings                                                                       188,999      157,239
Total stockholders' equity                                                              741,217      757,091
Total liabilities and stockholders' equity                                            1,649,105    1,664,979

Under APB Opinion No. 25, we recorded compensation expense associated with restricted stock grants to employees. The following table presents total additional stock-based compensation expense associated with stock options as a result of adopting SFAS 123(R), the tax benefit, and decrease in earnings per share, included in the accompanying condensed consolidated statements of operations.

                                                              Three Months Ended       Six Months Ended
                                                            -----------------------  ------------------------
                                                             June 30,     July 1,     June 30,      July 1,
                                                               2006         2005        2006         2005
                                                            -----------  ----------  -----------  -----------
Additional stock-based compensation classified as:
  Cost of revenue                                          $     1,350  $    1,053  $     2,543  $     2,062
  General and administrative expenses                             1,280         855        2,097        1,731
  Cumulative adjustment related to change in forfeitures
    assumption, classified as other income                           --          --         (615)          --
Income tax benefits                                             (1,027)       (745)      (1,571)      (1,480)
                                                            -----------  ----------  -----------  -----------
Net additional stock-based compensation expense            $     1,603  $    1,163  $     2,454  $     2,313
                                                            ===========  ==========  ===========  ===========

Decrease in net income (loss) per share - basic            $      0.06  $     0.05  $      0.09  $      0.09
Decrease in net income (loss) per share - diluted                 0.05        0.05         0.08         0.08

The Company has two share-based compensation plans for officers, key employees, and directors of the Company (See Note 14 of the Notes to Condensed Consolidated Financial Statements in Part II, Item 8 of our 2005 Annual Report for more information). The number of shares authorized for issuance under the Company's existing plans as of June 30, 2006, total 8,402, of which 1,034 were available for future issuance. The Company's policy is to issue new shares of common stock to satisfy stock option exercises. All stock options issued must have an exercise price equal to or greater than the fair value of our common stock on the date the option is granted. Stock options granted have a contractual term of ten years and vest over three years. The Company's policy is to recognize compensation cost for these options on a straight-line basis over the service period for the entire award.

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

The weighted-average fair value of stock-based arrangements on the date of grant and the assumptions used to estimate the fair value of the stock-based arrangements were as follows:

                                                              Three Months Ended       Six Months Ended
                                                            -----------------------  ------------------------
                                                             June 30,     July 1,     June 30,      July 1,
                                                               2006         2005        2006         2005
                                                            -----------  ----------  -----------  -----------
Weighted average fair value of:
   Stock options granted                                   $     21.53  $    18.15  $     22.32  $     16.17
   Restricted stock awards                                       55.97       47.21        58.27        42.45
Average expected volatility                                       34.3%      36.7%       34.7%       36.6%
Expected term (years)                                                5           5            5            5
Average risk-free interest rate                                    5.0%       3.9%        4.6%        3.7%
Expected dividend yield                                             -- %        -- %         -- %         -- %

The Company estimates expected volatility based on historical daily price changes of the Company's common stock for a period comparable to the current expected term of the options. The risk- free interest rate is based on the United States treasury yields in effect at the time of grant corresponding with the expected term of the options. The expected option term is the number of years we estimate that options will be outstanding prior to exercise considering vesting schedules and historical exercise experience.

A summary of stock option and restricted stock award activity under the Company's share-based compensation plans for the three and six months ended June 30, 2006 is presented in the following tables:

                                                              Number      Weighted   Weighted Average
                                                                of        Average     Remaining    Aggregate
                                                               Stock      Exercise   Contractual   Intrinsic
Stock options                                                 Options      Price     Life (Yrs.)     Value
----------------------------------------------------------  -----------  ----------  -----------  -----------
Outstanding as of March 31, 2006                                 5,438  $    31.37
Granted                                                             12       55.67
Exercised                                                          (81)      23.68
Forfeited                                                          (12)      45.96
                                                            -----------  ----------
Outstanding as of June 30, 2006                                  5,357  $    31.50         6.37  $   116,968
                                                            ===========  ==========  ===========  ===========

                                                              Number      Weighted   Weighted Average
                                                                of        Average     Remaining    Aggregate
                                                               Stock      Exercise   Contractual   Intrinsic
Stock options                                                 Options      Price     Life (Yrs.)     Value
----------------------------------------------------------  -----------  ----------  -----------  -----------
Outstanding as of December 30, 2005                              5,490  $    29.00
Granted                                                            394       58.28
Exercised                                                         (486)      24.40
Forfeited                                                          (41)      37.58
                                                            -----------  ----------
Outstanding as of June 30, 2006                                  5,357  $    31.50         6.37  $   116,968
                                                            ===========  ==========  ===========  ===========
Exercisable as of June 30, 2006                                  4,458  $    28.34         5.88  $   111,439

                                                              Number                 Weighted Average
                                                                of       Remaining    Aggregate
                                                            Restricted   Contractual  Intrinsic
Restricted stock awards                                       Shares     Life (Yrs.)    Value
----------------------------------------------------------  -----------  ----------  -----------
Outstanding as of March 31, 2006                                   258
Granted                                                              5
Restrictions lapsed                                                 --
Forfeited                                                           (3)
                                                            -----------
Outstanding as of June 30, 2006                                    260        2.19  $       607
                                                            ===========  ==========  ===========

                                                           Number                 Weighted Average
                                                                of       Remaining    Aggregate
                                                            Restricted   Contractual  Intrinsic
Restricted stock awards                                       Shares     Life (Yrs.)    Value
----------------------------------------------------------  -----------  ----------  -----------
Outstanding as of December 30, 2005                                134
Granted                                                            133
Restrictions lapsed                                                 (1)
Forfeited                                                           (6)
                                                            -----------
Outstanding as of June 30, 2006                                    260        2.19  $       607
                                                            ===========  ==========  ===========

Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the options or the fair market value at the time of award of restricted shares. The total intrinsic value of stock-based arrangements exercised or on which the restrictions lapsed during the three and six months ended June 30, 2006 and July 1, 2005, was $2,814 and $15,660, and $3,967 and $13,465, respectively. As of June 30, 2006, total remaining unrecognized compensation cost related to unvested stock-based arrangements was $25,903 and is expected to be recognized over a weighted average period of 2.1 years.

SFAS No. 123(R) requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options (excess tax benefits), be classified as financing cash flows. These excess tax benefits were $775 and $4,140, and $961 and $3,128, respectively, for the three and six months ended June 30, 2006 and July 1, 2005, respectively.

Summaries of our non-vested options as of and changes during the three and six months ended June 30, 2006, are presented below:

                                                             Number of   Weighted Average
Outstanding, non-vested options                                Stock     Grant Date
during the three months ended June 30, 2006                   Options    Fair Value
----------------------------------------------------------  -----------  ----------
Outstanding as of March 31, 2006                                   921  $    18.53
Granted                                                             12       21.52
Vested                                                             (23)      12.28
Forfeited                                                          (12)      18.41
                                                            -----------  ----------
Outstanding as of June 30, 2006                                    898  $    18.72
                                                            ===========  ==========

                                                          Number of   Weighted Average
Outstanding, non-vested options                                Stock     Grant Date
during the six months ended June 30, 2006                     Options    Fair Value
----------------------------------------------------------  -----------  ----------
Outstanding as of December 30, 2005                              1,072  $    14.59
Granted                                                            394       22.34
Vested                                                            (527)      13.25
Forfeited                                                          (41)      15.51
                                                            -----------  ----------
Outstanding as of June 30, 2006                                    898  $    18.72
                                                            ===========  ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following management's discussion and analysis of financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes thereto in Item 1 of this report. The following analysis contains forward-looking statements about our future revenues, operating results and expectations. See "Note Regarding Forward-Looking Information" for a discussion of the risks and uncertainties affecting these statements preceding Item 1 of this report.

OVERVIEW

We are an international provider of a broad range of design, engineering, construction, construction management, facilities and operations management, environmental remediation and mining services. We offer our various services separately or as part of an integrated package throughout the life cycle of a customer's project. We serve our clients through six business units: Power, Infrastructure, Mining, Industrial/Process, Defense, and Energy & Environment.

We are subject to numerous factors that have an impact on our ability to obtain new work. The Power business unit is dependent on the domestic demand for new power generating facilities and the modification of existing power facilities. Infrastructure is affected by the availability of public sector funding for transportation projects and the availability of bonding. Mining is affected by demand for coal, precious metals and other extractive resources. The Industrial/Process business unit is affected, in general, by the growth prospects in the U.S. economy and more directly by the capital spending plans of its large customer base. Industrial/Process also provides services to the natural gas processing industry. With the increase in the price of oil and natural gas, the business unit is actively pursuing opportunities in this market. Finally, the Defense and Energy & Environment business units are almost entirely dependent on the spending levels of the U.S. government, in particular, the Departments of Energy and Defense.

CRITICAL ACCOUNTING POLICIES AND RELATED CRITICAL ACCOUNTING ESTIMATES

Our accounting and financial reporting policies are in conformity with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of our condensed consolidated financial statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet date, and the reported amounts of revenue and expenses during the reporting period. Our significant accounting policies are described in Note 2, "Significant Accounting Policies," of the Notes to Condensed Consolidated Financial Statements in Item 8 of our 2005 Annual Report. The following discussion is intended to describe those accounting policies most critical to the preparation of our condensed consolidated financial statements. The development and selection of the critical accounting policies, related critical accounting estimates and the disclosure below have been reviewed with the audit review committee of our board of directors. There were no changes in our critical accounting policies during the three and six months ended June 30, 2006.

Revenue recognition. We follow the provisions of the American Institute of Certified Public Accountants Statement of Position ("SOP") 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. We recognize revenue on certain engineering and construction-type contracts using the percentage-of-completion method of accounting whereby revenue is recognized as performance under the contract progresses. For most of our fixed-price and target-price contracts, we use a cost-to-cost approach to measure progress towards completion. Under the cost-to-cost method, we make periodic estimates of our progress towards completion by comparing costs incurred to date with total estimated contract costs. Revenue is then calculated on a cumulative basis (project-to-date) as the total contract value multiplied by the current percentage complete. Revenue for a reporting period is calculated as the cumulative project-to-date revenue less project revenue recognized in prior periods. However, we defer profit recognition on fixed-price and certain target- priced contracts until progress is sufficient to estimate the probable outcome, which generally does not occur until the project is at least 20 percent complete. Fixed-price contracts accounted for 20 and 23 percent of our total revenue for the six months ended June 30, 2006 and July 1, 2005, respectively.

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

The amount of revenue recognized depends on whether the contract or project is determined to be an "at-risk" or an "agency" relationship between the client and us. Determination of the relationship is based on characteristics of the contract or the relationship with the client. For at-risk relationships, the gross revenue and the costs of materials, services, payroll, benefits, non-income tax and other costs are recognized in our statement of income. For agency relationships, where we act as an agent for our client, only fee revenue is recognized, meaning that direct project costs and the related reimbursement from the client are netted. At June 30, 2006 and December 30, 2005, agency relationships comprised approximately three and five percent of our total backlog, respectively.

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

Change orders and claims. Once contract performance is underway, we often experience changes in conditions, client requirements, specifications, designs, materials and work schedule. Generally, a "change order" will be negotiated with our customer to modify the original contract to approve both the scope and price of the change. Occasionally, however, disagreements arise regarding changes, their nature, measurement, timing and other characteristics that impact costs and revenue under the contract. When a change becomes a point of dispute between our customer and us, we then consider it as a claim.

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

We recognized no revenue from claims during the three and six months ended June 30, 2006, compared to $8.4 million and $18.1 million during the three and six months ended July 1, 2005, respectively. Additional contract related costs, including subcontractors share of claim settlements, of $1.3 million and $1.5 million for the three and six months ended July 1, 2005, respectively, reduced the impact on operating income of the claim settlements disclosed above.

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

Goodwill. As of June 30, 2006, we have $149.9 million of goodwill. Pursuant to SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is no longer amortized but is tested for impairment at least annually. We regularly evaluate whether events and circumstances have occurred which may indicate a possible impairment of goodwill and perform the annual impairment test for all of our reporting units each October. In conducting the impairment test, we apply various techniques to estimate the fair value of our reporting units. These techniques are inherently subjective, and the resulting values are not necessarily representative of the values we might obtain in a sale of our reporting units to a willing third party. Based on our annual review of the recoverability of goodwill as of October 31, 2005, we determined that our goodwill is not impaired. However, our businesses are cyclical and subject to competitive pressures. Additionally, $108.1 million of our goodwill as of June 30, 2006, relates to our Defense and Energy & Environment business units, which are almost entirely dependent on continued spending by the U.S. government. Therefore, it is possible that the goodwill values of our business units could be adversely impacted in the future by these or other factors and that a significant impairment adjustment, which would reduce earnings and potentially affect debt covenants, could be required in such circumstances.

Litigation claims and contingencies. In the normal course of business, we are subject to a variety of contractual guarantees and litigation. In general, guarantees can relate to project scheduling, project completion, plant performance or meeting required standards of workmanship. Most of our litigation involves us as a defendant in workers' compensation, personal injury, contract, environmental, environmental exposure, professional liability and other similar lawsuits. We maintain insurance coverage for some aspects of our business and operations. In addition, we have elected to retain a portion of insured losses that may occur through the use of various deductibles, limits and retentions under our insurance programs. This situation may subject us to some future liability for which we are only partially insured, or completely uninsured. Self-insurance reserves are established and maintained for uninsured business risks related to workers' compensation and general, automobile and professional liability.

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

OTHER SIGNIFICANT ACCOUNTING POLICIES AND TERMS

The following summary of significant accounting policies and terms is presented to provide a better understanding of our industry, our condensed consolidated financial statements and discussion and analysis of our results of operations and financial position and liquidity.

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

There are three unique aspects of our approach to recording new work and backlog:

  Government contracts — Most of our government contracts cover several years. However, funding for the contracts is subject to annual appropriations by Congress. To account for the risk that future amounts may not be appropriated, we only include the next two years of forecast revenue in our backlog. Therefore, as time passes and appropriations occur, additional new work is recorded on existing government contracts. As of June 30, 2006, U.S. government funded contracts comprised approximately 38 percent of our total backlog.

  Mining contracts — Mining contracts span varying periods of time up to the life of the resource. For new work and backlog purposes, we limit the amount recorded to five years. Similar to our practices with government contracts, as time passes, we recognize additional new work as commitments for that future work are firmed up. As of June 30, 2006, mining contracts comprised approximately 16 percent of our total backlog.

  At-risk and agency contracts — The amount of new work and related backlog recognized depends on whether the contract or project is determined to be an "at-risk" or "agency" relationship between the client and us. For at-risk relationships, the expected gross revenue is included in new work and backlog. For relationships where we act as an agent for our client, only the expected net fee revenue is included in new work and backlog. As of June 30, 2006, expected net fee revenue for agency relationships comprised approximately three percent of our total backlog.

Joint ventures and equity investments are utilized when contracts are executed jointly through partnerships and joint ventures with unrelated third parties.

  Joint ventures. A significant part of our work on large construction and engineering projects is performed through unincorporated joint ventures with one or more partners. For those in which we control the joint venture by contract terms or other means, the assets, liabilities and results of operations of the joint venture are fully consolidated in our financial statements, and the minority interests of third parties are separately deducted in our financial statements. For those construction joint ventures in which we do not control the joint venture, we report our pro rata portion of revenue and costs, but the balance sheet reflects only our net investment in the project. Joint ventures not involving construction or engineering activities, and which we do not control, are reported using the equity method of accounting in which we record our portion of the joint venture's net income or loss as equity in income or loss of unconsolidated affiliates and our investment on the balance sheet reflects our original investment, at cost, as adjusted for our equity in the income or loss of the joint venture.

  Partially owned subsidiary companies. For incorporated ventures in which we have a controlling interest, the assets, liabilities and results of operations of the subsidiary company are fully consolidated in our financial statements, and the minority interests of third parties are separately deducted in our financial statements. However, for those in which we do not have a controlling interest but do have significant influence, we use the equity method of accounting in which we record our portion of the subsidiary company's net income or loss as equity in income or loss of unconsolidated affiliates and our investment on the balance sheet reflects our original investment, at cost, as adjusted for our equity in the income or loss of the subsidiary company.

Restricted cash consists primarily of cash collateralizing a letter of credit and trust agreement associated with our self- insurance program, cash restricted for use in the operations of our consolidated joint ventures and projects having contractual cash restrictions.

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

Unbilled receivables include costs incurred on projects, together with any profit recognized on projects using the percentage- of-completion method, and represents work performed but not yet billed pursuant to contract terms or billed after the accounting period cut-off occurred.

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

Incentive compensation. Our compensation program includes a short-term incentive compensation plan ("STIP") and a long- term incentive compensation plan ("LTIP") covering executives and key employees. The Compensation Committee of the Board of Directors establishes the performance targets for all awards under both the STIP and the LTIP. Based on the performance targets, an estimate of the annual incentive compensation cost is developed at the beginning of each fiscal year in conjunction with our budgeting process. Quarterly, the estimate of the annual incentive compensation cost is adjusted based on forecasted financial performance against the established targets. Each quarter we accrue a portion of the total estimated annual incentive cost based on the performance to date as compared to the forecasted performance for the year. For example, if 30 percent of the annual performance is achieved in the first quarter, 30 percent of the estimated annual incentive compensation cost is recorded in the first quarter. If estimated incentive compensation cost or forecasted financial performance changes in subsequent quarters, then we cumulatively catch up or reduce accrued incentive compensation.

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

We estimate the fair value of options granted using the Black-Scholes option pricing model. The assumptions used in computing the fair value of share-based payments reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control. We estimate expected volatility based on historical daily price changes of the Company's stock for a period equal to the current expected term of the options. The expected option term is the number of years the Company estimates that options will be outstanding prior to exercise considering vesting schedules and our historical exercise patterns. If other assumptions or estimates had been used, the stock-based compensation expense that was recorded for the periods presented could have been materially different. Furthermore, if different assumptions are used in future periods, stock-based compensation expense could be materially impacted in the future.

Government contract costs are incurred under some of our contracts, primarily in our Defense, Energy & Environment, Power, and Infrastructure business units. We have contracts with the U.S. government that contain provisions requiring compliance with the U.S. Federal Acquisition Regulations and the U.S. Cost Accounting Standards. The allowable costs we charge to those contracts are subject to adjustment upon audit by various agencies of the U.S. government. Audits of indirect costs are substantially complete through 2003. Audits of 2004 indirect costs are in process and audits of 2005 indirect costs are planned to begin in October 2006. We have prepared and submitted cost impact statements for 1989 through 1998 that have been audited by the U.S. government. We are currently negotiating the resolution of certain proposed audit adjustments to the cost impact statements. We are also in the process of preparing cost impact statements for 1999 through 2005. In addition, the U.S. government is in the process of auditing insurance related costs reimbursed under government contracts for periods ranging from 1998 through 2005. While we have recorded reserves for amounts we believe may be owed to the U.S. government under cost reimbursable contracts, actual results may differ from our estimates.

Pension and post-retirement benefit obligations include defined benefit pension plans that primarily cover certain groups of current and former employees of certain operations of our Energy & Environment and Defense business units . We utilize actuarial estimates of the pension obligation for financial reporting purposes and make contributions as necessary to meet the Employee Retirement Income Security Act of 1974 ("ERISA") funding requirements for these plans. We also provide benefits under company-sponsored retiree health care and life insurance plans for certain groups of employees. The retiree health care plans require retiree contributions and contain other cost-sharing features. The retiree life insurance plans provide basic coverage on a noncontributory basis. As of December 31, 2005, all benefits provided under the pension and post-retirement health care plans were frozen.

BUSINESS UNIT NEW WORK AND BACKLOG

New work, which represents additions to backlog for the period, is presented below for each business unit:

                                           Three Months Ended      Six Months Ended
                                        ----------------------  ----------------------
NEW WORK                                 June 30,    July 1,     June 30,    July 1,
(In millions)                              2006        2005        2006        2005
--------------------------------------  ----------  ----------  ----------  ----------
Power                                  $    111.3  $    182.0  $    272.3  $    507.0
Infrastructure                               66.1        96.5       161.4       263.0
Mining                                      189.8        86.4       263.3       273.3
Industrial/Process                          211.6        71.2       413.0       190.3
Defense                                     119.3       159.0       228.0       311.3
Energy & Environment                        137.5       145.7       295.6       664.4
Other                                        (1.0)        0.7        (0.7)        0.5
                                        ----------  ----------  ----------  ----------
Total new work                         $    834.6  $    741.5  $  1,632.9  $  2,209.8
                                        ==========  ==========  ==========  ==========

Based on the nature of our new work and the bidding and awarding process, our new work can fluctuate significantly period-to-period. The significant decrease in new work from $2,209.8 million during the six months ended July 1, 2005 to $1,632.9 million during the six months ended June 30, 2006 is primarily due to a $440.0 million Department of Energy environmental clean-up project award in 2005 and a decrease in new work in the Middle East.

The following table summarizes our changes in backlog for each of the periods presented:

                                           Three Months Ended      Six Months Ended
                                        ----------------------  ----------------------
CHANGES IN BACKLOG                       June 30,    July 1,     June 30,    July 1,
(In millions)                              2006        2005        2006        2005
--------------------------------------  ----------  ----------  ----------  ----------
Beginning backlog                      $  4,770.5  $  4,764.2  $  4,880.3  $  4,004.1
New work                                    834.6       741.5     1,632.9     2,209.8
Adjustment to backlog                          --          --       (66.6)         --
Revenue and equity income recognized       (893.7)     (775.1)   (1,735.2)   (1,483.3)
                                        ----------  ----------  ----------  ----------
Ending backlog                         $  4,711.4  $  4,730.6  $  4,711.4  $  4,730.6
                                        ==========  ==========  ==========  ==========

The backlog adjustment during the six months ended June 30, 2006 resulted from a negotiated change order on a contract that reduced the remaining contract term from ten years to five years with two, five-year renewal options.

Backlog at June 30, 2006, March 31, 2006, and December 30, 2005 consisted of the following for each business unit:

BACKLOG                                  June 30,   March 31,   December 30,
(In millions)                              2006        2006        2005
--------------------------------------  ----------  ----------  ----------
Power                                  $    787.2  $    881.2  $    924.9
Infrastructure                              846.1       932.1     1,046.1
Mining                                        747       594.6       565.4
Industrial/Process                          650.2       563.3       487.7
Defense                                     925.3       946.5       990.4
Energy & Environment                        755.6       852.8       865.8
                                        ----------  ----------  ----------
Total new work                         $  4,711.4  $  4,770.5  $  4,880.3
                                        ==========  ==========  ==========

New work and backlog

At June 30, 2006, our backlog was $4,711.4 million, a decrease of $168.9 million from December 30, 2005. Backlog on government contracts includes only two years' worth of the portions of such contracts that are currently funded or which management is highly confident will be funded and backlog on mining contracts includes only the next five years. In this regard, the reported backlog at June 30, 2006 excludes $3.0 billion of government contracts in progress for work to be performed beyond two years and $0.8 billion for mining contracts to be performed beyond five years. Our backlog at June 30, 2006 consisted of approximately 73 percent cost-type and 27 percent fixed-price contracts compared with 71 percent cost-type and 29 percent fixed-price contracts at the end of 2005.

New work includes the following significant contracts:

                                                                              Three Months      Six Months
                                                                                  Ended            Ended
(In millions)                                                                 June 30, 2006    June 30, 2006
---------------------------------------------------------------------------  ---------------  ---------------
Power
    Plant modification contracts                                            $           7.3  $          91.5
    Engineering services                                                               78.3            134.3
Infrastructure
    Middle East task orders                                                             8.1             40.7
    Engineering services                                                               28.2             49.5
Mining
    International bauxite contract mining project                                     151.6            151.6
    Contract mining continuations                                                      14.6             84.0
Industrial Process
    Facility management outsourcing contract                                           88.6             88.9
    Maintenance project for Illinois refinery                                           0.2             53.7
Defense
    Chemical demilitarization contract continuations                                   75.0            157.7
Energy & Environment
    Department of Energy environmental clean-up project in Idaho                       45.5            102.6
    Middle East task orders                                                            40.8             75.2

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the three and six months ended June 30, 2006 and July 1, 2005, and is included to facilitate our analysis and discussion of results of operations.

                                                                Three Months Ended    Six Months Ended
                                                              --------------------  --------------------
                                                              June 30,    July 1,   June 30,    July 1,
(In millions)                                                   2006       2005*      2006       2005*
------------------------------------------------------------  ---------  ---------  ---------  ---------
Revenue                                                      $   890.1  $   773.2  $ 1,718.4  $ 1,474.0
                                                              =========  =========  =========  =========
Gross profit                                                      65.4        2.5      100.4       47.6
Equity in income of unconsolidated affiliates                      3.6        1.9       16.8        9.3
General and administrative expenses                              (20.3)     (10.9)     (35.0)     (27.2)
                                                              ---------  ---------  ---------  ---------
Operating income (loss)                                           48.7       (6.5)      82.2       29.7
Interest income                                                    2.5        2.2        5.2        4.1
Interest expense                                                  (1.8)      (3.0)      (3.7)      (6.4)
Write-off of deferred financing fees                                --       (3.6)        --       (3.6)
Other income, net                                                  0.5         --        0.1         --
                                                              ---------  ---------  ---------  ---------
Income (loss) before income taxes and minority interests          49.9      (10.9)      83.8       23.8
Income tax (expense) benefit                                     (20.2)       6.9      (33.7)      (7.0)
Minority interest in loss (income) of consolidated
   subsidiaries, net of tax                                       (1.0)       2.2       (2.4)      (2.5)
                                                              ---------  ---------  ---------  ---------
Net income (loss)                                            $    28.7  $    (1.8) $    47.7  $    14.3
                                                              =========  =========  =========  =========

_________

* Adjusted to include the retroactive impact of adopting the fair value method of recording compensation expense associated with stock options, see Note 11 of Notes to Condensed Consolidated Financial Statements in Item 1 of this report.

THREE AND SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO
THREE AND SIX MONTHS ENDED JULY 1, 2005

Revenue for the three and six months ended June 30, 2006 increased $116.9 million and $244.4 million, or 15 percent and 17 percent, respectively, from the comparable periods in 2005. A significant contributor to the increase was the achievement of certain milestones on a Department of Energy ("DoE") management services contract which allows us to earn a portion of the maximum fee pool. Additional increases in revenue were due to two new projects: an environmental cleanup project in Idaho and the construction of an oil and gas facility in Qatar. Continuing work on power modification projects also enhanced revenue for the three and six month periods. The increase in revenue was partially offset by the completion of several major projects. Revenue from work in the Middle East was $85.1 million and $174.7 million for the three and six months ended June 30, 2006, respectively, compared to $125.2 million and $193.8 million, respectively, in 2005. The decrease of $40.1 million and $19.1 million for the three and six month periods, respectively, was due to the completion of numerous task orders.

A summary of the significant changes in operating income is included in the following table:

                                                                           Three Months    Six Months
                                                                           -------------  -------------
Operating income (loss) for the three and six months ended July 1, 2005   $        (6.5)*$        29.7 *
                                                                           -------------  -------------
Increase in earnings from continuing contracts, including DoE management
   services contract                                                               29.5           29.9
Increase in earnings from new projects, including sulfur handling facility          9.9           17.9
Initial in earnings from MIBRAG mining venture                                      1.4            6.7
Significant project losses in 2005                                                 60.9           61.2
Project losses in 2006                                                             (2.0)          (8.9)
Decrease in earnings from completion of contracts                                  (6.5)         (15.2)
Decrease in claim settlements                                                      (7.1)         (16.0)
Decrease in earnings from task order work in the Middle East                      (10.2)          (2.7)
Increase in incentive compensation based on higher earnings                       (13.5)         (11.1)
Adjustments to prior period government reimbursable indirect costs                 (4.0)          (4.0)
Other                                                                              (3.2)          (5.3)
                                                                           -------------  -------------
Net increase                                                                       55.2           52.5
                                                                           -------------  -------------
Operating income for the three and six months ended June 30, 2006         $        48.7  $        82.2
                                                                           =============  =============

_________

* Adjusted to include the retroactive impact of adopting the fair value method of recording compensation expense associated with stock options, see Note 11 of Notes to Condensed Consolidated Financial Statements in Item 1 of this report.

The diversification of our business may cause margins to vary between periods due to the inherent risks and rewards on fixed-price and target-price contracts causing unplanned gains and losses on contracts. Margins may also vary between periods due to changes in mix and timing of contracts executed by us, which contain various risk and profit profiles and are subject to uncertainties inherent in the estimation process.

For a more detailed discussion of our revenue and operating income, see "Business Unit Results," later in this Management's Discussion and Analysis.

Equity in income of unconsolidated affiliates

Equity in income of unconsolidated affiliates for the three and six months ended June 30, 2006 increased by $1.7 million and $7.5 million, respectively, from the comparable periods in 2005 primarily due to our MIBRAG mining venture in Germany. During the three and six months ended June 30, 2006, MIBRAG was required to adopt the provision of EITF No. 05-5, Accounting for Early Retirement or Post-employment Programs with Specific Features. The adoption of EITF increased our equity in earnings of MIBRAG by $2.1 million in the first quarter of 2006. MIBRAG was also required to adopt EITF No. 04-6, Accounting for Stripping Costs Incurred during Production in the Mining Industry, which adoption also had a favorable impact on equity in earnings of $0.5 million and $1.3 million for the three and six month periods, respectively. The remaining increase is primarily associated with lower coal sales in 2005 due to required repairs at one of MIBRAG's power plant customers, which required a longer shutdown in 2005 than 2006.

General and administrative expense

General and administrative expenses for the three and six months ended June 30, 2006 increased by $9.4 million and $7.8 million, respectively, from the comparable periods of 2005 primarily due to incentive compensation. As discussed under Other Significant Accounting Policies and Terms, we accrue for incentive compensation on an interim basis based on performance to date as compared to the forecasted performance for the year. Because the Company's financial performance during the three and six months ended June 30, 2006 is significantly higher than in the comparable periods of the prior year, a higher portion of the estimated annual incentive compensation has been accrued in the 2006 periods than was accrued in the 2005 periods. Excluding incentive compensation, general and administrative expenses are slightly higher in the 2006 periods as compared to 2005.

Interest income

Interest income for the three and six months ended June 30, 2006 increased $0.3 million and $1.0 million, respectively, from the comparable periods of 2005 due to more favorable interest rates on invested cash balances.

Interest expense

Interest expense for the three and six months ended June 30, 2006 declined $1.2 million and $2.8 million, respectively, from the comparable periods of 2005 due to improved terms under our credit facility as a result of amending the facility in 2005.

Write-off of deferred financing fees

On June 14, 2005, we amended our credit facility to include more favorable provisions and to extend the term to June 2010. The amendment required a $3.6 million write-off of unamortized deferred financing fees.

Income tax expense

The effective tax rates for the three and six months ended June 30, 2006 were 40.4 percent and 40.2 percent, respectively. The effective tax rates for the three and six months ended July 1, 2005 were a benefit of 63.4 percent and an expense of 29.4 percent, respectively.

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

                                                           Three Months Ended         Six Months Ended
                                                         ----------------------     ----------------------
BUSINESS UNIT RESULTS                                     June 30,    July 1,        June 30,    July 1,
(In millions)                                               2006       2005*           2006       2005*
-------------------------------------------------------  ----------  ----------     ----------  ----------
Revenue
Power                                                   $    205.2  $    186.8     $    409.9  $    337.4
Infrastructure                                               151.9       186.2          294.2       347.1
Mining                                                        34.7        42.8           66.4        70.3
Industrial/Process                                           124.8       103.3          250.2       200.6
Defense                                                      140.5       132.5          293.1       285.1
Energy & Environment                                         234.2       120.9          405.2       233.0
Intersegment and other                                        (1.2)        0.7           (0.6)        0.5
                                                         ----------  ----------     ----------  ----------
Total revenue                                           $    890.1  $    773.2     $  1,718.4  $  1,474.0
                                                         ==========  ==========     ==========  ==========
Operating income (loss)
Power                                                   $     11.2  $     25.5     $     22.3  $     39.4
Infrastructure                                                 2.1       (47.4)          (0.3)      (44.2)
Mining                                                        (2.4)       (0.5)           5.4         6.0
Industrial/Process                                             1.8         1.3            6.6        (0.5)
Defense                                                       10.9        17.2           24.5        32.2
Energy & Environment                                          47.3         8.8           61.4        25.2
Intersegment and other unallocated operating costs            (1.9)       (0.4)          (2.7)       (1.2)
                                                         ----------  ----------     ----------  ----------
Total segment operating income                          $     69.0  $      4.5     $    117.2  $     56.9
General and administrative expenses, corporate               (20.3)      (11.0)         (35.0)      (27.2)
                                                         ----------  ----------     ----------  ----------
Total operating income (loss)                           $     48.7  $     (6.5)    $     82.2  $     29.7
                                                         ==========  ==========     ==========  ==========

_________

* Adjusted to include the retroactive impact of adopting the fair value method of recording compensation expense associated with stock options, see Note 11 of Notes to Condensed Consolidated Financial Statements in Item 1 of this report.

Power

Revenue for the three and six months ended June 30, 2006 increased $18.4 million and $72.5 million, or 10 percent and 21 percent, from the comparable periods in 2005, respectively. A new generation project in Puerto Rico and modification projects in Michigan and Wisconsin contributed to the increased revenue. These increases were offset by the completion of a new generation project and nuclear power plant modification projects. Revenue from work in the Middle East totaled $47.5 million and $109.0 million for the three and six months ended June 30, 2006 compared to $72.6 million and $103.8 million for the comparable periods in 2005.

Operating income for the three and six months ended June 30, 2006 decreased $14.3 million and $17.1 million, respectively, from the comparable periods in 2005. The decrease in the three months ended June 30, 2006 as compared to the prior year is primarily due to a $4.8 million decrease in claim settlements and a $5.5 million decrease in earnings from work in the Middle East. During the three months ended July 1, 2005, a $4.8 million claim settlement on a completed international power project was realized. Also, during the three months ended July 1, 2005, we received our first performance ratings on work in the Middle East resulting in the recognition of performance-based award fees for previous work performed through March 2005. Also, based on the actual awards, consistent with our policy, we began accruing performance-based awards for the ongoing work in the Middle East.

The decrease in operating income for the six months ended June 30, 2006 as compared to the prior year is primarily due to $13.1 million of claim settlement payments on the completed international power project received in 2005 and lower earnings associated with completed projects and a continuing modification project in Wisconsin. Middle East earnings for the three and six months ended June 30, 2006 amounted to $8.2 million and $15.4 million, respectively, as compared to $13.7 million and $14.5 million in the comparable periods in 2005.

Infrastructure

Revenue for the three and six months ended June 30, 2006 declined $34.3 million and $52.9 million, or 18 percent and 15 percent, respectively, from the comparable periods in 2005 as a result of lower task order work in the Middle East and the winding down of certain construction projects including a highway project in Nevada, an airport project in California, and a light rail project in New Jersey. Revenue from the Middle East operations totaled $19.1 million and $36.5 million for the three and six months ended June 30, 2006, compared to $49.4 million and $74.7 million in the comparable periods in 2005. Increased activity on two California highway projects and a dam project in Illinois partially offset the revenue decrease.

Operating income for the three and six months ended June 30, 2006 increased $49.5 million and $43.9 million, respectively, from the comparable periods in 2005 due primarily to charges taken in 2005 for three highway projects totaling $61.2 million. During the second quarter of 2005, Infrastructure recognized a $38.6 million estimated contract loss for our share of additional cost growth resulting from additional design changes, cost escalation and project delays on a $387 million fixed-price highway project in California of a construction joint venture in which we have a 50 percent interest. Additional losses of $33.9 million were recorded in the last six months of 2005 primarily associated with subcontract and material costs escalation, higher labor costs and additional schedule impacts. During the first quarter of 2006, an additional contract loss of $6.9 million was recorded primarily associated with labor productivity and schedule delays. No losses have been recorded on this project in the three months ended June 30, 2006. As of June 30, 2006, our share of the total estimated loss on this contract is $106.9 million. The contract is approximately 58 percent complete, measured on a cost- to-cost basis, and is scheduled to be completed in 2007.

Also, during the second quarter of 2005, a $15.3 million estimated contract loss was recognized for cost growth related to client design changes resulting in quantity growth and project delays on another fixed-price highway project in California and a $7.0 million loss was recognized on a fixed-priced highway project in Nevada.

To date, only a small portion of the cost increases on the three highway projects have been agreed to with the clients and acknowledged with change orders. Our share of pending change orders and claims submitted to the clients total approximately $64.4 million. An additional $27.5 million are in process, and we believe more are to follow. We believe there will be significant recoveries once the claims process is completed. Because we have not been able to reach agreement on the change orders and claims, recoveries will be recognized only when it is probable they will result in additional revenue and the amount can be reliably estimated. While the entire amount of the current estimated losses have been recognized, actual results may differ from our estimates.

In addition, operating income for the three and six months ended June 30, 2006 decreased from the comparable periods of 2005 as a result of the winding down of a light rail project in New Jersey and the completion of an airport project in California. Middle East earnings also decreased to $4.2 million and $10.7 million for the three and six months ended June 30, 2006, respectively, from $9.5 million and $13.5 million in the comparable periods of 2005. The decrease in Middle East earnings is due to a decrease in volume of work and due to lower performance-based award fees. During the three months ended July 1, 2005, we received our first performance ratings on work in the Middle East resulting in the recognition of performance-based award fees for previous work performed through March 2005. Also, based on actual awards, consistent with our policy, we began accruing performance-based awards for the ongoing work in the Middle East.

Mining

Revenue for the three and six months ended June 30, 2006 decreased $8.1 million and $3.9 million, or 19 percent and 6 percent, respectively, compared to 2005. The decrease was primarily due to the ending of a copper mine project in the fourth quarter of 2005 due to the owner's decision to self-perform the contract. New work at a phosphate mine in Idaho and reclamation projects in Wyoming, as well as continuing work on a gold mine in Mexico and a Canadian phosphate project, partially offset this reduction.

Operating income for the three and six months ended June 30, 2006 decreased $1.9 million and $0.6 million compared to the same periods in 2005. Equity in earnings of MIBRAG for the three and six months ended June 30, 2006 increased $1.4 million and $6.7 million, respectively, from the comparable periods of 2005. The two primary customers of MIBRAG, from time to time, have planned outages as well as fluctuations in utilization at the power plants they operate. The timing and duration of such outages and fluctuations vary from year to year. MIBRAG's earnings declined during the first quarter of 2005 due to lower coal sales to one of MIBRAG's primary customers as a result of performance issues at one of its power plants. MIBRAG's coal sales declined further in the second quarter of 2005 while the customer made repairs to that power plant and as a result of a scheduled outage at the other customer's power plant. MIBRAG's earnings were also lower in the second quarter of 2006 due to an outage at one of its customers. We anticipate total 2006 earnings for MIBRAG will be comparable to prior years. MIBRAG's earnings were also impacted by the adoption of new accounting pronouncements (see Note 3 of Notes to Condensed Consolidated Financial Statements in Item 1 of this report).

During the three months ended June 30, 2006, earnings from contract mining were negatively impacted by higher operating and maintenance costs, primarily at three projects. The maintenance costs are not expected to be recurring at the levels experienced and we have or are in the process of amending our contracts to cover the escalation of certain operating costs. We expect earnings from contract mining to improve through the remainder of 2006.

Industrial/Process

Revenue for the three and six months ended June 30, 2006 increased $21.5 million and $49.6 million, or 21 percent and 25 percent, respectively, from the comparable periods of 2005. Operating income for the same periods increased $0.5 million and $7.1 million, respectively. The increase in revenue and earnings was primarily due to a new oil and gas project in Qatar. Also contributing to this increase was continued growth on a major facility management project and increased volume on oil, gas and chemicals maintenance projects. The completion of a food production and packaging project in 2005 partially offset these increases.

Defense

Revenue for both the three and six months ended June 30, 2006 increased $8.0 million, or 6 percent and 3 percent, respectively, from the comparable periods of 2005. Revenue increased due to higher volume of operations and maintenance activities on chemical demilitarization projects and higher levels of activity on a plutonium reactor conversion project and threat reduction projects in the former Soviet Union. Completion of homeland security and infrastructure projects partially offset these increases.

Operating income for the three and six months ended June 30, 2006 decreased $6.3 million and $7.7 million, respectively, from the comparable periods of 2005. This decrease was primarily driven by unfavorable adjustments in the 2006 periods related to prior period government reimbursable indirect costs and other non-recurring events in 2005, including a favorable construction project close-out and additional award fees in the first quarter of 2005 due to a delay of the prior year's award. The completion of projects also contributed to the lower earnings.

Energy & Environment

Revenue for the three and six months ended June 30, 2006 increased $113.3 million and $172.2 million, respectively, from the comparable periods of 2005 primarily due to $81.5 million and $81.9 million, respectively, resulting from the recognition of performance based incentive fees on a DoE management services contract, $27.7 million and $105.8 million, respectively, associated with a new DoE environmental cleanup project, and $15.3 million and $13.9 million, respectively, from increased task order work in the Middle East. The contract on the large DoE management services project provides for a maximum fee pool contingent on certain performance milestones being achieved. During the three months ended June 30, 2006, agreement was reached with the DoE resolving certain contingencies with respect to the milestones. Based on this agreement and the performance to date in meeting the milestones, a portion of the maximum fee pool has been recognized as revenue in the quarter. A portion of the increased revenue will be distributed to our partners on the project.

Operating income for the three and six months ended June 30, 2006 increased by $38.5 million and $36.2 million, respectively, from the comparable periods of 2005. The most significant contributor to the increased earnings was the recognition of $38.5 million and $38.4 million, respectively, of additional earnings on the DoE management services contract referred to above. Operating income also increased due to earnings on the new environmental cleanup project and a new national laboratory management contract. Earnings from our work in the Middle East increased to $1.2 million in the three months ended June 30, 2006 from $0.6 million in the comparable period of 2005 and decreased to $1.8 million in the six months ended June 30, 2006 from $2.6 million in the comparable period of 2005. The acquisition of BNFL's interest in certain of Energy & Environment's operations effective December 30, 2005 also contributed to the higher operating income. The acquisition resulted in approximately $15.3 million and $19.2 million, respectively, of additional earnings in the three and six months ended July 30, 2006, a large portion of which is due to the higher earnings on the DoE management services project.

The DoE management services contract referred to above expires on December 31, 2006. We believe the contract will be extended for a period of time until the DoE completes a re-bid of the project. We have been the prime contractor at this site for over 17 years and intend to vigorously re- compete for the contract.

FINANCIAL CONDITION AND LIQUIDITY

We have three principal sources of liquidity: (1) cash generated by operations (2) existing cash and cash equivalents and (3) available capacity under our credit facility. We had cash and cash equivalents of $292.1 million at June 30, 2006, of which $48.3 million was restricted for use in the normal operations of our consolidated joint venture projects or was restricted under our self-insurance programs. As of June 30, 2006, we had no borrowings and $90.6 million in face amount of letters of credit outstanding under the credit facility, leaving a borrowing capacity of $259.4 million under the facility. For more information on our financing activities, see Note 5 "Credit Facilities," of the Notes to Condensed Consolidated Financial Statements in Item 1 of this report.

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

The discussion below highlights significant aspects of our cash flows.

                                                           June 30,    December 31,
Liquidity and capital resources                              2006          2005
-------------------------------------------------------  ------------  ------------
Cash and cash equivalents                               $      243.8  $      237.7
Restricted cash                                                 48.3          52.5
                                                         ------------  ------------
Total                                                   $      292.1  $      290.2
                                                         ============  ============

                                                             Six Months Ended
                                                         --------------------------
                                                           June 30,      July 1,
Cash flow activities                                         2006         2005*
-------------------------------------------------------  ------------  ------------
Net cash provided (used) by:
   Operating activities                                 $       25.0  $        5.9
   Investing activities                                        (25.4)        (28.4)
   Financing activities                                          6.5          12.4
                                                         ------------  ------------
Increase (decrease) in cash and cash equivalents        $        6.1  $      (10.1)
                                                         ============  ============

_________

* Adjusted to include the retroactive impact of adopting the fair value method of recording compensation expense associated with stock options, see Note 11 of Notes to Condensed Consolidated Financial Statements in Item 1 of this report.

  Operating activities:

For the six months ended June 30, 2006, operating activities generated $25.0 million of cash. During the period, operating activities included net income of $47.7 million and several significant non-cash charges including non-cash income taxes of $26.0 million, depreciation and amortization of $24.1 million and stock-based compensation of $6.0 million. Cash flow was impacted by an increase in working capital requirements of $70.7 million principally due to the recognition of significant performance based incentive fees on a DoE management services contract, payment of which is expected be received in the first quarter of 2007, funding the losses on highway projects, other project working capital requirements and payments made for incentive compensation. At June 30, 2006, working capital requirements related to work in the Middle East declined to $21.1 million from $58.0 million at December 30, 2005.

For the six months ended July 1, 2005, operating activities provided $5.9 million of cash. During the three months, operating activities included net income of $14.3 million and several significant non-cash charges including non-cash income taxes of $3.8 million, depreciation, amortization, and write-off of deferred financing fees of $14.3 million and stock based compensation of $2.3 million. Cash flow was impacted by an increase in working capital requirements of $26.0 million principally due to payments made for incentive compensation. At July 1, 2005, working capital invested in contracts in the Middle East declined to $47.8 million from $51.6 million at December 31, 2004.

  Investing activities:

During the six months ended June 30, 2006, investing activities used $25.4 million of cash primarily for property and equipment acquisitions for our Infrastructure and Mining business units. In connection with new contract mining projects in Jamaica, we acquired an existing operating company for cash consideration of $6.1 million and the assumption of a $1.7 million note payable. The assets acquired consisted primarily of trade receivables, spare parts inventory, and mining equipment.

During the six months ended July 1, 2005, investing activities used $28.4 million of cash consisting of $30.8 million for property and equipment acquisitions, primarily for our Infrastructure and Mining business units, and for $28.0 million in restricted cash, partially offset by $30.2 million from the liquidation of short-term investments.

  Financing activities:

During the six months ended June 30, 2006, financing activities generated $6.5 million of cash. During the period we purchased and cancelled 2.0 million warrants at a cost of $35.6 million and received $71.2 million in proceeds from the exercise of 2.3 million warrants. Options to purchase 0.5 million shares of common stock were exercised generating $11.9 million in cash, and we purchased 0.7 million shares of our common stock for $40.8 million. In addition, as described above under Investing activities, during the three months ended June 30, 2006 we assumed a $1.7 million note payable which was immediately paid in full.

During the six months ended July 1, 2005, financing activities generated $12.4 million of cash, consisting of $15.5 million in proceeds from the exercise of stock options offset by $1.7 million in distributions to minority interests and $4.6 million for payment of financing fees.

Income taxes

We anticipate that cash payments for income taxes for 2006 and later years will be substantially less than income tax expense recognized in the financial statements. This difference results from expected tax deductions for goodwill amortization and from the use of net operating loss ("NOL") carryovers. As of June 30, 2006, we have remaining tax goodwill of approximately $50.5 million resulting from the acquisition of the Westinghouse Businesses and $499.1 million resulting from the acquisition of Raytheon Engineers & Constructors International, Inc. ("RE&C"). The amortization of this tax goodwill is deductible over remaining periods of 7.7 and 9.0 years, respectively, resulting in annual tax deductions of approximately $62.0 million. The federal NOL carryovers as of June 30, 2006 were approximately $154.5 million, most of which are subject to an annual limitation of approximately $26.5 million and expire in years 2020 through 2022. Unused available NOL carryovers from previous years plus the 2006 annual limitation of $26.5 million, would allow us to use as much as $44.1 million of the NOL carryovers in 2006, or beyond. Until the tax goodwill deductions and the NOL carryovers are exhausted, we will not pay cash taxes (other than a minimal impact for alternative minimum tax) on the first $88.5 million of federal taxable income before tax goodwill amortization and application of NOL carryovers each year.

Cash flows for 2006

In 2006, we expect negative cash flow from operations. Specific issues which are relevant to understanding 2006 cash flows include:

  Operating Activities: We expect to fund approximately $82.0 million of the highway project losses during 2006 of which approximately $36.4 million has been funded through June 30, 2006. Future change orders and claim recoveries on these projects which, if received, would reduce the amount of required funding.

  Property and equipment: Capital expenditures for construction and mining projects, along with normal capital expenditures to upgrade our information systems hardware and software, are expected to be approximately $50 to $60 million of which approximately $30 million has been expended through June 30, 2006. Additional capital may be required for new projects obtained during the year. Additionally, in the normal course of business, we sell a portion of our construction and mining equipment fleet each year, depending on estimated future requirements.

  Income taxes: Because of anticipated utilization of tax goodwill amortization of $62.0 million, and the avaliability of $44.1 million of NOL carryovers, we will likely not pay federal taxes, other than a minimal amount for alternative minimum tax. We will pay state and foreign income taxes, which are not expected to be significant.

  Pension and post-retirement obligations: We presently anticipate contributing $11.6 million and $3.8 million, respectively, to fund our pension and post-retirement plans during 2006 versus expense of $3.5 million and $2.9 million, respectively. As of June 30, 2006, $4.6 million and $1.9 million, respectively, of contributions have been made.

Financial condition and liquidity

We expect to use cash to, among other things, satisfy contractual obligations, fund working capital requirements and make capital expenditures. We believe that our cash flows from operations, existing cash and cash equivalents and available capacity under our revolving credit facility will be sufficient to meet our reasonably foreseeable liquidity needs.

In line with industry practice, we are often required to provide performance and surety bonds to customers under fixed-price contracts. These bonds indemnify the customer should we fail to perform our obligations under the contract. If a bond is required for a particular project and we are unable to obtain an appropriate bond, we cannot pursue that project. We have existing bonding capacity but, as is customary, the issuance of a bond is at the sureties' discretion. Moreover, due to events that affect the insurance and bonding markets generally, bonding may be more difficult to obtain in the future or may only be available at significant additional cost. Although there can be no assurance that bonds will continue to be available on reasonable terms, we believe that we have access to the bonding necessary to achieve our operating goals.

We continually evaluate alternative capital structures and the terms of our credit facilities. We may also, from time to time, pursue opportunities to complement existing operations through business combinations and participation in ventures, which may require additional financing and utilization of our capital resources.

Contractual obligations

On April 20, 2006, a seven-year extension, through 2014, of our Princeton, New Jersey Business Unit headquarters lease was signed resulting in an additional lease commitment of approximately $43.9 million.

Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA")

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

EBITDA is used by our management as a supplemental financial measure to evaluate the performance of our business that, when viewed with our GAAP results and the accompanying reconciliations, we believe provides a more complete understanding of factors and trends affecting our business than the GAAP results alone. We also regularly communicate our EBITDA to the public through our earnings releases because it is a financial measure commonly used by analysts that cover our industry to evaluate our performance as compared to the performance of other companies that have different financing and capital structures or effective tax rates. In addition, EBITDA is a financial measure used in the financial covenants of our credit facility and, therefore, is a financial measure to evaluate our compliance with our financial covenants. Management compensates for the above-described limitations of using a non-GAAP financial measure by using this non-GAAP financial measure only to supplement our GAAP results to provide a more complete understanding of the factors and trends affecting our business. Components of EBITDA are presented below:

                                                  Three Months Ended    Six Months Ended
                                                --------------------  --------------------
                                                June 30,    July 1,   June 30,    July 1,
(In millions)                                     2006       2005*      2006       2005*
----------------------------------------------  ---------  ---------  ---------  ---------
Net income (loss)                              $    28.7  $    (1.8) $    47.7  $    14.3
Interest expense (a)                                 1.8        6.5        3.7        9.9
Tax expense (benefit)                               20.2       (6.9)      33.7        7.0
Depreciation and amortization                       13.8        4.8       23.0        9.1
                                                ---------  ---------  ---------  ---------
Total                                          $    64.5  $     2.6  $   108.1  $    40.3
                                                =========  =========  =========  =========

________________

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

                                                  Three Months Ended    Six Months Ended
                                                --------------------  --------------------
                                                June 30,    July 1,   June 30,    July 1,
(In millions)                                     2006       2005*      2006       2005*
----------------------------------------------  ---------  ---------  ---------  ---------
EBITDA                                         $    64.5  $     2.6  $   108.1  $    40.3
Interest expense                                    (1.8)      (6.5)      (3.7)      (9.9)
Tax benefit (expense)                              (20.2)       6.9      (33.7)      (7.0)
Cash paid for reorganization items                  (0.5)      (0.4)      (1.0)      (0.7)
Amortization and write-off of financing fees         0.5        4.3        1.1        5.2
Non-cash income tax expense                         16.7       (8.1)      26.0        3.7
Minority interests in loss (income) of
  consolidated subsidiaries, net of tax              1.0       (2.2)       2.4        2.5
Equity in income of unconsolidated affiliates,
  less dividends received                            1.8        1.5       (8.7)      (2.2)
Gain on sale of assets, net                         (0.6)        --       (0.8)      (0.5)
Stock-based compensation                             3.9        0.8        6.0        2.3
Changes in net operating assets, liabilities
  and other, net of business acquisition           (14.9)     (13.7)     (70.7)     (27.8)
                                                ---------  ---------  ---------  ---------
Net cash provided (used) by operating
  activities                                   $    50.4  $   (14.8) $    25.0  $     5.9
                                                =========  =========  =========  =========
Net cash provided by operating activities for
  the six months ended June 30, 2006           $    25.0
Less: Net cash used by operating
  activities for the three months ended
  March 31, 2006                                   (25.4)
                                                ---------
Net cash provided by operating activities for
  the three months ended June 30, 2006         $    54.0
                                                =========
Net cash provided by operating activities
  for the six months ended July 1, 2005                   $     5.9
Less: Net cash provided by operating
  activities for the three months ended
  April 1, 2005                                                20.7
                                                           ---------
Net cash used by operating activities for
  the three months ended July 1, 2005                     $    26.6
                                                           =========

_________

* Adjusted to include the retroactive impact of adopting the fair value method of recording compensation expense associated with stock options, see Note 11 of Notes to Condensed Consolidated Financial Statements in Item 1 of this report.

ACCOUNTING STANDARDS

Recently issued accounting standards

In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes, with respect to FAS 109, Accounting for Income Taxes, regarding accounting for and disclosure of uncertain tax positions. FIN No. 48 is intended to reduce the diversity in practice associated with the recognition and measurement related to accounting for uncertainty in income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact this interpretation will have on our financial statements.

Adoption of accounting standards

In the mining industry, companies may be required to remove overburden and waste materials to access mineral deposits. The costs of removing overburden and waste materials are referred to as "stripping costs." MIBRAG incurs significant stripping costs in its lignite coal mining operations. MIBRAG's mines are open pit mines which cover several square miles and have an estimated remaining life of 40 or more years. Because of the mining procedures used, MIBRAG generally does not maintain any significant inventory of mined coal. In March 2005, the EITF reached a consensus on Issue No. 04-6, Accounting for Stripping Costs Incurred during Production in the Mining Industry. The EITF concluded that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the cost of inventory produced during the period that stripping costs are incurred. We were required to adopt EITF No. 04-6 in the first quarter of 2006. Based upon MIBRAG's deferred stripping costs recorded as of December 30, 2005, the adoption of EITF No. 04-6 resulted in a reduction of our investments in unconsolidated affiliates and a reduction of total stockholders' equity of $83.1 million and $54.1 million, respectively. EITF No. 04-6 provides that any adjustment from adoption be recognized as a cumulative effect adjustment to beginning retained earnings in the period of adoption.

Under EITF No. 04-6 costs of removing overburden are now expensed in the period incurred. The execution of MIBRAG's mine plans may result in fiscal periods during which costs incurred for the removal of overburden will not bear a direct relationship to the revenue derived from the sale of coal. This may result in a degree of variability in the future reported earnings of MIBRAG. During the three and six months ended June 30, 2006, equity in income of unconsolidated affiliates increased $0.5 million and $1.3 million, respectively, due to the change in accounting for stripping costs as compared to the prior method of deferring stripping costs and expensing as the associated coal deposit was extracted and sold.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

Our exposure to market risk for changes in interest rates relates primarily to our credit facility. Substantially all cash and cash equivalents at June 30, 2006 were held in highly liquid instruments.

From time to time, we may effect borrowings under bank credit facilities or otherwise for general corporate purposes, including working capital requirements and capital expenditures. Borrowings under our credit facility, of which there currently are none, bear interest at the applicable LIBOR or prime rate, plus an additional margin and, therefore, are subject to fluctuations in interest rates.

Foreign currency risk

We conduct our business in various regions of the world. Our operations are, therefore, subject to volatility because of currency fluctuations, inflation changes and changes in political and economic conditions in these countries. We are subject to foreign currency translation and exchange issues, primarily with regard to our mining venture, MIBRAG, in Germany. At June 30, 2006 and December 30, 2005, the cumulative adjustments for translation gains, net of related income tax benefits, were $23.3 million and $19.3 million, respectively. While we endeavor to enter into contracts with foreign customers with repayment terms in U.S. dollars in order to mitigate foreign exchange risk, our revenues and expenses are sometimes denominated in local currencies, and our results of operations may be affected adversely as currency fluctuations affect our pricing and operating costs or those of our competitors. We may engage from time to time in hedging operations, including forward foreign exchange contracts, to reduce the exposure of our cash flows to fluctuations in foreign currency rates. We do not engage in hedging for speculative investment reasons. We can give no assurances that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies.

During 2005 and 2006, we entered into forward foreign currency contracts to hedge contracts to acquire equipment denominated in Canadian dollars and South African Rand. As of June 30, 2006, we had forward foreign exchange contracts to sell U.S. dollars and buy Canadian dollars and to sell U.S. dollars and buy South African Rand. The notional value of the Canadian dollar contracts was $18.4 million and the duration was less than six months. The notional value of the South African Rand contracts was $4.0 million and the duration was four months. The estimated fair value of the contracts was not significant as of June 30, 2006.

We do not have any other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 4. CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission ("SEC") rules and forms. As of the date of the financial statements, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective.

  CEO and CFO certificates

Attached as Exhibits 31.1 and 31.2 to this report on Form 10- Q, are two certifications, one each by the CEO and the CFO. They are required in accordance with Rule 13a-14 of the Exchange Act. This Item 4, Controls and Procedures, includes the information concerning the controls evaluation referred to in the certifications and should be read in conjunction with the certifications.

  Disclosure controls

"Disclosure Controls" are controls and procedures that are designed to reasonably ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure Controls are also designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO.

  Internal control over financial reporting

Our Disclosure Controls include components of our "Internal Control over Financial Reporting." Internal Control over Financial Reporting is a process designed by, or under the supervision of our principal executive and principal financial officers, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those polices and procedures that:

    Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

    Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directs; and

    Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

    Limitations on the effectiveness of controls

Our management, including the CEO and CFO, does not expect that our Disclosure Controls and/or our Internal Control over Financial Reporting will prevent or detect all error or fraud. A system of controls is able to provide only reasonable, not complete, assurance that the control objectives are being met, no matter how extensive those control systems may be. Also, control systems must be established considering the benefits of a control system relative to its costs. Because of these inherent limitations that exist in all control systems, no evaluation of controls can provide absolute assurance that all errors or fraud, if any, have been detected. The inherent limitations in control systems include various human and systems factors that may include errors in judgment or interpretation regarding events or circumstances or inadvertent error. Additionally, controls can be circumvented by the acts of a single person, by collusion on the part of two or more people or by management override of the control over time, controls can also become ineffective as conditions, circumstances, policies, technologies, level of compliance, and people change. Because of such inherent limitations, in any cost-effective control system over financial information, misstatements may occur due to error or fraud and may not be detected.

  Scope of evaluation of Disclosure Controls

The evaluation of our Disclosure Controls performed by our CEO and CFO included obtaining an understanding of the design and objective of the controls, the implementation of those controls and the result of the controls on this report on Form 10-Q. We have established a Disclosure Committee whose duty is to perform procedures to evaluate the Disclosure Controls and provide the CEO and CFO with the results of their evaluation as part of the information considered by the CEO and CFO in their evaluation of Disclosure Controls. In the course of the evaluation of Disclosure Controls, we reviewed the controls that are in place to record, process, summarize and report, on a timely basis, matters that required disclosure in our reports filed under the Securities Exchange Act of 1934. We also considered the adequacy of the items disclosed in this report on Form 10-Q.

  Conclusions

Based upon the evaluation of Disclosure Controls described above, our CEO and CFO have concluded that, subject to the limitations described above, our Disclosure Controls are effective to provide reasonable assurance that material information relating to Washington Group and its consolidated subsidiaries is made known to management, including the CEO and CFO, so that required disclosures have been included in this report on Form 10-Q.

We have also reviewed our Internal Control over Financial Reporting during the most recent quarter, and our CEO and CFO have concluded that there have been no changes that materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.

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

We believe that all of our asbestos claims are fully insured except for asbestos claims relating to a subsidiary acquired in 1986. Based on the 1986 stock purchase agreement and the insurance policies obtained by the prior owners of the subsidiary, we believe we are entitled to the benefit of the insurance coverage obtained by the prior owners. We have tendered the claims related to the acquired company to such insurance carriers, and to date, one carrier has agreed to pay at least a portion of the claims related to the subsidiary.

The outcome of these claims, including the adequacy of insurance coverage, cannot be predicted with certainty. However, we believe that any possible additional loss, including related legal fees, will not be material.

We also incorporate by reference the information regarding legal proceedings set forth under the caption "Legal Matters" in Note 9, "Contingencies and Commitments" of the Notes to Condensed Consolidated Financial Statements in Item 1 of this report.

Our reorganization case is In re Washington Group International, Inc. and Related Cases, Docket No. BK-N 01-31627-GWZ, in the U.S. Bankruptcy Court for the District of Nevada.

The personal injury and property damage lawsuits discussed under the caption "Legal Matters" and referred to as "New Orleans Levee Failure Class Action Litigation" in Note 9, "Contingencies and Commitments" of the Notes to Condensed Consolidated Financial Statements in Item 1 of this report refers to Berthelot et. al. v. Boh Bros. Construction Co., LLC, et. al., Case No. 05-4182, Vodanovich et al. v. Boh Bros. Construction Co., LLC, et al., Case No. 05-5237, Kirsch et al. v. Boh Bros. Construction Co., LLC, et al., Case No. 05-6073, Ezell v. Boh Bros. Construction Co., LLC, et al., Case No. 05-6314, Brown et al. v. Boh Bros. Construction Co., LLC, et al., Case No. 05-6324, LeBlanc et al. v. Boh Bros. Construction Co., LLC, et al., Case No. 05-6327, Tauzin v. The Board of Commissioners for the Orleans Parish Levee District et al., Case No. 06-0020, Mary Beth Finney, et al., Case No. 06-0886, Herbert W. Christenberry, et al. v. Board of Commissioners of the Orleans Levee District, et al., Case No. 06.2278, Sanchez et al. v. Boh Bros. Construction Co., LLC, et al., Case No. 06-2287, and Bradley et al. v. Boh Bros. Construction Co., LLC, et al., Case No. 06225, all currently pending in the United States District Court for the Eastern District of Louisiana; and consolidated under the Berthelot case.

The lawsuit relating to our USAID-financed projects in Egypt discussed under the caption "Legal Matters" and referred to as "Litigation and Investigation related to USAID Egyptian Projects" in Note 9, "Contingencies and Commitments" of the Notes to Condensed Consolidated Financial Statements in Item 1 of this report refers to United States of America v. Washington Group International, Inc., et al., Case No. CIV-04545S-EJL in the U.S. District Court for the District of Idaho.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Repurchases of Equity Securities

As part of the Plan of Reorganization, 8,520,424 stock purchase warrants were issued and awarded to the unsecured creditor pool. On August 3, 2005, we announced that our Board of Directors authorized management to purchase, from time to time, up to $50,000,000 of outstanding warrants and shares of common stock in open market or negotiated transactions. During the fourth quarter of 2005 and the first and second quarters of 2006, our Board of Directors authorized four increases in the amount of common stock and warrants that may be purchased under the program to a total of $175,000,000 as of June 30, 2006. As of January 25, 2006, all outstanding warrants expired. The shares of common stock purchased under the program during the three months ended June 30, 2006 are as follows:

			(c) Total Number of	(d) Approximate Dollar
			Shares Purchased	Value of Shares that
		(b) Average	as Part of Publicly	May Yet be Purchased
	(a) Total Number	Price Paid per	Announced Plans or	Under the Plans or
Period	of Shares Purchased	Share	Programs	Programs

Common Stock
April 1, 2006 - April 28, 2006	460,976	$57.49	460,976	$ 643,506
April 29, 2006 - May 26, 2006	-	-	-	25,643,506
May 27, 2006 - June 30, 2006	-	-	-	25,643,506

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The annual meeting of the Corporation's stockholders was held on May 19, 2006.

(b) At the annual meeting, stockholders of record on March 31, 2006, were entitled to vote 29,381,912 shares of common stock. A total of 26,380,693 shares were represented at the meeting. The results of voting at the annual meeting are summarized below:

(1) Nominees for terms of office to continue until the annual meeting of stockholders in 2007:

	For	Withheld

John R. Alm	26,157,475	223,218
David H. Batchelder	26,158,094	222,599
Michael R. D'Appolonia	25,735,242	645,451
C. Scott Greer	25,510,283	870,410
Gail E. Hamilton	26,155,625	225,068
Stephen G. Hanks	26,316,794	63,899
William H. Mallender	25,353,348	1,027,345
Michael P. Monaco	26,157,875	222,818
Cordell Reed	26,156,344	224,349
Dennis R. Washington	25,673,910	706,783
Dennis K. Williams	25,735,342	645,351

(2) Ratification of the appointment of Deloitte & Touche LLP as independent auditor of the Corporation:

For	Against	Abstain	Broker Non-Vote

26,355,897	22,690	2,106	0

ITEM 6. EXHIBITS

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

Date: August 7, 2006

WASHINGTON GROUP INTERNATIONAL, INC.

EXHIBIT INDEX

Copies of exhibits will be provided upon request at a fee of $.25 per page requested.
Exhibit
Number	Exhibit Description

10.1*

Incremental Tranche A Facility Commitment Assumption Agreement dated as of July 5, 2006, among Washington Group International, Inc., the lenders and issuers party thereto and Credit Suisse, as Administrative Agent.      PDF

31.1*	Certification of the Principal Executive Officer of Washington Group International, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer of Washington Group International, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                 Filed herewith.

+                  Furnished herewith.