Form 10-Q
period 2006-09-29
WASHINGTON GROUP INTERNATIONAL INC
filed 2006-11-06
CIK 906469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended

September 29, 2006

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
☒  Yes   ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Securities Exchange Act. (Check one):

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
☒  Yes   ☐ No

At October 30, 2006, 29,848,138 shares of the registrant’s $.01 par value common stock were outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	September 29, 2006	September 30, 2005 *	September 29, 2006	September 30, 2005 *
Revenue	$824,354	$814,969	$2,542,753	$2,289,014
Cost of revenue	(808,847)	(772,319)	(2,426,850)	(2,198,778)
Gross profit	15,507	42,650	115,903	90,236
Equity in income of unconsolidated affiliates	12,321	10,021	29,137	19,287
General and administrative expenses	(20,619)	(17,754)	(55,626)	(44,907)
Operating income	7,209	34,917	89,414	64,616
Interest income	2,968	1,899	8,106	5,960
Interest expense	(1,199)	(1,866)	(4,883)	(8,223)
Write-off of deferred financing fees	(5,063)	─	(5,063)	(3,588)
Other expense, net	(171)	(547)	(68)	(552)
Income before income taxes and minority interests	3,744	34,403	87,506	58,213
Income tax expense	(1,606)	(13,076)	(35,302)	(20,068)
Minority interests in (income) loss of consolidated subsidiaries, net of tax	2,175	(2,192)	(231)	(4,686)

Net income	$4,313	$19,135	$51,973	$33,459

Net income per share:
Basic	$0.15	$0.73	$1.81	$1.29
Diluted	0.14	0.61	1.69	1.10

Shares used to compute net income per share:
Basic	28,765	26,214	28,638	25,899
Diluted	30,706	31,357	30,680	30,311

The accompanying notes are an integral part of the condensed consolidated financial statements.

*     Adjusted to include the retroactive impact of adopting the fair value method of recording compensation expense associated with stock options, see Note 11.

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In thousands, except per share data)	September 29, 2006	December 30, 2005 *
ASSETS
Current assets
Cash and cash equivalents	$199,095	$237,706
Restricted cash	52,759	52,533
Accounts receivable, including retentions of $16,405 and $22,849, respectively	210,349	275,623
Unbilled receivables	401,813	256,090
Investments in and advances to construction joint ventures	53,976	56,668
Deferred income taxes	110,408	107,798
Other	44,759	41,202
Total current assets	1,073,159	1,027,620

Investments and other assets
Investments in unconsolidated affiliates	113,351	172,448
Goodwill	103,897	162,270
Deferred income taxes	207,510	142,525
Other assets	41,610	59,362
Total investments and other assets	466,368	536,605

Property and equipment
Construction equipment	153,788	121,109
Other equipment and fixtures	49,379	40,415
Buildings and improvements	12,099	12,575
Land and improvements	584	2,403
Total property and equipment	215,850	176,502
Less accumulated depreciation	(91,817)	(75,748)
Property and equipment, net	124,033	100,754

Total assets	$1,663,560	$1,664,979

The accompanying notes are an integral part of the condensed consolidated financial statements.

*     Adjusted to include the retroactive impact of adopting the fair value method of recording compensation expense associated with stock options, see Note 11.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(UNAUDITED)

(In thousands, except per share data)	September 29, 2006	December 30, 2005*
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and subcontracts payable, including retentions of $23,853 and $32,127, respectively	$303,002	$253,559
Billings in excess of cost and estimated earnings on uncompleted contracts	163,377	239,106
Accrued salaries, wages and benefits, including compensated absences of $54,557 and $49,578, respectively	157,871	158,033
Other accrued liabilities	52,602	46,639
Total current liabilities	676,852	697,337

Non-current liabilities
Self-insurance reserves	74,565	66,933
Pension and post-retirement benefit obligations	93,234	99,239
Other non-current liabilities	39,490	38,801
Total non-current liabilities	207,289	204,973

Contingencies and commitments (Note 9)

Minority interests	4,869	5,578

Stockholders’ equity
Preferred stock, par value $.01 per share, 10,000 shares authorized	─	─
Common stock, par value $.01 per share, 100,000 shares authorized; 29,808 and 26,870 shares issued, respectively	298	269
Capital in excess of par value	663,120	574,094
Stock purchase warrants	─	15,104
Retained earnings	154,619	157,239
Treasury stock, 944 and 32 shares, respectively, at cost	(54,259)	(1,307)
Unearned compensation - restricted stock	(9,429)	(4,233)
Accumulated other comprehensive income	20,201	15,925
Total stockholders’ equity	774,550	757,091

Total liabilities and stockholders’ equity	$1,663,560	$1,664,979

The accompanying notes are an integral part of the condensed consolidated financial statements.

*     Adjusted to include the retroactive impact of adopting the fair value method of recording compensation expense associated with stock options, see Note 11.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months Ended
(In thousands)	September 29, 2006	September 30, 2005 *
Operating activities
Net income	$51,973	$33,459
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Cash paid for reorganization items	(1,780)	(1,613)
Depreciation of property and equipment	22,002	14,645
Amortization of intangible assets	11,346	─
Amortization and write-off of deferred financing fees	6,394	5,748
Non-cash income tax expense	30,292	17,099
Minority interests in income of consolidated subsidiaries, net of tax	231	4,686
Equity in income of unconsolidated affiliates, less dividends received	(15,892)	(7,554)
Gain on sale of assets, net	(1,749)	(820)
Stock-based compensation	8,201	3,436
Changes in operating assets, liabilities and other, net of business acquisition	(107,902)	(73,518)
Net cash provided (used) by operating activities	3,116	(4,432)

Investing activities
Property and equipment additions	(44,120)	(51,584)
Property and equipment disposals	3,749	6,676
Business acquisition, net of cash acquired of $563	(6,103)	─
Purchases of short-term investments	─	(74,900)
Sales of short-term investments	─	105,100
Change in restricted cash	(226)	22,127
Contributions and advances to unconsolidated affiliates	(1,632)	(3,608)
Other	─	(518)
Net cash used by investing activities	(48,332)	3,293

Financing activities
Proceeds from exercise of stock options and warrants	84,297	19,979
Excess tax benefit from exercise of stock options	4,715	4,230
Purchase of warrants and treasury stock	(79,650)	(20,976)
Payment of financing fees	─	(4,577)
Payoff of loan assumed in business acquisition	(1,668)	─
Distributions to minority interest, net	(1,089)	(597)
Net cash provided (used) by financing activities	6,605	(1,941)

Decrease in cash and cash equivalents	(38,611)	(3,080)
Cash and cash equivalents at beginning of period	237,706	224,529

Cash and cash equivalents at end of period	$199,095	$221,449

Supplemental disclosure of cash flow information
Interest paid	$2,740	$6,076
Income taxes paid (refunded), net	2,254	1,812
Settlement payments related to tax audits of prior periods	6,983	6,406

The accompanying notes are an integral part of the condensed consolidated financial statements.

*     Adjusted to include the retroactive impact of adopting the fair value method of recording compensation expense associated with stock options, see Note 11.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
(In thousands)	September 29, 2006	September 30, 2005 *	September 29, 2006	September 30, 2005 *
Net income	$4,313	$19,135	$51,973	$33,459
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(54)	(508)	4,010	(13,190)
Other	207	227	266	703
Other comprehensive income (loss), net of tax	153	(281)	4,276	(12,487)

Comprehensive income	$4,466	$18,854	$56,249	$20,972

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

Business

We are an international provider of a broad range of design, engineering, construction, construction management, facilities and operations management, environmental remediation and mining services to diverse public and private sector clients, including (i) engineering, construction and operations and maintenance services in nuclear and fossil power markets; (ii) engineering, construction, construction management and operations and maintenance services for the highway and bridge, airport and seaport, dam, tunnel, water resource and railway markets; (iii) contract mining, technical and engineering services for the metals, precious metals, coal, minerals and minerals processes markets; (iv) design, engineering, procurement, construction and construction management and operations and maintenance services for industrial companies; (v) design, engineering, construction, management and operations and closure services for weapons and chemical demilitarization programs for governmental clients; and (vi) comprehensive nuclear and other environmental and hazardous substance remediation as well as management and operations services for governmental and private-sector clients. In providing these services, we enter into four basic types of contracts: fixed-price or lump-sum contracts providing for a fixed price for all work to be performed; fixed-unit-price contracts providing for a fixed price for each unit of work to be performed; target-price contracts providing for an agreed upon price whereby we absorb all or a portion of cost escalations to the extent of our expected fee or profit and are reimbursed for costs which continue to escalate beyond our expected fee and share in the cost savings based on a negotiated formula; and cost-type contracts providing for reimbursement of costs plus a fee. Engineering, construction management, maintenance and environmental and hazardous substance remediation contracts are typically awarded pursuant to a cost-type contract.

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

The accompanying condensed consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. The financial statements include the accounts of Washington Group and all of its majority-owned subsidiaries and certain majority-owned construction joint ventures. Investments in unconsolidated construction joint ventures are accounted for using the equity method in the consolidated balance sheets, with our proportionate share of revenue, cost of revenue and gross profit included in the consolidated statements of income. Investments in unconsolidated affiliates are accounted for under the equity method. All significant intercompany transactions and accounts have been eliminated in consolidation.

The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our 2005 Annual Report. The accompanying condensed consolidated balance sheet at December 30, 2005 and related footnote disclosures included herein have been derived from the audited consolidated balance sheet and related footnotes included in the 2005 Annual Report.

In our opinion, the accompanying condensed consolidated financial statements reflect all adjustments of a recurring nature that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations and cash flows for the interim periods presented are not necessarily indicative of results of operations and cash flows to be expected for the full year.

Our fiscal year is the 52/53 weeks ending on the Friday closest to December 31.

The preparation of our condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. On an ongoing basis, we review our estimates based on information that is currently available. Changes in facts and circumstances may cause us to revise estimates.

Reclassification

The accompanying condensed consolidated statement of cash flows for the nine months ended September 29, 2005 reflects the $22.1 million change in restricted cash as an investing activity to conform to the 2006 presentation. Previously, the change in restricted cash was included in cash and cash equivalents.

3.	ACCOUNTING STANDARDS

Recently issued accounting standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No.157, Fair Value Measurements.  SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact, if any, that SFAS No. 157 will have on our financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS No. 158 requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position, recognize changes in that funded status in the year in which the changes occur through comprehensive income and measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year. The provisions of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. We believe the adoption of SFAS No. 158 will result in an approximate $6.0 million increase in our pension and post-retirement benefit obligations (based on October 31, 2005 valuations).

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulleting (“SAB”) No. 108 which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB No. 108 is effective for financial statements issued for fiscal years ending after November 15, 2006. We do not believe that the adoption of SAB No. 108 will have an impact on our financial statements.

In July 2006, the FASB issued FASB Interpretation ("FIN") No. 48, Accounting for Uncertainty in Income Taxes, with respect to FASB Statement No. 109, Accounting for Income Taxes, regarding accounting for and disclosure of uncertain tax positions. FIN No. 48 is intended to reduce the diversity in practice associated with the recognition and measurement related to accounting for uncertainty in income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. We are currently evaluating the impact, if any, that FIN No. 48 will have on our financial statements.

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

Under EITF No. 04-6, costs of removing overburden are now expensed in the period incurred. The execution of MIBRAG’s mine plans may result in fiscal periods during which costs incurred for the removal of overburden will not bear a direct relationship to the revenue derived from the sale of coal. This may result in a degree of variability in the future reported earnings of MIBRAG. During the three and nine months ended September 29, 2006, equity in income of unconsolidated affiliates increased $0.4 million and $1.7 million, respectively, due to the change in accounting for stripping costs as compared to the prior method of deferring stripping costs and expensing as the associated coal deposit was extracted and sold.

In June 2005, the FASB ratified the consensus reached in EITF Issue No. 05-5, Accounting for Early Retirement or Post-employment Programs with Specific Features (Such as Terms Specified in Altersteilzeit Early Retirement Arrangements). EITF No. 05-5 addresses the timing of recognition of salaries, bonuses and additional pension contributions associated with certain early retirement arrangements typical in Germany (as well as similar programs). The EITF also specified the accounting for government subsidies related to these arrangements. The effect of applying EITF No. 05-5 was to be recognized prospectively as a change in accounting estimate effected by a change in accounting principle under SFAS No. 154, Accounting Changes and Error Corrections - a Replacement of APB Opinion No. 20 and FASB Statement No. 3. MIBRAG provides early retirement arrangements to its employees pursuant to a program designed by the German government. Prior to EITF No. 05-5, the additional compensation related to the early retirement program had been accrued and expensed at the time an employee elected to participate. However, EITF No. 05-5 requires that the additional compensation be recognized ratably over the employee’s remaining service period. Accordingly, the adoption of EITF No. 05-5 in the first quarter of 2006 increased MIBRAG’s earnings as the prior accruals were reversed, resulting in a $2.1 million increase in our equity in earnings of MIBRAG.

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

Construction joint ventures

We participate in unconsolidated construction joint ventures that are formed to bid, negotiate and complete specific projects. The unconsolidated construction joint ventures are reflected in our consolidated balance sheets as “Investments in and advances to construction joint ventures” using the equity method with our proportionate share of revenue, cost of revenue and gross profit included in our consolidated statements of income. The size, scope and duration of joint-venture projects vary among periods. The tables below present the financial information of our unconsolidated construction joint ventures in which we do not hold a controlling interest but do exercise significant influence. At September 29, 2006 and December 30, 2005, $46.7 million and $72.4 million, respectively, were included in our consolidated balance sheets under the caption “Billings in excess of cost and estimated earnings on uncompleted contracts,” representing our share of the excess of liabilities over assets primarily due to accrued contract losses of unconsolidated construction joint ventures.

Combined financial position of unconsolidated construction joint ventures (In thousands)	September 29, 2006	December 30, 2005
Current assets	$357,036	$298,935
Property and equipment, net	8,732	9,582
Current liabilities	(327,516)	(353,728)
Net assets (liabilities)	$38,252	$(45,211)

	Three Months Ended		Nine Months Ended
Combined results of operations of unconsolidated construction joint ventures (In thousands)	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
Revenue	$278,286	$353,703	$829,708	$711,443
Cost of revenue	(278,500)	(344,158)	(814,578)	(769,606)
Gross profit (loss)	$(214)	$9,545	$15,130	$(58,163)

	Three Months Ended		Nine Months Ended
Washington Group’s share of results of operations of unconsolidated construction joint ventures (In thousands)	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
Revenue	$123,902	$164,274	$375,739	$318,093
Cost of revenue	(130,727)	(159,981)	(377,303)	(345,423)
Gross profit (loss)	$(6,825)	$4,293	$(1,564)	$(27,330)

Beginning in 2004, contract losses have been recognized by a construction joint venture in which we have a 50 percent interest on a $387.0 million fixed-price roadway interchange and bridge project. Through September 29, 2006, we have recorded a total of $121.9 million of contract losses on this project. The losses have resulted from various developments including final design and other client specifications, state regulatory agency requirements, material quantity and cost growth, higher subcontractor and labor costs, and impacts from schedule delays. During the three and nine months ended September 29, 2006, charges of $15.0 million and $21.9 million, respectively, were recorded as compared to $5.0 million and $43.6 million during the three and nine months ended September 30, 2005, respectively.  The contract is approximately 65 percent complete, measured on a cost-to-cost basis, and is scheduled to be complete in 2007.

Pursuant to the fixed-price agreement, the joint venture is liable for specified liquidated damages to the clients if certain project schedule milestones are not met. Based on schedule delays to date, the liquidated damages could amount to approximately $28.0 million, of which our share would be $14.0 million. No potential liquidated damages have been included in the current estimated contract loss because we believe it is unlikely any liquidated damages will be owed once schedule relief for client directed changes has been determined.

To date, only a small portion of the cost increases have been agreed to with the clients and acknowledged with change orders. Pending change orders and claims submitted to the client total approximately $98.8 million (of which our share is $49.4 million), an additional $41.8 million are in process (of which our share is $20.9 million), and more will follow. We believe there will be significant recoveries once the claim process is completed. Recoveries are recognized only when it is probable they will result in additional revenue and the amounts can be reliably estimated, which generally occurs when amounts have been received or awarded. We have not recognized any recoveries related to the pending change orders and claims. Operating results to date are based on current estimates and actual results may differ from our estimates.

Unconsolidated affiliates

At September 29, 2006 and December 30, 2005, we held ownership interests in unconsolidated affiliates that are accounted for under the equity method, the most significant of which are two incorporated mining ventures: MIBRAG (50 percent) and Westmoreland Resources (20 percent). We provide consulting services to MIBRAG and contract mining services to Westmoreland Resources. The tables below present the financial information of our unconsolidated affiliates in which we do not hold a controlling interest but do exercise significant influence.

Combined financial position of unconsolidated affiliates (In thousands)	September 29, 2006	December 30, 2005
Current assets	$173,233	$156,537
Property and equipment, net	583,757	530,140
Other non-current assets	465,964	622,217
Current liabilities	(94,691)	(88,710)
Long-term debt, non-recourse to parents	(226,220)	(225,512)
Other non-current liabilities	(671,515)	(648,085)
Net assets	$230,528	$346,587

	Three Months Ended		Nine Months Ended
Combined results of operations of unconsolidated affiliates (In thousands)	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
Revenue	$161,593	$125,290	$440,011	$347,012
Cost of revenue	(124,662)	(104,821)	(363,503)	(307,032)
Gross profit	$36,931	$20,469	$76,508	$39,980

As disclosed in Note 3, effective December 31, 2005, MIBRAG adopted EITF No. 04-6 and wrote off $166.3 million of deferred stripping costs which were classified as other non-current assets as of December 30, 2005 in the above table.

5.	CREDIT FACILITIES

We have a Senior Secured Revolving Credit Facility (the "Credit Facility") that provides for up to $350.0 million in the aggregate of loans and other financial accommodations. Previously, the Credit Facility consisted of a tranche A facility of $247.5 million and a tranche B facility of $102.5 million. Borrowings and letters of credit were allocated, pro rata, between tranche A and tranche B. On July 5, 2006, we restructured the Credit Facility resulting in an increase in the size of the tranche A facility to $350.0 million and the elimination of the tranche B facility. The scheduled termination date of June 14, 2010 did not change and the terms of tranche A remained the same. The tranche A borrowing rate is LIBOR plus an additional margin of 2.00 percent or, at our option, prime plus an additional margin of 1.00 percent, subject in each case to a 0.25 percent reduction upon our obtaining a specified long-term debt rating. As of September 29, 2006, the effective one month LIBOR borrowing rate was 7.32 percent. As a result of the restructuring, $5.1 million of deferred financing fees were written off in the three months ended September 29, 2006.

The Credit Facility also provides for other fees, including commitment and letter of credit fees, normal and customary for such credit agreements. Letter of credit fees are calculated using the applicable LIBOR margins stated above plus an issuance fee that is negotiated with the issuing bank. Commitment fees are calculated on the remaining borrowing capacity after subtracting any outstanding borrowings and letters of credit. The tranche A commitment fee is 0.50 percent (subject to a 0.25 percent reduction upon our obtaining a specified long-term debt rating). As of September 29, 2006, $88.8 million in face amount of letters of credit were issued and outstanding and no borrowings were outstanding leaving a borrowing capacity of $261.2 million under the Credit Facility.

The Credit Facility contains financial covenants requiring the maintenance of specified financial and operating ratios, and specified events of default that are typical for a credit facility of this size, type and tenor. The Credit Facility also contains covenants that limit our ability and the ability of some of our subsidiaries to incur debt, grant liens, provide guarantees, make investments, merge with or acquire other companies and pay dividends. As of September 29, 2006, we were in compliance with all of the financial covenants under the Credit Facility. The Credit Facility is secured by substantially all of the assets of Washington Group and our wholly owned domestic subsidiaries.

As a result of an amendment to the Credit Facility in June 2005, $3.6 million of deferred financing fees were written off during the second quarter of 2005.

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

Power provides engineering, construction and maintenance services in nuclear and fossil power markets for turnkey new power plant construction, plant expansion, retrofit and modification, decontamination and decommissioning, general planning, siting and licensing and environmental permitting.

Infrastructure provides engineering, construction, construction management, and operations and maintenance services for highways and bridges, airports and seaports, tunnels and tube tunnels, railroad and transit lines, water storage and transport, water treatment, site development and hydroelectric facilities. The business unit generally performs as a general contractor or as a joint venture partner with other contractors on domestic and international projects.

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

Defense provides a complete range of technical services to the U.S. Department of Defense (“DoD”), including operations and management services, environmental and chemical demilitarization services, waste handling and storage, architectural engineering services and engineering, procurement and construction services for the armed forces.

Energy & Environment provides services to the U.S. Department of Energy (“DoE”), which is responsible for maintaining the nation’s nuclear weapons stockpile and performing environmental cleanup and remediation. The business unit also provides the U.S. government with construction, contract management, supply-chain management, quality assurance, administrative and environmental cleanup and restoration services. Energy & Environment provides safety management consulting and waste and environmental technology and engineered products, including radioactive waste containers and technical support services.

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

SEGMENT OPERATING INFORMATION

	Three Months Ended		Nine Months Ended
(In thousands)	September 29, 2006	September 30, 2005 *	September 29, 2006	September 30, 2005 *
Revenue
Power	$170,686	$183,740	$580,604	$521,186
Infrastructure	142,650	167,527	436,893	514,617
Mining	54,264	60,004	120,674	130,350
Industrial/Process	121,205	99,215	371,429	299,776
Defense	145,716	129,365	438,850	414,496
Energy & Environment	187,277	173,652	592,495	406,625
Intersegment, eliminations and other	2,556	1,466	1,808	1,964
Total revenue	$824,354	$814,969	$2,542,753	$2,289,014

Gross profit (loss)
Power	$11,643	$18,080	$33,979	$57,411
Infrastructure	(18,154)	(6,296)	(19,131)	(50,855)
Mining	174	5,552	(9,723)	3,426
Industrial/Process	(3,093)	2,866	3,221	2,075
Defense	10,744	10,272	35,292	42,429
Energy & Environment	14,370	13,238	75,182	38,081
Intersegment and other unallocated operating costs	(177)	(1,062)	(2,917)	(2,331)
Total gross profit	$15,507	$42,650	$115,903	$90,236

Equity in income (loss) of unconsolidated affiliates
Power	$(7)	$80	$(30)	$137
Infrastructure	394	300	1,037	680
Mining	9,618	9,399	24,929	17,538
Industrial/Process	237	193	556	481
Defense	─	─	─	─
Energy & Environment	2,079	49	2,645	451
Total equity in income of unconsolidated affiliates	$12,321	$10,021	$29,137	$19,287

Operating income (loss)
Power	$11,636	$18,159	$33,949	$57,548
Infrastructure	(17,761)	(5,996)	(18,094)	(50,175)
Mining	9,792	14,951	15,205	20,964
Industrial/Process	(2,855)	3,059	3,777	2,556
Defense	10,744	10,272	35,292	42,429
Energy & Environment	16,449	13,288	77,828	38,532
Intersegment and other unallocated operating costs	(177)	(1,062)	(2,917)	(2,331)
Corporate general and administrative expenses	(20,619)	(17,754)	(55,626)	(44,907)
Total operating income	$7,209	$34,917	$89,414	$64,616

*     Adjusted to include the retroactive impact of adopting the fair value method of recording compensation expense associated with stock options, see Note 11.

7.	TAXES ON INCOME

The effective tax rates for the three and nine months ended September 29, 2006 were 42.9 percent and 40.3 percent, respectively. The effective tax rates for the three and nine months ended September 30, 2005 were 38.0 percent and 34.5 percent, respectively.

During the three months ended September 29, 2006, the deferred income tax valuation allowance was decreased by $30.1 million to reflect federal and state net operating loss carryovers which we believe will more likely than not be utilized to offset income tax expense on future earnings. The effect of this change in estimate resulted in an increase of $46.1 million in deferred income tax assets and a corresponding $40.8 million reduction of goodwill and a $5.3 million increase in stockholders’ equity. The $40.8 million reduction of goodwill has reduced financial statement goodwill recorded in connection with our reorganization to zero. Accordingly, the remaining offset to the decrease in valuation allowance was recorded as an increase to stockholders’ equity pursuant to Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. Future benefits from amortization of excess tax deductible goodwill over financial statement goodwill will also be recorded as increases to stockholders’ equity.

8.	BENEFIT PLANS

The components of net benefit cost for our pension and post-retirement benefit plans were as follows:
	Three Months Ended		Nine Months Ended
Pension benefits	September 29,	September 30,	September 29,	September 30,
(In thousands)	2006	2005	2006	2005
Service cost	$297	$1,268	$740	$3,804
Interest cost	1,527	1,174	3,987	3,524
Expected return on assets	(728)	(469)	(1,887)	(1,407)
Recognized net actuarial loss	40	97	68	289
Amortization of prior service costs	32	─	32	─
Net benefit cost	$1,168	$2,070	$2,940	$6,210

	Three Months Ended		Nine Months Ended
Post-retirement benefits	September 29,	September 30,	September 29,	September 30,
(In thousands)	2006	2005	2006	2005
Service cost	$ ─	$191	$ ─	$574
Interest cost	726	728	2,035	2,186
Recognized net actuarial (gain) loss	(10)	(2)	100	(7)
Amortization of prior service costs	9	7	23	20
Net benefit cost	$725	$924	$2,158	$2,773

 Employer Contributions

As previously disclosed in our 2005 Annual Report, we expected to contribute $11.6 million and $3.8 million, respectively, to our pension and post-retirement plans during 2006. During the nine months ended September 29, 2006, $9.3 million and $2.8 million have been contributed to our pension and post-retirement plans, respectively. We anticipate contributing an additional $0.9 million and $1.0 million, respectively, to fund our pension and post-retirement plans in 2006, for a total of $10.2 million and $3.8 million, respectively.

9.	CONTINGENCIES AND COMMITMENTS

Contract related matters

We have cost-type contracts with the U.S. government that require the use of estimated annual rates for indirect costs. The estimated rates are analyzed periodically and adjusted based on changes in the level of indirect costs we expect to incur and the volume of work we expect to perform. The cumulative effect of changes to estimated rates is recorded in the period of the change. Additionally, the allowable indirect costs for U.S. government cost-type contracts are subject to adjustment upon audit by the U.S. government. To the extent that these audits result in determinations that costs claimed as reimbursable are not allowable costs, or were not allocated in accordance with federal regulations, we could be required to reimburse the government for amounts previously received. Audits by the U.S. government of indirect costs are complete through 2003. Audits of 2004 and 2005 indirect costs are in process. During the second quarter of 2006, we completed the 2005 Incurred Cost Submission and reached substantial agreement on settling the 2003 allowable indirect cost audit which, together, resulted in $4.0 million of charges to earnings. The U.S. government is also in the process of auditing insurance related costs reimbursed under government contracts for periods ranging from 1998 through 2005.

U.S. Government Cost Accounting Standards and other regulations also require that accounting changes, as defined, be evaluated for potential impact to the amount of indirect costs allocated to government contracts and that cost impact statements be submitted to the U.S. government for audit. Cost impact statements through 1998 have been audited by the U.S. government and settled. We are in the process of preparing cost impact statements for 1999 through 2005.

While we have recorded reserves for amounts we believe are owed to the U.S. government under cost-type contracts, actual results may differ from our estimates.

Letters of credit

In the normal course of business, we cause letters of credit to be issued in connection with contract performance obligations that are not required to be reflected in the accompanying consolidated balance sheets. We are obligated to reimburse the issuer of such letters of credit for any payments made thereunder. At September 29, 2006 and December 30, 2005, $112.4 million and $119.0 million respectively, in face amount of letters of credit were outstanding. As of September 29, 2006, $88.8 million of the outstanding letters of credit were issued under the Credit Facility. We have pledged $21.0 million of cash and cash equivalents in connection with the letters of credit that were outstanding at September 29, 2006 not related to the Credit Facility.

Indemnities

In connection with a prior sale of a business, we are responsible for environmental losses that exceed $1.3 million related to a specified parcel of the sold property through October 2012. We believe that the indemnification provisions will not have a material adverse effect on our financial position, results of operations or cash flows.

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

In March 2003, we were notified by the Department of Justice (“DoJ”) that the U.S. government (the “Government”) was considering civil litigation against us for potential violations of the USAID source, origin, and nationality regulations in connection with five of our USAID-financed host-country projects located in Egypt beginning in the early 1990s. Following that notification, we responded to inquiries from the DoJ and otherwise cooperated with the Government’s investigation. In November 2004, the Government filed an action in the U.S. District Court for the District of Idaho against us and the companies referred to above with respect to the Egyptian projects (the “Idaho Action”). The Idaho Action was brought under the Federal False Claims Act, the Federal Foreign Assistance Act of 1961, and common law theories of payment by mistake and unjust enrichment. The complaint seeks damages and civil penalties for violations of the statutes and asserts that the Government is entitled to a refund of all amounts paid to us and the other defendants under the specified contracts. The Government alleges that approximately $373.0 million was paid under those contracts. We deny any liability in the action and contest the Government’s damage allegations and its entitlement to any recovery.

Further, on March 23, 2005, we filed a Motion to Enforce the Confirmation Order in the Bankruptcy Court in Nevada, and a Motion to Dismiss or Stay the Action in the Idaho Court pending resolution of the proceedings in the Bankruptcy Court. In the filings in the Bankruptcy Court, we sought dismissal of the Government’s claims pursuant to the Confirmation Order (and other relevant orders of the Bankruptcy Court) because of the Government’s failure to give appropriate notice or otherwise preserve those claims. On August 30, 2005, the Bankruptcy Court granted our Motion to Enforce the Confirmation Order, in total, ruling that all of the Government’s claims (as set forth in the complaint in the Idaho Action) are barred. On November 9, 2005, the Bankruptcy Court confirmed its decision with a written order and detailed findings of fact. The Government has appealed the Bankruptcy Court's order, and that appeal has proceeded through the briefing stage. While we are confident in our legal position, the outcome of the appeal cannot be reasonably predicted. On March 22, 2006, the District Court judge stayed the Idaho Action during the pendency of the Government's appeal of the Bankruptcy Court's ruling.

Our joint venture for one of the five projects referred to above brought arbitration proceedings before an arbitration tribunal in Egypt in which it asserted an affirmative claim for additional compensation for the construction of water and wastewater treatment facilities in Egypt. The project owner, NOPWASD, an Egyptian government agency, asserted in a counterclaim that by reason of alleged violations of the USAID source, origin and nationality regulations, and alleged violations of Egyptian law, our joint venture should forfeit its claim, pay damages of approximately $6.0 million and the owner’s costs of defending against the joint venture’s claims in arbitration. We denied liability on the project owner’s counterclaim. On April 17, 2006, the arbitration tribunal issued its award providing that the joint venture prevailed on its affirmative claims in the net amount of $8.2 million, and that NOPWASD's counterclaims are rejected. Our portion of any final award received by the joint venture would be approximately 50 percent. Because of potential issues related to appeals or collectibility of amounts awarded, no amounts related to this potential recovery have been recognized in the accompanying consolidated financial statements.

Based on our assessment of the above-described matters, we recorded a charge of $8.2 million in the year ended December 31, 2004. Potential recovery on the arbitration award, or additional loss, if any, is not estimable.

New Orleans Levee Failure Class Action Litigation. From July 1999 through May 2005, we performed demolition, site preparation, and environmental remediation services for the U.S. Army Corps of Engineers (“USACOE”) on the east bank of the Inner Harbor Navigation Canal (the “Industrial Canal”) in New Orleans, Louisiana. All the work performed by us and our subcontractors was directed, supervised and approved by the USACOE.

On August 29, 2005, Hurricane Katrina devastated New Orleans. The storm surge created by the hurricane flooded the east bank of the Industrial Canal and overtopped the Industrial Canal levee floodwall, flooding the Lower Ninth Ward and other parts of the city.

Multiple personal injury and property damage class action lawsuits have been filed in Louisiana state and federal court naming us as one of numerous defendants including The City of New Orleans, the Board of Commissioners for the Orleans Parish Levee District, and its insurer St. Paul Fire and Marine Insurance Company and other contractors. Plaintiffs claim that defendants were negligent in their design, construction and maintenance of the New Orleans levees and assert their claims under the Federal Class Action Fairness Act of 2005, 28 U.S.C. 12(d)(2). The alleged class of plaintiffs are all residents and property owners of the Parishes of Orleans and Jefferson in the State of Louisiana “who incurred damages arising out of the breach and failure of the hurricane protection levees and floodwalls along the 17th Street Canal, the London Avenue Canal, and the Industrial Canal . . . in the wake of Hurricane Katrina.”

In all of the lawsuits to date, the only specific allegation against us is that we “contracted to level and clear abandoned industrial sites along the Industrial Canal between the floodwall and the canal” and plaintiffs believe “the use of heavy vehicles and/or other heavy construction equipment along the Industrial Canal between the floodwall and the canal damaged the levee and/or floodwall and caused and/or contributed [to] the . . . breach in the levee and/or floodwall.” Plaintiffs allege damages as high as $200 billion and demand attorneys’ fees and costs. We have substantial liability insurance coverage in the event we are found to have any liability in this matter. While we cannot predict the adequacy of the coverage with certainty, we believe it to be adequate to cover any potential liability that could be imposed on us as a result of these class actions.

We deny any liability for the hurricane and flood damage, or for construction, repair or maintenance of any of the New Orleans levees or floodwalls that failed during or after Hurricane Katrina. None of the activities performed by us damaged the Industrial Canal or floodwall. We will pursue all contractual and equitable rights of indemnity and contribution and leverage all available challenges against class certification.

We believe our insurance program covers these matters. As of September 29, 2006, consistent with our accounting policy of accruing legal fees when probable and estimable, we have accrued $4.2 million for estimated legal defense costs associated with these matters. We believe a portion of these costs will be reimbursable under our insurance program and have recorded a corresponding insurance receivable.

Based on the status and nature of this matter at this time, we cannot make an estimate of additional potential loss, if any.

General Litigation. In addition to the foregoing, there are other claims, lawsuits, disputes with third parties, investigations, and administrative proceedings against us relating to matters in the ordinary course of our business activities that we do not expect to have a material adverse effect on our financial position, results of operations or cash flows. Government contracts are subject to specific procurement regulations, contract provisions and a variety of other requirements relating to the formation, administration, performance and accounting for these contracts. As a result of our government contracting, claims for civil or criminal fraud may be brought by the Government for violations of those regulations, requirements and statutes.

10.	EQUITY TRANSACTIONS

During the three and nine months ended September 29, 2006, options to purchase 8,000 and 402,000 shares of common stock, respectively, were granted at weighted average exercise prices of $56.14 and $58.24 per share, respectively. In addition, 3,000 and 136,000 shares of restricted stock, respectively, were awarded to key employees. The fair value of the stock options for the three and nine months ended September 29, 2006, of $0.2 million and $9.0 million, respectively, and restricted stock for the same periods of $0.2 million and $7.9 million, is being expensed over the three year vesting period. Also, during the three and nine months ended September 29, 2006, options to purchase 64,000 and 549,000 shares of common stock were exercised for proceeds of $1.5 million and $13.4 million, respectively.

During the nine months ended September 29, 2006, under a stock/warrant buy-back program with an authorization limit of $175.0 million, we purchased 2,038,000 warrants at a cost of $35.0 million. In addition, 2,262,000 warrants were exercised generating proceeds of $71.2 million and the remaining 192,000 outstanding warrants expired on January 25, 2006. In connection with the stock/warrant buy-back program, we incurred $0.7 million of direct costs. Also, during the three and nine months ended September 29, 2006, we purchased 204,000 and 910,000 shares of common stock for $12.0 million and $52.8 million, respectively, under the program. As of September 29, 2006, a total of $152.5 million had been expended under the program and another $8.8 million of stock buy-back transactions had been executed with settlement dates after September 29, 2006. Subsequent to September 29, 2006, we purchased an additional 215,000 shares of common stock for $13.0 million.

11.	STOCK-BASED COMPENSATION

Effective December 31, 2005, we adopted the provisions of SFAS No. 123(R). Under the provisions of SFAS No. 123(R), stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee service period (generally the vesting period of the grant). We adopted SFAS No. 123(R) using the modified retrospective application method and, as a result, financial statement amounts for the prior periods presented in this Form 10-Q have been adjusted to reflect the fair value method of expensing prescribed by SFAS No. 123(R) as follows:

	Three Months Ended September 30, 2005		Nine Months Ended September 30, 2005
(In thousands, except per share data)	As Previously Reported	As Adjusted	As Previously Reported	As Adjusted
Income statement items
Income before income taxes and minority interest	$36,246	$34,403	$63,849	$58,213
Net income	20,259	19,135	36,895	33,459
Net income per share - basic	0.77	0.73	1.42	1.29
Net income per share - diluted	0.65	0.61	1.22	1.10
Shares used to compute basic income per share	26,214	26,214	25,899	25,899
Shares used to compute diluted income per share	31,177	31,357	30,181	30,311

Cash flow items
Net cash used by operating activities			$(202)	(4,432)
Net cash used by financing activities			(6,171)	(1,941)

	December 30, 2005
	As Previously Reported	As Adjusted
Balance sheet items
Deferred income taxes, non-current	$126,651	$142,525
Capital in excess of par value	526,460	574,094
Retained earnings	188,999	157,239
Total stockholders’ equity	741,217	757,091
Total liabilities and stockholders’ equity	1,649,105	1,664,979

Under APB Opinion No. 25, we recorded compensation expense associated with restricted stock grants to employees. The following table presents total additional stock-based compensation expense associated with stock options and restricted shares as a result of adopting SFAS 123(R), the tax benefit, and decrease in earnings per share, included in the accompanying condensed consolidated statements of income.

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
(In thousands, except per share data)	2006	2005	2006	2005
Additional stock-based compensation classified as:
Cost of revenue	$969	$1,011	$3,512	$3,073
General and administrative expenses	777	832	2,874	2,563
Cumulative adjustment related to change in forfeitures assumption, classified as other income	(769)	─	(1,384)	─
Income tax benefits	(381)	(720)	(1,952)	(2,200)
Net additional stock-based compensation expense	$596	$1,123	$3,050	$3,436

Decrease in net income per share - basic	$0.02	$0.04	$0.11	$0.13
Decrease in net income per share - diluted	0.02	0.04	0.10	0.12

In connection with the adoption of SFAS 123(R), we were required to change our method of accounting for forfeitures from only recognizing forfeitures as they occurred to estimating the number of stock options and restricted stock grants for which the requisite service is not expected to be rendered. Upon adoption, the affect of this change was reported as $0.6 million. During the quarter ended September 29, 2006, revisions to the expected forfeiture rates were identified which resulted in an additional impact of $0.8 million of cumulative adjustment.

We have two share-based compensation plans for officers, key employees and directors (See Note 14 of the Notes to Consolidated Financial Statements in Part II, Item 8 of our 2005 Annual Report for more information). The number of shares authorized for issuance under the plans as of September 29, 2006, totaled 8,402,000 of which 1,034,000 were available for future issuance. Our policy is to issue new shares of common stock to satisfy stock option exercises. All stock options granted must have an exercise price equal to or greater than the fair value of our common stock on the date the option is granted. Stock options granted have a contractual term of ten years and vest over three years. We recognize compensation cost for these options on a straight-line basis over the service period for the entire award.

We measure the compensation cost associated with share-based payments by estimating the fair value of stock options as of the grant date using the Black-Scholes option pricing model. We believe that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the stock options granted. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards.

The weighted average fair values of stock-based arrangements on the date of grant and the assumptions used to estimate the fair value of the stock-based arrangements were as follows:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2006	2005	2006	2005
Weighted average fair value of:
Stock options granted	21.40	19.65	22.30	16.20
Restricted stock awards	56.14	51.57	58.22	42.53
Average expected volatility	34.1%	35.7%	34.6%	36.6%
Expected term (years)	5	5	5	5
Average risk-free interest rate	4.7%	4.1%	4.6%	3.7%
Expected dividend yield	-	-	-	-

We estimate expected volatility based on historical daily price changes of our common stock for a period that approximates the current expected term of the options. The risk-free interest rate is based on the U.S. treasury yields in effect at the time of grant corresponding with the expected term of the options. The expected option term is the number of years we estimate that options will be outstanding prior to exercise considering vesting schedules and historical exercise experience.

A summary of stock option and restricted stock award activity under our share-based compensation plans for the three and nine months ended September 29, 2006 is presented in the following tables:

Stock Options Three Months Ended (In thousands, except per share data)	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs)	Aggregate Intrinsic Value
Outstanding as of June 30, 2006	5,357	$31.50
Granted	8	56.14
Exercised	(64)	24.07
Forfeited	(9)	46.72
Outstanding as of September 29, 2006	5,292	$31.60	6.12	$144,232

Stock Options Nine Months Ended (In thousands, except per share data)	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs)	Aggregate Intrinsic Value
Outstanding as of December 30, 2005	5,490	$29.00
Granted	402	58.24
Exercised	(549)	24.36
Forfeited	(51)	39.28
Outstanding as of September 29, 2006	5,292	$31.60	6.12	$144,232
Exercisable as of September 29, 2006	4,408	$28.41	5.64	$143,362

Restricted Stock Awards Three Months Ended (In thousands, except per share data)	Number of Restricted Shares	Remaining Contractual Life (Yrs)	Weighted Average Aggregate Intrinsic Value
Outstanding as of June 30, 2006	260
Granted	3
Restrictions lapsed	─
Forfeited	(3)
Outstanding as of September 29, 2006	260	1.95	$2,065

Restricted Stock Awards Nine Months Ended (In thousands, except per share data)	Number of Restricted Shares	Remaining Contractual Life (Yrs)	Weighted Average Aggregate Intrinsic Value
Outstanding as of December 30, 2005	134
Granted	136
Restrictions lapsed	(1)
Forfeited	(9)
Outstanding as of September 29, 2006	260	1.95	$2,065

Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the options or the fair market value at the time of award of restricted shares. The total intrinsic value of stock-based arrangements exercised or on which the restrictions lapsed during the three and nine months ended September 29, 2006 and September 30, 2005, was $2.2 million and $17.8 million, and $4.3 million and $17.7 million, respectively. As of September 29, 2006, total remaining unrecognized compensation cost related to unvested stock-based arrangements was $18.4 million and is expected to be recognized over a weighted average period of 1.9 years.

SFAS No. 123(R) requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options (excess tax benefits) be classified as financing cash flows. These excess tax benefits were $0.6 million and $4.7 million, and $1.1 million and $4.2 million, respectively, for the three and nine months ended September 29, 2006 and September 30, 2005, respectively.

A summary of our non-vested options as of and changes during the three and nine months ended September 29, 2006, is presented below:

Outstanding non-vested options during the three months ended (In thousands, except per share data)	Number of Options	Weighted Average Grant Date Fair Value
Outstanding as of June 30, 2006	898	$18.72
Granted	8	21.40
Vested	(13)	12.86
Forfeited	(9)	18.56
Outstanding as of September 29, 2006	884	$18.84

Outstanding non-vested options during the nine months ended (In thousands, except per share data)	Number of Options	Weighted Average Grant Date Fair Value
Outstanding as of December 30, 2005	1,072	$14.59
Granted	402	22.30
Vested	(539)	13.24
Forfeited	(51)	16.08
Outstanding as of September 29, 2006	884	$18.84

II-22

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONAND RESULTS OF OPERATIONS

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

CRITICAL ACCOUNTING POLICIES AND RELATED CRITICAL ACCOUNTING ESTIMATES

Our accounting and financial reporting policies are in conformity with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates, and the reported amounts of revenue and expenses during the reporting periods. Our significant accounting policies are described in Note 2, "Significant Accounting Policies," of the Notes to Consolidated Financial Statements in Item 8 of our 2005 Annual Report. The following discussion is intended to describe those accounting policies most critical to the preparation of our consolidated financial statements. The development and selection of the critical accounting policies, related critical accounting estimates and the disclosure below have been reviewed with the Audit Review Committee of our Board of Directors. There were no changes in our critical accounting policies during the three and nine months ended September 29, 2006.

Revenue recognition. We follow the provisions of the American Institute of Certified Public Accountants Statement of Position ("SOP") 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. We recognize revenue on certain engineering and construction-type contracts using the percentage-of-completion method of accounting whereby revenue is recognized as performance under the contract progresses. For most of our fixed-price and target-price contracts, we use a cost-to-cost approach to measure progress towards completion. Under the cost-to-cost method, we make periodic estimates of our progress towards completion by comparing costs incurred to date with total estimated contract costs. Revenue is then calculated on a cumulative basis (project-to-date) as the total contract value multiplied by the current percentage complete. Revenue for a reporting period is calculated as the cumulative project-to-date revenue less project revenue recognized in prior periods. However, we defer profit recognition on fixed-price and certain target-priced contracts until progress is sufficient to estimate the probable outcome, which generally does not occur until the project is at least 20 percent complete. Fixed-price contracts accounted for 21 and 24 percent of our total revenue for the nine months ended September 29, 2006 and September 30, 2005, respectively.

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

The amount of revenue recognized depends on whether the contract or project is determined to be an "at-risk" or an "agency" relationship between the client and us. Determination of the relationship is based on characteristics of the contract or the relationship with the client. For at-risk relationships, the gross revenue and the costs of materials, services, payroll, benefits, non-income tax and other costs are recognized in our statement of income. For agency relationships, where we act as an agent for our client, only fee revenue is recognized, meaning that direct project costs and the related reimbursement from the client are netted. At September 29, 2006 and December 30, 2005, agency relationships comprised approximately two and five percent of our total backlog, respectively.

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

No claim revenue was recognized during the three and nine months ended September 29, 2006, compared to $4.3 million and $22.4 million during the three and nine months ended September 30, 2005, respectively. Additional contract related costs, including subcontractors share of claim settlements, of $0.1 million and $1.6 million for the three and nine months ended September 30, 2005, respectively, reduced the impact on operating income of the claim settlements.

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

Goodwill. As of September 29, 2006, we had $103.9 million of goodwill. Pursuant to SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized but is tested for impairment at least annually. We regularly evaluate whether events and circumstances have occurred which may indicate a possible impairment of goodwill and perform the annual impairment test for all of our reporting units each October. In conducting the impairment test, we apply various techniques to estimate the fair value of our reporting units. These techniques are inherently subjective, and the resulting values are not necessarily representative of the values we might obtain in a sale of our reporting units to a willing third party. Based on our annual review of the recoverability of goodwill as of October 31, 2005, we determined that our goodwill is not impaired. However, our businesses are cyclical and subject to competitive pressures. The $103.9 million of goodwill as of September 29, 2006, relates to our Defense and Energy & Environment business units, which are almost entirely dependent on continued spending by the U.S. government. Therefore, it is possible that the goodwill values of our business units could be adversely impacted in the future by these or other factors and that a significant impairment adjustment, which would reduce earnings and potentially affect debt covenants, could be required in such circumstances.

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

OTHER SIGNIFICANT ACCOUNTING POLICIES AND TERMS

The following summary of significant accounting policies and terms is presented to provide a better understanding of our industry, our condensed consolidated financial statements and discussion and analysis of our results of operations, financial position and liquidity.

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

There are three unique aspects of our approach to recording new work and backlog:

•
Government contracts - Most of our government contracts cover several years. However, funding for the contracts is subject to annual appropriations by Congress. To account for the risk that future amounts may not be appropriated, we only include the next two years of forecast revenue in our new work and backlog. Therefore, as time passes and appropriations occur, additional new work is recorded on existing government contracts. As of September 29, 2006, U.S. government funded contracts comprised approximately 36 percent of our total backlog.

•
Mining contracts - Mining contracts span varying periods of time up to the life of the resource. For new work and backlog purposes, we limit the amount recorded to five years. Similar to our practices with government contracts, as time passes, we recognize additional new work as commitments for that future work are firmed up. As of September 29, 2006, mining contracts comprised approximately 14 percent of our total backlog.

•
At-risk and agency contracts - The amount of new work and related backlog recognized depends on whether the contract or project is determined to be an "at-risk" or "agency" relationship between the client and us. For at-risk relationships, the expected gross revenue is included in new work and backlog. For relationships where we act as an agent for our client, only the expected net fee revenue is included in new work and backlog. As of September 29, 2006, expected net fee revenue for agency relationships comprised approximately two percent of our total backlog.

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

Incentive compensation. Our compensation program includes a short-term incentive compensation plan ("STIP") and a long-term incentive compensation plan ("LTIP") covering executives and key employees. The Compensation Committee of the Board of Directors establishes the performance targets for all awards under both the STIP and the LTIP. Based on the performance targets, an estimate of the annual incentive compensation cost is developed at the beginning of each fiscal year in conjunction with our budgeting process. Quarterly, the estimate of the annual incentive compensation cost is adjusted based on forecasted financial performance against the established targets. Each quarter we accrue a portion of the total estimated annual incentive cost based on the performance to date as compared to the forecasted performance for the year. For example, if 30 percent of the annual performance is achieved in the first quarter, 30 percent of the estimated annual incentive compensation cost is recorded in the first quarter. If estimated incentive compensation cost or forecasted financial performance changes in subsequent quarters, then we cumulatively catch up or reduce accrued incentive compensation.

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

We estimate the fair value of options granted using the Black-Scholes option pricing model. The assumptions used in computing the fair value of share-based payments reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control. We estimate expected volatility based on historical daily price changes of the Company's stock for a period that approximates the current expected term of the options. The expected option term is the number of years the Company estimates that options will be outstanding prior to exercise considering vesting schedules and our historical exercise patterns. If other assumptions or estimates had been used, the stock-based compensation expense that was recorded for the periods presented could have been materially different. Furthermore, if different assumptions are used in future periods, stock-based compensation expense could be materially impacted in the future.

Government contract costs are incurred under some of our contracts, primarily in our Defense, Energy & Environment, Power, and Infrastructure business units. We have contracts with the U.S. government that contain provisions requiring compliance with the U.S. Federal Acquisition Regulations and the U.S. Cost Accounting Standards. The allowable costs we charge to those contracts are subject to adjustment upon audit by various agencies of the U.S. government. Audits of indirect costs are complete through 2003. Audits of 2004 and 2005 indirect costs are in process. During the second quarter of 2006, we completed the 2005 Incurred Cost Submission and reached substantial agreement on settling the 2003 allowable indirect cost audit which, together, resulted in $4.0 million of charges to earnings. In addition, the U.S. government is in the process of auditing insurance related costs reimbursed under government contracts for periods ranging from 1998 through 2005. While we have recorded reserves for amounts we believe may be owed to the U.S. government under cost reimbursable contracts, actual results may differ from our estimates.

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

BUSINESS UNIT NEW WORK AND BACKLOG

New work, which represents additions to backlog for the period, is presented below for each business unit:

	Three Months Ended		Nine Months Ended
NEW WORK (In millions)	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
Power	$661.3	$223.6	$933.6	$730.6
Infrastructure	189.5	256.1	351.0	519.1
Mining	38.6	16.9	301.9	290.2
Industrial/Process	74.8	115.9	487.9	306.2
Defense	112.1	114.1	340.1	425.4
Energy & Environment	157.3	200.7	452.8	865.1
Other	2.5	1.5	1.7	2.0
Total new work	$1,236.1	$928.8	$2,869.0	$3,138.6

Based on the nature of our new work and the bidding and awarding process, our new work can fluctuate significantly period-to-period. The increase in new work to $1,236.1 million during the three months ended September 29, 2006 from $928.8 million in the prior year comparable period is primarily related to new clean air modification projects in our Power business unit. The decrease in new work from $3,138.6 million during the nine months ended September 30, 2005 to $2,869.0 million during the nine months ended September 29, 2006 is primarily due to a $440.0 million Department of Energy environmental, decontamination, and demolition contract awarded in the 2005 period.

The following table summarizes our changes in backlog for each of the periods presented:

	Three Months Ended		Nine Months Ended
CHANGE IN BACKLOG (In millions)	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
Beginning backlog	$4,711.4	$4,730.6	$4,880.3	$4,004.1
New work	1,236.1	928.8	2,869.0	3,138.6
Adjustments to backlog	─	(101.4)	(66.6)	(101.4)
Revenue and equity income recognized	(836.7)	(825.0)	(2,571.9)	(2,308.3)
Ending backlog	$5,110.8	$4,733.0	$5,110.8	$4,733.0

The backlog adjustment during the nine months ended September 29, 2006 resulted from a negotiated change order on a contract that reduced the remaining contract term from ten years to five years with two five-year renewal options.

Backlog adjustments during the three and nine months ended September 30, 2005, primarily resulted from the owner of a Nevada copper mine deciding to self-perform mining operations and terminating our mining contract.  Additionally, an Infrastructure operations and maintenance contract recorded as new work in the second quarter of 2005 was subsequently adjusted to reflect equity method accounting versus consolidation. This adjustment had no impact on future estimated earnings on the contract.

Backlog at September 29, 2006 and December 30, 2005 consisted of the following for each business unit:

BACKLOG (In millions)	September 29, 2006	December 30, 2005
Power	$1,277.9	$924.9
Infrastructure	892.5	1,046.1
Mining	721.7	565.4
Industrial/Process	603.6	487.7
Defense	891.7	990.4
Energy & Environment	723.4	865.8
Total backlog	$5,110.8	$4,880.3

New work and backlog

At September 29, 2006, our backlog was $5,110.8 million, an increase of $230.5 million from December 30, 2005. Backlog on government contracts includes only two years of the portions of such contracts that are currently funded or for which management is highly confident will be funded, and backlog on mining contracts includes only the next five years. In this regard, the reported backlog at September 29, 2006 excludes $3.2 billion of government contracts to be performed beyond two years and $0.8 billion of mining contracts to be performed beyond the next five years. Our backlog at September 29, 2006 consisted of approximately 77 percent cost-type and 23 percent fixed-price contracts compared with 71 percent cost-type and 29 percent fixed-price contracts at the end of 2005.

New work for the three and nine months ended September 29, 2006 includes the following significant contracts:

(In millions)	Three Months Ended September 29, 2006	Nine Months Ended September 29, 2006
Power
Plant modification contracts	$518.5	$611.4
Engineering services	105.9	240.3
Middle East task orders	28.1	34.6
Infrastructure
Middle East task orders	87.1	129.5
Engineering services	49.1	98.6
Mining
International bauxite contract mining project	8.1	159.7
Contract mining continuations	30.5	142.2
Industrial/Process
Facility management outsourcing contracts	7.8	181.5
Maintenance project for Illinois refinery	0.3	54.0
Defense
Chemical demilitarization contract continuations	63.9	217.3
Energy & Environment
Department of Energy environmental clean-up project in Idaho	48.2	150.8
Middle East task orders	6.8	82.0

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the three and nine months ended September 29, 2006 and September 30, 2005, and is included to facilitate our analysis and discussion of results of operations.

	Three Months Ended		Nine Months Ended
(In millions)	September 29, 2006	September 30, 2005 *	September 29, 2006	September 30, 2005 *
Revenue	$824.4	$815.0	$2,542.8	$2,289.0
Gross profit	15.5	42.7	115.9	90.2
Equity in income of unconsolidated affiliates	12.3	10.0	29.1	19.3
General and administrative expenses	(20.6)	(17.8)	(55.6)	(44.9)
Operating income	7.2	34.9	89.4	64.6
Interest income	3.0	1.9	8.1	6.0
Interest expense	(1.2)	(1.9)	(4.8)	(8.2)
Write-off of deferred financing fees	(5.1)	─	(5.1)	(3.6)
Other expense, net	(0.2)	(0.5)	(0.1)	(0.6)
Income before income taxes and minority interests	3.7	34.4	87.5	58.2
Income tax expense	(1.6)	(13.1)	(35.3)	(20.0)
Minority interest in loss (income) of consolidated subsidiaries, net of tax	2.2	(2.2)	(0.2)	(4.7)
Net income	$4.3	$19.1	$52.0	$33.5

*     Adjusted to include the retroactive impact of adopting the fair value method of recording compensation expense associated with stock options, see Note 11 of Notes to Condensed Consolidated Financial Statements in Item 1 of this report.

THREE AND NINE MONTHS ENDED SEPTEMBER 29, 2006 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005

Revenue and operating income

Revenue for the three and nine months ended September 29, 2006 increased $9.4 million and $253.8 million, or one and 11 percent, respectively, from the comparable periods in 2005. The increase in revenue was primarily due to new projects including an environmental clean up project in Idaho and construction of an oil and gas facility in Qatar. Additionally, revenue increased during the nine months ended September 29, 2006 as a result of achieving certain milestones on a DoE management services contract which allows us to earn a portion of the maximum fee pool. The increase in revenue was partially offset by the completion of certain significant projects. Revenue from work in the Middle East was $77.8 million and $252.8 million for the three and nine months ended September 29, 2006, respectively, compared to $84.7 million and $278.4 million, respectively, in 2005. The decrease of $6.9 million and $25.6 million for the three and nine month periods, respectively, was due to the completion of task orders.

A summary of the significant changes in operating income is included in the following table:

(In millions)	Three Months	Nine Months
Operating income for the periods ended September 30, 2005	$34.9 *	$64.6*
Increase in earnings from continuing contracts including DoE management services contract	2.8	37.4
Increase in earnings from new projects including sulfur handling facility	0.4	20.7
Decrease in earnings from completion of contracts	(14.8)	(33.7)
Increase in earnings from MIBRAG mining venture	─	6.7
Significant project losses in 2005, net of change order recoveries	5.3	65.6
Significant project losses in 2006, net of change order recoveries	(26.5)	(35.2)
Change in earnings from task order work in the Middle East	0.6	(0.9)
Change in incentive compensation based on earnings	8.3	(9.2)
Decrease in claim settlements	(4.2)	(20.8)
Other	0.4	(5.8)
Net increase (decrease)	(27.7)	24.8
Operating income for the periods ended September 29, 2006	$7.2	$89.4

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

Equity in income of unconsolidated affiliates

Equity in income of unconsolidated affiliates for the three and nine months ended September 29, 2006 increased by $2.3 million and $9.8 million, respectively, from the comparable periods in 2005.  The increase is primarily due to our interest in a new affiliate that operates a national laboratory for the DoE, and during the nine months ended September 29, 2006 includes $6.7 million of higher earnings from our MIBRAG mining venture in Germany. During the first quarter of 2006, MIBRAG was required to adopt the provisions of EITF No. 05-5, Accounting for Early Retirement or Post-employment Programs with Specific Features. The adoption of EITF No. 05-5 increased equity in earnings by $2.1 million in the nine months ended September 29, 2006. MIBRAG was also required to adopt EITF No. 04-6, Accounting for Stripping Costs Incurred during Production in the Mining Industry, which adoption also had a favorable impact on equity in earnings of $0.4 million and $1.7 million for the three and nine month periods, respectively. The remaining MIBRAG increase is primarily associated with lower coal sales in 2005 due to required repairs at one of MIBRAG’s power plant customers which required a longer shutdown in 2005 than in 2006.

General and administrative expenses

General and administrative expenses for the three and nine months ended September 29, 2006 increased by $2.8 million and $10.7 million, respectively, from the comparable periods of 2005 primarily due to higher legal and other outside services. The increase for the nine months ended September 29, 2006 is also due to higher incentive compensation based on earnings. As discussed under Other Significant Accounting Policies and Terms, we accrue for incentive compensation on an interim basis based on performance to date as compared to the forecasted performance for the year. Because our financial performance during the nine months ended September 29, 2006 is higher than in the comparable period of the prior year, a higher portion of the estimated annual incentive compensation has been accrued in the 2006 period than was accrued in the 2005 period.

Interest income

Interest income for the three and nine months ended September 29, 2006 increased $1.1 million and $2.1 million, respectively, from the comparable periods of 2005 due to more favorable interest rates on invested cash balances.

Interest expense

Interest expense for the three and nine months ended September 29, 2006 declined $0.7 million and $3.4 million, respectively, from the comparable periods of 2005 due to improved terms under our credit facility as a result of amending the facility in 2005 and again in 2006.

Write-off of deferred financing fees

On July 5, 2006, we restructured our $350 million credit facility increasing the tranche A facility and eliminating the tranche B facility. The scheduled termination of the agreement and other terms did not change. As a result of the restructuring, $5.1 million of deferred financing fees were written off in the three months ended September 29, 2006.

On June 14, 2005, the credit facility was amended to include more favorable provisions and to extend the term to June 2010. The amendment of the credit facility required a $3.6 million write-off of deferred financing fees in the second quarter of 2005.

Income tax expense

The effective tax rates for the three and nine months ended September 29, 2006 were 42.9 percent and 40.3 percent, respectively. The effective tax rates for the three and nine months ended September 30, 2005 were 38.0 percent and 34.5 percent, respectively. The lower effective tax rates in the 2005 periods are primarily attributable to foreign earnings not subject to state income taxes. During the second quarter of 2005, a $2.0 million benefit due to a change in the estimate of the impact of foreign earnings on state income taxes in prior periods was recorded. We expect the effective tax rate for fiscal year 2006 to be approximately 40 percent.

Minority interests

Minority interests in income of consolidated subsidiaries for the three and nine months ended September 29, 2006 decreased $4.4 million and $4.5 million, respectively, from the comparable periods of 2005. The decrease is primarily due to the minority interest in a contract loss recorded by a consolidated joint venture.

BUSINESS UNIT RESULTS
	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
(In millions)	2006	2005 *	2006	2005 *
Revenue
Power	$170.7	$183.7	$580.6	$521.2
Infrastructure	142.7	167.5	436.9	514.6
Mining	54.3	60.0	120.7	130.3
Industrial/Process	121.2	99.2	371.4	299.8
Defense	145.7	129.4	438.9	414.5
Energy & Environment	187.3	173.7	592.5	406.6
Intersegment and other	2.5	1.5	1.8	2.0
Total revenue	$824.4	$815.0	$2,542.8	$2,289.0

Operating income (loss)
Power	$11.6	$18.2	$33.9	$57.5
Infrastructure	(17.8)	(6.0)	(18.1)	(50.2)
Mining	9.8	15.0	15.2	21.0
Industrial/Process	(2.9)	3.1	3.8	2.6
Defense	10.7	10.3	35.3	42.4
Energy & Environment	16.4	13.2	77.8	38.5
Intersegment and other unallocated operating costs	-	(1.1)	(2.9)	(2.3)
Total segment operating income	27.8	52.7	145.0	109.5
General and administrative expenses,corporate	(20.6)	(17.8)	(55.6)	(44.9)
Total operating income	$7.2	$34.9	$89.4	$64.6

*     Adjusted to include the retroactive impact of adopting the fair value method of recording compensation expense associated with stock options, see Note 11 of Notes to Condensed Consolidated Financial Statements in Item 1 of this report.

Power

Revenue for the three months ended September 29, 2006 declined $13.0 million, or 7 percent, from the comparable period in 2005. The decline is due to decreased activity on Middle East projects and the wind-down of an air quality control system in Wisconsin. The reduction in revenue was partially offset by a new generation project in Puerto Rico and modification projects in Michigan. Revenue for the nine months ended September 29, 2006 increased $59.4 million, or 11 percent, from the comparable period in 2005 primarily due to new modification projects and the new generation project in Puerto Rico, partially offset by lower activity in the Middle East. Revenue from work in the Middle East totaled $30.5 million and $139.5 million for the three and nine months ended September 29, 2006, compared to $66.5 million and $170.3 million for the comparable periods in 2005.

Operating income for the three and nine months ended September 29, 2006 declined $6.6 million and $23.6 million, respectively, from the comparable periods in 2005. For the three months ended September 29, 2006, the decrease was due primarily to a $4.2 million claim settlement that occurred in 2005 on a completed international power project and a $3.2 million reduction in earnings from work in the Middle East. The reduction in operating income for the nine months ended September 29, 2006 as compared to the prior year is primarily due to $17.9 million of claim settlement payments on a completed international power project received in 2005, and lower earnings associated with completed projects as well as a continuing modification project in Wisconsin. Middle East earnings for the three and nine months ended September 29, 2006 amounted to $3.3 million and $18.8 million, respectively, as compared to $6.5 million and $21.0 million in the comparable periods in 2005.

Infrastructure

Revenue for the three and nine months ended September 29, 2006 declined $24.8 million and $77.7 million, or 15 percent, respectively, from the comparable periods in 2005 as a result of the wind-down of certain construction projects including a highway project in Nevada, an airport project in California, and a light rail project in New Jersey. Revenue from the Middle East operations totaled $16.5 million and $53.1 million for the three and nine months ended September 29, 2006, respectively, compared to $16.1 million and $90.8 million in the comparable periods in 2005, respectively. The reduction in revenue was partially offset by increased activity on a California highway project, a dam project in Illinois, and a bridge project in Florida.

Infrastructure’s operations generated a loss for the three months ended September 29, 2006 of $17.8 million as compared to a $6.0 million operating loss for the same period in 2005. The increased loss was due to charges taken on two highway projects totaling $30.3 million (before minority interest of $5.4 million) partially offset by $3.8 million of change order recoveries on a bridge project in Florida as compared to net charges of $5.3 million in the comparable period of 2005.

Operating loss for the nine months ended September 29, 2006 improved $32.1 million to a loss of $18.1 million from a loss of $50.2 million for the comparable period in 2005 primarily due to charges on three fixed-price highway projects. For the nine months ended September 29, 2006, $35.2 million of charges, net of change order recoveries, were recorded as compared to $65.6 million of charges in the 2005 period.

The largest of the three highway projects is a $387.0 million fixed-price highway project in California that is being performed by a construction joint venture in which we have a 50 percent interest. Through September 29, 2006, Infrastructure has recorded a total of $121.9 million of contract losses on this project. The losses have resulted from various developments including final design and other client specifications, state regulatory agency requirements, material quantity and cost growth, higher subcontractor and labor costs, and impacts from schedule delays. During the three and nine months ended September 29, 2006, charges of $15.0 million and $21.9 million, respectively, were recorded as compared to $5.0 million and $43.6 million during the comparable periods of 2005, respectively. The contract is approximately 65 percent complete, measured on a cost-to-cost basis, and is scheduled to be complete in 2007.

Also, during the third quarter of 2006, we recognized a $15.3 million estimated contract loss (before minority interest of $5.4 million) for cost growth primarily related to client design changes and related impacts on another fixed-price highway project in California, bringing our share of total losses on this project to $27.5 million. This project is approximately 60 percent complete, measured on a cost-to-cost basis, and is scheduled to be complete in 2008. The third fixed-priced highway project is located in Nevada and is substantially complete.

To date, only a small portion of the cost increases on the three highway projects have been agreed to with the clients and acknowledged with change orders. Our share of pending change orders and claims submitted to the clients total approximately $73.1 million. An additional $20.9 million are in process, and more will follow. We believe there will be significant recoveries once the claims process is completed. Recoveries are recognized only when it is probable they will result in additional revenue and the amount can be reliably estimated, which generally occurs when amounts have been received or awarded. We have not recognized any recoveries related to the pending change orders and claims. Operating results to date are based on current estimates and actual results may differ from our estimates.

In addition, operating income for the three and nine months ended September 29, 2006 declined from the comparable periods of 2005 as a result of the wind-down of a light rail project in New Jersey and the completion of an airport project in California. Middle East earnings were $2.6 million and $13.5 million for the three and nine months ended September 29, 2006, respectively, compared to $1.1 million and $14.5 million in the corresponding periods of 2005. The reduction in Middle East earnings for the nine months ended September 29, 2006 is due to a decrease in volume of work and lower performance-based award fees.

Mining

Revenue for the three and nine months ended September 29, 2006 declined $5.7 million and $9.6 million, or 10 percent and 7 percent, respectively, compared to 2005. The reduction was primarily due to the termination of a copper mine project in the fourth quarter of 2005 because of the owner's decision to self-perform the contract and the completion of a gold mine project in Nevada. This decrease was partially offset by new work at a phosphate mine in Idaho, reclamation projects in Wyoming, as well as continuing work on a gold mine in Mexico, a Canadian phosphate project, and a silver mine in Bolivia.

Operating income for the three and nine months ended September 29, 2006 declined $5.2 million and $5.8 million, respectively, compared to the same periods in 2005. Equity in earnings of MIBRAG was $9.2 million for the third quarter of both 2006 and 2005, and increased $6.7 million in the nine months ended September 29, 2006 as compared to the nine months ended September 30, 2005. MIBRAG’s two primary power plant customers have planned outages as well as fluctuations in utilization at the power plants they operate; the timing and duration of such outages and fluctuations vary from year to year. MIBRAG's earnings during the nine months ended September 30, 2005 were negatively impacted by lower coal sales to its power plant customers as a result of performance issues and required repairs at one of the power plants as well as scheduled outages at the other power plant. We anticipate total 2006 earnings for MIBRAG to be slightly higher than in 2005. MIBRAG's earnings were also impacted by the adoption of new accounting pronouncements (see Note 3 of Notes to Condensed Consolidated Financial Statements in Item 1 of this report).

During the three and nine months ended September 29, 2006, earnings from contract mining were negatively impacted by higher operating and maintenance costs at three projects. The maintenance costs are not expected to recur at the levels experienced and we have, or are in the process of, amending our contracts to cover the escalation of certain operating costs.

Industrial/Process

Revenue for the three and nine months ended September 29, 2006 increased $22.0 million and $71.6 million, or 22 percent and 24 percent, respectively, from the comparable periods of 2005. The increase in revenue was primarily due to a new oil and gas project in Qatar. Also contributing to this increase was continued growth on a major facility management project and increased volume on oil, gas and chemical maintenance projects. The completion of a food production and packaging project in 2005 partially offset these increases.

Operating income for the three months ended September 29, 2006 decreased $6.0 million from the comparable period of 2005. The decrease is primarily due to increased business development and proposal costs related to pursuit of oil and gas opportunities as well as a 2005 settlement for a completed gas project of $2.7 million that did not recur in 2006. For the nine months ended September 29, 2006, operating income increased $1.2 million from the comparable period of 2005. The increase is due to earnings on a new oil and gas project in Qatar partially offset by business development investment in the oil and gas segment, completion of a major facility management project and a food production facility and the settlement related to a completed gas project that occurred in 2005.

Defense

Revenue for the three and nine months ended September 29, 2006 increased $16.3 million and $24.4 million, or 13 percent and 6 percent, respectively, from the comparable periods of 2005. Revenue increased due to higher volume of operations and maintenance activities on chemical demilitarization projects and higher levels of activity on a plutonium reactor conversion project and threat reduction projects in the former Soviet Union. Completion of homeland security and infrastructure projects partially offset these increases.

Operating income for the three and nine months ended September 29, 2006 increased $0.4 million and decreased $7.1 million, respectively, from the comparable periods of 2005. The year-to-date decrease was primarily driven by unfavorable adjustments in 2006 related to prior period government reimbursable indirect costs and non-recurring events in 2005, including a favorable construction project close-out as well as additional award fees in the first quarter of 2005 due to a delay of a 2004 award. The completion of projects also contributed to the lower earnings.

Energy & Environment

Revenue for the three and nine months ended September 29, 2006 increased $13.6 million and $185.9 million, or 8 percent and 46 percent, respectively, from the comparable periods of 2005. For the third quarter of 2006, the increase was due to increased activity on Middle East projects of $28.6 million as well as the recognition of the maximum fee on a DoE services contract of $10.6 million. This was partially offset by decreased revenue on an environmental clean-up project.

For the nine months ended September 29, 2006, the increase in revenue was due to the recognition of the maximum fee on a DoE management services contract resulting in a year-over-year increase of $92.5 million. Also contributing to the increase was the continuation of an environmental cleanup project in Idaho and increased Middle East projects.

The contract on the large DoE management services project provides for a maximum fee pool contingent on certain performance milestones being achieved. During the second quarter of 2006, agreement was reached with the DoE resolving certain contingencies with respect to the milestones. Based on this agreement and the performance to date in meeting the milestones, a portion of the maximum fee pool was recognized as revenue in the quarter. A portion of the increased revenue is distributed to our partners on the project. Middle East revenue in the three and nine months ended September 29, 2006 was $30.6 million and $59.7 million, respectively, compared to $2.0 million and $17.2 million in the comparable periods in 2005.

Operating income for the three and nine months ended September 29, 2006 increased by $3.2 million and $39.3 million, respectively, from the comparable periods of 2005. For the three months ended September 29, 2006, the increased operating income was primarily due to higher activity on Middle East projects of $2.2 million and higher fee earnings in the third quarter of 2005 on an environmental cleanup project.

For the nine months ended September 29, 2006, the increased operating income is due to fee recognition on the DoE management services contract referred to above of $43.8 million as well as increased volume on Middle East projects, partially offset by project completions and decreased earnings on an environmental construction project. Earnings from our work in the Middle East for the three and nine months ended September 29, 2006 were $2.4 million and $4.4 million, respectively, compared to $0.2 million and $2.0 million for the comparable periods in 2005. The acquisition of British Nuclear Services, Inc.’s interest in certain of Energy & Environment's operations effective December 30, 2005 also contributed to the higher operating income. The acquisition resulted in approximately $1.9 million and $21.0 million, respectively, of additional earnings in the three and nine months ended September 30, 2006.

The DoE management services contract referred to above expires on December 31, 2006. We have been informed that the DoE intends to extend the contract for a period of twelve to eighteen months while the DoE completes a re-bid of the project. We have been the prime contractor at this site for over 17 years and intend to vigorously re-compete for the contract.

FINANCIAL CONDITION AND LIQUIDITY

We have three principal sources of liquidity: (1) cash generated by operations (2) existing cash and cash equivalents and (3) available capacity under our credit facility. We had cash and cash equivalents of $251.9 million at September 29, 2006, of which $52.8 million was restricted for use in the normal operations of our consolidated joint venture projects or was restricted under our self-insurance programs. As of September 29, 2006, we had no borrowings and $88.8 million in face amount of letters of credit outstanding under the credit facility, leaving a borrowing capacity of $261.2 million under the facility. For more information on our financing activities, see Note 5 “Credit Facilities,” of the Notes to Condensed Consolidated Financial Statements in Item 1.

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

•	Delays in execution. At times, we may experience delays in scheduling and performance of our contracts and encounter unforeseen events or issues that may negatively affect our cash flow.

The following tables summarize our liquidity position and cash flow activities.

Liquidity and capital resources (In millions)	September 29, 2006	December 30, 2005
Cash and cash equivalents	$199.1	$237.7
Restricted cash	52.8	52.5
Total	$251.9	$290.2

	Nine months Ended
Cash flow activities (In millions)	September 29, 2006	Septemver 30, 2005*
Net cash provided (used) by:
Operating activities	$3.1	$	(4.4)
Investing activities	(48.3)		3.2
Financing activities	6.6		(1.9)
Decrease in cash and cash equivalents	$(38.6)		$(3.1)

*     Adjusted to include the retroactive impact of adopting the fair value method of recording compensation expense associated with stock options, see Note 11 of Notes to Condensed Consolidated Financial Statements in Item 1 of this report.

The discussion below highlights significant aspects of our cash flows.

•	Operating activities:

For the nine months ended September 29, 2006, operating activities provided $3.1 million of cash. During the period, operating activities included net income of $52.0 million and several significant non-cash charges including non-cash income taxes of $30.3 million, depreciation and amortization of $33.3 million, amortization and write-off of financing fees of $6.4 million, and stock-based compensation of $8.2 million. Cash flow was impacted by an increase in working capital requirements of $107.9 million principally due to the recognition of significant performance-based incentive fees on a DoE management services contract, payment of which is expected be received in the first quarter of 2007, funding the losses on highway projects, other project working capital requirements and payments made for incentive compensation. At September 29, 2006, working capital requirements related to work in the Middle East declined to $38.2 million from $58.0 million at December 30, 2005.

For the nine months ended September 30, 2005, operating activities used $4.4 million of cash. Operating activities included net income of $33.5 million and several significant non-cash charges including non-cash income taxes of $17.1 million, depreciation of $14.6 million, and amortization and write-off of financing fees of $5.7 million. Cash flow was impacted by an increase in working capital of $73.5 million. Start-up activities on a new large environmental cleanup project for the Energy & Environment business unit, several new projects for the Mining business unit, a new project for the Power business unit and work in Iraq were the primary contributors to the increased working capital. At September 30, 2005, working capital for contracts in the Middle East increased to $65.2 million from $51.6 million at December 31, 2004.

•	Investing activities:

During the nine months ended September 29, 2006, investing activities used $48.3 million of cash, primarily for property and equipment acquisitions for our Mining and Infrastructure business units. In connection with new contract mining projects in Jamaica, we acquired an existing operating company for cash consideration of $6.1 million and the assumption of a $1.7 million note payable. The assets acquired consisted primarily of trade receivables, spare parts inventory and mining equipment.

During the nine months ended September 30, 2005, investing activities provided $3.2 million of cash.  Capital expenditures, net of sales, for the period totaled $44.9 million, primarily for new contract mining projects in our Mining business unit. Also, we had net sales of $30.2 million of short-term investments and advanced $3.6 million to unconsolidated affiliates.

•	Financing activities:

During the nine months ended September 29, 2006, financing activities generated $6.6 million of cash. During the period we purchased and cancelled 2.0 million warrants at a cost of $35.6 million and 2.3 million warrants were exercised providing proceeds of $71.2 million. Options to purchase 0.5 million shares of common stock were exercised generating $13.4 million in cash and we purchased 0.8 million shares of our common stock for $44.0 million.

During the nine months ended September 30, 2005, financing activities used $1.9 million of cash, consisting of $4.6 million in financing fees in amending our Credit Facility and $21.0 million for the repurchase of common stock warrants. Proceeds from the exercise of stock options and warrants totaled $20 million.

Income taxes

We anticipate that cash payments for income taxes for 2006 and later years will be substantially less than income tax expense recognized in the financial statements. This difference results from expected tax deductions for goodwill amortization and from the use of net operating loss ("NOL") carryovers. As of September 29, 2006, we have remaining tax goodwill of approximately $48.8 million resulting from the acquisition of the Westinghouse Businesses and $485.3 million resulting from the acquisition of Raytheon Engineers & Constructors International, Inc. The amortization of this tax goodwill is deductible over remaining periods of 7.5 and 8.8 years, respectively, resulting in annual tax deductions of approximately $62.0 million. The federal NOL carryovers as of September 29, 2006 were approximately $174.2 million, most of which are subject to an annual limitation of approximately $26.5 million, expiring in years 2020 through 2022. Unused available NOL carryovers from previous years, plus the 2006 annual limitation of $26.5 million, would allow us to use as much as $51.2 million of the NOL carryovers in 2006, or beyond. Until the tax goodwill deductions and the NOL carryovers are exhausted, we will not pay cash taxes (other than a minimal impact for alternative minimum tax) on the first $88.5 million of federal taxable income before tax goodwill amortization and application of NOL carryovers each year.

Cash flows for 2006

In 2006, we expect negative cash flow from operations. Specific issues, which are relevant to understanding 2006 cash flows, include:

•
Operating Activities: We expect to fund approximately $81.9 million of the highway project losses during 2006 of which approximately $64.1 million has been funded through September 29, 2006. Future change orders and claim recoveries on these projects, if received, would reduce the amount of required funding.

•
Property and equipment: Capital expenditures for construction and mining projects, along with normal capital expenditures to upgrade our information systems hardware and software, are expected to be approximately $50.0 million of which approximately $40.0 million has been expended through September 29, 2006. Additional capital may be required for new projects obtained during the year. Additionally, in the normal course of business, we sell a portion of our construction and mining equipment fleet each year, depending on estimated future requirements.

•
Income taxes: Because of anticipated utilization of tax goodwill amortization of $62.0 million, and the availability of $51.2 million of NOL carryovers, we will likely not pay federal taxes, other than a minimal amount for alternative minimum tax. We will pay state and foreign income taxes, which are not expected to be significant.

•
Pension and post-retirement obligations: During 2006, we anticipate contributing $10.2 million and $3.8 million to fund our pension and post-retirement plans, respectively, as compared to recorded expense of $4.1 million and $2.6 million, respectively. As of September 29, 2006, $9.3 million and $2.8 million of contributions have been made to the pension and post-retirement plans, respectively.

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

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”)

We view EBITDA as a performance measure of operating liquidity, and as such we believe that the GAAP financial measure most directly comparable to it is net cash provided by operating activities (see reconciliation of EBITDA to net cash provided (used) by operating activities below). EBITDA is not an alternative to and should not be considered instead of, or as a substitute for, earnings from operations, net income or loss, cash flows from operating activities or other statements of operations or cash flow data prepared in conformity with GAAP, or as a GAAP measure of profitability or liquidity. In addition, our calculation of EBITDA may or may not be comparable to similarly titled measures of other companies.

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

	Three Months Ended		Nine Months Ended
(In millions)	September 29, 2006	September 30, 2005*	September 29, 2006	September 30, 2005*
Net income	$4.3	$19.1	$52.0	$33.5
Interest expense (a)	6.3	1.9	9.9	11.8
Tax expense	1.6	13.1	35.3	20.0
Depreciation and amortization	10.3	5.5	33.3	14.6
EBITDA	$22.5	$39.6	$130.5	$79.9

(a) Includes write-off of deferred financing fees of $5.1 million for the three and nine months ended September 29, 2006 and $3.6 million for the nine months ended September 30, 2005.

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

	Three Months Ended		Nine Months Ended
(In millions)	September 29, 2006	Septemver 30, 2005*	Septemver 29, 2006	September 30, 2005*
EBITDA	$22.5	$39.6	$130.5	$79.9
Interest expense	(6.3)	(1.9)	(9.9)	(11.8)
Tax expense	(1.6)	(13.1)	(35.3)	(20.0)
Cash paid for reorganization items	(0.8)	(0.9)	(1.8)	(1.6)
Amortization and write-off of financing fees	5.3	0.6	6.4	5.7
Non-cash income tax expense	4.3	13.4	30.3	17.1
Minority interests in loss (income) of consolidated subsidiaries, net of tax	(2.2)	2.2	0.2	4.7
Equity in income of unconsolidated affiliates, less dividends received	(7.2)	(5.4)	(15.9)	(7.6)
Gain on sale of assets, net	(0.9)	(0.3)	(1.7)	(0.8)
Stock-based compensation	2.2	1.2	8.2	3.4
Changes in operating assets, liabilities and other, net of business acquisition	(37.2)	(45.7)	(107.9)	(73.4)
Net cash provided (used) by operating activities	$(21.9)	$(10.3)	3.1	$(4.4)
Net cash provided by operating activities for the nine months ended September 29, 2006	$3.1
Less: Net cash provided by operating activities for the six months ended June 30, 2006	(25.0)
Net cash used by operating activities for the three months ended September 29, 2006	$(21.9)
Net cash used by operating activities for the nine months ended September 30, 2005		$(4.4)
Less: Net cash provided by operating activities for the six months ended July 1, 2005		(5.9)
Net cash used by operating activities for the three months ended September 30, 2005		$(10.3)

*     Adjusted to include the retroactive impact of adopting the fair value method of recording compensation expense associated with stock options, see Note 11 of Notes to Condensed Consolidated Financial Statements in Item 1 of this report.

ACCOUNTING STANDARDS

Recently issued accounting standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No.157, Fair Value Measurements. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact, if any, that SFAS No. 157 will have on our financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS No. 158 requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position, recognize changes in that funded status in the year in which the changes occur through comprehensive income and measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year. The provisions of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. We believe the adoption of SFAS No. 158 will result in an approximate $6.0 million increase in our pension and post-retirement benefit obligations (based on October 31, 2005 valuations).

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulleting (“SAB”) No. 108 which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB No. 108 is effective for financial statements issued for fiscal years ending after November 15, 2006. We do not believe that the adoption of SAB No. 108 will have an impact on our financial statements.

In July 2006, the FASB issued FASB Interpretation ("FIN") No. 48, Accounting for Uncertainty in Income Taxes, with respect to FASB Statement No. 109, Accounting for Income Taxes, regarding accounting for and disclosure of uncertain tax positions. FIN No. 48 is intended to reduce the diversity in practice associated with the recognition and measurement related to accounting for uncertainty in income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact, if any, that FIN No. 48 will have on our financial statements.

Adoption of accounting standards

In the mining industry, companies may be required to remove overburden and waste materials to access mineral deposits. The costs of removing overburden and waste materials are referred to as “stripping costs.” MIBRAG incurs significant stripping costs in its lignite coal mining operations. MIBRAG’s mines are open pit mines that cover several square miles and have an estimated remaining life of 40 or more years. Because of the mining procedures used, MIBRAG generally does not maintain any significant inventory of mined coal. In March 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 04-6, Accounting for Stripping Costs Incurred during Production in the Mining Industry. The EITF concluded that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the cost of inventory produced during the period that stripping costs are incurred. We were required to adopt EITF No. 04-6 in the first quarter of 2006. Based upon MIBRAG’s deferred stripping costs recorded as of December 30, 2005, the adoption of EITF No. 04-6 resulted in a reduction of our investments in unconsolidated affiliates and a reduction of total stockholders’ equity of $83.2 million and $54.1 million, respectively. EITF No. 04-6 provides that any adjustment from adoption be recognized as a cumulative effect adjustment to beginning retained earnings in the period of adoption.

Under EITF No. 04-6 costs of removing overburden are now expensed in the period incurred. The execution of MIBRAG’s mine plans may result in fiscal periods during which costs incurred for the removal of overburden will not bear a direct relationship to the revenue derived from the sale of coal. This may result in a degree of variability in the future reported earnings of MIBRAG. During the three and nine months ended September 29, 2006, equity in income of unconsolidated affiliates increased $0.4 million and $1.7 million, respectively, due to the change in accounting for stripping costs as compared to the prior method of deferring stripping costs and expensing as the associated coal deposit was extracted and sold.

In June 2005, the FASB ratified the consensus reached in EITF Issue No. 05-5, Accounting for Early Retirement or Post-employment Programs with Specific Features (Such as Terms Specified in Altersteilzeit Early Retirement Arrangements). EITF No. 05-5 addresses the timing of recognition of salaries, bonuses and additional pension contributions associated with certain early retirement arrangements typical in Germany (as well as similar programs). The EITF also specified the accounting for government subsidies related to these arrangements. The effect of applying EITF No. 05-5 was to be recognized prospectively as a change in accounting estimate effected by a change in accounting principle under SFAS No. 154, Accounting Changes and Error Corrections - a Replacement of APB Opinion No. 20 and FASB Statement No. 3. MIBRAG provides early retirement arrangements to its employees pursuant to a program designed by the German government. Prior to EITF No. 05-5, the additional compensation related to the early retirement program had been accrued and expensed at the time an employee elected to participate. However, EITF No. 05-5 requires that the additional compensation be recognized ratably over the employee’s remaining service period. Accordingly, the adoption of EITF No. 05-5 in the first quarter of 2006 increased MIBRAG’s earnings as the prior accruals were reversed, resulting in a $2.1 million increase in our equity in earnings of MIBRAG.

In December 2004, the FASB issued SFAS No. 123 (Revised), Share-Based Payment ("SFAS No. 123R"). SFAS No. 123(R) replaces SFAS No. 123 and supersedes APB Opinion No. 25. We were required to adopt the fair value method prescribed by SFAS No. 123(R) in the first quarter of 2006. See Note 11 of Notes to Condensed Consolidated Financial Statements in Item 1 of this report for the impact of adopting SFAS No. 123(R).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

Our exposure to market risk for changes in interest rates relates primarily to our credit facility. Substantially all cash and cash equivalents at September 29, 2006 were held in highly liquid instruments.

From time to time, we may effect borrowings under bank credit facilities or otherwise for general corporate purposes, including working capital requirements and capital expenditures. Borrowings under our credit facility, of which there currently are none, bear interest at the applicable LIBOR or prime rate, plus an additional margin and, therefore, are subject to fluctuations in interest rates.

Foreign currency risk

We conduct our business in various regions of the world. Our operations are, therefore, subject to volatility because of currency fluctuations, inflation changes and changes in political and economic conditions in these countries. We are subject to foreign currency translation and exchange issues, primarily with regard to our mining venture, MIBRAG, in Germany. At September 29, 2006 and December 30, 2005, the cumulative adjustments for translation gains, net of related income tax benefits, were $23.3 million and $19.3 million, respectively. While we endeavor to enter into contracts with foreign customers with repayment terms in U.S. dollars in order to mitigate foreign exchange risk, our revenues and expenses are sometimes denominated in local currencies, and our results of operations may be affected adversely as currency fluctuations affect our pricing and operating costs or those of our competitors. We may engage from time to time in hedging operations, including forward foreign exchange contracts, to reduce the exposure of our cash flows to fluctuations in foreign currency rates. We do not engage in hedging for speculative investment reasons. We can give no assurances that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies.

During 2005 and 2006, we entered into forward foreign currency contracts to hedge contracts to acquire equipment denominated in Canadian dollars and South African Rand. As of September 29, 2006, we had forward foreign exchange contracts to sell U.S. dollars and buy Canadian dollars and to sell U.S. dollars and buy South African Rand. The notional value of the Canadian dollar contracts was $18.4 million and the duration was less than three months. The notional value of the South African Rand contracts was $2.5 million and the duration was one month. The estimated fair value of the contracts was not significant as of September 29, 2006.

We do not have any other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on financial condition, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are a defendant in various lawsuits resulting from allegations that third parties sustained injuries and damage from the inhalation of asbestos fibers contained in materials used in construction projects. In addition, based on proofs of claims filed with the court during the pendency of our bankruptcy proceedings, we are aware of other potential asbestos claims against us. We never were a manufacturer of asbestos or products that contain asbestos. Asbestos-related lawsuits against us result from allegations that third parties sustained injuries and damage from the inhalation of asbestos fibers contained in materials used in construction projects and that we allegedly were negligent, the typical negligence claim being that we had a duty but failed to warn the plaintiff or claimant of, or failed to protect the plaintiff or claimant from, the dangers of asbestos. We expect that additional asbestos claims will be filed against us in the future.

We believe that all of our asbestos claims are fully insured except for asbestos claims relating to a subsidiary acquired in 1986. Based on the 1986 stock purchase agreement and the insurance policies obtained by the prior owners of the subsidiary, we believe we are entitled to the benefit of the insurance coverage obtained by the prior owners. We have tendered the claims related to the acquired company to such insurance carriers, and to-date one carrier has agreed to pay at least a portion of the claims related to the subsidiary.

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

The personal injury and property damage lawsuits discussed under the caption “Legal Matters” and referred to as “New Orleans Levee Failure Class Action Litigation” in Note 9, “Contingencies and Commitments” of the Notes to Condensed Consolidated Financial Statements in Item 1 of this report refers to Berthelot, et al. v. Boh Bros. Construction Co., LLC, et al., Case No. 05-4182, Vodanovich, et al. v. Boh Bros. Construction Co., LLC, et al., Case No. 05-5237, Kirsch, et al. v. Boh Bros. Construction Co., LLC, et al., Case No. 05-6073, Ezell v. Boh Bros. Construction Co., LLC, et al., Case No. 05-6314, Brow,n et al. v. Boh Bros. Construction Co., LLC, et al., Case No. 05-6324, LeBlan,c et al. v. Boh Bros. Construction Co., LLC, et al., Case No. 05-6327, Tauzin v. The Board of Commissioners for the Orleans Parish Levee District, et al., Case No. 06-0020, Finney, et al., Case No. 06-0886, Christenberry, et al. v. Board of Commissioners of the Orleans Levee District, et al., Case No. 06-2278, Sanchez, et al. v. Boh Bros. Construction Co., LLC, et al., Case No. 06-2287, C. Adams, et al. v. Boh Bros. Construction Co., LLC, et al., Case No. 06-4065, Brock, et al. v. Boh Bros. Construction Co., LLC, et al., Case No. 06-4931, Fleming, et al. v. The United States of America, et al., Case No. 06-5159, G. Adams, et al. v. Boh Bros. Construction Co., LLC, et al., Case No. 06-4634, Gisevius v. Boh Bros. Construction Co., LLC, et al., Case No. 06-5308, Holmes v. The United States of America, et al., Case No. 06-5161, Joseph, et al. v. New Orleans Sewage and Water Board, et al., Case No. 06-5032, Leduff, et al. v. Boh Bros. Construction Co., LLC, et al., Case No. 06-5260, O’Dwyer(3) v. Dept. of Trans. and Dev., et al., Case No. 06-4389, and Bradley, et al. v. Boh Bros. Construction Co., LLC, et al., Case No. 06-225, all currently pending in the United States District Court for the Eastern District of Louisiana and consolidated under the Berthelot case; O’Dwyer(2) v. Dept. of Trans. and Dev., et al., Case No. (not yet assigned), Richardson v. Boh Bros. Construction Co., LLC, et al., Case No. 06-9246, and Yacob v. Board of Commissioners for Orleans Levee District, et al., Case No. 06-10372, all currently pending in the Civil District Court for the Parish of Orleans, Louisiana; and Cochran, et. al. v. Boh Bros. Construction Co., LLC, et al., Case No. 107 042, currently pending in the 34th Judicial District Court for St. Bernard Parish, Louisiana.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

Issue Repurchases of Equity Securities

As part of the Plan of Reorganization, 8,520,424 stock purchase warrants were issued and awarded to the unsecured creditor pool. On August 3, 2005, we announced that our Board of Directors authorized management to purchase, from time to time, up to $50,000,000 of outstanding warrants and shares of common stock in open market or negotiated transactions. During the fourth quarter of 2005 and first and second quarters of 2006, our Board of Directors authorized four increases in the amount of common stock and warrants that may be purchased under the program to a total of $175,000,000 as of June 30, 2006. As of January 25, 2006, all outstanding warrants expired. The shares of common stock purchased under the program during the three months ended September 29, 2006, are as follows:

	(a)	(b)	(c)	(d)

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
Period
Common Stock
July 1, 2006 - July 28, 2006	—	—	—	$25,643,506
July 29, 2006 - August 25, 2006	—	—	—	25,643,506
August 26, 2006 - September 29, 2006	204,406	$58.79	204,406	13,626,926*

*     Of the $12,016,580 purchases of shares during the three months ended September 29, 2006, the settlement date for $8,847,349 of the transactions was after the end of the period.

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

WASHINGTON GROUP INTERNATIONAL, INC.

/s/ George H. Juetten
George H. Juetten
Executive Vice President and Chief Financial Officer, in his respective capacities as such

Date: November 6, 2006

WASHINGTON GROUP INTERNATIONAL, INC.
EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1*
Severance Agreement dated as of September 8, 2006, between Washington Group International, Inc., and Stephen G. Hanks, as described under the heading Change in Control Agreements in Washington Group International’s Form 14A Definitive Proxy Statement filed on April 14, 2006.#

10.2*
Form of Severance Agreement dated as of September 8, 2006, September 8, 2006, between Washington Group International, Inc. and certain of its officers, as described under the heading Change in Control Agreements in Washington Group International’s Form 14A Definitive Proxy Statement filed on April 14, 2006.# A schedule listing the officers with whom Washington Group International has entered into such Severance Agreements is filed herewith. # *

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