Form 10-K
period 2006-12-29
WASHINGTON GROUP INTERNATIONAL INC
filed 2007-02-26
CIK 906469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to
Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 29, 2006  Commission File Number 1-12054

WASHINGTON GROUP INTERNATIONAL, INC.
A Delaware Corporation
IRS Employer Identification No. 33-0565601

720 PARK BOULEVARD, BOISE, IDAHO 83712
208-386-5000

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
X Yes  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes   X  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “Accelerated filer and large accelerated filer,” in Rule 12b-2 of the Exchange Act of 1934.
X  Large accelerated filer   Accelerated Filer   Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

____Yes   X   No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   X  Yes     No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.   X  Yes  No

DISCLOSURE PURSUANT TO ITEM 405 OF REGULATION S-K
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X

AGGREGATE MARKET VALUE OF COMMON STOCK HELD BY NON-AFFILIATES
At June 30, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by nonaffiliates of the registrant, based on the closing price on June 30, 2006, as reported by the NASDAQ Global Select Market®, was approximately $1,527,217,172.

The number of shares of common stock outstanding as of February 21, 2007 was 28,856,499.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its annual meeting of stockholders to be held on May 18, 2007, which is expected to be filed with the Securities and Exchange Commission not later than April 17, 2007, are incorporated by reference into Part III of this report on Form 10-K. In the event such proxy statement is not filed by April 17, 2007, the required information will be filed as an amendment to this report on Form 10-K no later than that date.

WASHINGTON GROUP INTERNATIONAL, INC.

Annual Report on Form 10-K
For the Fiscal Year Ended December 29, 2006

TABLE OF CONTENTS

PAGE
Note Regarding Forward-Looking Information		I-1

PART I

Item 1.	Business	I-3
Item 1A	Risk Factors	I-16
Item 1B	Unresolved Staff Comments	I-25
Item 2	Properties	I-25
Item 3	Legal Proceedings	I-26
Item 4	Submission of Matter to a Vote of Security Holders	I-26

PART II

Item 5	Market for the Registrant’s Common Equity, Related Stockholder Matter and issuer Purchases of Equity Securities	II-1
Item 6	Selected Financial Data	II-3
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	II-4
Item 7A	Quantitative and Qualitative Disclosure About Market Risk	II-35
Item 8	Financial Statements and Supplementary Data	II-36
Item 9	Changes in and disagreements with Accountants on Accounting and Financial Disclosure	II-79
Item 9A	Controls and Procedures	II-79
Item 9B	Other Information	II-84

PART III

Item 10	Directors, Executive Officers, and Corporate Governance of the Registrant	III-1
Item 11	Executive Compensation	III-1
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related stockholder Matters	III-1
Item 13	Certain Relationships and Related Transactions, And Director Independence	III-1
Item 14	Principal Accounting Fees and Services	III-1

PART IV

Item 15	Exhibits and Financial Statement Schedule	IV-1

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

PART I

ITEM 1. BUSINESS

Unless otherwise indicated, the terms “we,” “us” and “our” refer to Washington Group International, Inc. (“Washington Group International”) and its consolidated subsidiaries; references to 2006 are to our fiscal year ended December 29, 2006; references to 2005 are to our fiscal year ended December 30, 2005; and references to 2004 are to our fiscal year ended December 31, 2004.

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

We have adopted a Code of Business Conduct and Ethics (the “Code”) which requires all employees, officers and directors of Washington Group International to act, at all times and places, as law-abiding, responsible and responsive citizens. The Code is published on our website at http://www.wgint.com under Corporate Information: Investor Relations, Company Overview, and Corporate Governance. A copy of the Code is available by contacting us through our website under Investor Relations, or by writing to the Investor Relations Department at the corporate headquarters. We intend to disclose certain amendments to our Code, or any waivers of our Code granted to Executive Officers and Directors, on our website within four business days following the date of such amendment or waiver.

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

•
In providing design and engineering services, we participate in the conceptualization and planning stages of projects that are part of our customers’ overall capital programs. We develop the physical designs and determine the technical specifications. We also devise project configurations to maximize both construction and operating efficiency.

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

•	product logistics for manufacturing plants, information technology support, equipment servicing and tooling changeover.

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

•
Under a “cost-type” contract, a customer reimburses us for the costs that we incur (primarily materials, labor, overhead and subcontractor services), plus a fee. The fee portion of the contract may be a percentage of the costs incurred and/or may be based on the achievement of specific performance incentives or milestones. The fee portion may also be subject to a maximum limit. Engineering, construction management and environmental and hazardous substance remediation contracts, including most of our work for United States (“US”) government customers, are typically awarded pursuant to a cost-type contract.

We generally refer to the first two contract types described above as “fixed-type contracts” and the last two contract types as “cost-reimbursable.”

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

On March 22, 1999, we and BNFL Nuclear Services, Inc. (“BNFL”) acquired the government and environmental services businesses of CBS Corporation (now Viacom, Inc.). We refer to these businesses, together with other government services operations, as the “Government Services Business.” On August 25, 2004, we agreed to acquire BNFL’s interest in the Government Services Business and effective December 30, 2005, we settled all remaining acquisition payments resulting in the termination of BNFL’s interest in our Government Services Business.

On July 7, 2000, we purchased from Raytheon Company and Raytheon Engineers & Constructors International, Inc. (“RECI”), the capital stock of the subsidiaries of RECI and specified other assets of RECI and assumed specified liabilities of RECI. The businesses that we purchased, that we refer to as “RE&C,” provide engineering, design, procurement, construction, operation, maintenance and other services on a global basis. Following the RE&C acquisition, we changed our name to Washington Group International, Inc.

On May 14, 2001, due to near-term liquidity problems resulting from our acquisition of RE&C, we filed for protection under Chapter 11 of the US Bankruptcy Code. On December 21, 2001, the bankruptcy court entered an order confirming the Second Amended Joint Plan of Reorganization of Washington Group International, Inc., et al., as modified (the “Plan of Reorganization”). The Plan of Reorganization became effective and we emerged from bankruptcy protection on January 25, 2002.

The US Bankruptcy Court for the District of Nevada retains jurisdiction to interpret the Plan of Reorganization and to resolve outstanding claims and third party disputes relating thereto. A reorganization plan committee (the “Plan Committee”) was established by the bankruptcy court to evaluate claims of unsecured creditors, prosecute any disputed unsecured claims, determine each unsecured creditor’s distribution under the Plan of Reorganization and generally monitor implementation of the Plan of Reorganization.

BUSINESS UNITS

We operate our business through six business units, each of which comprises a separate reportable business segment: Power, Infrastructure, Mining, Industrial/Process, Defense and Energy & Environment.

Power

Our power business unit specializes in design, engineering, construction, modification and maintenance of power generating facilities and the systems that transmit and distribute electricity. Customers include regulated and deregulated utilities, industrial co-generators, independent power producers, original equipment manufacturers (“OEMs”) and governments. These customers generate power in a wide variety of methods, including coal, oil and gas-fired power plants, combustion turbine in both simple cycle and combined cycle configurations, nuclear power, hydroelectric power and waste-to-energy. We provide our services to customers in the US and around the world under both fixed-price and cost-reimbursable, and the work we have pursued recently has reflected an array of commercial arrangements. (See Item 1, “Business - General,” earlier in Part I of this report for a description of types of contracts and corresponding risks). The Power business unit provides a range of services that includes:

Basic Services
•	General planning
•	Siting and licensing
•	Environmental permitting
•	Engineering, procurement and construction, startup
•	Expansion, retrofit and modification
•	Operations and maintenance
•	Decontamination and decommissioning

Basic Markets
•	New generation
▪	Combustion turbine (natural gas, oil)
▪	Coal
▪	Nuclear
•	Modifications and maintenance
▪	Fossil: clean air retrofits
▪	Repowering
▪	Nuclear: major component replacement
▪	Maintenance: fossil and nuclear
•	Engineering services
▪	Planning studies and ongoing operations for fossil and nuclear
▪	Transmission, distribution, and substations

The power industry is in a period of major capital expenditures, led by regulatory-driven retrofits of large clean air systems on targeted coal-fired plants and the gradual reemergence of demand for new capacity, which has prompted a reinvigorated interest in both coal and nuclear technologies. Projects abound in the US and the key global markets of China, the Middle East, and Eastern and Central Europe. Reflecting this growth, there is a growing shortage of qualified professional and field labor personnel, leading to industry-wide challenges to meet talent needs.

Stimulating much of this growth in the US market are legislative changes enacted by the federal government in 2005. The Environmental Protection Agency’s (“EPA”) promulgation of the Clean Air Interstate Rule and the Clean Air Mercury rule has intensified the market for emissions control retrofits, and the Energy Policy Act has provided significant economic stimulus to clean coal programs, integrated gasification combined cycle facilities, renewable energy technologies, and new nuclear facilities.

The international power industry is also very active. Among the strongest of these markets is the development of vast reserves in the Canadian oil sands region, which ultimately may give North American generators a dependable and stable supply of oil and gas for existing and future operations. We have had a substantial presence in the region for several years, supporting a clean air system retrofit on coking facilities at a production site, and we were recently awarded an engineering, procurement and construction (“EPC”) contract for a 160-megawatt cogeneration station that will supply both electricity and wet steam in support of production operations. Economic growth demands in Asia, particularly in China, India and Southeast Asia, are spawning new, but highly competitive, programs for capacity additions. The nuclear market in China is forecasted to be particularly strong, and we have been engaged by a local utility to enhance their project management program. Environmental concerns in some regions - China, motivated by public image and a growing internal green movement and Central and Eastern Europe, motivated by standards for admission to the European Union - are stimulating clean air system retrofit projects on older coal-fired plants.

The Power business unit pursues a strategy of providing superior performance in new generation projects, major modifications, and long-term technical services while minimizing its exposure to long-term capital risk. New power generation is at the core of our business, and we continue to increase our market presence in each of the technologies at the backbone of the commercial power industry. We have ongoing combustion turbine, combined cycle projects in Wisconsin and Puerto Rico, an ongoing coal-fired project in Wisconsin and a new award of a 400-megawatt coal-fired project in Arizona. We anticipate that the emerging nuclear renaissance will not award a grassroots nuclear generation project until 2009; however, we have in place agreements with two prominent nuclear technology suppliers to support their efforts to gain Nuclear Regulatory Commission design certification and to detail their design standards. We are in a consortium that is studying the restart of a partially constructed unit, and we are managing the largest grassroots nuclear fuel supply construction project in the US today, which also is the first new nuclear facility licensed under the Nuclear Regulatory Commission’s new one-step licensing process.

Propelled by either the new EPA regulations, previously signed consent decrees, independent state legislation, or proactive owners, a substantial number of large system retrofits to control sulfur oxides and nitrous oxides have been announced or are under consideration. We continue to secure new awards in this market, including the retrofit of flue gas desulphurization systems for clients in Maryland, Pennsylvania, West Virginia and Wisconsin. We are also continuing work on other emissions control projects in Michigan, Pennsylvania, Wisconsin, and Alberta, Canada.

The existing fleet of nuclear power plants in North America is being revitalized with life-extension strategies that involve significant equipment modifications. Among the most common life-extension strategies is the replacement of steam generators and reactor vessel heads. Through a 50 percent owned joint venture with Framatome-ANP, Inc., we specialize in these replacements and have established ourselves as a leading competitor in the US for this market, holding three world records for short outage durations and winning industry recognition for the Best Nuclear Projects of 2005 and 2006, plus the Energy Construction Project of the Year for 2005. At present we have ongoing projects in California, Florida and New Jersey, plus a consulting assignment in Canada, and in 2006 we were awarded a new assignment in Pennsylvania.

In some cases, the competitive nature of the power generation industry has led to stronger ties between customers seeking engineering solutions to improve output and contractors assuming the responsibility of in-house specialists. We are engaged in several alliance-type relationships at various levels of maturity, including a pacesetting program that has established a full services contract for a total generation system that exceeds 11,000 megawatts, and outsourcing agreements with two utilities in which we are providing engineering services as needed at a total of more than 90 generating facilities.

Another growing market in the US power industry is the full spectrum of power delivery systems, i.e., transmission, distribution, substations and systems control. The Federal Energy Regulatory Commission and the North American Electric Reliability Coalition are both focused on improving the reliability of the power grid. Having realized a successful campaign of revitalizing and rebuilding the electric infrastructure in Iraq, we are refocusing this expertise in this US market. As a result, we have been awarded services contracts with two major power distributors.

Infrastructure

Our Infrastructure business unit provides a full range of infrastructure services to clients globally, including design, engineering, consulting, project management, construction management, construction, project development, design-build and operations and maintenance. The Infrastructure business unit performs as a general contractor or as a joint venture partner with other contractors on domestic and international projects. Typically, design, engineering, consulting, project management, construction management, and operations and maintenance type contracts are performed on a cost-reimbursable basis, while design-build and construction contracts are performed on a fixed-price, target price or cost reimbursable basis.

Infrastructure serves both private and public sector customers across three major markets:

•
Rail and transit: Services include design, project development, construction, and operation and maintenance of light rail, subways, commuter/inter-city railroads, railroads, freight transport, people movers, bus rapid transit, electrification and multimodal facilities. Our current significant projects in this market include:

▪
Hudson-Bergen Light Rail Transit System: We are operating under multiple contracts with a value exceeding $1.2 billion to design, build, operate and maintain the Hudson-Bergen Light Rail Transit System in New Jersey. The design-build phase was completed in 2006. The term of our

▪	contract to operate and maintain the system extends to 2011, with two five-year extension options.

▪
Metro Gold Line Eastside Extension: A $615 million design-build contract for a six-mile-long extension to the Metro Gold Line light rail system in Los Angeles, California. This contract with the Los Angeles Metropolitan Transportation Authority (“MTA”) is being performed by a joint venture led by us.

•
Highways and bridges: Services include design, design-build, construction, operation and maintenance of interstates/freeways, arterial highways/streets, interchanges, bridges, tunnels and intelligent transportation systems. The Infrastructure business unit has made the strategic decision to no longer participate in the public agency highway fixed price “construction only” market sector. The contract and change order administration practices of the client agencies, together with an increase in the number of smaller local bidders has lowered available margins to unacceptable levels. Our significant projects in this market include:

▪
SR-125: A joint venture led by us to design and build the 10-mile privately-funded toll road section of the public-private State Route 125 South Expressway project in San Diego, California, and a 3.5-mile publicly-funded segment of State Route 125 with a total contract value of approximately $390 million.

▪
I-215/91/60 Riverside Interchange: A joint venture led by us to perform a design sequence contract to upgrade and widen a 7.8 mile section of I-215 and connecting highways for the California Department of Transportation in Riverside, California with an approximate contract value of $240 million.

Both of these projects were in a loss position at the end of 2006. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations -Business Unit Results- Infrastructure,” in Item 7 of this report.

We are growing our lower risk program management and operations and maintenance capabilities in the highway and bridge market. Our current significant projects in this area include:

▪
Connecting Idaho GARVEE Program Management: Under a $1 billion program with the Idaho Transportation Department, we lead a team to provide $200 million of highway design and construction management services for highway work throughout the state.

▪
Florida Toll Services: We are leading an $85 million joint venture operating 100 miles of toll road for the Orlando-Orange County Expressway Authority including full-service toll collection operations and maintenance services.

•
Water resource and hydropower: Services include design and construction of hydroelectric power, water supply, flood control, locks and dams, irrigation and drainage, hydraulic structures and environmental and safety analysis. A significant project in this market includes:

▪	Olmsted Dam: An $855 million cost-reimbursable-plus-base-and-award-fee joint venture for the construction of a 2,700-foot concrete dam across the lower Ohio River.

During 2006, the Infrastructure business unit continued its work for the US Army Corps of Engineers providing design, engineering, and construction services in the Middle East. Infrastructure provided procurement, engineering, and construction services for water treatment, pump stations, and sewer rehabilitation projects in Iraq. Infrastructure also performed repair, installation, and operations and maintenance services for a hospital in Iraq.

We anticipate growth in domestic infrastructure markets. Federal highway funding is subject to authorization from the Safe, Accountable, Flexible, Efficient, Transportation Equity Act: A Legacy for Users (“SAFETEA-LU”) which is expected to provide long-term funding. State tax revenues are anticipated to increase, which will provide for matching funds for capital programs as well. Certain markets continue to have viable projects and the design-build method of delivery, with its reliance on private capital and potential opportunities for public-private partnerships, continues to grow in popularity.

Mining

The Mining business unit provides a full range of services, concentrating on contract mining and mines management, design/build and engineering, procurement, and construction or construction management to the precious and base metals, energy minerals, and industrial minerals markets globally. These services include a broad spectrum of tasks from mine planning and feasibility studies through engineering, construction, operations planning and execution, to mine reclamation and closure.

Currently, the Mining business unit is providing services to the phosphate industry in Canada and the US, coal mines in the US and Germany, silica and ballast quarry operations in the US, a silver, zinc and lead mine in Bolivia, a gold mine in Mexico, a nickel-cobalt project in Cameroon, and bauxite mines in Jamaica. Mining contracts are typically one to ten years in length and are normally renewed in subsequent bidding cycles throughout the useful life of the mine, which can typically range from 5 to 30 years. Mining contracts are generally fixed-unit price, cost reimbursable, or target price.

In addition to the Mining business unit’s contracted services, we hold ownership interests in two mining ventures:

•
MIBRAG (50 percent) is located in Germany and operates two surface lignite coal mines that provide lignite to two utility-owned power generation plants, as well as small commercial plants and three company-owned power plants. Power generated by the company-owned plants is primarily utilized by the mining operations and surplus power is sold at wholesale to the utilities. The mines have lignite reserves and contracts in place for 20 to 40 years of supply. Because of the significance of MIBRAG to our results of operations for the year ended December 29, 2006, the financial statements of MIBRAG have been included in this report on Form 10-K as Exhibit 99.1.

•	Westmoreland Resources (20 percent) is a Montana surface coal mine providing sub-bituminous coal to utilities in the upper Midwest.

See Note 4, “Ventures,” of the Notes to Consolidated Financial Statements in Item 8 of this report.

Industrial/Process

Our Industrial/Process business unit is a single-source provider of integrated engineering, construction, operations, maintenance, logistics and program management services. A key component of Industrial/Process’ approach is close alignment with our customers to support their business objectives and develop long-term, value-added partnerships and to balance the markets we serve in order to effectively deal with economic cycles that impact industrial and consumer spending.

Services are provided using a variety of commercial terms, including various forms of cost-type, target price and lump sum contracting. The unit’s continuing goal is to maintain an evenly balanced commercial mix between cost-type and fixed-priced contracts in order to optimize the risk/reward profile and improve cash flow.

Organized in three divisions, the Industrial/Process business unit is focused on the following strategic areas: Oil, Gas and Chemicals, Facility Management, and Industrial Services & Life Sciences.

•
Oil, Gas & Chemicals. The Oil, Gas & Chemicals division provides services to several markets, including oil production, gas treating, gas monetization, gas storage, refineries and bulk/specialty chemicals producers. Our services span a wide range of offerings including engineering, procurement, construction and operations and maintenance.

Customers include ExxonMobil, ConocoPhillips, ChevronTexaco, BP, Qatar Petroleum, DuPont, Georgia Gulf, El Paso, Dow Corning, PolyOne and Abu Dhabi National Oil Company, among others.

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

•
Industrial Services & Life Sciences. Our Industrial Services & Life Sciences divisions provide life-cycle services, including design, engineering, construction, quality assurance, logistics, quality programs, and validation for the automotive, manufacturing, food, consumer product, cement, pulp and paper industries.

We have long-term alliance partnerships with Anheuser-Busch, Kraft and General Mills/Pillsbury in the foods market. We provide facility and process design solutions for breweries and producers of baked goods, cake mix, cereal, prepared entrees, snack foods, soups and yogurt. In the automotive markets, customers include General Motors, Ford, Daimler/Chrysler and Hyundai.

In Life Sciences, we provide design, engineering, construction, validation and maintenance services to the biotechnology and pharmaceutical industries. An integrated delivery platform is provided in the areas of biologics, chemical synthesis, dosage form and devise manufacturing to create innovative production solutions.

Customers include Amgen, Sanofi-Pateur, Pfizer, Schering Plough, Merck, Eli Lilly, Johnson & Johnson, Novartis and Wyeth.

Defense

The Defense business unit is structured to meet the needs of our major customer, the US government, and, more specifically, the Departments of Defense and Homeland Security. Our Defense business unit manages, integrates and delivers life-cycle services for domestic and international programs under three major markets: Threat Reduction, Defense Services and Homeland Security.

•
Threat Reduction. In the Threat Reduction market, we focus on global proliferation prevention and elimination of chemical, biological, radiological, nuclear and high explosives materials and weapon systems. We are a global leader in the elimination of chemical weapons and agents. We provide life-cycle demilitarization services to federal clients, including chemical and biological warfare material elimination and nuclear weapons delivery systems disarmament. This market includes support for the Department of Defense in the destruction of the US chemical weapons stockpile. We are the system contractor for three of the US Army’s four incineration-based chemical weapons destruction facilities. We are also responsible for the start-up, pilot plant testing, operations and maintenance and closure of two additional neutralization-based plants, dealing with intact chemical weapons. All of these facilities are designed to destroy chemical weapons that have been stored for many years in underground bunkers. In

•	addition, we have expanded our global reach through destruction of a chemical agent stockpile in Albania.

We provide demilitarization services, funded by the US government, to the former Soviet Union, and have been awarded significant participation in the Cooperative Threat Reduction Integrated Contract thereunder. This contract is financed by the US to prevent proliferation of, and safely eliminate, weapons of mass destruction located in the former Soviet Union. Work performed includes elimination of strategic missiles and related delivery systems, conversion of the Seversk, Russia plutonium production facility into a peacetime electrical power production plant, and construction support for the chemical weapons disposal facility in Shchuch’ye, Russia. We are also assisting the Azerbaijan and Uzbekistan governments in establishing material detection and interdiction capabilities for weapons of mass destruction

A major objective of Threat Reduction is optimizing the value of existing contracts, while our business development efforts are focused on evaluating adjacent market opportunities and selecting higher probability market sectors for development and penetration in the US and abroad.

•
Defense Services. Defense Services, principally, addresses Department of Defense needs, offering a wide array of services including engineering, procurement, construction, operation, management and technical services with an objective of reducing the Department’s risk in mission execution due to infrastructure vulnerabilities. We support Department of Defense entities and agencies that operate or maintain major facilities, providing classified and unclassified architectural engineering services, engineering, procurement and construction services, as well as support services. We provide similar services to the Department of State and various intelligence agencies of the US government. We lead one of six teams that provide a wide range of support services under a $10 billion indefinite delivery/indefinite quantity, rapid response contract to the US Air Force under their Contract Augmentation Program (“AFCAP”).

•
Homeland Security. Homeland Security provides integrated solutions that reduce vulnerability to terrorist acts or similar hostile acts and that mitigate the consequences of such acts, with emphasis on high-value security systems, force protection and emergency preparedness and response services. We provide threat analysis and mitigation services to a variety of clients, domestic and international. We support one of the highest US priorities, the security of the nation and the safety of US citizens and assets abroad. The market for our services is principally derived from US Federal requirements and international governments and agencies that have similar security concerns and strategic assets that require protection. Concerns about border security have emerged as an area of global interest. We are positioning to serve those needs. With the creation of the Department of Homeland Security, we devote our considerable experience in security research and technologies to compete for resulting business. We are pursuing multiple opportunities for securing transportation systems and other critical infrastructure. Washington Group International is certified by the US Department of Homeland Security to provide anti-terrorism services for cargo-container facilities at ports in the US.

The Defense business unit applies our comprehensive skills to create cost-effective solutions to operational challenges, drawing resources from all of Washington Group International’s business units. Such integration is essential to compete successfully in existing and emerging markets. We perform virtually all Defense work on a cost-reimbursable basis.

Energy & Environment

Our Energy & Environment business unit provides services to the US Department of Energy, which is responsible for maintaining the nation’s nuclear weapons stockpile, performing legacy environmental cleanup and remediation, and leading the development of next generation nuclear power. The services provided include construction, contract management, supply-chain management, quality assurance, waste management, facilities management, decontamination and decommissioning, environmental cleanup and restoration services. Energy &

Environment provides safety management consulting and waste and environmental technology, engineered products, including radioactive waste containers and technical support services.

The Energy & Environment business unit also provides products and services to commercial clients, including the design and manufacture of engineered canisters to ship and store spent nuclear fuel, safety planning, integrated safety management consulting, facility operation, hazardous material management and licensing.

The Energy & Environment business unit primarily serves the US Department of Energy in the environmental management market segment, while also serving the National Nuclear Security Agency by managing nuclear operations and the Department of Defense in selected engineering, design, construction, environmental cleanup, and remediation projects. There are currently three market units within Energy & Environment: Management Services, Projects and Consulting Services. We are positioning a fourth market unit, International, to provide the services of the existing three market units to international customers, primarily in the United Kingdom.

•
Management Services. Management Services focuses on Department of Energy site management and support contracts, under which key personnel are supplied to effectively manage existing site operations, infrastructure and human resources. Our current emphasis is managing complex, high-hazard facilities and operations using our experience in technology, commercial nuclear operations, safety and operations in a regulatory environment.

Management Services has long-term management contracts with the Department of Energy. We serve three major programs within the Department of Energy, Environmental Management, Science and the National Nuclear Security Agency. The Environmental Management program consists of the environmental cleanup activities (radioactive and hazardous waste), resulting from the US government’s nuclear weapons program. Our key existing contracts include the Savannah River Site in South Carolina, the West Valley Nuclear Services Site in New York, the Idaho Cleanup Project in Idaho, the River Corridor Project in Washington and the Waste Isolation Pilot Project in New Mexico. The Science program consists of facility and infrastructure management, such as our contract at the Idaho National Laboratory. The National Nuclear Security Agency consists of the Department of Energy’s defense programs and weapons production activities, such as our contracts at Los Alamos National Laboratory and production facilities at the Savannah River Site. These contracts range in term from five to ten years and may include options to renew for up to five years.

•
Projects. Projects provides life-cycle services to the Department of Energy and its prime contractors, as well as to other US government agencies. We utilize our skills in environmental remediation, design of complex high-hazard facilities and construction capability to service this market. We provide nuclear and high-hazard facility engineering, procurement and construction; nuclear and high-hazard facility deactivation, decommissioning, decontamination and dismantlement; and environmental characterization, design and remediation. Our work includes mid-level design, construction and environmental projects for the Department of Defense.

We offer a broad portfolio of services and technologies to the Department of Energy, the Department of Defense and the EPA, with five distinct clients within the agencies. In the Department of Energy, we serve Environmental Management and the National Nuclear Security Agency. In the Department of Defense, our customers include the US Air Force Center for Environmental Excellence (“AFCEE”), the US Army Corps of Engineers and the US Navy Facilities Engineering Command. The Defense and Infrastructure business units are executing AFCEE contracts in Iraq.

•
Consulting Services. Consulting Services provides services to most Department of Energy sites. These services are also provided to other governmental agencies or commercial clients. The core products and services include safety analysis, regulatory services, criticality and radiological engineering, safeguards and security management and environmental services. We self-perform for our sites, support other sites and are equipped to provide services throughout the life cycle of a project.

•
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

•
International. International addresses new markets for our core services internationally, primarily in the United Kingdom, which is actively seeking such services to address their environmental legacies. We are currently providing cleanup support to several sites in the United Kingdom and are supporting project work with the Atomic Weapons Establishment. We believe we are well-positioned to compete for this work given our experience and the scope of our projects in the hazardous environmental management field in the US.

For financial information about each of our business units, geographic areas in which we operate, and additional disclosures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Business Unit Results” in Item 7 of this report and Note 10, “Operating Segment, Geographic and Customer Information,” of the Notes to Consolidated Financial Statements in Item 8 of this report.

MATERIAL CUSTOMERS

During 2006, ten percent or more of our total consolidated revenue was derived from contracts and subcontracts performed by the Power, Infrastructure, Industrial/Process, Defense and Energy & Environment business units for the following customers:

Percent of Consolidated Revenue
Department of Defense	27%
Department of Energy	23%

Although we presently have positive relationships with the Department of Defense and the Department of Energy, the loss of these customers, or significant reductions in government funding, could have a material adverse effect primarily on our Defense and Energy & Environment business units as well as on our company as a whole. See Item 1A, “Risk Factors,” later in this report.

GOVERNMENT CONTRACTS AND BACKLOG

Government funded contracts continue to be a significant part of our business. We derived 51 percent of our consolidated operating revenue in 2006 from contracts with the US government, including 10 percent from work performed in Iraq. We also have a number of US government contracts that extend beyond one year and for which government funding has not yet been approved. All US government contracts and some foreign contracts are subject to unilateral termination at the convenience of the customer.

Backlog represents the total value of all awarded contracts that have not been completed and will be recognized as revenue or as equity in income over the life of the project. Backlog includes our proportionate share of non-consolidated construction joint venture contracts. Backlog for government contracts includes only two years’ worth of the portions of such contracts that are currently funded or that we are highly confident will be funded. Backlog associated with mining service contracts and ventures is limited to the revenue and equity in income to be recognized during the next five years. The reported backlog excludes $3.1 billion of government contracts for work to be performed beyond December 2008 and $0.8 billion of mining service contracts and equity in income from mining ventures beyond 2011.

We have indefinite delivery/indefinite quantity (“ID/IQ”) contracts that are signed contracts under which we perform work only when the client issues specific task orders. The terms of these contracts include a maximum contract value and a specified time period that may include renewal option periods at the client’s discretion. While we believe that we will continue to receive work over the entire term, because of the uncertainty of the renewals and our dependence on the issuance of individual task orders for new projects, we cannot be assured that we will ultimately realize the maximum contract value for any particular contract. Only those task orders that are signed and funded are included in backlog.

Backlog at December 29, 2006, totaled $5.6 billion compared with backlog of $4.9 billion at December 30, 2005. Approximately $1.8 billion of the backlog at December 29, 2006, was comprised of US government contracts that are subject to termination by the government, $0.5 billion of which had not yet been funded. Historically, we have not experienced significant reductions in funding of US government contracts once they have been awarded. Terminations for the convenience of the government generally provide for recovery of contract costs and related earnings. Approximately $2.9 billion, or 52 percent, of backlog at December 29, 2006, is expected to be recognized as contract revenue or as equity in income in 2007, compared to $2.4 billion, or 50 percent, at December 30, 2005.

Although backlog reflects business that we consider to be firm, cancellations or scope adjustments may occur.

Composition of backlog (In millions)	Year Ended December 29, 2006		Year Ended December 30, 2005
Cost-type and target-price contracts	$4,484.7	80%	$3,465.8	71%
Fixed-price and fixed-unit-price contracts	1,120.1	20%	1.414.5	29%
Total backlog	$5,604.8	100%	$4,880.3	100%

  For additional information about backlog of our business units, see “Managements Discussion and Analysis of Financial Condition and Results of Operations - Business Unit New Work and Backlog” in Item 7 of this report.

COMPETITION

We are engaged in highly competitive businesses in which customer contracts are typically awarded through competitive bidding processes. We compete primarily based on price, reputation and reliability with other general and specialty contractors, both foreign and domestic, including large international contractors and small local contractors. Success or failure in our lines of business is, in large measure, based upon the ability to compete successfully for contracts and to provide the engineering, planning, procurement, construction, operations and project management and project financing skills required to complete them in a timely and cost-efficient manner. Some competitors have greater financial and other resources than we do, which, in some instances, could give them a competitive advantage over us.

EMPLOYEES

Our global employment varies widely with the volume, type and scope of operations at any given time. In December 2006, our workforce totaled approximately 25,000 employees. Approximately 15 percent of our employees are covered either by one of our regional labor agreements, which expire between June 2007 and June 2010, or by specific project labor agreements, each of which expires upon completion of the relevant project.

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

ENVIRONMENTAL MATTERS

Our environmental and hazardous substance remediation and contract mining services involve risks of liability under federal, state and local environmental laws and regulations, including the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”). We perform environmental remediation at Superfund sites as a response action contractor for the EPA and, in such capacity, are exempt from liability under any federal law, including CERCLA, unless our conduct is negligent. Moreover, we may be entitled to indemnification from agencies of the US government against liability arising out of the negligent performance of work in such capacity. We do not own any of the CERCLA sites.

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

ITEM 1A. RISK FACTORS

We are subject to a number of risks, including those enumerated below. Any or all of these risks could have a material adverse effect on our business, financial condition, results of operations and cash flows and on the market price of our common stock. See also “Note Regarding Forward-Looking Information” preceding Part I of this report.

The documents governing our indebtedness restrict our ability and the ability of some of our subsidiaries to engage in some business transactions.

We have a senior secured revolving credit facility (the “Credit Facility”) that provides for up to $350 million of loans and other financial accommodations. The credit agreement governing the Credit Facility restricts or places certain limits on our ability and the ability of some of our subsidiaries to, among other things:

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

The Credit Facility contains covenants that are typical for credit facilities of its size, type and tenor, such as requirements that we meet specified financial ratios and financial condition tests. Our ability to borrow under the Credit Facility depends upon satisfaction of these covenants. Our ability to meet these covenants and requirements may be affected by events beyond our control.

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

Our fixed-price contracts involve risks relating to our inability to receive additional compensation in the event the costs of performing those contracts prove to be greater than anticipated. Our cost of performing the contracts may be greater than anticipated due to uncertainties inherent in estimating contract completion costs, contract modifications by customers resulting in claims, failure of subcontractors and joint venture partners to perform and other unforeseen events and conditions. At December 29, 2006, approximately 20 percent, or $1.1 billion, of our backlog represented fixed-price and fixed-unit-price contracts. Any one or more of these risks could result in reduced profits or increased losses on a particular contract or contracts.

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

The US government can audit and disallow costs reimbursed under our government contracts and can terminate those contracts without cause.

Government contracts, primarily with the US Departments of Energy and Defense, are, and are expected to continue to be, a significant part of our business. We derived approximately 51 percent of our consolidated revenue in 2006 from contracts funded by the US government. Allowable costs under government contracts are subject to audit by the US government. To the extent that these audits result in determinations that costs claimed as reimbursable are not allowable costs or were not allocated in accordance with federal government regulations, we could be required to reimburse the US government for amounts previously received. In addition, if we were to lose and not replace our revenue generated by one or more of the US government contracts, our businesses, financial condition, results of operations and cash flows could be adversely affected.

We have a number of contracts and subcontracts with agencies of the US government, principally for environmental remediation, threat reduction, restoration and operations work, which extend beyond one year and for which government funding has not yet been approved. We cannot be certain that funding will be approved. All contracts with agencies of the US government and some commercial and foreign contracts are subject to unilateral termination at the convenience of the customer. In the event of a termination, we would not receive projected revenue or profits associated with the terminated portion of those contracts.

In addition, government contracts are subject to specific procurement regulations, contract provisions and a variety of other socioeconomic requirements relating to the formation, administration, performance and accounting for these contracts. Many of these contracts include express or implied certifications of compliance with applicable laws and contract provisions. As a result of our government contracting, claims for civil or criminal fraud may be brought by the government for violations of these regulations, requirements or statutes. We may also be subject to qui tam litigation brought by private individuals on behalf of the government under the Federal Civil False Claims Act, which could include claims for up to treble damages. Further, if we fail to comply with any of these regulations, requirements or statutes, our existing government contracts could be terminated, we could be suspended from government contracting or subcontracting, including federally funded projects at the state level, and our ability to participate in foreign projects funded by the US government could be adversely affected. If one or more of our government contracts are terminated for any reason, or if we are suspended from government work, we could suffer a significant reduction in expected revenue and earnings.

Our dependence on one or a few customers could adversely affect us.

One or a few clients have in the past and may in the future contribute a significant portion of our consolidated revenue in any one year or over a period of several consecutive years. In 2006, approximately 27 percent of our revenue was from the US Department of Defense and approximately 23 percent of our revenue was from the US Department of Energy. As our backlog frequently reflects multiple projects for individual clients, one major customer may comprise a significant percentage of our backlog at any point in time. For example, the US Department of Defense, with which we have 78 contracts, represented an aggregate of 21 percent of our backlog at December 29, 2006, and the US Department of Energy, with which we have 240 contracts, represented an aggregate of 14 percent of our backlog at December 29, 2006.

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

As of December 29, 2006, our backlog was approximately $5.6 billion. We cannot assure that the revenue projected in our backlog will be realized or, if realized, will result in profits. Projects may remain in our backlog for an extended period of time prior to project execution and, once project execution begins, it may occur unevenly over the current and multiple future periods. Although we have not experienced any significant cancellations, project terminations, suspensions or reductions in scope, these could occur from time to time with respect to contracts reflected in our backlog. Such backlog reductions would adversely affect the revenue and profit we actually receive from contracts reflected in our backlog.

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

We engage in engineering and construction activities for large industrial facilities where design, construction or systems failures can result in substantial injury or damage to third parties. Any liability in excess of our insurance limits at locations designed or constructed by us, where our products are installed or where our services are performed, could result in significant liability claims against us, which claims may reduce our earnings. In addition, if a customer disputes our performance of project services, the customer may decide to delay or withhold payment to us. If we were ultimately unable to collect on these payments, our profits would be reduced.

Our dependence on subcontractors and equipment manufacturers could adversely affect us.

We rely on third-party subcontractors as well as third-party equipment manufacturers to complete our projects. To the extent that we cannot engage subcontractors or acquire equipment or materials, our ability to complete a project in a timely fashion or at a profit may be impaired. If the amount we are required to pay for these goods and services exceeds the amount we have estimated in bidding for fixed-price, fixed-unit-price or target-price contracts, we could experience reduced profit or losses in the performance of these contracts. In addition, if a subcontractor or a manufacturer is unable to deliver its services, equipment or materials according to the negotiated terms for any reason, including the deterioration of its financial condition, we may be required to purchase the services, equipment or materials from another source at a higher price. This may reduce the profit to be realized or result in a loss on a project for which the services, equipment or materials were needed.

Strikes, work stoppages and other similar events, as well as resulting increases in operating costs, would have a negative impact on our operations and financial results.

We are party to several regional labor agreements that expire between June 2007 and June 2010, as well as project-specific labor agreements that commit us to use union building trades on certain projects. If we were unable to negotiate with any of the unions, it could result in strikes, work stoppages or increased operating costs as a result of higher than anticipated wages or benefits. If the unionized workers engage in a strike or other work stoppage, or other employees become unionized, we could experience a disruption of our operations and higher ongoing labor costs, which could adversely affect portions of our business, and our financial position, results of operations and cash flows. See Item 1 “Business - Employees” earlier in Part I of this report.
`
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

We pursue project opportunities internationally through foreign and domestic subsidiaries as well as through agreements with domestic and foreign joint venture partners. Our international operations accounted for approximately 21 percent of our revenue in 2006, including 10 percent from work performed in Iraq. Our foreign operations are subject to special risks, including:

• unstable political, economic, financial and market conditions;

• potential incompatibility with foreign joint venture partners;

• foreign currency fluctuations;

• trade restrictions and governmental regulations;

• restrictions on repatriating foreign profits back to the US;

• increases in taxes;

• civil disturbances and acts of terrorism, violence or war in the US or elsewhere; and

•	changes in labor conditions, labor strikes and difficulties in staffing and managing international operations.

Events outside of our control may limit or disrupt operations, restrict the movement of funds, result in the deprivation of contract rights, increase foreign taxes or limit repatriation of earnings. In addition, in some cases, applicable law and joint venture or other agreements may provide that each joint venture partner is jointly and severally liable for all liabilities of the venture.

Our international operations may require our employees or subcontractors to travel to high security risk countries, which may result in employee injury, repatriation costs or other unforeseen costs.

As a global provider of engineering, construction and management services, we dispatch employees and subcontractors to various countries around the world. A country may represent a high security risk because of its political, social or economic upheaval such as war, civil unrest or ongoing acts of terrorism. Senior level employees and other key employees and subcontractors have been, and may continue to be, deployed to provide services in high security risk countries. As a result, it is possible that our employees or subcontractors may suffer injury or death, repatriation problems or other unforeseen costs and risks in the course of their international responsibilities, which could negatively impact our operations.

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

In order to prepare financial statements in conformity with accounting principles generally accepted in the United States of America, our management is required to make estimates and assumptions as of the date of the financial statements. These estimates and assumptions affect the reported values of assets, liabilities, revenue and expenses and disclosure of contingent assets and liabilities. Areas requiring significant estimates by our management include:

•	determination of new work awards and backlog;

•	recognition of contract revenue, costs, profit or losses in applying the principles of percentage-of-completion accounting;

•	recognition of recoveries under contract change orders or claims;

•	collectibility of billed and unbilled accounts receivable and the need and amount of any allowance for doubtful accounts;

•	the amount of reserves necessary for self-insured risks;

•	the determination of liabilities under pension and other post-retirement benefit programs;

•	estimated amounts for expected project losses, reclamation costs, warranty costs or other contract close-out costs;

•	recoverability of goodwill and other intangible assets;

•	provisions for income taxes and realizability of deferred tax assets;

•	accruals for other estimated liabilities, including litigation reserves.

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

The cumulative effect of revisions to contract revenue and estimated completion costs, including incentive awards, penalties, change orders, claims and anticipated losses, is recorded in the accounting period in which the amounts become known and can be reasonably estimated. Such revisions could occur at any time and the effects could be material. A change order is included in total estimated contract revenue when it is probable that the change order will result in a bona fide addition to contract value and can be reliably estimated. Estimated contract revenue associated with change orders may include amounts in excess of costs (profit) when appropriate. Claims are included in total estimated contract revenue, only to the extent that contract costs related to the claim have been incurred, when it is probable that the claim will result in a bona fide addition to contract value and can be reliably estimated, which generally occurs when amounts have been received or awarded.

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

Goodwill and other intangible assets totaling $120.6 million are included in our consolidated balance sheet at December 29, 2006. We must evaluate our goodwill and other intangible assets for impairment at least annually. If our goodwill and other intangible assets were to become impaired, we would be required to write-off the impaired amount. The write-off would negatively impact our earnings; however, it would not impact our cash flows. As of December 29, 2006, all of our goodwill and other intangible assets relate to our Defense and Energy & Environment business units, which are almost entirely dependent on continued spending by the US government. See Note 2, “Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Item 8 of this report.

The significant demands on our cash resources could affect our ability to achieve our business plan.

We have substantial demands on our cash resources in addition to operating expenses, principally capital expenditures. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition and Liquidity” in Item 7 of this report.

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

Because of the nature of our contracts, at times we commit resources to projects prior to receiving payments from the customer in amounts sufficient to cover expenditures on client projects as they are incurred. Delays in customer payments may require us to make a working capital investment. If a customer defaults in making its payments on a project in which we have devoted significant resources, it could have an adverse effect on our financial position, results of operations and cash flows.

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

We are subject to various restrictions and other requirements that may have the effect of delaying, deterring or preventing the ability of others to acquire control of us, even if such a change in control would provide a premium for shareholders. These include the following, among others:

•
Our certificate of incorporation and bylaws provide that vacancies on the Board only can be filled by other Directors, restrict the ability of our shareholders to call special meetings and to nominate a Director for election, and require supermajority votes for amendments to our certificate of incorporation or bylaws.

•
The disbursing agreement that we entered into in connection with our emergence from bankruptcy requires the disbursing agent to vote the shares held by the disbursing agent as recommended by our Board of Directors, unless the Plan Committee established in connection with our bankruptcy directs it to vote the shares in proportion to the votes cast and abstentions claimed by all other stockholders eligible to vote on the particular matter. As of February 21, 2007, 871,713 shares of our common stock were held by the disbursing agent pending future distribution to unsecured creditors.

• Section 203 of the Delaware General Corporation Law generally limits the ability of major stockholders to engage in specified transactions with us that may be intended to effect a change in control.

•
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

We have issued stock options to our directors and key employees under our long-term incentive program. As of December 29, 2006, we had 5,100,852 outstanding options to purchase common shares at a weighted-average exercise price of $31.95 per share. The exercise of these options may dilute the ownership interests of our existing stockholders. Furthermore, any sales in the public market of the common stock issuable upon exercise of the options could adversely affect the prevailing market price of our common stock.

See additional information on our outstanding stock options in Note 13, “Capital Stock, Stock Purchase Warrants and Stock Compensation Plans,” of the Notes to Consolidated Financial Statements in Item 8 of this report.

Adequate bonding is necessary for us to successfully win new work awards on some types of contracts.

In line with industry practice, we are often required, primarily in our Infrastructure business unit, to provide performance and surety bonds to customers under fixed-price contracts. These bonds indemnify the customer should we fail to perform our obligations under the contract. If a bond is required for a particular project and we are unable to obtain an appropriate bond, we cannot pursue that project. We have bonding capacity but, as is typically the case, the issuance of a bond is at the surety’s sole discretion. Moreover, due to events that affect the insurance and bonding markets generally, bonding may be more difficult to obtain in the future or may only be available at significant additional cost. There can be no assurance that bonds will continue to be available to us on reasonable terms. Our inability to obtain adequate bonding and, as a result, to bid on new work could have a material adverse effect on our businesses, financial condition, results of operations and cash flows. Of $4.2 billion of new work awarded during 2006, 2 percent required bonding.

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

ITEM 2. PROPERTIES

We do not own significant real property used in our operations. Our principal office facilities located in Boise, Idaho; Princeton, New Jersey; Denver, Colorado; Birmingham, Alabama; Aiken, South Carolina; Cleveland, Ohio; and Arlington, Virginia are leased under long-term, noncancelable leases expiring at various dates through 2015. We consider our construction, administrative and engineering facilities to be well maintained and suitable for our current operations.

As of December 29, 2006, our principal facilities were as follows:

Property location	Facility Sq. Ft.	Owned/ Leased	Segment/ Business Unit	Usage

Aiken, SC	96,250	Leased	5,6	Business unit headquarters/engineering
Arlington, VA	31,295	Leased	2,5,6,7	Business unit headquarters/regional office
Birmingham, AL	140,635	Leased	4,8	Business unit headquarters/regional office
Boise, ID	50,511	Leased	7	Records/retention center
Boise, ID	193,461	Leased	1,2,4,6,7,8	Corporate/business unit headquarters
Bucharest Romania	48,438	Leased	1,2,4,5,8	Engineering
Carlsbad, NM	183,800	Leased	6	Office/warehouse/container fabrication
Cleveland, OH	88,775	Leased	4,5,8	Engineering
Chula Vista, CA	47,785	Leased	2	Construction office / engineering
Denver, CO	245,082	Leased	1,2,3,4,5,6,7,8	Business unit headquarters/regional office
Houston, TX	24,622	Leased	1,2,4,8	Office / engineering
New York, NY	35,015	Leased	1,2,8	Area office
Oxnard, CA	43,560	Leased	2	Storage yards
Perris, CA	413,820	Leased	2	Office/precast concrete fabrication
Petaluma, CA	43,800	Owned	2	Storage yards
Princeton, NJ	365,245	Leased	1,2,4,5,8	Business unit headquarters/regional offices/ engineering
Richland, WA	51,548	Leased	6	Office
Spring Valley, CA	53,000	Leased	2	Storage yards
Vienna, VA	51,864	Leased	2	Office / engineering
Warrington, England	51,836	Leased	4,6	Office
Whitehall, AR	129,640	Leased	5	Warehouse / office

* Segment/business unit:
1 - Power
2 - Infrastructure
3 - Mining
4 - Industrial/Process
5 - Defense
6 - Energy & Environment
7 - Corporate
8 - Operations centers used by all business units

ITEM 3. LEGAL PROCEEDINGS

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

We incorporate by reference the information regarding legal proceedings set forth under the caption “Legal Matters” in Note 11, “Contingencies and Commitments,” of the Notes to Consolidated Financial Statements in Item 8 of this report.

Our reorganization case is In re Washington Group International, Inc. and Related Cases, Docket No. BK-N 01-31627-GWZ, in the US Bankruptcy Court for the District of Nevada.

The personal injury and property damage lawsuits discussed under the caption “Legal Matters” and referred to as “New Orleans Levee Failure Class Action Litigation” in Note 11, “Contingencies and Commitments” of the Notes to Consolidated Financial Statements in Item 8 of this report refers to Berthelot, et al. v. Boh Bros. Construction Co., LLC, et al., Case No. 05-4182; Vodanovich, et al. v. Boh Bros. Construction Co., LLC, et al., Case No. 05-5237; Kirsch, et al. v. Boh Bros. Construction Co., LLC, et al., Case No. 05-6073; Ezell v. Boh Bros. Construction Co., LLC, et al., Case No. 05-6314; Brown, et al. v. Boh Bros. Construction Co., LLC, et al., Case No. 05-6324; LeBlanc, et al. v. Boh Bros. Construction Co., LLC, et al., Case No. 05-6327; Tauzin v. The Board of Commissioners for the Orleans Parish Levee District, et al., Case No. 06-0020; Finney, et al. v. Boh Bros. Construction Co., LLC, et al.,, Case No. 06-0886; Christenberry, et al. v. Board of Commissioners of the Orleans Levee District, et al., Case No. 06-2278; Sanchez, et al. v. Boh Bros. Construction Co., LLC, et al., Case No. 06-2287; C. Adams, et al. v. Boh Bros. Construction Co., LLC, et al., Case No. 06-4065; Brock, et al. v. Boh Bros. Construction Co., LLC, et al., Case No. 06-4931; Fleming, et al. v. The United States of America, et al., Case No. 06-5159; G. Adams, et al. v. Boh Bros. Construction Co., LLC, et al., Case No. 06-4634; Gisevius v. Boh Bros. Construction Co., LLC, et al., Case No. 06-5308; Holmes, et al. v. The United States of America, et al., Case No. 06-5161; Joseph, et al. v. New Orleans Sewage and Water Board, et al., Case No. 06-5032; LeDuff, et al. v. Boh Bros. Construction Co., LLC, et al., Case No. 06-5260; O’Dwyer(1) v. Boh Bros Construction Col, LLC, et al., Case No. 05-4182, O’Dwyer(3) v. Dept. of Trans. and Dev., et al., Case No. 06-4389; and Bradley, et al. v. Boh Bros. Construction Co., LLC, et al., Case No. 06-225, all currently pending in the US District Court for the Eastern District of Louisiana and consolidated under the Berthelot case. O’Dwyer(2) v. Dept. of Trans. and Dev., et al., Case No. (not yet assigned); Richardson v. Boh Bros. Construction Co., LLC, et al., Case No. 06-9246; and Yacob v. Board of Commissioners for Orleans Levee District, et al., Case No. 06-10372, all currently pending in the Civil District Court for the Parish of Orleans, Louisiana; and Cochran, et. al. v. Boh Bros. Construction Co., LLC, et al., Case No. 107 042, currently pending in the 34th Judicial District Court for St. Bernard Parish, Louisiana.

The lawsuit relating to our USAID-financed projects in Egypt discussed under the caption “Legal Matters” and referred to as “Litigation and Investigation related to USAID Egyptian Projects” in Note 11, “Contingencies and Commitments” of the Notes to Consolidated Financial Statements in Item 8 of this report refers to United States of America v. Washington Group International, Inc., et al., Case No. CIV-04545S-EJL, in the US District Court for the District of Idaho.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We submitted no matters to a vote of our stockholders during the fourth quarter of 2006.

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

Our common stock began trading on the NASDAQ Global Select Market® under the ticker symbol “WGII” on March 6, 2003. At the close of business on February 21, 2007, we had 28,856,499 shares of common stock outstanding. Of the 5,000,000 shares allocated to the unsecured creditor pool, 4,128,287 shares have been distributed to various unsecured creditors and the remaining 871,713 shares will be distributed as the claim pool is resolved.

The following tables set forth the high and low bid prices per share of our common stock as reported by the NASDAQ Global Select Market® for each quarterly period in 2006 and 2005.

2006 Quarters Ended	March 31, 2006	June 30, 2006	September 29, 2006	December 29, 2006
High	$60.03	$61.32	$60.00	$62.00
Low	$51.76	$47.28	$50.88	$53.70

2005 Quarters Ended	April 1, 2005	July 1, 2005	September 30, 2005	December 30, 2005
High	$47.31	$52.79	$54.60	$54.35
Low	$38.00	$40.78	$48.72	$47.30

Holders

The number of holders of our voting common stock at February 21, 2007 was approximately 10,995. This number does not include all beneficial owners of our common stock held in the name of a nominee.

Dividends

We have not paid a cash dividend since the first quarter of fiscal 1994 and do not intend to pay cash dividends in the near term. Our Credit Facility has specified restrictions on dividend payments. For a more detailed discussion, see Note 6, “Credit Facility,” of the Notes to Consolidated Financial Statements in Item 8 of this report.

Issuer Purchases of Equity Securities

As part of the Plan of Reorganization, 8,520,424 stock purchase warrants were issued and awarded to the unsecured creditor pool. On August 3, 2005, we announced that our Board of Directors authorized management to purchase, from time to time, up to $50,000,000 of outstanding warrants and shares of common stock in open market or negotiated transactions. Subsequent to the initial authorization, our board has authorized increases to the amount of common stock and warrants that may be purchased under the program to a total of $275,000,000 as of December 29, 2006. As of January 25, 2006, all outstanding warrants expired. The shares of common stock purchased under the program during the three months ended December 29, 2006, are as follows:
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
September 30, 2006 - October 27, 2006	214,859	$60.37	214,859	$655,672
October 28, 2006 - November 24, 2006	-	-	-	$100,655,672
November 25, 2006 - December 29, 2006	-	-	-	$100,655,672

Recent Sales of Unregistered Equity Securities

We did not sell any unregistered equity securities during 2006.

ITEM 6. SELECTED FINANCIAL DATA
(In millions except per share data)

As of February 1, 2002, in connection with our emergence from bankruptcy protection, we adopted fresh-start reporting pursuant to the guidance provided by the American Institute of Certified Public Accountants Statement of Position (“SOP”) 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. In connection with the adoption of fresh-start reporting, we created a new entity for financial reporting purposes. The effective date of our emergence from bankruptcy is considered to be the close of business on February 1, 2002 for financial reporting purposes. In the tables below, the month ended February 1, 2002 has been designated “Predecessor Company.”

Effective December 31, 2005, we adopted the fair value method of recording compensation expense associated with stock options using the modified retrospective application method. As a result, periods prior to the year ended December 29, 2006 have been adjusted from amounts previously reported. See Note 13, “Capital Stock, Stock Purchase Warrants, and Stock Compensation Plans” of the Notes to Consolidated Financial Statements in Item 8 of this report. On August 25, 2004, we agreed to acquire BNFL’s interest in the Government Services Business and effective December 30, 2005, we settled all remaining acquisition payments resulting in the termination of BNFL’s interest in our Government Services Business. See Note 14, “Acquisition of BNFL’s Interest in Government Services Business”, of the Notes to Consolidated Financial Statements in Item 8 of this report. There were no cash dividends declared during any period presented.

	Year Ended				Eleven Months Ended	Predecessor Company Month Ended
OPERATIONS SUMMARY	December 29, 2006	December 30, 2005	December 31, 2004	January 2, 2004	January 3, 2003	February 1, 2002
Revenue	$3,398.1	$3,188.5	$2,915.4	$2,501.2	$3,311.6	$349.9
Gross profit	155.8	126.3	147.2	173.7	144.3	11.1
Equity in income of unconsolidated affiliates	35.8	29.6	26.9	25.5	27.3	3.1
Operating income	115.9	92.1	112.1	137.6	105.8	9.4
Extraordinary item - gain on debt discharge (a)	─	─	─	─	─	567.2
Net income	80.8	53.9	47.6	34.2	21.9	522.2
Income per share: Basic	2.83	2.07	1.88	1.37	0.88	─ (b	)
Diluted	2.64	1.77	1.71	1.35	0.88	─ (b	)
Shares used to compute income per share: Basic	28.6	26.0	25.3	25.0	25.0	─ (b	)
Diluted	30.6	30.4	27.9	25.4	25.0	─ (b	)
FINANCIAL POSITION AT END OF PERIOD
Cash and cash equivalents	$232.1	$237.7	$224.5	$118.2	$80.4	$40.7
Current assets	1,125.2	1,027.6	949.3	789.0	731.1	1,072.4
Total assets	1,732.3	1,665.0	1,604.3	1,425.5	1,425.5	1,783.4
Current liabilities	718.0	704.4	620.3	540.0	605.3	972.5
Long-term debt	─	─	─	─	─	40.0
Minority interests	9.9	5.6	47.9	48.5	56.1	78.0
Stockholders’ equity	798.2	757.1	749.0	675.9	606.9	550.0

(a)	Extraordinary item consists of a gain on debt discharge of $1,460.7, less the value of common stock and warrants issued of $550.0, net of income tax of $343.5, upon emergence from bankruptcy.
(b)	Income per share is not presented for this period, as it is not meaningful because of the revised capital structure of the Successor Company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto in Item 8 of this report. The following analysis contains forward-looking statements about our expectations related to future potential revenue and operating results. See “Note Regarding Forward-Looking Statements” for a discussion of the risks and uncertainties affecting these statements and "Risk Factors” in Item 1A of this report.

References in our management’s discussion and analysis to 2006 are for our fiscal year ended December 29, 2006. References to 2005 are for our fiscal year ended December 30, 2005. References to 2004 are for our fiscal year ended December 31, 2004.

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

We are subject to numerous factors that have an impact on our ability to obtain new work. The Power business unit is dependent on the domestic demand for new power generating facilities and the modification of existing power facilities. Infrastructure is affected by the availability of public sector funding for transportation projects and the availability of bonding. Mining is affected by demand for coal, precious metals and other extractive resources. The Industrial/Process business unit is affected in general by the growth prospects in the US economy and more directly by the capital spending plans of its large customer base. Industrial/Process also provides services to the oil and gas industry. With the increase in the price of oil and natural gas, the business unit is actively pursuing opportunities in this market. Finally, the Defense and Energy & Environment business units are almost entirely dependent on the spending levels of the US government, in particular, the Departments of Defense and Energy.

CRITICAL ACCOUNTING POLICIES AND RELATED CRITICAL ACCOUNTING ESTIMATES

Our accounting and financial reporting policies are in conformity with accounting principles generally accepted in the US (“GAAP”). The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet date, and the reported amounts of revenue and expenses during the reporting period. Although our significant accounting policies are described in Note 2, “Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Item 8 of this report, the following discussion is intended to describe those accounting policies most critical to the preparation of our consolidated financial statements. The development and selection of the critical accounting policies, related critical accounting estimates and the disclosure below have been reviewed with the Audit Review Committee of our Board of Directors. Other than adoption of new standards, there were no changes in our critical accounting policies during 2006.

Revenue recognition. We follow the provisions of SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. We recognize revenue on certain engineering and construction-type contracts using the percentage-of-completion method of accounting whereby revenue is recognized as performance under the contract progresses. For most of our fixed-price and target-price contracts, we use a cost-to-cost approach to measure progress towards completion. Under the cost-to-cost method, we make periodic estimates of our progress towards completion by comparing costs incurred to date with total estimated contract costs. Revenue is then calculated on a cumulative basis (project-to-date) as the total contract value multiplied by the current percentage complete. Revenue for a reporting period is calculated as the cumulative project-to-date revenue less project revenue recognized in prior periods. However, we defer profit recognition on fixed-price and certain target-priced contracts until progress is sufficient to estimate the probable outcome, which generally does not occur until the project is at least 20 percent complete. Fixed-price contracts accounted for 20 percent of our total revenue during 2006.

For contracts that include significant materials or equipment costs, we use an efforts expended method to measure progress towards completion based on labor hours, labor dollars or some other measurement of physical completion. For certain long-term contracts involving mining and environmental and hazardous substance remediation, progress towards completion is measured using the units of production method. Revenue from reimbursable or cost-plus contracts is recognized on the basis of costs incurred during the period plus the fee earned. Service-related contracts, including operations and maintenance contracts, are accounted for over the period of performance, in proportion to the costs of performance, evenly over the period or over units of production. Award fees associated with US government contracts are initially estimated and recognized based on historical performance until the client has confirmed the final award fee. Performance-based incentive fees are included in contract value when a basis exists for the reasonable prediction of performance in relation to established targets. When a basis for reasonable prediction does not exist, performance-based incentive fees are recognized when actually awarded by the client.

The amount of revenue recognized depends on whether the contract or project is determined to be an “at-risk” or an “agency” relationship between the client and us. Determination of the relationship is based on characteristics of the contract or the relationship with the client. For at-risk relationships, the gross revenue and the costs of materials, services, payroll, benefits, non-income tax and other costs are recognized in our consolidated statements of income. For agency relationships, where we act as an agent for our client, only fee revenue is recognized, meaning that direct project costs and the related reimbursement from the client are netted.

The use of the percentage-of-completion method for revenue recognition requires the use of various estimates, including among others, the extent of progress towards completion, contract completion costs and contract revenue. Profit to be recognized is dependent upon the accuracy of estimated engineering progress, material quantities, achievement of milestones and other incentives, penalty provisions, labor productivity and other cost estimates. Such estimates are dependent upon various judgments we make with respect to those factors, and some are difficult to accurately determine until the project is significantly underway. Progress is evaluated each reporting period. We recognize adjustments to profitability on contracts utilizing the percentage-of-completion method on a cumulative basis, when such adjustments are identified. We have a history of making reasonably dependable estimates of the extent of progress towards completion, contract revenue and contract completion costs on our long-term engineering and construction-type contracts. However, due to uncertainties inherent in the estimation process, it is possible that actual completion costs may vary from estimates. In limited circumstances, we may use the completed-contract method for specific contracts for which reasonably dependable estimates cannot be made or for which inherent hazards make the estimates doubtful. The completed contract method was not utilized during any of the periods presented.

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

(In thousands)	Year Ended December 29, 2006		Year Ended December 30, 2005	Year Ended December 31, 2004
Revenue from claims	$	─	$22,899	$30,439
Less additional contract related costs and subcontractors’ share of claim settlements		─	(1,697)	(1,901)
Net impact on gross profit from claims	$	─	$21,202	$28,538

Substantially all claims were settled and collected during each respective period for which claim revenue was recognized. During 2006, we recognized $16.8 million of change order recoveries on two projects for which losses were recorded in prior periods. As discussed in “Business Unit Results - Infrastructure,” we have incurred significant losses on three highway projects and have submitted a substantial amount of pending change orders and claims to the customers.

Estimated losses on uncompleted contracts and changes in contract estimates. We record provisions for estimated losses on uncompleted contracts in the period in which such losses are identified. The cumulative effect of revisions to contract revenue and estimated completion costs are recorded in the accounting period in which the amounts become evident and can be reasonably estimated. These revisions include such items as the effects of change orders and claims, warranty claims, liquidated damages or other contractual penalties, adjustments for audit findings on US government contracts and contract closeout settlements. It is possible that there will be future and currently unknown significant adjustments to our estimated contract revenue, costs and gross margins for contracts currently in process, particularly in the later stages of the contracts. These adjustments are common in the construction industry and inherent in the nature of our contracts. These adjustments could, depending on the magnitude of the adjustments and/or the number of contracts being completed, materially, positively or negatively, affect our operating results in an annual or quarterly reporting period.

Goodwill. As of December 29, 2006, we had $97.1 million of goodwill. Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized but is tested for impairment at least annually. We regularly evaluate whether events and circumstances have occurred which may indicate a possible impairment of goodwill and perform the annual impairment test for all of our reporting units each October. In conducting the impairment test, we apply various techniques to estimate the fair value of our reporting units. These techniques are inherently subjective, and the resulting values are not necessarily representative of the values we might obtain in a sale of our reporting units to a willing third party. Based on our annual review of the recoverability of goodwill as of October 31, 2006, we determined that our goodwill is not impaired. However, our businesses are cyclical and subject to competitive pressures. The $97.1 million of goodwill as of December 29, 2006 relates to our Defense and Energy & Environment business units, which are almost entirely dependent on continued spending by the US government. Therefore, it is possible that the goodwill values of our business units could be adversely impacted in the future by these or other factors and that a significant impairment adjustment, which would reduce earnings and potentially affect debt covenants, could be required in such circumstances.

Income Taxes. Deferred income tax assets and liabilities are recognized for the effects of temporary differences between the carrying amounts and the tax basis of assets and liabilities using enacted tax rates. A valuation allowance is established when it is more likely than not that net deferred tax assets will not be realized. Tax credits are generally recognized in the year they arise.

Litigation claims and contingencies. In the normal course of business, we are subject to a variety of contractual guarantees and litigation. In general, guarantees can relate to project scheduling, project completion, plant performance or meeting required standards of workmanship. Most of our litigation involves us as a defendant in workers’ compensation, personal injury, contract, environmental, environmental exposure, professional liability and other similar lawsuits. We maintain insurance coverage for some aspects of our business and operations. In addition, we have elected to retain a portion of the liability related to insured losses that may occur through the use of various deductibles, limits and retentions under our insurance programs. This situation may subject us to some future liability for which we are only partially insured. Self-insurance reserves are established and maintained for uninsured business risks.

Government contracts are, and are expected to continue to be, a significant part of our business. We derived 51 percent of our consolidated operating revenue in 2006 from contracts with the US government. Allowable costs under US government contracts are subject to audit by the government. To the extent that these audits result in determinations that costs claimed as reimbursable are not allowable costs or were not allocated in accordance with federal regulations, we could be required to reimburse the government for amounts previously received. We also have a number of US government contracts which extend beyond one year and for which government funding has not yet been approved. All US government contracts and some foreign contracts are subject to unilateral termination at the convenience of the customer. However, we have not experienced any unilateral termination of US government contracts within the recent past.

Estimating liabilities and costs associated with such claims, guarantees, litigation and audits and investigations requires judgment and assessment based on professional knowledge and experience of our management and legal counsel. In accordance with SFAS No. 5, Accounting for Contingencies, amounts are recorded as charges to earnings when we determine that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In estimating the amount of probable loss, we include legal defense costs when the amounts are both probable and reasonably estimable. The ultimate resolution of any such exposure may vary from earlier estimates as further facts and circumstances become known. We maintain reserves for both self-insured claims that are known as well as for self-insured claims that are believed to have been incurred based on actuarial analysis, but have not yet been reported to our claims administrators. We include any adjustments to such insurance reserves in our consolidated results of operations in the period identified.

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

There are three unique aspects of our approach to recording new work and backlog:

•
Government contracts - Most of our government contracts extend over several years. However, funding for the contracts is subject to annual appropriations by Congress. To account for the risk that future amounts may not be appropriated, we only include the next two years of forecast revenue in our backlog. Therefore, as time passes and appropriations occur, additional new work is recorded on existing government contracts. At December 29, 2006, US government funded contracts comprised approximately 33 percent of our total backlog.

•
Mining contracts - Mining contracts span varying periods of time up to the life of the resource. For new work and backlog purposes, we limit the amount recorded to five years. Similar to our practices with government contracts, as time passes, we recognize additional new work as commitments for that future work are firmed up. At December 29, 2006, mining contracts comprised approximately 13 percent of our total backlog.

•
At-risk and agency contracts - The amount of new work and related backlog recognized depends on whether the contract or project is determined to be an “at-risk” or “agency” relationship between the client and us. For at-risk relationships, the expected gross revenue is included in new work and backlog. For relationships where we act as an agent for our client, only the expected net fee revenue is included in new work and backlog. At December 29, 2006, expected net fee revenue for agency relationships comprised approximately 3 percent of our total backlog.

Joint ventures and equity investments are utilized when contracts are executed jointly through partnerships and joint ventures with unrelated third parties.

•
Joint ventures. A significant part of our work on large construction and engineering projects is performed through unincorporated joint ventures with one or more partners. For those in which we control the joint venture by contract terms or other means, the assets, liabilities and results of operations of the joint venture are fully consolidated in our financial statements, and the minority interests of third parties are separately deducted in our financial statements. For those construction joint ventures in which we do not control the joint venture, we report our pro rata portion of revenue and costs, but the balance sheet reflects only our net investment in the project. Joint ventures not involving construction or engineering activities, and which we do not control, are reported using the equity method of accounting in which we record our portion of the joint venture’s net income or loss as equity in income or loss of unconsolidated affiliates and our investment on the balance sheet reflects our original investment, at cost, as adjusted for our equity in the income or loss of the joint venture and dividends received.

•
Partially owned subsidiary companies. For incorporated ventures in which we have a controlling interest, the assets, liabilities and results of operations of the subsidiary company are fully consolidated in our financial statements, and the minority interests of third parties are separately deducted in our financial statements. However, for those in which we do not have a controlling interest but do have significant influence, we use the equity method of accounting in which we record our portion of the subsidiary company’s net income or loss as equity in income or loss of unconsolidated affiliates and our investment on the balance sheet reflects our original investment, at cost, as adjusted for our equity in the income or loss of the subsidiary company and dividends received.

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

Unbilled receivables include costs incurred on projects, together with any profit recognized on projects using the percentage-of-completion method, and represents work performed but not yet billed pursuant to contract terms or billed after the end of the accounting period.

Billings in excess of cost and estimated earnings on uncompleted contracts represent amounts actually billed to clients, and perhaps collected, in excess of costs incurred and profit recognized on a project. Also, we occasionally negotiate advance payments as a contract condition. These advance payments are reflected in billings in excess of cost and estimated earnings on uncompleted contracts. Provisions for losses on contracts, reclamation reserves on mining contracts and reserves for punch-list costs, demobilization and warranty costs on contracts that have achieved substantial completion and reserves for audit and contract closing adjustments on US government contracts are also included in billings in excess of cost and estimated earnings on uncompleted contracts.

Estimate at completion is a financial forecast of a project that indicates the best current estimate of total revenue and profit or loss at the point in time when the project will be completed. If a project estimate at completion indicates that a project will incur a loss, a provision for the entire loss on the contract is recognized currently in the period.

General and administrative expenses include executive and corporate functions, such as legal, human resources and finance and accounting.

Self-insurance reserves are maintained for uninsured business risks. We carry substantial premium-paid, traditional insurance for our various business risks; however, we do self-insure the lower level deductibles for workers’ compensation and general, automobile and professional liability. As such, we have recorded self-insurance reserves on our balance sheet. The current portion of the self-insurance reserves is included in other accrued liabilities.

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

Accounting for stock-based compensation. As discussed further in Note 13 of Notes to Consolidated Financial Statements in Item 8 of this report, we adopted SFAS No. 123(Revised), Share-Based Payment, (“SFAS No. 123(R)”), effective December 31, 2005, using the modified retrospective application method. As a result, financial statement amounts for prior periods presented in this report have been adjusted to reflect the expensing of stock options based upon fair value as prescribed by SFAS No. 123(R).

We estimate the fair value of options granted using the Black-Scholes option pricing model. The assumptions used in computing the fair value of share-based payments reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control. We estimate expected volatility based on historical daily price changes of our stock for a period that approximates the current expected term of the options. The expected option term is the number of years we estimate that options will be outstanding prior to exercise considering vesting schedules and our historical exercise patterns. If other assumptions or estimates had been used, the stock-based compensation expense that was recorded for the periods presented could have been materially different. Furthermore, if different assumptions are used in future periods, stock-based compensation expense could be materially impacted in the future.

Government contract costs are incurred under some of our contracts, primarily in our Defense, Energy & Environment, Power, and Infrastructure business units. We have contracts with the US government that contain provisions requiring compliance with the US Federal Acquisition Regulations and the US Cost Accounting Standards. The allowable costs we charge to those contracts are subject to adjustment upon audit by various agencies of the US government. Audits of indirect costs are complete through 2003. Audits of 2004 and 2005 indirect costs are in process. In 2006, we completed the 2005 Incurred Cost Submission, and we also reached final agreement on settling the 2003 allowable indirect cost audit which, together, resulted in $4.0 million of charges to earnings. In addition, the US government is in the process of auditing insurance related costs reimbursed under government contracts for periods ranging from 1998 through 2005. While we have recorded reserves for amounts we believe may be owed to the US government under cost reimbursable contracts, actual results may differ from our estimates.

Pension and post-retirement benefit obligations include defined benefit pension plans and unfunded supplemental retirement plans that primarily cover certain groups of current and former employees of our Government Services Business. We utilize actuarial estimates of the pension obligations for financial reporting purposes and make contributions as necessary to meet the Employee Retirement Income Security Act of 1974 (“ERISA”) funding requirements for these plans. We also provide benefits under company-sponsored retiree health care and life insurance plans for certain groups of employees. The retiree health care plans require retiree contributions and contain other cost-sharing features. The retiree life insurance plans provide basic coverage on a noncontributory basis. Effective December 31, 2005, all benefits provided under the pension and post-retirement health care and life insurance plans were frozen.

BUSINESS UNIT NEW WORK AND BACKLOG

New work for each business unit, which represents additions to backlog for the period, is presented below:

	Three Months Ended		Year Ended
New work (In millions)	December 29, 2006	December 30, 2005	December 29, 2006	December 30, 2005
Power	$194.9	$273.1	$1,128.5	$1,003.8
Infrastructure	48.5	74.5	399.5	593.6
Mining	63.1	21.5	364.9	311.7
Industrial/Process	763.7	313.3	1,251.6	619.5
Defense	199.1	251.1	539.1	676.5
Energy & Environment	87.2	122.7	540.1	987.8
Other	(0.5)	0.8	1.3	2.8
Total new work	$1,356.0	$1,057.0	$4,225.0	$4,195.7

The following table summarizes our changes in backlog for each of the periods presented:

	Three Months Ended		Year Ended
Changes in backlog (In millions)	December 29, 2006	December 30, 2005	December 29, 2006	December 30, 2005
Beginning backlog	$5,110.8	$4,733.0	$4,880.3	$4,004.1
New work	1,356.0	1,057.0	4,225.0	4,195.7
Adjustments to backlog	─	─	(66.6)	(101.4)
Revenue and equity income recognized	(862.0)	(909.7)	(3,433.9)	(3,218.1)
Ending backlog	$5,604.8	$4,880.3	$5,604.8	$4,880.3

Backlog at December 29, 2006, September 29, 2006 and December 30, 2005 consisted of the following:

Backlog (In millions)	December 29, 2006	September 29, 2006	December 30, 2005
Power	$1,262.0	$1,277.9	$924.9
Infrastructure	799.6	892.5	1,046.1
Mining	733.3	721.7	565.4
Industrial/Process	1,227.6	603.6	487.7
Defense	953.6	891.7	990.4
Energy & Environment	628.7	723.4	865.8
Total backlog	$5,604.8	$5,110.8	$4,880.3

New work and backlog

At December 29, 2006, our backlog was $5,604.8 million, an increase of $494.0 million and $724.5 million from the third quarter and the beginning of 2006, respectively. Backlog on government contracts includes only two years’ worth of the portions of such contracts that are currently funded or which management is highly confident will be funded. Backlog associated with mining service contracts and equity in income of mining ventures is limited to the revenue and equity in income to be recognized during the next five years. In this regard, the reported backlog at December 29, 2006 excludes $3.1 billion of government contracts for work to be performed beyond December 2008 and $0.8 billion of mining service contracts and equity in income of mining ventures beyond 2011. Approximately $2.9 billion, or 52 percent, of backlog at December 29, 2006 is expected to be recognized as contract revenue or as equity in income in 2007. Our backlog at the end of 2006 consisted of approximately 80 percent cost-type and 20 percent fixed-price contracts compared with 71 percent cost-type and 29 percent fixed-price contracts at the end of 2005.

New work for the three months and year ended December 29, 2006 includes the following significant contracts:

(In millions)	Three Months Ended December 29, 2006	Year Ended December 29, 2006
Power
Plant modification contracts	$114.9	$742.1
Middle East task orders	44.3	79.1
Engineering services	31.2	271.5
Infrastructure
Construction of dam located in Illinois	41.8	107.2
Engineering services	21.1	119.7
Middle East task orders	─	74.9
Mining
International bauxite contract mining project	─	151.6
Contract mining continuations and miscellaneous	63.1	213.4
Industrial/Process
Construction of a cement plant in Missouri	472.7	472.7
Facilities management outsourcing contracts	113.9	295.4
Construction of gas processing facility	152.0	174.0
Defense
Chemical demilitarization contract continuations	182.1	399.4
Energy & Environment
Nuclear waste processing facility	83.4	83.4
Department of Energy contract continuations	0.1	150.9
Engineering and consulting services	4.4	106.0
Middle East task orders	─	82.0

RESULTS OF OPERATIONS

The following table summarizes our results of operations and is included to facilitate the following analysis and discussion:

	Three Months Ended		Year Ended
(In millions)	December 29, 2006	December 30, 2005*	December 29, 2006	December 30, 2005*	December 31, 2004*
Revenue	$855.3	$899.4	$3,398.1	$3,188.5	$2,915.4
Gross profit	39.9	36.1	155.8	126.3	147.2
Equity in income of unconsolidated affiliates	6.7	10.3	35.8	29.6	26.9
General and administrative expenses	(20.1)	(18.9)	(75.7)	(63.8)	(63.4)
Other operating income, net	─	─	─	─	1.4
Operating income	26.5	27.5	115.9	92.1	112.1
Interest income	2.4	2.3	10.5	8.3	2.8
Interest expense	(1.4)	(1.7)	(6.2)	(9.9)	(14.6)
Write-off of deferred financing fees	─	─	(5.1)	(3.6)	─
Other non-operating expense, net	(0.4)	─	(0.5)	(0.6)	(1.5)
Income before reorganization items, income taxes and minority interests	27.1	28.1	114.6	86.3	98.8
Reorganization items	─	─	─	─	1.2
Income tax benefit (expense)	4.7	(7.0)	(30.6)	(27.0)	(37.2)
Minority interests in income of consolidated subsidiaries	(2.9)	(0.7)	(3.2)	(5.4)	(15.2)
Net income	$28.9	$20.4	$80.8	$53.9	$47.6

*
Adjusted to include the retroactive impact of adopting the fair value method of recording compensation expense associated with stock options, see Note 13 of Notes to Consolidated Financial Statements in Item 8 of this report.

THREE MONTHS ENDED DECEMBER 29, 2006 COMPARED TO THE THREE MONTHS
ENDED DECEMBER 30, 2005

Revenue and operating income

Revenue for the three months ended December 29, 2006 declined $44.1 million, or 5 percent, from the comparable period of 2005. The decline in revenue is primarily due to lower revenue in our Power business unit. During the fourth quarter of 2005, Power completed major component replacements at three nuclear power plants and there were no replacements performed in 2006. In addition, the volume of task order work in Iraq decreased in 2006 from the 2005 level. Revenue from task orders in the Middle East declined to $81.5 million for the three months ended December 29, 2006 from $101.6 million for the comparable period of 2005. These declines were partially offset by increases in revenue from both continuing and new projects. Additional significant reductions in revenue and earnings from task orders in the Middle East are anticipated in 2007.

Operating income for the three months ended December 29, 2006 decreased $1.0 million from the three months ended December 30, 2005. The following table summarizes significant changes in operating income during the three months ended December 29, 2006 as compared to the three months ended December 30, 2005 (In millions):

Operating income for the three months ended December 30, 2005	$27.5*
Increases (decreases) in operating income:
Increase in earnings from new projects	6.9
Acquisition of BNFL’s minority interest in Government Services Business	6.0
Decrease in earnings from completion of projects, including major component replacements at three nuclear power plants	(15.1)
Decrease in earnings on Department of Energy Management Services contract	(9.0)
Decrease in earnings from MIBRAG mining venture	(4.7)
Significant highway project losses in 2006, net of change order recoveries	(4.0)
Significant highway project losses in 2005, net of change order recoveries	36.5
Decrease in earnings from task order work in the Middle East	(5.1)
Pension and post-retirement benefits curtailment gain recognized in 2005	(9.3)
Increase in business development and general and administrative costs	(4.0)
Other	0.8
Net decrease	(1.0)
Operating income for the three months ended December 29, 2006	$26.5

*
Adjusted to include the retroactive impact of adopting the fair value method of recording compensation expense associated with stock options, see Note 13 of Notes to Consolidated Financial Statements in Item 8 of this report.

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

Equity in income of unconsolidated affiliates

Equity in income of unconsolidated affiliates for the three months ended December 29, 2006 declined $3.6 million from the comparable period of 2005. The most significant component of this decline was a $4.7 million decline in earnings from our share of the MIBRAG mining venture in Germany. The lower MIBRAG earnings are primarily the result of a $3.4 million favorable adjustment in 2005 to the estimated cost associated with the demolition of an old manufacturing facility. MIBRAG’s decrease was partially offset by earnings from our interest in a new affiliate that operates a national laboratory for the Department of Energy.

General and administrative expenses

General and administrative expenses for the three months ended December 29, 2006 increased $1.2 million from the comparable period of 2005, primarily due to higher legal and other outside services.

Income tax benefit (expense)

The effective income tax rates for the three months ended December 29, 2006 and December 30, 2005 were (17.4) percent and 24.9 percent, respectively. The 2006 effective rate reflects the recognition of $15.9 million of tax benefits primarily associated with foreign tax credits and losses of foreign subsidiaries. Based on estimated future taxable income, during 2006 we determined that i) the utilization of all federal NOL carryovers is more likely than not and accordingly the related valuation allowance was reduced to zero; and ii) foreign taxes previously treated as deductions can now be utilized as tax credits resulting in additional tax benefits. Approximately $5.1 million of the recognized tax benefits relate to foreign taxes paid in 2006 and foreign subsidiary losses deductible in 2006. The remaining $10.8 million relates to foreign taxes paid in prior years.

In the fourth quarter of 2005, we implemented a domestic reinvestment plan for dividends received from our interest in MIBRAG. The plan allowed us to take advantage of a temporary dividend deduction and generated a $3.8 million tax benefit.

Minority interests

Minority interests in income of consolidated subsidiaries for the three months ended December 29, 2006 increased $2.2 million from the comparable period of 2005. The increase is primarily related to a minority partner’s interest in a joint venture that received a change order on a highway construction project.

2006 COMPARED TO 2005

Revenue and operating income

Revenue for 2006 increased $209.6 million, or 7 percent, compared to 2005. The increase in revenue was primarily due to new projects including an environmental clean up project in Idaho, construction of an oil and gas facility in Qatar, other power and engineering projects, and as a result of achieving performance milestones on a Department of Energy management services contract which allowed us to earn a portion of the maximum fee. The increase in revenue was partially offset by the completion of certain significant projects. Revenue from work in the Middle East decreased $47.0 million to $334.1 million during 2006 as compared to $381.1 million in 2005. The decline is primarily due to the completion of task orders and fewer new task orders being awarded due to the wind-down of US funded Iraq reconstruction efforts. A significant reduction in Middle East work is anticipated in 2007.

Operating income for 2006 increased $23.8 million from 2005. The following table summarizes the significant changes in operating income during 2006 as compared to 2005 (In millions):

Operating income for the year ended December 30, 2005	$92.1*
Increases (decreases) in operating income:
Increase in earnings from achievement of maximum fee milestones on a Department of Energy management services contract	17.3
Increase in earnings from continuing contracts	28.0
Increase in earnings from new projects, including sulfur handling facility	25.3
Acquisition of BNFL’s minority interest in Government Services Business	25.5
Losses on contract mining projects	(10.5)
Decrease in earnings from task order work in the Middle East	(7.3)
Decrease in earnings from completion of contracts	(56.2)
Significant highway project losses in 2006, net of change order recoveries	(42.2)
Significant highway project losses in 2005, net of change order recoveries	99.6
Decrease in claim settlements, primarily due to an international power project settlement in 2005	(21.2)
Increase in business development and other overhead costs	(14.1)
Increase in general and administrative expenses	(11.9)
Pension and post-retirement benefits curtailment gain recognized in 2005	(9.3)
Other	0.8
Net increase	23.8
Operating income for the year ended December 29, 2006	$115.9

*
Adjusted to include the retroactive impact of adopting the fair value method of recording compensation expense associated with stock options, see Note 13 of Notes to Consolidated Financial Statements in Item 8 of this report.

For a more detailed discussion of our revenue and operating income, see “Business Unit Results” later in this Management’s Discussion and Analysis.

Equity in income of unconsolidated affiliates

Equity in income of unconsolidated affiliates for 2006 increased by $6.2 million from 2005. Equity earnings in 2006 from the MIBRAG mining venture in Germany, which accounts for a significant portion of our unconsolidated affiliates, were up $2.0 million from 2005. In addition, equity income increased in 2006 from our interest in a new affiliate that operates a national laboratory for the Department of Energy.

General and administrative expenses

General and administrative expenses for 2006 increased by $11.9 million from 2005, primarily due to increased legal and other outside services, personnel development, and higher incentive compensation based on earnings.

Interest income

Interest income for 2006 increased $2.2 million from 2005 primarily due to an increase in short-term interest rates.

Interest expense

Interest expense for 2006 decreased $3.7 million from 2005 due to improved terms from amendments to our Credit Facility in 2005 and again in 2006.

Write-off of deferred financing fees

On July 5, 2006, we restructured our Credit Facility increasing the tranche A facility and eliminating the tranche B facility reducing the ongoing costs associated with the facility. The scheduled maturity of the agreement and other terms did not change. As a result of the restructuring, $5.1 million of deferred financing fees were written off during 2006.

The Credit Facility was previously amended on June 14, 2005, to include more favorable provisions and to extend the term to June 2010. The amendment of the Credit Facility resulted in a $3.6 million write-off of deferred financing fees in 2005.

Income tax expense

The components of the effective tax rates for 2006 and 2005 are shown in the table below:

	Year Ended December 29, 2006	Year Ended December 30, 2005
Federal statutory tax rate	35.0%	35.0%
State taxes, net of federal benefit	1.0	(3.1)
Nondeductible items	0.9	2.7
Domestic reinvestment plan	-	(4.3)
Foreign taxes	(10.2)	1.0
Effective tax rate	26.7%	31.3%

Income from work performed in the Middle East is generally not subject to state income tax. As a result of the amount of work in the Middle East during 2006 and 2005, the state tax effective rates are substantially lower. Also, in preparing the state income tax returns for 2004, we revised our estimate of the impact of foreign earnings not subject to state income taxes. The result of this change in estimate was a $2.0 million tax benefit recorded in 2005. Non-deductible items were principally comprised of non-deductible reorganization expenses, lobbying expenses, and the non-deductible portion of meals and entertainment expenses.

During 2005, we implemented a domestic reinvestment plan for dividends received from our interest in MIBRAG. The plan allowed us to take advantage of a temporary dividend deduction and generated a $3.8 million tax benefit.

The 2006 foreign tax rate reflects the recognition of $15.9 million of tax benefits in the fourth quarter primarily associated with foreign tax credits and losses of foreign subsidiaries. Based on estimated future taxable income, during 2006 we determined that i) the utilization of all federal NOL carryovers is more likely than not and accordingly the related valuation allowance was reduced to zero; and ii) foreign taxes previously treated as deductions can now be utilized as tax credits resulting in additional tax benefits. Approximately $5.1 million of the recognized tax benefits relate to foreign taxes paid in 2006 and foreign subsidiary losses deductible in 2006. The remaining $10.8 million relates to foreign taxes paid in prior years.

Minority interests

Minority interests in income of consolidated subsidiaries for 2006 declined by $2.2 million from 2005. The decrease is primarily the result of our acquisition of BNFL’s minority interest in our Government Services Business in 2005.

2005 COMPARED TO 2004

Revenue and operating income

Revenue for 2005 increased $273.1 million, or 9 percent, compared to 2004. Revenue increased from a new environmental cleanup project in Idaho, work performed on a domestic infrastructure dam project, a power modification services contract in Wisconsin, increased activity and scope on projects in the former Soviet Union, and revenue from contract mining projects. The winding down and completion of a new generation power project and lower revenue from Middle East task orders reduced revenue as compared to 2004. Revenue from task orders in the Middle East declined $175.2 million to $381.1 million for 2005 as compared to 2004 revenue of $556.3 million. This decline was due to the completion of several large infrastructure and power task orders with the US Army Corps of Engineers.

Operating income for 2005 declined $20.0 million from 2004. The following table summarizes the significant changes in operating income during 2005 as compared to 2004 (In millions):

Operating income for the year ended December 31, 2004	$112.1*
Increases (decreases) in operating income:
Increase in earnings on Department of Energy management services contract	19.6
Increased award and incentive fees on chemical demilitarization projects	13.3
Increase in earnings on projects in the former Soviet Union	9.4
Pension and post-retirement benefits curtailment gain	9.3
Increase in earnings from task order work in the Middle East	5.1
Increase in earnings from other continuing projects	52.5
Increase in earnings from new projects	15.8
Decrease in earnings from completion of contracts	(33.6)
Significant highway project losses in 2005	(99.6)
Significant highway project losses in 2004	44.3
Decrease in claim settlements	(7.3)
BNFL’s share of earnings reported as cost revenue	(29.8)
Legal charge in 2004 related to U.S. government funded international projects	8.2
Increase in business development, personnel development and other overhead costs	(19.3)
Other	(7.9)
Net decrease	(20.0)
Operating income for the year ended December 30, 2005	$92.1*

*
Adjusted to include the retroactive impact of adopting the fair value method of recording compensation expense associated with stock options, see Note 13 of Notes to Consolidated Financial Statements in Item 8 of this report.

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

Other operating income, net

Other operating income, net, of $1.4 million in 2004 primarily consisted of a recovery related to a legal settlement. No similar transactions occurred in 2005.

Interest income

Interest income for 2005 increased $5.5 million from the comparable period of 2004 due to higher average cash balances available for investment and an increase in short-term interest rates.

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

Income tax expense

The components of the effective tax rates for 2005 and 2004 are shown in the table below:

	Year Ended December 30, 2005	Year Ended December 31, 2004
Federal statutory tax rate	35.0%	35.0%
State taxes	(3.1)	3.1
Nondeductible items	2.7	2.1
Domestic reinvestment plan	(4.3)	─
Foreign taxes	1.0	(3.0)
Effective tax rate	31.3%	37.2%

Income from work performed in the Middle East is generally not subject to state income tax. As a result of an increase in earnings from work in the Middle East during 2005, the 2005 state tax effective rate was substantially lower than in 2004. Also, in preparing the 2005 state income tax returns for 2004, we revised our estimate of the impact of foreign earnings not subject to state income taxes. The result of this change in estimate was a $2.0 million tax benefit recorded in the second quarter of 2005.

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

Minority interests

Minority interests in income of consolidated subsidiaries for 2005 declined by $9.8 million from 2004. On April 7, 2005, we consummated the acquisition of BNFL’s interest in our Government Services Business. See Note 14, “Acquisition of BNFL’s Interest in Government Services Business,” of Notes to Consolidated Financial Statements in Item 8 of this report. Subsequent to the acquisition, BNFL’s share of the earnings on certain contracts was classified as cost of revenue rather than minority interest in income of consolidated subsidiaries as was the case prior to the acquisition. During 2005, BNFL’s share of earnings reported as cost of revenue totaled $29.8 million, including $2.9 million related to a pension and post-retirement benefits curtailment gain.

BUSINESS UNIT RESULTS

	Three Months Ended		Year Ended
Revenue (In millions)	December 29, 2006	December 30, 2005	December 29, 2006	December 30, 2005	December 31, 2004
Power	$210.7	$244.9	$791.3	$766.1	$634.0
Infrastructure	141.0	150.6	577.9	665.2	891.1
Mining	46.2	40.8	166.9	171.1	109.8
Industrial/Process	139.6	124.8	511.0	424.6	394.7
Defense	137.1	141.3	576.0	555.8	495.3
Energy & Environment	181.2	196.2	773.7	602.8	396.6
Intersegment, eliminations and other	(0.5)	0.8	1.3	2.9	(6.1)
Total revenue	$855.3	$899.4	$3,398.1	$3,188.5	$2,915.4

	Three Months Ended		Year Ended
Operating income (loss) (In millions)	December 29, 2006	December 30, 2005*	December 29, 2006	December 30, 2005*	December 31, 2004*
Power	$12.0	$20.9	$45.9	$78.4	$34.2
Infrastructure	(2.3)	(30.0)	(20.4)	(80.2)	(16.9)
Mining	2.9	7.3	18.1	28.3	33.2
Industrial/Process	4.0	0.4	7.8	3.0	17.4
Defense	15.0	17.3	50.3	59.7	39.7
Energy & Environment	16.6	28.3	94.4	66.8	72.5
Intersegment and other unallocated operating costs	(1.6)	2.2	(4.5)	(0.1)	(4.6)
General and administrative costs	(20.1)	(18.9)	(75.7)	(63.8)	(63.4)
Total operating income	$26.5	$27.5	$115.9	$92.1	$112.1

*
Adjusted to include the retroactive impact of adopting the fair value method of recording compensation expense associated with stock options, see Note 13 of Notes to Consolidated Financial Statements in Item 8 of this report.

Power

Revenue for 2006 increased $25.2 million, or 3 percent, from 2005. The increase was primarily due to new modification projects in Michigan, a new generation project in Puerto Rico, and increased engineering services. The increase in revenue was partially offset by lower revenue from nuclear power plant component replacements, the completion of modification projects and the wind-down of an air quality control system in Wisconsin. Revenue from work in the Middle East also decreased by $70.9 million to $174.9 million in 2006 from $245.8 million in 2005.

Operating income for 2006 declined $32.5 million, or 41 percent, from 2005. The reduction in operating income in 2006 as compared to the prior year is primarily due to $18.0 million of claim settlement payments on a completed international power project received in 2005, lower earnings associated with nuclear power plant component replacements, and the completion and wind-down of modification projects. Middle East earnings of $21.6 million in 2006 were $8.5 million below the $30.1 million of earnings in 2005. The decreases were partially offset by earnings on new modification projects and engineering services.

Infrastructure

Revenue for 2006 declined $87.3 million, or 13 percent, from 2005 as a result of the wind-down of certain construction projects, including a light rail project in New Jersey, a highway project in Nevada and an airport project in California. Revenue from the Middle East operations also decreased by $37.2 million to $73.5 million in 2006 compared to $110.7 million in 2005. The reduction in revenue is partially offset by increased activity on a California highway project, a dam project in Illinois and a bridge project in Florida.

Infrastructure’s operations generated a loss of $20.4 million in 2006 as compared to an $80.2 million loss in 2005. The lower loss by the business unit was primarily due to lower charges on three fixed-price highway projects. For 2006, $42.2 million of charges, net of a $10.8 million change order recovery on one of the projects in the fourth quarter, were recorded as compared to $99.6 million of charges on the three highway projects in 2005. Partially offsetting the highway losses, Infrastructure’s other operations generated $21.8 million of operating income in 2006 as compared to $19.4 million in 2005. The improved earnings were primarily the result of change order recoveries and the successful completion of a bridge project and a rail project in Florida. In addition, earnings from professional services and operations and maintenance contracts increased from 2005 and the business unit reduced its overhead expenses. Partially offsetting the increases was a decline in earnings from the completion in 2005 of an airport project in California and lower claim recoveries in 2006. In addition, Middle East earnings of $16.2 million in 2006 decreased $2.7 million from $18.9 million in 2005.

The largest of the three highway projects is a $390.6 million fixed-price highway project in California that is being performed by a construction joint venture in which we have a 50 percent interest. Through 2006, Infrastructure has recorded a total of $134.6 million of contract losses on this project. The losses have resulted from various developments including final design and other customer specifications, state regulatory agency requirements, material quantity and cost growth, higher subcontract and labor costs and impacts from schedule delays. In 2006, charges of $34.6 million were recorded as compared to $72.5 million in 2005 and $27.5 million in 2004. The project is approximately 71 percent complete, measured on a cost-to-cost basis, and is scheduled to be complete in 2007.

Also, during 2006 we recognized a $7.1 million estimated contract loss (before minority interest of $2.5 million) for cost growth primarily related to customer design changes and related impacts on another fixed-price highway project in California, bringing our share of total losses on this project to $20.9 million. During the fourth quarter of 2006, a $10.8 million (before minority interest of $3.8 million) change order recovery was agreed to by the customer. As discussed below, additional change orders have been submitted to the customer and are being negotiated. This project is approximately 67 percent complete, measured on a cost-to-cost basis, and is scheduled to be complete in 2008. The third fixed-price highway project is located in Nevada and is substantially complete.

To date, only a portion of the cost increases on the three highway projects have been agreed to with the customers and acknowledged with change orders. Our share of pending change orders and claims submitted to the customers total approximately $78.9 million. An additional $17.8 million are in process, and more will follow. In response to our claims, one of the customers has filed certain counter claims against us. We believe that we will realize significant recoveries once the claim process is completed. Recoveries are recognized only when it is probable they will result in additional revenue and the amount can be reliably estimated, which generally occurs when amounts have been received or awarded. We have not recognized any recoveries related to the pending change orders and claims. Operating results to date are based on current estimates and actual results may differ from our estimates.

Mining

Revenue for 2006 declined $4.2 million, or 2 percent, from 2005 primarily due to the termination of a copper mine project in the fourth quarter of 2005 because of the owner’s decision to self-perform the contract and the completion of a gold mine project in Nevada. This decrease was substantially offset by new work at a phosphate mine in Idaho and at a bauxite mine in Jamaica as well as continuing work on a gold mine in Mexico, a Canadian phosphate project, and a silver mine in Bolivia.

Operating income for 2006 declined $10.2 million from 2005 primarily due to higher operating and maintenance costs at two projects. We have amended, or are in the process of, amending our contracts at the two projects to cover the cost escalation experienced during 2006 and as a result we expect Mining’s operating income to improve in 2007.

Equity in earnings from the MIBRAG mining venture in Germany increased $2.0 million in 2006 as compared to 2005. MIBRAG’s earnings were favorably impacted by an increase in tons sold and as a result of the adoption of new accounting pronouncements (see Note 3, “Accounting Standards” of Notes to Consolidated Financial Statements in Item 8 of this report). MIBRAG’s earnings in 2005 included a non-recurring $3.4 million favorable adjustment to the estimated cost associated with the demolition of an old manufacturing facility.

Industrial/Process

Revenue for 2006 increased $86.4 million, or 20 percent, from 2005. The increase was primarily due to a new oil and gas project in Qatar. Also contributing to this increase was continued growth on a major facility management project and increased volume on other oil, gas and chemical projects. The completion of a food production and packaging project in 2005 partially offset these increases.

Operating income for 2006 increased $4.8 million from 2005 primarily due to earnings on new oil, gas and chemical projects including the construction project in Qatar. The increases were partially offset by higher business development investment in the oil, gas and chemical segment and the completion of a facility management project and a food production and packaging project.

Defense

Revenue for 2006 increased $20.2 million, or 4 percent, from 2005. Revenue increased due to higher volume of operations and maintenance activities on chemical demilitarization projects and higher levels of activity on a plutonium reactor conversion project and threat reduction projects in the former Soviet Union. Completion of homeland security and infrastructure projects partially offset these increases.

Operating income for 2006 declined $9.4 million as compared to 2005 primarily driven by unfavorable adjustments during 2006 related to prior period government reimbursable indirect costs and non-recurring events in 2005, including a favorable construction project close-out, a pension curtailment gain, as well as additional award fees in the first quarter of 2005 due to a delay of a 2004 award. The completion of projects also contributed to the lower earnings. Operating income for 2006 includes $6.0 million of favorable impact from our acquisition of BNFL’s minority interest in one of Defense’s chemical demilitarization projects.

Energy & Environment

Revenue for 2006 increased $170.9 million, or 28 percent, from 2005. The increase in revenue was primarily due to the achievement of maximum fee milestones on a Department of Energy management services contract resulting in a year-over-year increase of $71.2 million, continuation of an environmental cleanup project in Idaho resulting in $83.5 million of higher revenue and an increase in Iraq task orders. Revenue from work in Iraq amounted to $84.1 million in 2006, an increase of $59.5 million over 2005. The increase in revenue was partially offset by a decrease related to the completion of a construction project and lower funding for a design project.

The contract on the large Department of Energy management services project provided for a maximum fee pool contingent on certain performance milestones being achieved. During the second quarter of 2006, agreement was reached with the Department of Energy resolving certain contingencies with respect to the milestones. Based on the agreement and our performance in meeting the milestones, a portion of the maximum fee pool was recognized as revenue in the second quarter and additional amounts continued to be recognized, based on percent complete, through the end of 2006 when the contract ended. A portion of the increased revenue was distributed to our partners on the project.

Operating income for 2006 increased $27.6 million, or 41 percent, from 2005. Achievement of the maximum fee on the Department of Energy management services project resulted in $28.9 million of higher earnings in 2006 as compared to 2005. In addition, the acquisition of BNFL’s minority interest in certain of Energy & Environment’s operations effective December 30, 2005 contributed $7.9 million to the higher operating income along with higher earnings on an environmental cleanup project in Idaho and a $3.3 million increase in earnings from work in Iraq to $5.6 million in 2006 from $2.3 million in 2005. The completion of the construction project and a $6.9 million pension curtailment gain in 2005 partially offset the above increases.

The Department of Energy management services contract referred to above expired on December 31, 2006. We have received a twelve to eighteen month extension while the Department of Energy completes a re-bid of the project. Earnings during 2007 under the terms of the contract extension are expected to decrease from the maximum performance fees earned during 2006. We have been the prime contractor at this site for over 17 years and intend to vigorously re-compete for the contract.

Energy & Environment participates in a Department of Energy nuclear waste processing facility construction project in Washington that has experienced significant scope and cost increases. The project is cost reimbursable with performance and cost-based incentive fees. Due to the significant scope and cost increases, changes to the incentive fees are currently being negotiated with the Department of Energy. If the negotiations are successful, we will recognize a cumulative adjustment to project to date earnings based on percent complete which could occur in 2007 or later.

Intersegment and other

Intersegment and other operating loss of $4.5 million in 2006 primarily consisted of residual costs from our non-union subsidiary of $5.0 million. During 2005, the residual costs of $4.4 million were offset by favorable insurance and other adjustments not allocated to the business units.

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

Operating income for 2005 increased $44.2 million from 2004. Earnings from work in the Middle East increased $23.1 million from $7.0 million to $30.1 million. A portion of this increase was due to favorable performance ratings resulting in performance-based award fees associated with work performed during 2004. Based on the actual awards and consistent with our policy, we began to accrue performance-based awards for the ongoing work in the Middle East. Work on the Wisconsin plant modification project provided an increase of $6.6 million and a new generation project in Puerto Rico generated increased income of $4.9 million. In addition, a claim settlement on an international project provided another $18.0 million of income. The increase was partially offset by a decrease in earnings of $10.6 million from completion of a new generation power project.

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

The operating loss increased $63.3 million to a loss of $80.2 million in 2005 compared to a loss of $16.9 million in 2004. Three highway construction contracts located in California and Nevada that recognized $44.3 million of losses in 2004 continued to experience cost increases resulting in a loss of $99.6 million in 2005.

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

Operating income for 2005 decreased $4.9 million from 2004 primarily as a result of lower earnings on contract mining projects due to higher equipment maintenance, project startup and contract renegotiation costs. Earnings from our share of the MIBRAG mining venture in Germany increased $1.8 million in 2005.

Industrial/Process

Revenue for 2005 increased $29.9 million, or 8 percent, from 2004. The increase was driven by continued growth on a major international facility management project, a major life sciences project in Puerto Rico and from the start up of an international sulfur handling facility contract. The increase in revenue was partially offset by a reduction in revenue from the completion of several facilities management contracts in 2005.

Operating income for 2005 declined $14.4 million from 2004 primarily due to claim settlements and the expiration of the warranty period on a major process contract, totaling $15.6 million, all recognized in 2004.

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

Operating income for 2005 increased $20.0 million, or 50 percent, compared to 2004 primarily due to a $9.4 million increase in earnings on projects in the former Soviet Union and $13.3 million in higher fees and incentives earned on chemical demilitarization projects. Operating income for 2005 was reduced by $4.4 million as a result of a change in recording BNFL’s share of certain earnings. See additional discussion below under Energy & Environment.

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

Operating income for 2005 declined $5.7 million from 2004; however, operating income before BNFL's share of earnings increased $19.8 million in 2005 as compared to 2004. Beginning in the second quarter of 2005, payments to BNFL totaling $25.4 million were charged to operating income rather than being reflected as minority interest. See Note 14, “Acquisition of BNFL’s Interest in Government Services Business,” of Notes to Consolidated Financial Statements in Item 8 of this report. Operating income in 2005 was also impacted by $15.9 million lower earnings on a large environmental construction project and losses recognized relating to a reduction in work performed in the United Kingdom. Other factors contributing to the higher earnings before BNFL's share included a $19.6 million increase primarily related to the achievement of specific milestones on a large Department of Energy management services contract, $6.9 million related to a post-retirement benefits curtailment gain, $4.9 million from a new environmental cleanup project and a $2.0 million increase in earnings from work in the Middle East to $2.3 million in 2005 as compared to $0.3 million in 2004.

FINANCIAL CONDITION AND LIQUIDITY

We have three principal sources of liquidity: (i) cash generated by operations; (ii) existing cash and cash equivalents; and (iii) available capacity under our Credit Facility. We had cash and cash equivalents of $232.1 million, and an additional $65.5 million of restricted cash, at December 29, 2006. At December 29, 2006, we had no borrowings and $124.5 million in face amount of letters of credit outstanding under the Credit Facility, leaving a borrowing capacity of $225.5 million. For more information on our financing activities, see “Credit Facility” below.

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

•
Commercial terms. The commercial terms of our contracts with customers and subcontractors may vary by business unit, contract type and customer type and utilize a variety of billing and payment terms. These could include client advances, milestone payment schedules, monthly or bi-monthly billing cycles and performance based incentives. Additionally, some customers have requirements on billing documentation including documentation from subcontractors, which may increase the level of billing complexity and cause delays in the billing cycle and collection cycle from period to period.

•
Contract life cycle. Our contracts typically involve initial cash for working capital during the start-up phase, reach a cash neutral position and eventually experience a reduction of working capital during the wind-down and completion of the project.

•	Delays in execution. At times, we may experience delays in scheduling and performance of our contracts and encounter unforeseen events or issues that may negatively affect our cash flow.

Liquidity position and cash flows

Liquidity (In millions)	December 29, 2006	December 30, 2005
Cash and cash equivalents	$232.1	$237.7
Restricted cash	65.5	52.5
Total	$297.6	$290.2

Cash flow activities (In millions)	Year Ended December 29, 2006	Year Ended December 30, 2005*	Year Ended December 31, 2004*
Net cash provided (used) by:
Operating activities	$78.2	$100.2	$110.0
Investing activities	(74.7)	(40.1)	15.0
Financing activities	(9.1)	(46.9)	(18.6)
Increase (decrease) in cash	$(5.6)	$13.2	$106.4

*
Adjusted to include the retroactive impact of adopting the fair value method of recording compensation expense associated with stock options, see Note 13 of Notes to Consolidated Financial Statements in Item 8 of this report.

The discussion below highlights significant aspects of our cash flows.

•	Operating activities:

In 2006, our operating activities provided $78.2 million of cash compared to $100.2 million provided in 2005. Cash from operating activities in 2006 included net income of $80.8 million and significant non-cash expenses including non-cash income tax expense of $25.9 million, depreciation of $31.1 million, amortization of intangible assets of $13.9 million, stock-based compensation of $11.3 million and amortization and write-off of financing fees of $6.6 million. During 2006 and 2005, we recognized contract losses of $42.2 million and $99.6 million, respectively, on three highway construction projects. During 2006, the three highway projects required $79.7 million of cash and we expect an additional $50.0 million of cash requirements in 2007. Working capital requirements for the US Army Corps of Engineers task orders in the Middle East decreased by $37.5 million to $20.5 million at December 29, 2006 from $58.0 million at December 30, 2005. Additionally, in connection with the achievement of the maximum fee milestones on a Department of Energy management services contract, we had $101.7 million of receivables at December 29, 2006, partially offset by $56.1 million of payables to our partners on the project. The $101.7 million has been received subsequent to year end.

In 2005, our operating activities provided $100.2 million of cash compared to $110.0 million provided in 2004. Cash from operating activities in 2005 included net income of $53.9 million and non-cash expenses including non-cash income tax expense of $23.8 million, depreciation of $21.9 million, amortization and write-off of financing fees of $6.3 million, and stock-based compensation of $9.7 million. During 2005, the three highway construction projects referred to above, required $54.8 million in cash. In addition, we funded a $45.1 million increase in working capital requirements associated with new projects and a $6.4 million increase in working capital requirements for the work with the Middle East.

•	Investing activities:

During 2006, investing activities required $74.7 million of cash including $55.7 million of capital expenditures, net of $8.7 million of proceeds from equipment sales, principally for mining equipment to support new contracts. In connection with new mining projects in Jamaica, we acquired an existing operating company for cash consideration of $6.1 million and the assumption of a $1.7 million note payable. The assets acquired consisted primarily of trade receivables, spare parts inventory and mining equipment.

During 2005, investing activities required $40.1 million of cash including $50.2 million of capital expenditures, net of $13.0 million of proceeds from equipment sales, principally for new contracts in the Mining and Infrastructure business units. Also, in the fourth quarter of 2005, we completed the acquisition of BNFL’s interest in our Government Services Business resulting in a $36.2 million lump sum cash payment. Cash flow from investing activities was positively impacted by the net sales of $30.2 million of short-term investments and a $9.0 million decrease in restricted cash.

•	Financing activities:

During 2006, financing activities used $9.1 million in cash, consisting of $65.8 million to purchase shares of our common stock and $35.7 million to purchase outstanding warrants. The cash used to purchase common shares of our common stock and warrants was partially offset by $71.2 million received from warrant exercises and $17.1 million of proceeds from the exercise of stock options.

During 2005, financing activities used $46.9 million in cash, consisting of $4.6 million in financing fees in amending our Credit Facility, $4.4 million in distributions to our partners in consolidated joint ventures, primarily BNFL, and $72.9 million for the purchase of outstanding warrants. Proceeds from the exercise of stock options totaled $29.9 million.

Income taxes

We anticipate that cash payments for income taxes for 2007 and later years will be substantially less than income tax expense recognized in our consolidated financial statements. This difference results from expected tax deductions for tax goodwill amortization and from the use of net operating loss (“NOL”) carryovers and foreign tax credit carryforwards. As of December 29, 2006, we have remaining tax goodwill of $47.1 million resulting from the original acquisition of the Government Services Business in 1999 and $471.9 million resulting from the acquisition of RE&C. The amortization of this tax goodwill is deductible over remaining periods of 7.2 and 8.5 years, respectively, resulting in annual tax deductions of $62.1 million. The federal NOL carryovers as of December 29, 2006 were approximately $151.9 million, most of which are subject to an annual limitation of $26.5 million and expire in years 2020 through 2026. Unused available NOL carryovers from previous years plus the 2007 annual limitation of $26.5 million would allow us to use up to approximately $75.5 million of the NOL carryovers in 2007. Until the tax goodwill deductions and the NOL carryovers are exhausted, we will not pay cash taxes (other than a minimal impact for alternative minimum tax) on the first $88.6 million of federal taxable income before tax goodwill amortization and application of NOL carryovers each year with $137.6 million available in 2007. In addition, as of December 29, 2006 we have $41.8 million of foreign tax credits available to offset future federal taxes payable.

During 2005, we settled with the IRS on disputes involving tax years 1994 through 1997 and paid $6.4 million of additional taxes. During 2006, we paid $7.0 million of interest related to the settlement.

Cash flows for 2007

In 2007, we expect to generate positive cash flows from operations. Specific issues which are relevant to understanding 2007 cash flows include:

•
Income taxes: Because of anticipated utilization of tax goodwill amortization of $62.1 million, and the availability of approximately $75.5 million of NOL carryovers and foreign tax credits, we will likely not pay federal taxes, other than a minimal amount for alternative minimum tax. We will pay state and foreign income taxes, which are not expected to be significant.

•
Property and equipment: Capital expenditures for construction and mining projects, along with normal capital expenditures to upgrade our information systems hardware and software, are expected to be approximately $65 to $75 million. Additional capital may be required for new projects obtained during the year. Additionally, in the normal course of business, we sell a portion of our construction and mining equipment fleet each year, depending on estimated future requirements. We expect depreciation expense to amount to approximately $33.7 million in 2007.

•
Pension and post-retirement benefit obligations: We expect to fund $8.5 million of our pension and post-retirement benefit obligations during 2007 as compared to $14.0 million funded in 2006. We estimate financial statement expense under these plans to be approximately $4.8 million in 2007 as compared to $6.7 million in 2006.

•
Financing activities: We have issued stock options that are currently exercisable and at December 29, 2006, the market price of our common stock exceeded the exercise price of the options. If the options are exercised, we will receive proceeds based on the exercise price of the options. For additional information related to the stock options, see Note 13, “Capital Stock, Stock Purchase Warrants and Stock Compensation Plans,” of the Notes to Consolidated Financial Statements in Item 8 of this report. As discussed above, during 2006 and 2005 we have purchased shares of our common stock and warrants under a stock buy back program. As of December 29, 2006, we have $100.7 million of authorization under a stock buy back program approved by our Board of Directors. Based on our projected cash flows for 2007, we believe we can continue to purchase shares of common stock without adversely impacting our overall liquidity position.

•
Operating Activities: We expect to fund approximately $50.0 million of the highway project losses during 2007. Future change orders and claim recoveries on these projects which, if received, could reduce the amount of required funding.

Financial condition and liquidity

We expect to use cash to, among other things, satisfy contractual obligations, fund working capital requirements and make capital expenditures. For additional information on contractual obligations and capital expenditures, see “Contractual Obligations” below and “Property and Equipment” above.

We believe that our cash flows from operations, existing cash and cash equivalents and available capacity under our Credit Facility will be sufficient to meet our reasonably foreseeable liquidity needs.

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

We continually evaluate alternative capital structures and the terms of our Credit Facility. We may also, from time to time, pursue opportunities to complement existing operations through business combinations and participation in ventures, which may require additional financing and utilization of our capital resources.

Contractual obligations

As of December 29, 2006, we had the following contractual obligations:

	Payments due by period
Contractual obligations (In millions)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Operating lease obligations	$29.2	$44.8	$36.1	$34.2	$144.3
Purchase obligations (a)	12.3	24.6	6.2	─	43.1
Credit Facility (b)	3.8	7.3	1.7	─	12.8
Pension and post-retirement benefit obligations (c)	8.5	18.2	17.4	37.6	81.7
Total	$53.8	$94.9	$61.4	$71.8	$281.9

(a)
Purchase obligations include future cash payments pursuant to an outsourcing agreement for certain information technology services. Commitments pursuant to subcontracts and other purchase orders related to engineering and construction contracts are not included since such amounts are expected to be funded under contract billings.

(b)	Represents payments for letter of credit, commitment and administrative fees for our Credit Facility.
(c)	Pension and post-retirement benefit obligations noted under the heading “More than 5 years” are presented for the years 2012-2016.

We have no long-term debt, capital leases or other material long-term liabilities reflected on our consolidated balance sheets, except for a performance guarantee of a joint venture as discussed in “Guarantees” below.

In the normal course of business, we cause letters of credit and surety bonds to be issued generally in connection with contract performance obligations that are not required to be recorded in our consolidated balance sheets. We are obligated to reimburse the issuer of our letters of credit or surety bonds for any payments made thereunder. The table below presents the expiration of our outstanding commitments on letters of credit and surety bonds outstanding as of December 29, 2006 for each of the next five years and thereafter. Although letters of credit under the Credit Facility may not extend beyond termination of the Credit Facility, the presentation is prepared based on the expiration period of our contractual obligations with the customer or beneficiary. At December 29, 2006, $124.5 million of the outstanding letters of credit were issued under the Credit Facility. We have pledged cash and cash equivalents as collateral for our reimbursement obligations with respect to $21.0 million in face amount of letters of credit not issued under our Credit Facility that were outstanding at December 29, 2006. Our commitments under performance bonds generally end concurrent with the expiration of our contractual obligation. The face amount of the surety bonds expiring by period is presented below. Our actual exposure is limited to estimated costs to complete our bonded contracts, which was approximately $442.6 million at December 29, 2006.

Other commercial commitments (In millions)	Letters of credit	Surety bonds	Total
Commitments expiring by period
2007	$22.2	$552.0	$574.2
2008	0.3	290.7	291.0
2009	2.5	17.0	19.5
2010	12.7	607.8	620.5
2011	19.4	─	19.4
Thereafter	88.4	36.0	124.4
Total other commercial commitments	$145.5	$1,503.5	$1,649.0

Indemnities

In connection with a prior sale of a business, we have guaranteed certain indemnity provisions relating to environmental conditions that obligate us to pay the buyer up to a maximum of $3.5 million for environmental losses they incur over $5.0 million until October 2007. We are also responsible, through 2012, for environmental losses that exceed $1.3 million related to a specified parcel of property we sold. We believe that the indemnification provisions will not have a material adverse effect on our financial position, results of operations or cash flows.

Guarantees

In the ordinary course of business, we enter into various agreements providing financial or performance assurances to clients on behalf of certain unconsolidated subsidiaries, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The maximum potential payment amount of an outstanding performance guarantee is the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts. At December 29, 2006, approximately $1.1 billion of work representing either our partners’ proportionate share, or work that our partners are directly responsible for, had yet to be completed. Amounts that may be required to be paid in excess of estimated costs to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump sum or fixed price contracts, this amount is the cost to complete the contracted work less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract we may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors, for claims.

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

During the fourth quarter of 2005, we entered into a line item joint venture arrangement pursuant to which we have jointly and severally guaranteed the performance of the joint venture. Under the arrangements, we would be required to perform on the guarantee in the event our partner was not able to complete their portion of the construction contract through its expected completion in 2008. Our maximum exposure under this performance guarantee at the time we entered into the arrangement was estimated to be approximately $170 million, the exposure is being reduced over the contract term upon execution of the contract scope. We have recorded the estimated fair value of this guarantee in the amount of $2.4 million as a liability with a corresponding asset as of December 29, 2006.

Off-balance sheet arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Credit Facility

Our Credit Facility provides for up to $350.0 million in the aggregate of loans and other financial accommodations. Previously, the Credit Facility consisted of a tranche A facility of $247.5 million and a tranche B facility of $102.5 million. On July 5, 2006, we restructured the Credit Facility resulting in an increase in the size of the tranche A facility to $350.0 million and the elimination of the tranche B facility. The maturity date of June 14, 2010 did not change and the terms of tranche A remained the same. The tranche A borrowing rate is LIBOR plus an additional margin of 2.00 percent or, at our option, prime plus an additional margin of 1.00 percent, subject in each case to a 0.25 percent reduction upon our obtaining a specified long-term debt rating. As of December 29, 2006, the effective one month LIBOR borrowing rate was 7.33 percent. As a result of the restructuring, $5.1 million of deferred financing fees were written off in 2006.

The Credit Facility also provides for other fees, including commitment and letter of credit fees, normal and customary for such credit agreements. Letter of credit fees are calculated using the applicable LIBOR margins stated above plus an issuance fee that is negotiated with the issuing bank. Commitment fees are calculated on the remaining borrowing capacity after subtracting any outstanding borrowings and letters of credit. The tranche A commitment fee is 0.50 percent (subject to a 0.25 percent reduction upon our obtaining a specified long-term debt rating). As of December 29, 2006, $124.5 million in face amount of letters of credit were issued and outstanding and no borrowings were outstanding leaving a borrowing capacity of $225.5 million under the Credit Facility.

The Credit Facility contains financial covenants requiring the maintenance of specified financial and operating ratios, and specified events of default that are typical for a credit facility of this size, type and tenor. The Credit Facility also contains covenants that limit our ability and the ability of some of our subsidiaries to incur debt, grant liens, provide guarantees, make investments, merge with or acquire other companies and pay dividends. As of December 29, 2006, we were in compliance with all of the financial covenants under the Credit Facility. The Credit Facility is secured by substantially all of the assets of Washington Group International and our wholly owned domestic subsidiaries.

As a result of an amendment to the Credit Facility in June 2005, $3.6 million of deferred financing fees were written off during 2005.

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

Components of EBITDA are presented below:

	Year Ended
(In millions)	December 29, 2006	December 30, 2005*	December 31, 2004*
Net income	$80.8	$53.9	$47.6
Taxes	30.6	27.0	37.2
Interest expense (a)	11.3	13.5	14.6
Depreciation and amortization (c)	45.0	21.9	18.7
Total (b)	$167.7	$116.3	$118.1

*
Adjusted to include the retroactive impact of adopting the fair value method of recording compensation expense associated with stock options, see Note 13 of Notes to Consolidated Financial Statements in Item 8 of this report.

(a)	Includes write-off of deferred financing fees of $5.1 million in 2006 and $3.6 million in 2005.
(b)	EBITDA for the year ended December 31, 2004 includes reorganization income of $1.2 million which had minimal tax expense.
(c)	Includes $13.9 million of amortization of intangible assets in 2006 which will decline to approximately $4.4 million in 2007.

RECONCILIATION OF EBITDA TO NET CASH PROVIDED BY OPERATING ACTIVITIES

We believe that net cash provided by operating activities is the financial measure calculated and presented in accordance with GAAP that is most directly comparable to EBITDA. The following table reconciles EBITDA to net cash provided by operating activities for each of the periods for which EBITDA is presented.

	Year Ended
(In millions)	December 29, 2006	December 30, 2005*	December 31, 2004*
EBITDA	$167.7	$116.3	$118.1
Interest expense (a)	(11.3)	(13.5)	(14.6)
Tax expense	(30.6)	(27.0)	(37.2)
Reorganization items	─	─	(1.2)
Cash paid for reorganization items	(2.9)	(2.7)	(2.5)
Amortization and write off of financing fees	6.6	6.3	3.2
Non-cash income tax expense	25.9	23.8	32.3
Minority interest in net income of consolidated subsidiaries, net of tax	3.2	5.4	15.2
Equity in income of unconsolidated affiliates, less dividends received	(16.1)	(14.0)	(17.3)
Excess tax benefits from exercise of stock options	(6.7)	(5.0)	(0.6)
Stock-based compensation	11.3	9.6	7.0
Changes in net operating assets and liabilities and other	(68.9)	1.0	7.6
Net cash provided by operating activities	$78.2	$100.2	$110.0

* Adjusted to include the retroactive impact of adopting the fair value method of recording compensation expense associated with stock options, see Note 13 of Notes to Consolidated Financial Statements in Item 8 of this report.
(a)	Includes write-off of deferred financing fees of $5.1 million in 2006 and $3.6 million in 2005.

ACCOUNTING STANDARDS

Recently issued accounting standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a more likely than not recognition threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on various related matters such as derecognition, interest and penalties, and disclosure. FIN 48 is effective for our fiscal year 2007 and interim periods within fiscal 2007. The cumulative effect of applying FIN 48 will be recorded as an adjustment to retained earnings as of December 30, 2006. We are currently evaluating the impact of adopting FIN 48 in the first quarter of 2007.

In September 2006, the FASB issued SFAS No.157, Fair Value Measurements. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for our fiscal year 2008 and interim periods within fiscal 2008, with early adoption permitted. We are currently evaluating the impact, if any, that SFAS No. 157 will have on our financial statements.

Adoption of accounting standards

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS No. 158 requires employers to recognize the overfunded or underfunded status of a defined benefit pension or postretirement plan as an asset or liability in its statement of financial position, recognize changes in that funded status in the year in which the changes occur through comprehensive income and measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year. The provisions of SFAS No. 158 are generally effective for the year ended December 29, 2006 with certain provisions not being required until 2008. See Note 8, “Benefit Plans,” of the Notes to Consolidated Financial Statements in Item 8 of this report for disclosure of the impact of adopting SFAS No. 158.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108 which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB No. 108 is effective for the year ended December 29, 2006. The adoption of SAB No. 108 did not have an impact on our financial statements.

In the mining industry, companies may be required to remove overburden and waste materials to access mineral deposits. The costs of removing overburden and waste materials are referred to as “stripping costs.” MIBRAG incurs significant stripping costs in its lignite coal mining operations. MIBRAG’s mines are open pit mines, which cover several square miles and have an estimated remaining life of 40 or more years. Because of the mining procedures used, MIBRAG generally does not maintain any significant inventory of mined coal. In March 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 04-6, Accounting for Stripping Costs Incurred during Production in the Mining Industry. The EITF concluded that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the cost of inventory produced during the period that stripping costs are incurred. We were required to adopt EITF No. 04-6 in the first quarter of 2006. EITF No. 04-6 provides that any adjustment from adoption be recognized as a cumulative effect adjustment to beginning retained earnings in the period of adoption. Based upon MIBRAG’s deferred stripping costs recorded as of December 30, 2005, the adoption of EITF No. 04-6 resulted in a reduction of our investments in unconsolidated affiliates and a reduction of total stockholders’ equity of $83.2 million and $54.1 million, respectively. We also recorded a cumulative effect adjustment of $0.5 million related to another mining venture.

Under EITF No. 04-6, costs of removing overburden are now expensed in the period incurred. The execution of MIBRAG’s mine plans may result in fiscal periods during which costs incurred for the removal of overburden will not bear a direct relationship to the revenue derived from the sale of coal. This may result in a degree of variability in the future reported earnings of MIBRAG. During the year ended December 29, 2006, equity in income of unconsolidated affiliates increased $2.0 million due to the change in accounting for stripping costs as compared to the prior method of deferring stripping costs and expensing as the associated coal deposit was extracted and sold.

In June 2005, the FASB ratified the consensus reached in EITF Issue No. 05-5, Accounting for Early Retirement or Post-employment Programs with Specific Features (Such as Terms Specified in Altersteilzeit Early -Retirement Arrangements). EITF No. 05-5 addresses the timing of recognition of salaries, bonuses and additional pension contributions associated with certain early retirement arrangements typical in Germany (as well as similar programs). The EITF also specified the accounting for government subsidies related to these arrangements. The effect of applying EITF No. 05-5 was to be recognized prospectively as a change in accounting estimate effected by a change in accounting principle under SFAS No. 154, Accounting Changes and Error Corrections - a Replacement of APB Opinion No. 20 and FASB Statement No. 3. MIBRAG provides early retirement arrangements to its employees pursuant to a program designed by the German government. Prior to EITF No. 05-5, the additional compensation related to the early retirement program had been accrued and expensed at the time an employee elected to participate. However, EITF No. 05-5 requires that the additional compensation be recognized ratably over the employee’s remaining service period. Accordingly, the adoption of EITF No. 05-5 in the first quarter of 2006 increased MIBRAG’s earnings as the prior accruals were reversed, resulting in a $2.1 million increase in our equity in earnings of MIBRAG.

In December 2004, the FASB issued SFAS No. 123 (R), replacing SFAS No. 123 and superseding Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. We were required to adopt the fair value method prescribed by SFAS No. 123(R) in the first quarter of 2006. See Note 13, “Capital Stock, Stock Purchase Warrants and Stock Compensation Plans,” of the Notes to Consolidated Financial Statements in Item 8 of this report for disclosure of the impact of adopting SFAS No. 123(R).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

Our exposure to market risk for changes in interest rates relates primarily to our Credit Facility. Substantially all cash and cash equivalents at December 29, 2006 were held in highly liquid instruments.

From time to time, we may effect borrowings under bank credit facilities or otherwise for general corporate purposes, including working capital requirements and capital expenditures. Borrowings under our Credit Facility, of which there currently are none, bear interest at the applicable LIBOR or prime rate, plus an additional margin and, therefore, are subject to fluctuations in interest rates.

Foreign currency risk

We conduct our business in various regions of the world. Our operations are, therefore, subject to volatility because of currency fluctuations, inflation changes and changes in political and economic conditions in these countries. We are subject to foreign currency translation and exchange issues, primarily with regard to our mining venture, MIBRAG, in Germany. At December 29, 2006 and December 30, 2005, the cumulative adjustments for translation gains (losses), net of related income tax benefits, were $25.8 million and $19.3 million, respectively. While we endeavor to enter into contracts with foreign customers with repayment terms in US dollars in order to mitigate foreign exchange risk, our revenue and expenses are sometimes denominated in local currencies, and our results of operations may be affected adversely as currency fluctuations affect our pricing and operating costs or those of our competitors. We may engage from time to time in hedging operations, including forward foreign exchange contracts, to reduce the exposure of our cash flows to fluctuations in foreign currency rates. We do not engage in hedging for speculative investment reasons. We can give no assurances that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies.

During 2005 and 2006, we entered into forward foreign currency contracts to hedge contracts to acquire equipment denominated in Canadian dollars and South African Rand. At December 29, 2006, we had forward foreign exchange contracts to sell US dollars and buy South African Rand. The notional value of the South African Rand contracts was $2.5 million and the duration was less than 1 month. At December 30, 2005, we had forward foreign exchange contracts to sell US dollars and buy Canadian dollars and to sell US dollars and buy South African Rand. The notional value of the Canadian dollar contracts was $24.1 million and the duration was less than 11 months. The notional value of the South African Rand contracts was $8.8 million and the duration was 6 months. The estimated fair value of the contracts was not significant as of either December 29, 2006 or December 30, 2005.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

WASHINGTON GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Financial Statements and Financial Statement Schedule as of
December 29, 2006 and December 30, 2005, and for the years ended December 29, 2006,
December 30, 2005, and December 31, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Washington Group International, Inc.
We have audited the accompanying consolidated balance sheets of Washington Group International, Inc. and subsidiaries (the “Company”) as of December 29, 2006 and December 30, 2005, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders' equity for each of the three years in the period ended December 29, 2006.  Our audits also included the financial statement schedule listed in the Index at Item 8.  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Washington Group International, Inc. and subsidiaries as of December 29, 2006 and December 30, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2006, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 3 to the consolidated financial statements, in 2006 the Company adopted Emerging Issues Task Force Issue No. 04-6, Accounting for Stripping Costs Incurred during Production in the Mining Industry, which changed its method of accounting for mining stripping costs. In addition, the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an Amendment of FASB Statements No. 87, 88, 106 and 132(R), which changed its method of accounting for pension and postretirement benefits as of December 29, 2006.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 29, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2007 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Boise, Idaho
February 25, 2007

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share data)	Year Ended December 29, 2006	Year Ended December 30, 2005*	Year Ended December 31, 2004*
Revenue	$3,398,082	$3,188,454	$2,915,382
Cost of revenue	(3,242,290)	(3,062,100)	(2,768,227)
Gross profit	155,792	126,354	147,155
Equity in income of unconsolidated affiliates	35,816	29,596	26,917
General and administrative expenses	(75,728)	(63,823)	(63,374)
Other operating income, net	16	─	1,443
Operating income	115,896	92,127	112,141
Interest income	10,533	8,257	2,778
Interest expense	(6,216)	(9,955)	(14,625)
Write-off of deferred financing fees	(5,063)	(3,588)	─
Other non-operating expense, net	(522)	(551)	(1,509)
Income before reorganization items, income taxes and minority interests	114,628	86,290	98,785
Reorganization items	─	─	1,245
Income tax expense	(30,590)	(27,021)	(37,243)
Minority interests in income of consolidated subsidiaries	(3,192)	(5,409)	(15,214)

Net income	$80,846	$53,860	$47,573
Income per share:
Basic	$2.83	$2.07	$1.88
Diluted	2.64	1.77	1.71
Shares used to compute income per share:
Basic	28,605	26,037	25,281
Diluted	30,608	30,408	27,890

The accompanying notes are an integral part of the consolidated financial statements.

*	Adjusted to include the retroactive impact of adopting the fair value method of recording compensation expense associated with stock options, see Note 13.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)	Year Ended December 29, 2006	Year Ended December 30, 2005*	Year Ended December 31, 2004*
Net income	$80,846	$53,860	$47,573
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	6,569	(15,568)	9,348
Minimum pension liability adjustment and other	(423)	(603)	(991)
Other comprehensive income (loss), net of tax	6,146	(16,171)	8,357

Comprehensive income	$86,992	$37,689	$55,930
The accompanying notes are an integral part of the consolidated financial statements.

*	Adjusted to include the retroactive impact of adopting the fair value method of recording compensation expense associated with stock options, see Note 13.

CONSOLIDATED BALANCE SHEETS

(In thousands)	December 29, 2006	December 30, 2005*
ASSETS
Current assets
Cash and cash equivalents	$232,096	$237,706
Restricted cash	65,475	52,533
Accounts receivable, including retentions of $16,443 and $22,849, respectively	358,957	275,623
Unbilled receivables	268,829	256,090
Investments in and advances to construction joint ventures	44,333	56,668
Deferred income taxes	106,681	107,798
Other	48,789	41,202
Total current assets	1,125,160	1,027,620

Investments and other assets
Investments in unconsolidated affiliates	113,953	172,448
Goodwill	97,076	162,270
Deferred income taxes	227,901	142,525
Other assets	38,005	59,362
Total investments and other assets	476,935	536,605

Property and equipment
Construction and mining equipment	162,776	121,109
Other equipment and fixtures	50,642	40,415
Buildings and improvements	12,781	12,575
Land and improvements	584	2,403
Total property and equipment	226,783	176,502
Less accumulated depreciation	(96,554)	(75,748)
Property and equipment, net	130,229	100,754

Total assets	$1,732,324	$1,664,979

The accompanying notes are an integral part of the consolidated financial statements.

*	Adjusted to include the retroactive impact of adopting the fair value method of recording compensation expense associated with stock options, see Note 13.

CONSOLIDATED BALANCE SHEETS (continued)

(In thousands except per share data)	December 29, 2006	December 30, 2005*
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and subcontracts payable, including retentions of $26,423 and $32,127, respectively	$335,045	$253,559
Billings in excess of cost and estimated earnings on uncompleted contracts	152,109	239,106
Accrued salaries, wages and benefits, including compensated absences of $53,695 and $49,578, respectively	192,307	165,062
Other accrued liabilities	38,563	46,639
Total current liabilities	718,024	704,366

Non-current liabilities
Self-insurance reserves	68,392	66,933
Pension and post-retirement benefit obligations	87,449	92,210
Other non-current liabilities	50,263	38,801
Total non-current liabilities	206,104	197,944

Contingencies and commitments (Notes 4 and 11)

Minority interests	9,947	5,578

Stockholders’ equity
Preferred stock, par value $.01 per share, 10,000 shares authorized	─	─
Common stock, par value $.01 per share, 100,000 shares authorized; 30,001 and 26,870 shares issued, respectively	300	269
Capital in excess of par value	669,663	574,094
Stock purchase warrants	─	15,104
Retained earnings	183,492	157,239
Treasury stock, 1,159 and 32 shares, respectively, at cost	(67,251)	(1,307)
Unearned compensation - restricted stock	(8,385)	(4,233)
Accumulated other comprehensive income	20,430	15,925
Total stockholders’ equity	798,249	757,091

Total liabilities and stockholders’ equity	$1,732,324	$1,664,979

The accompanying notes are an integral part of the consolidated financial statements.

*	Adjusted to include the retroactive impact of adopting the fair value method of recording compensation expense associated with stock options, see Note 13.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)	Year Ended December 29, 2006	Year Ended December 30, 2005*	Year Ended December 31, 2004*
Operating activities
Net income	$80,846	$53,860	$47,573
Reorganization items	─	─	(1,245)
Adjustments to reconcile net income to net cash provided by operating activities:
Cash paid for reorganization items	(2,872)	(2,740)	(2,493)
Depreciation of property and equipment	31,105	21,880	18,714
Amortization and write-off of deferred financing fees	6,623	6,300	3,225
Amortization of intangible assets	13,862	─	─
Non-cash income tax expense	25,903	23,766	32,321
Stock-based compensation	11,319	9,651	7,010
Minority interests in income of consolidated subsidiaries, net of tax	3,192	5,409	15,214
Equity in income of unconsolidated affiliates, less dividends received	(16,113)	(14,038)	(17,296)
Self-insurance reserves	1,459	(1,013)	7,772
Excess tax benefits from exercise of stock options	(6,710)	(5,033)	(634)
Other	(7,922)	(7,850)	4,832
Changes in other assets and liabilities, net of acquisitions:
Accounts receivable and unbilled receivables	(94,164)	(69,481)	(73,980)
Investments in and advances to construction joint ventures	(11,249)	12,312	2,040
Other current assets	(4,527)	15,747	(5,841)
Accounts payable and subcontracts payable, accrued salaries, wages and benefits and other accrued liabilities	110,855	61,209	40,779
Billings in excess of cost and estimated earnings	(63,413)	(9,822)	32,009
Net cash provided by operating activities	78,194	100,157	110,000
Investing activities
Property and equipment additions	(64,392)	(63,192)	(35,217)
Property and equipment disposals	8,735	12,965	21,270
Business acquisition, net of cash acquired of $563	(6,103)	─	─
Purchase of short-term investments	─	(74,900)	(617,200)
Sales of short-term investments	─	105,100	637,000
Acquisition of minority interest	─	(29,057)	─
Decrease (increase) in restricted cash	(12,942)	9,016	9,118
Net cash provided (used) by investing activities	(74,702)	(40,068)	14,971
Financing activities
Payment of financing fees	─	(4,577)	(3,914)
Payoff of loan assumed in business acquisition	(1,668)	─	─
Distributions to minority interests, net	(866)	(4,379)	(25,501)
Proceeds from exercise of stock options and warrants	88,266	29,927	10,171
Purchase of warrants and treasury stock	(101,544)	(72,916)	─
Excess tax benefits from exercise of stock options	6,710	5,033	634
Net cash used by financing activities	(9,102)	(46,912)	(18,610)
Increase (decrease) in cash and cash equivalents	(5,610)	13,177	106,361
Cash and cash equivalents at beginning of year	237,706	224,529	118,168
Cash and cash equivalents at end of year	$232,096	$237,706	$224,529

The accompanying notes are an integral part of the consolidated financial statements.

*	Adjusted to include the retroactive impact of adopting the fair value method of recording compensation expense associated with stock options, see Note 13.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)	Shares of Common stock Issued Treasury		Common stock	Capital in excess of par value	Stock purchase warrants		Retained earnings	Treasury stock		Unearned compensation-restricted stock		Accumulated other comprehensive income (loss)
January 2, 2004*	25,046	─	$250	$567,140		$28,647	$56,074	$	─	$	─	$23,739
Net income*							47,573
Stock-based compensation *				7,010
Exercise of stock options and warrants	428		5	11,131		(331)
Foreign currency translation adjustments, net												9,348
Minimum pension liability adjustments and other												(991)
Other		(26)		586		(149)			(1,012)
December 31, 2004*	25,474	(26)	255	585,867		28,167	103,647		(1,012)		─	32,096
Net income*							53,860
Issuance of restricted stock, net of forfeitures	134		1	5,844					(4)		(5,841)
Stock-based compensation *	4			8,043							1,608
Exercise of stock options and warrants	1,258		13	36,361		(1,415)
Purchase of warrants				(62,113)		(11,616)
Foreign currency translation adjustments, net												(15,568)
Minimum pension liability adjustments and other												(603)
Other		(6)		92		(32)	(268)		(291)
December 30, 2005*	26,870	(32)	269	574,094		15,104	157,239		(1,307)		(4,233)	15,925
Cumulative effect adjustments related to stripping costs							(54,593)
Adjusted December 31, 2005	26,870	(32)	269	574,094		15,104	102,646		(1,307)		(4,233)	15,925
Net income							80,846
Issuance of restricted stock, net of forfeitures	128		1	8,046							(8,047)
Stock-based compensation				7,424							3,895
Exercise of stock options and warrants	3,003		30	102,553		(7,607)
Purchase of warrants and common stock		(1,125)		(28,073)		(6,851)			(65,807)
Recognition of pre- reorganization tax benefits				3,771
Foreign currency translation adjustments, net												6,569
Minimum pension liability adjustments and other												(423)
Adoption of SFAS No. 158												(1,641)
Other		(2)		1,848		(646)			(137)

December 29, 2006	30,001	(1,159)	$300	$669,663	$	─	$183,492		$(67,251)		$(8,385)	$20,430

The accompanying notes are an integral part of the consolidated financial statements.

*	Adjusted to include the retroactive impact of adopting the fair value method of recording compensation expense associated with stock options, see Note 13.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The terms “we,” “us” and “our” as used in this annual report refer to Washington Group International, Inc. (“Washington Group International”) and its consolidated subsidiaries unless otherwise indicated.

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

On March 22, 1999, we and BNFL Nuclear Services, Inc. (“BNFL”) acquired the government and environmental services businesses of CBS Corporation (now Viacom, Inc.). We refer to these businesses, together with other government services operations, as the “Government Services Business.” The Government Services Business manages highly complex facilities and programs for the United States (“US”) Departments of Energy and Defense and provides engineering, construction, management, and risk-analysis services for a variety of governmental markets. The Government Services Business currently makes up our Energy & Environment and Defense business units. On August 25, 2004, we agreed to acquire BNFL’s interest in the Government Services Business and effective December 30, 2005 we settled all remaining acquisition payments resulting in the termination of BNFL’s interest in our Government Services Business. See Note 14 for additional discussion of our acquisition of BNFL’s minority interest in the Government Services Business.

On July 7, 2000, we purchased from Raytheon Company and Raytheon Engineers & Constructors International, Inc. (“RECI”) the capital stock of the subsidiaries of RECI and specified other assets of RECI and assumed specified liabilities of RECI. The businesses that we purchased, that we refer to as “RE&C,” provide engineering, design, procurement, construction, operation, maintenance, and other services on a global basis.

On May 14, 2001, due to near-term liquidity problems resulting from our acquisition of RE&C, we filed for protection under Chapter 11 of the US Bankruptcy Code. On December 21, 2001, the bankruptcy court entered an order confirming the Second Amended Joint Plan of Reorganization of Washington Group International, Inc., et al., as modified (the “Plan of Reorganization”). The Plan of Reorganization became effective and we emerged from bankruptcy protection on January 25, 2002.

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

For contracts that include significant materials or equipment costs, we use an efforts expended method to measure progress towards completion based on labor hours, labor dollars or some other measurement of physical completion. For certain long-term contracts involving mining and environmental and hazardous substance remediation, progress towards completion is measured using the units of production method. Revenue from reimbursable or cost-plus contracts is recognized on the basis of costs incurred during the period plus the fee earned. Service-related contracts, including operations and maintenance contracts, are accounted for over the period of performance, in proportion to the costs of performance, evenly over the period or over units of production. Award fees associated with US government contracts are initially estimated and recognized based on historical performance until the client has confirmed the final award fee. Performance-based incentive fees are included in contract value when a basis exists for the reasonable prediction of performance in relation to established targets. When a basis for reasonable prediction does not exist, performance-based incentive fees are recognized when actually awarded by the client.

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

(In thousands)	Year Ended December 29, 2006		Year Ended December 30, 2005	Year Ended December 31, 2004
Revenue from claims	$	─	$22,899	$30,439
Less additional contract related costs and subcontractors’ share of claim settlements	$	─	(1,697)	(1,901)
Net impact on gross profit from claims	$	─	$21,202	$28,538

Substantially all claims were settled and collected during each respective period for which claim revenue was recognized. During the year ended December 29, 2006, we recognized $16.8 million of change order recoveries on two projects for which contract losses were recorded in prior periods.

Estimated losses on uncompleted contracts and changes in contract estimates

We record provisions for estimated losses on uncompleted contracts in the period in which such losses are identified. The cumulative effects of revisions to contract revenue and estimated completion costs are recorded in the accounting period in which the amounts become evident and can be reasonably estimated. These revisions can include such items as the effects of change orders and claims, warranty claims, liquidated damages or other contractual penalties, adjustments for audit findings on US government contracts and contract closeout settlements.

Segmenting contracts

Occasionally a contract may include several elements or phases, each of which was negotiated separately with the customer and agreed to be performed without regard to the performance of others. We follow the criteria set forth in SOP 81-1 when segmenting contracts. In these situations, we segment the contract and assign revenue and cost to the different elements or phases to achieve different rates of profitability based on the relative value of each element or phase to the estimated contract revenue. Values assigned to the segments are based on our normal historical prices and terms of such services to other customers.

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

Classification of current assets and liabilities

Because we participate in long-term contracts, we include in current assets and liabilities amounts realizable and payable under contracts that extend beyond one year. Accounts receivable at December 29, 2006 and December 30, 2005 included $11.9 million and $9.4 million, respectively, of contract retentions, which are not expected to be collected within one year. Subcontracts payable at December 29, 2006 and December 30, 2005, included $6.8 million and $3.9 million, respectively, of retentions payable which are not expected to be paid within one year. Billings in excess of cost and estimated earnings on uncompleted contracts contain amounts that, depending on contract performance, resolution of US government contract audits, negotiations, change orders, claims or changes in facts and circumstances, may not require payment within one year.

Cash and cash equivalents

Cash and cash equivalents consist of liquid securities with remaining maturities of three months or less at the date of acquisition that are readily convertible into known amounts of cash.

Restricted cash

As of December 29, 2006 and December 30, 2005, we had $65.5 million and $52.5 million, respectively, of restricted cash. Restricted cash consists primarily of cash restricted for use in the normal operations of our consolidated joint ventures, by projects having contractual cash restrictions and by our self-insurance program.

Accounts and unbilled receivables

Accounts receivable at December 29, 2006 and December 30, 2005 include allowances for doubtful accounts of $6.7 million and $5.8 million, respectively. Unbilled receivables represent costs incurred under contracts in process that have not yet been invoiced to customers and arise from the use of the percentage-of-completion method of accounting, cost reimbursement-type contracts and the timing of billings. Substantially all unbilled receivables at December 29, 2006 are expected to be billed and collected within one year.

Credit risk concentration

By policy, we limit the amount of credit exposure to any one financial institution and place investments with financial institutions evaluated as highly creditworthy. At December 29, 2006, billed and unbilled receivables from the Department of Energy and the Department of Defense totaled $272.6 million. Concentrations of credit risk with respect to other accounts receivable and unbilled receivables are believed to be limited due to the number, diversification and character of the obligors and our credit evaluation process. Typically, we have not required collateral for such obligations, but we may place liens against property, plant or equipment constructed if a default occurs.

Goodwill and other intangible assets

Goodwill and other intangible assets are subject to annual impairment tests pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. Effective February 1, 2002, in conjunction with fresh-start reporting, we used the purchase method of accounting to allocate our reorganization value to our net assets, with the excess recorded as goodwill on the basis of estimates of fair value. For income tax purposes, we had tax deductible goodwill in excess of financial statement goodwill and net operating loss (“NOL”) carryovers for which a valuation allowance was established in fresh-start reporting. As realization of the income tax benefits related to the tax goodwill amortization and NOL carryovers has become probable, the valuation allowance has been reduced and the resulting tax benefit has been recorded as a reduction to financial statement goodwill. During 2006, the reorganization goodwill has been reduced to zero. The remaining goodwill as of December 29, 2006 of $97.1 million was recorded in connection with the acquisition of the Government Services Business and relates to our Defense and Energy & Environmental business units. Intangible assets of $23.5 million are included in other assets as of December 29, 2006 and consist of minority interest in certain contracts and customer related intangibles acquired from BNFL (see Note 14). These intangible assets are being amortized over estimated useful lives ranging from seven to eight years.

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

Billings in excess of cost and estimated earnings on uncompleted contracts

Billings in excess of cost and estimated earnings on uncompleted contracts represent amounts actually billed to clients, and perhaps collected, in excess of costs incurred and profits recognized on a project. Also, we occasionally negotiate advance payments as a contract condition. These advance payments are reflected in billings in excess of cost and estimated earnings on uncompleted contracts. Provisions for losses on contracts, reclamation reserves on mining contracts and reserves for punch-list costs, demobilization and warranty costs on contracts that have achieved substantial completion and reserves for audit and contract closing adjustments on US government contracts are also included in billings in excess of cost and estimated earnings on uncompleted contracts. The following table summarizes the components of billings in excess of cost and estimated earnings on uncompleted contracts.

(In thousands)	December 29, 2006	December 30, 2005
Billings in excess of cost and estimated earnings on uncompleted contracts	$47,556	$92,298
Estimated costs to complete long-term contracts	12,751	21,192
Net liabilities of construction joint ventures	48,782	72,366
Other reserves	43,020	53,250
	$152,109	$239,106

The caption “Net liabilities of construction joint ventures” above represents our share of unconsolidated construction joint ventures that had an excess of liabilities over assets primarily due to accrued contract losses.(see Note 4).

Self-insurance reserves

Self-insurance reserves represent reserves established through a program under which we self-insure certain business risks. We carry substantial premium-paid, traditional insurance for our various business risks; however, we self-insure the lower level deductibles for workers’ compensation and general, automobile and professional liability. Our total self-insurance reserves at December 29, 2006 and December 30, 2005 were $81.4 million and $79.2 million, respectively. The current portion of the self-insurance reserves of $13.0 million and $12.3 million at December 29, 2006 and December 30, 2005, respectively, is included in other accrued liabilities.

Foreign currency translation

The functional currency for foreign operations is generally the local currency. Translation of assets and liabilities to US dollars is based on exchange rates at the balance sheet date. Translation of revenue and expenses to US dollars is based on the average rate during the period. Translation gains or losses, net of income tax effects, are reported as a component of other comprehensive income (loss), except for translation gains or losses related to short-term duration construction and engineering projects which are recognized currently. Gains or losses from foreign currency transactions are included in results of operations.

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

Income per share

Basic income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income per share except that it reflects the potential dilution from dilutive common stock equivalents using the treasury stock method. Outstanding common stock equivalents primarily consist of options and warrants to purchase common stock and restricted stock (see Note 13). During the years ended December 29, 2006, December 30, 2005 and December 31, 2004, the weighted average number of anti-dilutive outstanding options and restricted stock excluded from the computation of diluted earnings per share was 240,000, 109,000 and 588,000, respectively.

A reconciliation between weighted average shares outstanding used in calculating basic and diluted income per share is as follows:

(In thousands)	Year Ended December 29, 2006	Year Ended December 30, 2005	Year Ended December 31, 2004
Basic weighted average shares outstanding	28,605	26,037	25,281
Effect of dilutive securities:
Stock options	1,718	1,642	1,391
Stock warrants	120	2,677	1,210
Restricted shares and other	165	52	8
Diluted weighted average shares outstanding	30,608	30,408	27,890

Stock-based compensation

As discussed further in Note 13, we adopted SFAS No. 123 (Revised), Share-Based Payment (“SFAS No. 123(R)”), effective December 31, 2005 using the modified retrospective application method. As a result, the accompanying consolidated financial statements and notes as of December 30, 2005 and for the years ended December 30, 2005 and December 31, 2004 have been adjusted to reflect the expensing of stock options based upon fair value as prescribed by SFAS No. 123(R).

We estimate the fair value of options granted using the Black-Scholes option pricing model. The assumptions used in computing the fair value of share-based payments reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control. We estimate expected volatility based on historical daily price changes of our stock for a period that approximates the current expected term of the options. The expected option term is the number of years we estimate that options will be outstanding prior to exercise considering vesting schedules and our historical exercise patterns. If other assumptions or estimates had been used, the stock-based compensation expense that was recorded for the periods presented could have been materially different. Furthermore, if different assumptions are used in future periods, stock-based compensation expense could be materially impacted in the future.

Supplemental cash flows

The following table provides supplemental cash flow information to the accompanying consolidated statements of cash flows:

(In thousands)	Year Ended December 29, 2006	Year Ended December 30, 2005	Year Ended December 31, 2004
Supplemental cash flow information
Interest paid	$3,858	$7,255	$12,121
Income taxes paid, net	4,043	4,641	7,411
Settlement payments related to tax audits of prior periods	7,232	6,406	─
Supplemental non-cash investing activities
Adjustments to investment in foreign subsidiaries for cumulative translation adjustments, net of income taxes	$6,569	$(15,568)	$9,348

Reclassifications

The accompanying consolidated financial statements reflect the reclassification of the current portion of pension and post-retirement benefit obligations of $7.0 million and $7.3 million as of December 30, 2005 and December 31, 2004, respectively, to accrued salaries, wages and benefits to conform to the 2006 presentation. The reclassification did not impact previously reported revenue, net income, total assets, total liabilities, stockholders’ equity or cash flows.

3. ACCOUNTING STANDARDS

Recently issued accounting standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a more likely than not recognition threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on various related matters such as derecognition, interest and penalties, and disclosure. FIN 48 is effective for our fiscal year 2007 and interim periods within fiscal 2007. The cumulative effect of applying FIN 48 will be recorded as an adjustment to retained earnings as of December 30, 2006. We are currently evaluating the impact of adopting FIN 48 in the first quarter of 2007.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for our fiscal year 2008 and interim periods within fiscal 2008, with early adoption permitted. We are currently evaluating the impact, if any, that SFAS No. 157 will have on our financial statements.

Adoption of accounting standards

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS No. 158 requires employers to recognize the overfunded or underfunded status of a defined benefit pension or postretirement plan as an asset or liability in its statement of financial position, recognize changes in that funded status in the year in which the changes occur through comprehensive income and measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year. The provisions of SFAS No. 158 are generally effective for the year ended December 29, 2006 with certain provisions not being required until 2008. See Note 8 for disclosure of the impact of adopting SFAS No. 158.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108 which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB No. 108 is effective for the year ended December 29, 2006. The adoption of SAB No. 108 did not have an impact on our financial statements.

In the mining industry, companies may be required to remove overburden and waste materials to access mineral deposits. The costs of removing overburden and waste materials are referred to as “stripping costs.” MIBRAG incurs significant stripping costs in its lignite coal mining operations. MIBRAG’s mines are open pit mines, which cover several square miles and have an estimated remaining life of 40 or more years. Because of the mining procedures used, MIBRAG generally does not maintain any significant inventory of mined coal. In March 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 04-6, Accounting for Stripping Costs Incurred during Production in the Mining Industry. The EITF concluded that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the cost of inventory produced during the period that stripping costs are incurred. We were required to adopt EITF No. 04-6 in the first quarter of 2006. EITF No. 04-6 provides that any adjustment from adoption be recognized as a cumulative effect adjustment to beginning retained earnings in the period of adoption. Based upon MIBRAG’s deferred stripping costs recorded as of December 30, 2005, the adoption of EITF No. 04-6 resulted in a reduction of our investments in unconsolidated affiliates and a reduction of total stockholders’ equity of $83.2 million and $54.1 million, respectively. We also recorded a cumulative effect adjustment of $0.5 million related to another mining venture.

Under EITF No. 04-6, costs of removing overburden are now expensed in the period incurred. The execution of MIBRAG’s mine plans may result in fiscal periods during which costs incurred for the removal of overburden will not bear a direct relationship to the revenue derived from the sale of coal. This may result in a degree of variability in the future reported earnings of MIBRAG. During the year ended December 29, 2006, equity in income of unconsolidated affiliates increased $2.0 million due to the change in accounting for stripping costs as compared to the prior method of deferring stripping costs and expensing as the associated coal deposit was extracted and sold.

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

In December 2004, the FASB issued SFAS No. 123(R), replacing SFAS No. 123 and superseding Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. We were required to adopt the fair value method prescribed by SFAS No. 123(R) in the first quarter of 2006. See Note 13 for disclosure of the impact of adopting SFAS No. 123(R).

4.	VENTURES

Construction joint ventures

We participate in unconsolidated construction joint ventures that are formed to bid, negotiate and complete specific projects. The unconsolidated construction joint ventures are reflected in our consolidated balance sheets as investments in and advances to construction joint ventures accounted for under the equity method, and our proportionate share of revenue, cost of revenue and gross profit is included in our consolidated statements of income. The size, scope and duration of construction joint venture projects vary among periods. The tables below present the financial information of our unconsolidated construction joint ventures in which we do not hold a controlling interest but do exercise significant influence. At December 29, 2006 and December 30, 2005, $48.8 million and $72.4 million, respectively, was included in our consolidated balance sheet under the caption “Billings in excess of cost and estimated earnings on uncompleted contracts,” representing our share of the excess of liabilities over assets primarily due to accrued contract losses of unconsolidated construction joint ventures.

Combined financial position of unconsolidated construction joint ventures (In thousands)	December 29, 2006	December 30, 2005
Current assets	$299,722	$298,935
Property and equipment, net	7,734	9,582
Current liabilities	(322,414)	(353,728)
Net liabilities	$(14,958)	$(45,211)

Combined results of operations of unconsolidated construction joint ventures (In thousands)	Year Ended December 29, 2006	Year Ended December 30, 2005	Year Ended December 31, 2004
Revenue	$1,056,658	$1,060,782	$704,729
Cost of revenue	(1,061,321)	(1,153,194)	(716,755)
Gross profit (loss)	$(4,663)	$(92,412)	$(12,026)

Washington Group International’s share of results of operations of unconsolidated construction joint ventures (In thousands)	Year Ended December 29, 2006	Year Ended December 30, 2005	Year Ended December 31, 2004
Revenue	$485,812	$477,138	$281,890
Cost of revenue	(497,529)	(522,233)	(294,367)
Gross profit (loss)	$(11,717)	$(45,095)	$(12,477)

Beginning in 2004, contract losses have been recognized by a construction joint venture in which we have a 50 percent interest on a $390.6 million fixed-price roadway interchange and bridge project. Through December 29, 2006, we have recorded a total of $134.6 million of contract losses on this project. The losses have resulted from various developments including final design and other customer specifications, state regulatory agency requirements, material quantity and cost growth, higher subcontractor and labor costs, and impacts from schedule delays. During the year ended December 29, 2006, charges of $34.6 million were recorded as compared to $72.5 million during the year ended December 30, 2005 and $27.5 million during the year ended December 31, 2004. The contract is approximately 71 percent complete, measured on a cost-to-cost basis, and is scheduled to be complete in 2007.

To date, only a small portion of the cost increases have been agreed to with the customers and acknowledged with change orders.  Pending change orders and claims submitted to the customers total approximately $99.7 million (of which our share is $49.9 million), an additional $35.6 million are in process (of which our share is $17.8 million) and we believe more are to follow. In response to our claims, one of the customers has filed certain counter claims against us. We believe that we will realize significant recoveries once the claim process is completed. Because we have not been able to reach agreement on the change orders and claims, recoveries will be recognized only when it is probable they will result in additional revenue and the amounts can be reliably estimated. While the entire amount of the current estimated loss has been recognized, actual results may differ from our estimates.

Pursuant to the fixed-price agreement, the joint venture is liable for specified liquidated damages to the customers if certain project schedule milestones are not met. Based on schedule delays to date, the liquidated damages could amount to approximately $28.0 million, of which our share would be $14.0 million. No potential liquidated damages have been included in the current estimated contract loss because we believe it is unlikely any liquidated damages will be owed once schedule relief for customer directed changes has been determined.

Unconsolidated affiliates

At December 29, 2006 and December 30, 2005, we held ownership interests in unconsolidated affiliates that are accounted for under the equity method, the most significant of which are two incorporated mining ventures: MIBRAG (50 percent) and Westmoreland Resources (20 percent). We provide consulting services to MIBRAG and contract mining services to Westmoreland Resources. The tables below present the financial information of our unconsolidated affiliates in which we do not hold a controlling interest but do exercise significant influence.

Combined financial position of unconsolidated affiliates (In thousands)		December 29, 2006	December 30, 2005
Current assets		$153,581	$156,537
Property and equipment, net		608,454	530,140
Other non-current assets		433,418	622,217
Current liabilities		(92,507)	(88,710)
Long-term debt, non-recourse to parents		(201,684)	(225,512)
Other non-current liabilities		(653,750)	(648,085)
Net assets		$247,512	$346,587

Combined results of operations of unconsolidated affiliates (In thousands)	Year Ended December 29, 2006	Year Ended December 30, 2005	Year Ended December 31, 2004
Revenue	$592,352	$481,632	$457,219
Costs and expenses	(498,181)	(420,843)	(401,182)
Gross profit	$94,171	$60,789	$56,037

As disclosed in Note 3, effective December 31, 2005, MIBRAG adopted EITF No. 04-6 and $166.3 million of deferred stripping costs which were classified as other non-current assets as of December 30, 2005 in the above table were written off.

5. GOODWILL

The following table reflects the changes in the carrying value of goodwill from December 31, 2004 to December 29, 2006. We have reduced goodwill as a result of amortization of the excess of tax deductible goodwill over financial statement goodwill, and for actual and forecast usage of pre-reorganization NOL carryovers. In 2006, our goodwill recorded in connection with our reorganization was reduced to zero as a result of a decrease in the deferred income tax valuation allowance. In addition, as disclosed in Note 10, certain operations were transferred among business units during 2004. Goodwill was also impacted by the transactions completed with BNFL in 2005 as discussed in Note 14.

Goodwill activity by reporting segment	Power		Industrial/ Process		Infrastructure		Mining		Defense	Energy & Environment	Total
Balance at December 31, 2004		$12,659		$57,932		$36,131	$	─	$31,866	$169,229	$307,817
Reorganization of reporting structure		1,908		794		(2,613)		─	(89)	─	─
Adjustment for amortization of tax goodwill and utilization of NOL’s and reduction of tax contingency liability		(2,490)		(33,719)		(20,247)		─	(11,494)	(13,765)	(81,715)
Impact of BNFL acquisition		─		─		─		─	(1,152)	(62,680)	(63,832)
Balance at December 30, 2005		12,077		25,007		13,271		─	19,131	92,784	162,270
Adjustment for amortization of tax goodwill and utilization of NOL’s		(12,077)		(25,007)		(13,271)		─	(7,437)	(7,402)	(65,194)
Balance at December 29, 2006	$	─	$	─	$	─	$	─	$11,694	$85,382	$97,076

We perform our annual goodwill impairment test as of the end of October in conjunction with our annual budgeting and forecasting process. There has been no goodwill impairment during the years ended December 29, 2006, December 30, 2005 and December 31, 2004.

6. CREDIT FACILITY

We have a Senior Secured Revolving Credit Facility (the "Credit Facility") that provides for up to $350.0 million in the aggregate of loans and other financial accommodations. Previously, the Credit Facility consisted of a tranche A facility of $247.5 million and a tranche B facility of $102.5 million. Borrowings and letters of credit were allocated, pro rata, between tranche A and tranche B. On July 5, 2006, we restructured the Credit Facility resulting in an increase in the size of the tranche A facility to $350.0 million and the elimination of the tranche B facility. The maturity date of June 14, 2010 did not change and the terms of tranche A remained the same. The tranche A borrowing rate is LIBOR plus an additional margin of 2.00 percent or, at our option, prime plus an additional margin of 1.00 percent, subject in each case to a 0.25 percent reduction upon our obtaining a specified long-term debt rating. The borrowing rate for tranche B was LIBOR plus an additional margin of 1.75 percent or, at our option, prime plus an additional margin of 0.75 percent. As of December 29, 2006, the effective one month LIBOR borrowing rate was 7.33 percent and as of December 30, 2005, the effective borrowing rate was 6.39 percent for tranche A and 6.14 percent for tranche B. As a result of the restructuring, $5.1 million of deferred financing fees were written off in 2006.

The Credit Facility also provides for other fees, including commitment and letter of credit fees, normal and customary for such credit agreements. Letter of credit fees are calculated using the applicable LIBOR margins stated above plus an issuance fee that is negotiated with the issuing bank. Commitment fees are calculated on the remaining borrowing capacity after subtracting any outstanding borrowings and letters of credit. The tranche A commitment fee is 0.50 percent (subject to a 0.25 percent reduction upon our obtaining a specified long-term debt rating) and the commitment fee for tranche B was 1.75 percent. As of December 29, 2006, $124.5 million in face amount of letters of credit were issued and outstanding and no borrowings were outstanding leaving a borrowing capacity of $225.5 million under the Credit Facility.

The Credit Facility contains financial covenants requiring the maintenance of specified financial and operating ratios, and specified events of default that are typical for a credit facility of this size, type and tenor. The Credit Facility also contains covenants that limit our ability and the ability of some of our subsidiaries to incur debt, grant liens, provide guarantees, make investments, merge with or acquire other companies and pay dividends. As of December 29, 2006, we were in compliance with all of the financial covenants under the Credit Facility. The Credit Facility is secured by substantially all of the assets of Washington Group International and our wholly owned domestic subsidiaries.

As a result of an amendment to the Credit Facility in June 2005, $3.6 million of deferred financing fees were written off during 2005.

7. TAXES ON INCOME

The components of the US federal, state and foreign income tax expense (benefit) were as follows:

	Year Ended December 29, 2006		Year Ended December 30, 2005	Year Ended December 31, 2004
Currently payable:
US federal	$	─	$661	$611
State		1,024	(216)	548
Foreign		5,103	4,575	3,629
Total current expense		6,127	5,020	4,788
Deferred:
US federal		23,734	25,469	35,607
State		732	(3,636)	4,154
Foreign		(3)	168	(7,306)
Total deferred expense		24,463	22,001	32,455
Income tax expense		$30,590	$27,021	$37,243

The components of the deferred tax assets and liabilities and the related valuation allowances were as follows:

Deferred tax assets and liabilities	December 29, 2006	December 30, 2005
Deferred tax assets:
Goodwill	$42,411	$21,075
Compensation and benefits	114,502	95,167
Depreciation	3,559	3,127
Provision for losses	19,301	34,493
Joint ventures	27,272	29,514
Revenue recognition	2,327	1,652
Self-insurance reserves	36,361	36,147
Alternative minimum tax	16,601	16,817
Foreign tax credits	41,811	22,557
Net operating loss carryovers	133,460	135,981
Valuation allowances	(76,654)	(107,949)
Other, net	12,316	9,811
Total deferred tax assets	373,267	298,392
Deferred tax liability: Investment in affiliates	(38,685)	(48,069)
Total deferred tax assets, net	$334,582	$250,323

As of December 29, 2006, we have remaining tax goodwill of $519.0 million resulting from prior acquisitions. The amortization of this goodwill is deductible over remaining periods ranging from 7.2 to 8.5 years. The annual tax amortization will be $62.1 million for the next 7 years and decrease thereafter. At December 29, 2006, we had federal NOL carryovers of $151.9 million, most of which is subject to an annual limitation of $26.5 million. The federal NOL carryovers expire in years 2020 through 2026. We also have foreign NOL carryovers of $192.5 million, most of which are not subject to expiration. The foreign NOL carryovers primarily consist of losses incurred on two construction projects in the United Kingdom which were acquired as part of the RE&C acquisition. We also have $10.4 million of foreign tax credits that expire in years 2009 through 2016 and $31.4 million of foreign tax credits which currently have no expiration date.

The $76.7 million of valuation allowances reduce the deferred tax assets associated with NOL carryovers to a level which will, more likely than not, be realized based on estimated future taxable income. As the NOL is used against taxable income or the valuation allowance is no longer considered necessary, the valuation allowance will be reduced, substantially all of which will result in a corresponding increase to equity. During 2005 and 2006, based on actual and forecasted utilization of NOL carryovers the valuation allowance was decreased by $27.9 million and $30.0 million, respectively. The tax effect of the change resulted in an additional $17.8 million deferred tax asset in 2005 and $16.0 million in 2006. The combined amounts of $45.7 million and $46.0 million were recorded as reductions to goodwill in 2005 and 2006 until reorganization goodwill was reduced to zero then the remaining $3.8 million was recorded as an increase to equity in 2006 in accordance with SOP 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. During these years, the valuation allowance also had minor adjustments due to foreign currency translation and changes in utilization estimates.

Years prior to 2002 are closed to examination for federal tax purposes. We have evaluated the available evidence about both asserted and unasserted income tax contingencies in our income tax returns filed with the Internal Revenue Service, state, local and foreign tax authorities. We have recorded $1.0 million for income tax contingencies that represents our estimate of the amount that is probable and estimable of being payable, if successfully challenged by such tax authorities, under the provisions of SFAS No. 5, Accounting for Contingencies. During 2005, we paid $6.4 million in settlement with the Internal Revenue Service on disputes involving tax years 1994 through 1997. During 2006, we made an interest payment of $7.0 million to the Internal Revenue Service on disputes involving these same tax years. We have not received either written or oral tax opinions that are contrary to our assessment of the recorded income tax provision and income tax contingency accrual. In January 2007, we received notice from the Internal Revenue Service of a proposed adjustment to a deduction claimed in 2002. We believe the deduction was proper and have disputed the Internal Revenue Service's position. However, upon adotion of FIN 48 in the first quarter of 2007, we may have a cumulative effect adjustment related to this matter that would be recorded as an adjustment to retained earnings.

   Income tax expense (benefit) differed from income taxes at the US federal statutory tax rate of 35.0 percent as follows:

	Year Ended December 29, 2006	Year Ended December 30, 2005	Year Ended December 31, 2004
Federal statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	1.0	(3.1)	3.1
Nondeductible items	0.9	2.7	2.1
Domestic reinvestment plan	─	(4.3)	─
Foreign taxes	(10.2)	1.0	(3.0)
Effective tax rate	26.7%	31.3%	37.2%

Income from work performed in the Middle East is generally not subject to state income tax. As a result of the amount of work in the Middle East during 2006 and 2005, the state tax effective rates were substantially lower. Also, in preparing the state income tax returns for 2004, we revised our estimate of the impact of foreign earnings not subject to state income taxes. The result of this change in estimate was a $2.0 million tax benefit recorded in the year ended December 30, 2005. Non-deductible items were principally comprised of non-deductible reorganization expenses, lobbying expenses, and the non-deductible portion of meals and entertainment expenses.

During the year ended December 30, 2005, we implemented a domestic reinvestment plan for dividends received from our interest in MIBRAG. The plan allowed us to take advantage of a temporary dividend received deduction and generated a $3.8 million tax benefit.

The 2006 foreign tax rate reflects the recognition of $15.9 million of tax benefits primarily associated with foreign tax credits and losses of foreign subsidiaries. Based on estimated future taxable income, during 2006 we determined that i) the utilization of all federal NOL carryovers is more likely than not and accordingly the related valuation allowance was reduced to zero; and ii) foreign taxes previously treated as deductions can now be utilized as tax credits resulting in additional tax benefits. Approximately $5.1 million of the recognized tax benefits relate to foreign taxes paid in 2006 and foreign subsidiary losses deductible in 2006. The remaining $10.8 million relates to foreign taxes paid in prior years.

The US government ratified the protocol modifying the income tax treaty between the US and the Netherlands in December 2004. The protocol eliminates the 5 percent Netherlands withholding tax on dividends from Netherlands subsidiaries received after February 1, 2005. The net impact of the elimination of the Netherlands withholding tax on future dividends was a reduction in our deferred tax liability of $3.6 million, which decreased income tax expense for the year ended December 31, 2004.

Income before reorganization items, income taxes and minority interests is comprised of the following:

	Year Ended December 29, 2006	Year Ended December 30, 2005	Year Ended December 31, 2004
US source	$9,308	$(16,395)	$8,104
Foreign source	105,320	102,685	90,681
Income before reorganization items, income taxes and minority interests	$114,628	$86,290	$98,785

8. BENEFIT PLANS

Pension plans and supplemental retirement plans

We sponsor defined benefit pension plans and unfunded supplemental retirement plans, which primarily cover certain groups of current and former employees of the Government Services Business. We utilize actuarial estimates of the pension obligations for financial reporting purposes and make contributions as necessary to meet ERISA funding requirements for these plans. Qualified plan assets are invested in master pension trusts that invest primarily in publicly traded common stocks, bonds, government securities and cash equivalents.

Effective January 1, 2006, all of the Government Services Business’ employees, excluding those employed at US government-owned/contractor-operated sites, were converted to the Washington Group International benefits programs. Accordingly, benefits provided under the pension plans were frozen effective December 31, 2005. Accrued pension benefits are based on pay and service through December 31, 2005. The freezing of benefits under the pension plans resulted in a curtailment gain of $2.2 million during the year ended December 30, 2005.

We use an October 31 measurement date for our pension and post-retirement benefit plans.

Reconciliation of beginning and ending balances of benefit obligations and fair value of plan assets and the funded status of the pension plans are as follows:

Change in benefit obligations (In thousands)	Year Ended December 29, 2006	Year Ended December 30, 2005
Benefit obligations at beginning of period	$86,087	$83,128
Service cost	976	5,466
Actuarial loss	570	3,007
Interest cost	5,156	4,782
Participant contributions	83	518
Recognition of initial obligation	804	─
Impact of benefit freeze	─	(6,682)
Benefit payments	(4,159)	(4,132)
Benefit obligations at end of period	$89,517	$86,087

Change in plan assets (In thousands)	Year Ended December 29, 2006	Year Ended December 30, 2005
Fair value of plan assets at beginning of period	$26,610	$21,073
Actual return on plan assets	3,456	1,462
Company contributions	10,184	7,689
Participant contributions	83	518
Benefit payments	(4,159)	(4,132)
Fair value of plan assets at end of period	$36,174	$26,610

Accrued benefit cost (In thousands)	Year Ended December 29, 2006	Year Ended December 30, 2005
Benefit obligations	$(89,517)	$(86,087)
Fair value of plan assets	36,174	26,610
Funded status	(53,343)	(59,477)
Unrecognized net actuarial loss	─	5,492
Accrued benefit cost	(53,343)	(53,985)
Contributions made after the measurement date	692	621
Accrued benefit cost	$(52,651)	$(53,364)

We expect to contribute $4.6 million to the pension plans in 2007. Pension benefits expected to be paid in each of the next five years and in the aggregate for the next succeeding five years are $4.5 million, $4.7 million, $4.9 million, $5.1 million, $5.3 million and $31.0 million, respectively, at December 29, 2006.
The components of net pension costs for the plans are as follows:

Components of net pension costs (In thousands)	Year Ended December 29, 2006	Year Ended December 30, 2005	Year Ended December 31, 2004
Service cost	$976	$5,466	$4,769
Interest cost	5,156	4,782	4,453
Expected return on assets	(2,309)	(1,823)	(1,336)
Recognized net actuarial loss	182	386	175
Recognized net initial obligation	43	─	─
Prior service costs	─	(133)	─
Net pension costs before curtailment gain	4,048	8,678	8,061
Curtailment gain	─	(2,224)	─
Net pension costs	$4,048	$6,454	$8,061

The actuarial assumptions used to determine pension benefit obligations for the plans are as follows:

	Year Ended December 29, 2006	Year Ended December 30, 2005
Discount rates	5.9% to 6.1%	5.8% to 5.9%
Expected return on assets	8.0%	8.0%

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

Separate investment committees manage the assets of the two master trusts, which hold the plan assets. In accordance with the investment guidelines, the assets of the funds are invested in a manner consistent with the fiduciary standards of the Employee Retirement Income Security Act of 1974 (“ERISA”). The investments are made solely in the interest of the participants and beneficiaries and for the exclusive purpose of providing benefits to the participants and their beneficiaries. The asset allocation targets for these two master trusts are approximately 60 percent in equities and 40 percent in fixed income securities. Actual allocation percentages will vary from the target percentages based on short-term fluctuations in cash flows and market fluctuations.

The pension plans weighted-average asset allocations by asset category are:

Asset category	Year Ended December 29, 2006	Year Ended December 30, 2005
US equity securities	57%	55%
Fixed income debt securities	32%	33%
Non-US equity securities	6%	6%
Cash and cash equivalents	5%	6%

Post-retirement benefit plans

We provide benefits under company-sponsored retiree health care and life insurance plans for certain groups of employees, some of which require retiree contributions and contain other cost sharing features. The retiree life insurance plans provide basic coverage on a noncontributory basis. In connection with the transition of certain groups of the Government Services Business’ employees to Washington Group International’s benefit programs, retiree health care and life insurance benefits were terminated for anyone retiring after December 31, 2005. Accordingly, all benefits provided under company-sponsored health care and life insurance plans are frozen. The termination of retiree medical and life insurance benefits for anyone retiring after December 31, 2005 resulted in a curtailment gain of $7.1 million during the year ended December 30, 2005. We reserve the right to amend or terminate the post-retirement benefits currently provided under the plans and may increase retirees’ cash contributions at any time. Reconciliation of beginning and ending balances of post-retirement benefit obligations and fair value of plan assets and the funded status are as follows:

Change in post-retirement benefit obligations (In thousands)	Year Ended December 29, 2006	Year Ended December 30, 2005
Benefit obligations at beginning of period	$46,743	$59,221
Service cost	─	613
Interest cost	2,571	2,889
Recognition of initial obligation	─	575
Curtailment gain	─	(7,065)
Participant contributions	1,209	1,235
Benefit payments	(5,004)	(5,824)
Actuarial gain	(2,560)	(4,901)
Benefit obligations at end of period	$42,959	$46,743

Change in plan assets (In thousands)	Year Ended December 29, 2006		Year Ended December 30, 2005
Fair value of plan assets at beginning of period	$	─	$	─
Company contributions		3,795		4,589
Participant contributions		1,209		1,235
Benefit payments		(5,004)		(5,824)
Fair value of plan assets at end of period	$	─	$	─

Accrued benefit cost (In thousands)	Year Ended December 29, 2006	Year Ended December 30, 2005
Benefit obligations	$(42,959)	$(46,743)
Fair value of assets	─	─
Funded status	(42,959)	(46,743)
Unrecognized net actuarial loss	─	6,345
Accrued benefit cost	(42,959)	(40,398)
Contributions made after the measurement date	704	643
Accrued benefit cost	$(42,255)	$(39,755)

We expect to contribute $3.9 million to our post-retirement plans in 2007. Post-retirement benefits expected to be paid in each of the next five years and in the aggregate for the next succeeding five years are $3.9 million, $3.9 million, $3.9 million, $3.9 million, $3.8 million, and $17.9 million, respectively, at December 29, 2006.

The components of net post-retirement benefit costs are as follows:

Components of net post-retirement benefits cost (income) (In thousands)	Year Ended December 29, 2006		Year Ended December 30, 2005	Year Ended December 31, 2004
Service cost	$	─	$640	$1,456
Interest cost		2,571	2,889	3,397
Recognized net actuarial loss		51	280	306
Recognition of initial obligation		28	─	287
Net post-retirement benefits cost before curtailment gain		2,650	3,809	5,446
Curtailment gain		─	(7,065)	─
Net post-retirement benefits cost (income)		$2,650	$(3,256)	$5,446

The actuarial assumptions used to determine post-retirement benefit obligations are as follows:

	Year Ended December 29, 2006	Year Ended December 30, 2005
Discount rates	5.9% to 6.1%	5.7% to 5.9%
Health care cost trend rate assumed for next year	10.0%	10.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2012	2011

Experience gains and losses, as well as the effects of changes in actuarial assumptions and plan provisions, are amortized over the average future service period of employees.

The health care cost trend rate assumption has a significant effect on the amounts reported for health care plans. The effect of a 1 percent change in this assumption would be as follows:

Post-retirement benefits (In thousands)	December 29, 2006	December 30, 2005
Effect on total of service and interest cost
1% point increase	$137	$305
1% point decrease	(120)	(251)
Effect on accumulated projected benefit obligation
1% point increase	2,146	2,787
1% point decrease	(1,895)	(2,432)

Adoption of SFAS No. 158

SFAS No. 158 requires employers to recognize the overfunded or underfunded status of a defined benefit pension or post-retirement plan as an asset or liability in its statement of financial position, recognize changes in that funded status in the year in which the changes occur through comprehensive income and measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year. We adopted certain provisions of SFAS No. 158 as of December 29, 2006. The amounts recognized in the accompanying consolidated balance sheet as of December 29, 2006 and the impact from adoption are as follows:

Impact of adopting SFAS No. 158 (In thousands)	December 29, 2006 amounts before adoption adjustments	SFAS No. 158 adoption adjustments	December 29, 2006 adjusted amounts
Other assets - (intangible assets)	$38,251	$(246)	$38,005
Deferred income taxes - current	105,632	1,049	106,681
Pension and post retirement benefit obligations - noncurrent	(85,005)	(2,444)	(87,449)
Accumulated other comprehensive income (loss), net of tax	($22,071)	$1,641	($20,430)

The requirement to measure our plan’s assets and its obligations that determine the funded status as of the end of our fiscal year is effective for the year ending January 2, 2009. Our current measurement date is October 31.

The 2006 amounts recognized in accumulated other comprehensive income (loss) shown in the table above (net of tax) consist of net actuarial losses of $2.9 million and $2.2 million for the pension and post-retirement benefit plans, respectively, and net transitional obligations of $0.2 million and $0.1 million, respectively.

Deferred compensation plans

We provide nonqualified plans for executives. We have a deferred compensation plan which allows for deferral of salary and incentive compensation beyond amounts allowed under our 401(k) plan and a restoration plan that provides matching contributions on compensation not eligible for matching contributions under our 401(k) plan. As of December 29, 2006 and December 30, 2005, the accrued benefit amounts are $17.1 million and $13.9 million, respectively, and are included in other non-current liabilities in the accompanying consolidated balance sheets.

Other retirement plans

We sponsor a number of defined contribution retirement plans. Participation in these plans is available to substantially all salaried employees and to certain groups of hourly employees. Our cash contributions to these plans are based on either a percentage of employee contributions or on a specified amount per hour depending on the provisions of each plan. The net cost of these plans was $33.9 million, $24.7 million and $26.6 million for the years ended December 29, 2006, December 30, 2005 and December 31, 2004, respectively. The increase in 2006 is primarily due to an increase in the amount of employee contributions matched by the company.

Multiemployer pension plans

We participate in and make contributions to numerous construction-industry multiemployer pension plans. Generally, the plans provide defined benefits to substantially all employees covered by collective bargaining agreements. Under ERISA, a contributor to a multiemployer plan is liable, upon termination or withdrawal from a plan, for its proportionate share of a plan’s unfunded vested liability. We currently have no intention of withdrawing from any of the multiemployer pension plans in which we participate. The net cost of these plans was $33.0 million, $27.7 million and $31.3 million in the years ended December 29, 2006, December 30, 2005 and December 31, 2004, respectively.

9. TRANSACTIONS WITH AFFILIATES

We purchased goods and services from companies owned by the Chairman of our Board of Directors as follows:

(In thousands)	Year Ended December 29, 2006	Year Ended December 30, 2005	Year Ended December 31, 2004
Capital expenditures	$715	$2,259	$160
Lease and maintenance of corporate aircraft	2,214	2,223	1,904
Parts, rentals, overhauls and repairs of construction equipment	3,105	856	1,055
Construction materials and services	1,170	1,487	952
Other	56	59	272

During the years ended December 29, 2006, December 30, 2005 and December 31, 2004, we mined and sold ballast used in railroad beds to an affiliate of the Chairman of our Board of Directors of $0.5 million, $0.5 million, and $0.7 million, respectively. We also purchased construction materials and services from firms owned by or affiliated with persons who were members of our Board of Directors at the time of purchase of $0.3 million and $0.4 million during the years ended December 30, 2005 and December 31, 2004, respectively.

10. OPERATING SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION

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

Infrastructure provides diverse engineering and construction, construction management, and operations and management services for highways and bridges, airports and seaports, tunnels and tube tunnels, railroad and transit lines, water storage and transport, water treatment, site development and hydroelectric facilities. The business unit generally performs as a general contractor or as a joint venture partner with other contractors on domestic and international projects.

Mining provides contract-mining, engineering, resource evaluation, geologic modeling, mine planning, simulation modeling, equipment selection, production scheduling and operations management to coal, industrial minerals and metals markets.

Industrial/Process provides engineering, design, procurement, construction services and total facilities management for oil, gas and chemicals, general manufacturing, pharmaceutical and biotechnology, metals processing, industrial buildings, food and consumer products, automotive, aerospace, cement and pulp and paper industries.

Defense provides a complete range of technical services to the US Department of Defense, including operations and management services, environmental and chemical demilitarization services, waste handling and storage, architectural engineering services and engineering, procurement and construction services for the armed forces.

Energy & Environment provides services to the US Department of Energy, which is responsible for maintaining the nation’s nuclear weapons stockpile and performing environmental cleanup and remediation. The business unit also provides the US government with construction, contract management, supply chain management, quality assurance, administration and environmental cleanup and restoration services. Energy & Environment also provides safety management consulting and waste and environmental technology and engineered products, including radioactive waste containers and technical support services.

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

(In thousands)	Year Ended December 29, 2006	Year Ended December 30, 2005	Year Ended December 31, 2004
Revenue
Power	$791,337	$766,131		$633,981
Infrastructure	577,916	665,215		891,081
Mining	166,880	171,071		109,780
Industrial/Process	510,983	424,646		394,739
Defense	575,969	555,754		495,295
Energy & Environment	773,686	602,784		396,570
Intersegment, eliminations and other	1,311	2,853		(6,064)
Total revenue	$3,398,082	$3,188,454		$2,915,382
Gross profit (loss)
Power	$45,915	$78,177		$33,966
Infrastructure	(21,865)	(81,253)		(17,786)
Mining	(12,112)	1,084		7,647
Industrial/Process	7,085	2,382		16,674
Defense	50,273	59,705		39,702
Energy & Environment	91,007	66,316		73,043
Intersegment and other unallocated operating costs	(4,511)	(57)		(6,091)
Total gross profit	$155,792	$126,354		$147,155
Equity in income (loss) of unconsolidated affiliates
Power	$28	$197		$260
Infrastructure	1,491	1,084		892
Mining	30,170	27,205		25,551
Industrial/Process	711	588		696
Defense	─	─		─
Energy & Environment	3,416	522		(482)
Intersegment other	─	─		─
Total equity in income of unconsolidated affiliates	$35,816	$29,596		$26,917
Operating income (loss)
Power	$45,943	$78,374		$34,225
Infrastructure	(20,374)	(80,169)		(16,894)
Mining	18,058	28,289		33,198
Industrial/Process	7,796	2,970		17,371
Defense	50,273	59,705		39,702
Energy & Environment	94,423	66,836		72,561
Intersegment and other unallocated operating costs	(4,495)	(55)		(4,648)
General and administrative expenses, corporate	(75,728)	(63,823)		(63,374)
Total operating income	$115,896	$92,127		$112,141
Capital expenditures
Power	$920	$1,279	$	─
Infrastructure	1,915	9,757		20,022
Mining	41,194	38,698		9,947
Industrial/Process	841	447		206
Defense	124	(8)		8
Energy & Environment	4,538	5,616		1,507
Corporate and other	13,501	9,638		3,527
Total capital expenditures	$63,033	$65,427		$35,217
Depreciation
Power	$415	$288		$108
Infrastructure	6,366	5,652		5,906
Mining	14,906	8,500		5,913
Industrial/Process	496	688		743
Defense	─	39		59
Energy & Environment	2,947	1,334		1,258
Corporate and other	5,975	5,379		4,727
Total depreciation	$31,105	$21,880		$18,714

Assets as of (In thousands)	December 29, 2006	December 30, 2005
Power	$126,266	$179,147
Infrastructure	165,390	197,613
Mining	270,362	247,633
Industrial/Process	128,567	141,543
Defense	107,917	104,463
Energy & Environment	347,875	246,624
Corporate and other (a)	585,947	547,956
Total assets	$1,732,324	$1,664,979

(a) Corporate and other assets principally consist of cash and cash equivalents and deferred tax assets.

Investments in unconsolidated affiliates

At December 29, 2006 and December 30, 2005, we had $114.0 million and $172.4 million, respectively, in investments accounted for by the equity method, primarily consisting of MIBRAG. These investments were held and reported primarily as part of the Mining business unit.

Geographic areas

Geographic data regarding our revenue is shown below. Revenues are attributed to geographic locations based upon the primary location of work performed. Geographical disclosures of long-lived assets are impracticable to prepare.

Geographic data (In thousands)	Year Ended December 29, 2006	Year Ended December 30, 2005	Year Ended December 31, 2004
Revenue:
United States	$2,667,616	$2,498,613	$2,145,175
Iraq	332,524	380,628	492,430
Other international	397,942	309,213	277,777
Total revenue	$3,398,082	$3,188,454	$2,915,382

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

Major customers

Ten percent or more of our total revenue was derived from contracts and subcontracts performed by the Power, Infrastructure, Industrial/Process, Defense, and Energy & Environment business units to the following customers for the periods presented:

(In thousands)	Year Ended December 29, 2006	Year Ended December 30, 2005	Year Ended December 31, 2004
US Department of Energy	$778,973	$617,988	$409,700
US Department of Defense	907,333	927,372	1,086,034

11. CONTINGENCIES AND COMMITMENTS

Contract related matters

We have cost-type contracts with the US government that require the use of estimated annual rates for indirect costs. The estimated rates are analyzed periodically and adjusted based on changes in the level of indirect costs we expect to incur and the volume of work we expect to perform. The cumulative effect of changes to estimated rates is recorded in the period of the change. Additionally, the allowable indirect costs for US government cost-type contracts are subject to adjustment upon audit by the US government. To the extent that these audits result in determinations that costs claimed as reimbursable are not allowable costs, or were not allocated in accordance with federal regulations, we could be required to reimburse the government for amounts previously received. Audits by the US government of indirect costs are complete through 2003. Audits of 2004 and 2005 indirect costs are in process. During 2006, we completed the 2005 Incurred Cost Submission and reached final agreement on settling the 2003 allowable indirect cost audit which, together, resulted in $4.0 million of charges to earnings. The US government is also in the process of auditing insurance related costs reimbursed under government contracts for periods ranging from 1998 through 2005.

US government Cost Accounting Standards and other regulations also require that accounting changes, as defined, be evaluated for potential impact to the amount of indirect costs allocated to government contracts and that cost impact statements be submitted to the US government for audit. Cost impact statements through 1998 have been audited by the US government and settled. We are in the process of preparing cost impact statements for 1999 through 2006.

While we have recorded reserves for amounts we believe are owed to the US government under cost-type contracts, actual results may differ from our estimates.

Letters of credit

In the normal course of business, we cause letters of credit to be issued in connection with contract performance obligations that are not required to be reflected in the accompanying consolidated balance sheets. We are obligated to reimburse the issuer of such letters of credit for any payments made thereunder. At December 29, 2006 and December 30, 2005, $148.1 million and $119.0 million, respectively, in face amount of letters of credit were outstanding. As of December 29, 2006, $124.5 million of the outstanding letters of credit were issued and outstanding under the Credit Facility. We have pledged $21.0 million of cash and cash equivalents in connection with the letters of credit that were outstanding at December 29, 2006 not related to the Credit Facility.

Long-term leases

Total rental and long-term lease payments for real estate and equipment charged to operations were $80.6 million for the year ended December 29, 2006, $76.8 million for the year ended December 30, 2005, and $55.1 million for the year ended December 31, 2004. Future minimum rental payments under operating leases, some of which contain renewal or escalation clauses, with remaining noncancelable terms in excess of one year at December 29, 2006 were as follows:

Year ending (In thousands)	Real estate	Equipment	Total
December 28, 2007	$24,980	$4,175	$29,155
January 2, 2009	21,278	2,616	23,894
January 1, 2010	18,793	2,113	20,906
December 31, 2010	17,318	1,520	18,838
December 30, 2011	16,569	698	17,267
Thereafter	34,091	170	34,261
Total	$133,029	$11,292	$144,321

Future minimum lease payments as of December 29, 2006 have not been reduced by minimum non-cancelable sublease rentals aggregating $2.9 million.

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

Guarantees

In the ordinary course of business, the company enters into various agreements providing financial or performance assurances to clients on behalf of certain unconsolidated subsidiaries, joint ventures, and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities. The maximum potential payment amount of an outstanding performance guarantee is the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts. At December 29, 2006, approximately $1.1 billion of work representing either our partners’ proportionate share, or work that our partners are directly responsible for, had yet to be completed. Amounts that may be required to be paid in excess of estimated costs to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump sum or fixed price contracts, this amount is the cost to complete the contracted work less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract the company may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors, for claims.

We also participate, from time to time, in consortiums or “line item” joint venture agreements under which each partner is responsible for performing certain discrete items of the total scope of contracted work. The revenue for these discrete items is defined in the contract with the project owner and each venture partner bearing the profitability risk associated with its own work. Generally, partners in these types of arrangements are jointly and severally liable for completion of the total project under the terms of the contact with the project owner. There is not a single set of books and records for this type of arrangement. Each partner accounts for its items of work individually as it would for any self-performed contract. We account for our portion of these contracts as a project in our accounting system and include receivables and payables associated with our work on our consolidated balance sheet.

During the fourth quarter of 2005, we entered into a line item joint venture arrangement pursuant to which we have jointly and severally guaranteed the performance of the joint venture. Under the arrangements, we would be required to perform on the guarantee in the event our partner was not able to complete their portion of the construction contract through its expected completion in 2008. Our maximum exposure under this performance guarantee at the time we entered into the arrangement was estimated to be approximately $170.0 million but will be reduced over the contract term upon execution of the contract scope. We have recorded the estimated fair value of this guarantee in the amount of $2.4 million as a liability with a corresponding asset as of December 29, 2006.

Off-balance sheet arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Legal matters

Litigation and Investigation related to USAID Egyptian Projects.  In 2002, the Inspector General for the US Agency for International Development (“USAID”) requested documentation about and made inquiries into the contractual relationships between one of our US joint ventures and a local construction company in Egypt. The focus of the inquiry was whether the structure of our business relationship with the Egyptian company violated USAID contract regulations with respect to source, origin, and nationality requirements. In January 2004, we entered into an agreement with USAID whereby we agreed to undertake certain compliance and training measures and USAID agreed that we are presently eligible for USAID contracts, including host-country projects, and are not under threat of suspension or debarment arising out of matters covered by the USAID inquiry. We satisfactorily completed that training effective November 22, 2004, and, as a result, are currently in good standing to bid on all USAID projects.

In March 2003, we were notified by the Department of Justice that the US government was considering civil litigation against us for potential violations of the USAID source, origin, and nationality regulations in connection with five of our USAID-financed host-country projects located in Egypt beginning in the early 1990s. Following that notification, we responded to inquiries from the Department of Justice and otherwise cooperated with the government’s investigation. In November 2004, the government filed an action in the US District Court for the District of Idaho against us and the companies referred to above with respect to the Egyptian projects (the “Idaho Action”). The Idaho Action was brought under the Federal False Claims Act, the Federal Foreign Assistance Act of 1961, and common law theories of payment by mistake and unjust enrichment. The complaint seeks damages and civil penalties for violations of the statutes and asserts that the government is entitled to a refund of all amounts paid to us and the other defendants under the specified contracts. The government alleges that approximately $373.0 million was paid under those contracts. We deny any liability in the action and contest the government’s damage allegations and its entitlement to any recovery. All projects were completed and turned over for operation.

Further, on March 23, 2005, we filed a Motion to Enforce the Confirmation Order in the Bankruptcy Court in Nevada, and a Motion to Dismiss or Stay the Action in the Idaho Court pending resolution of the proceedings in the Bankruptcy Court. In the filings in the Bankruptcy Court, we sought dismissal of the government’s claims pursuant to the Confirmation Order (and other relevant orders of the Bankruptcy Court) because of the government’s failure to give appropriate notice or otherwise preserve those claims. On August 30, 2005, the Bankruptcy Court granted our Motion to Enforce the Confirmation Order, in total, ruling that all of the government’s claims (as set forth in the Complaint in the Idaho Action) are barred. On November 9, 2005, the Bankruptcy Court confirmed its decision with a written order and detailed findings of fact. The government appealed the Bankruptcy Court's order to the US District Court for the District of Nevada. On March 22, 2006, the judge in the Idaho Action stayed that action during the pendency of the government's appeal of the Bankruptcy Court's ruling.

On December 29, 2006, the District Court in Nevada disagreed with the specific grounds on which the Bankruptcy Court had determined that the Government’s statutory claims were barred, and on that basis reversed the Bankruptcy Court’s order and remanded the matter back to the Bankruptcy Court for further proceedings. In his Order, the District Court judge specifically noted that on remand, “[t]he Bankruptcy Court may choose among other things, to address whether the Idaho claims are barred for any other reasons, or are otherwise affected by Washington Group International’s Bankruptcy proceedings.” The Company intends to renew its motion that the Government’s claim in the Bankruptcy Court is nonetheless barred under different theories than those initially addressed by the Bankruptcy Court.

Our joint venture for one of the five projects referred to above brought arbitration proceedings before an arbitration tribunal in Egypt in which it asserted an affirmative claim for additional compensation for the construction of water and wastewater treatment facilities in Egypt. The project owner, National Organization for Potable Water and Sanitary Drainage (“NOPWASD”), an Egyptian government agency, asserted in a counterclaim that by reason of alleged violations of the USAID source, origin and nationality regulations, and alleged violations of Egyptian law, our joint venture should forfeit its claim, pay damages of approximately $6.0 million and the owner’s costs of defending against the joint venture’s claims in arbitration. We denied liability on the project owner’s counterclaim. On April 17, 2006, the arbitration tribunal issued its award providing that the joint venture prevailed on its affirmative claims in the net amount of $8.2 million, and that NOPWASD's counterclaims are rejected. Our portion of any final award received by the joint venture would be approximately 45 percent. Because of potential issues related to appeals or collectibility of amounts awarded, no amounts related to this potential recovery have been recognized in the accompanying consolidated financial statements.

Based on our assessment of the above-described matters, we recorded a charge of $8.2 million in the year ended December 31, 2004. Potential recovery on the arbitration award, or additional loss, if any, is not estimable.

New Orleans Levee Failure Class Action Litigation. From July 1999 through May 2005, we performed demolition, site preparation, and environmental remediation services for the US Army Corps of Engineers on the east bank of the Inner Harbor Navigation Canal (the “Industrial Canal”) in New Orleans, Louisiana. All the work performed by us and our subcontractors was directed, supervised and approved by the US Army Corps of Engineers.

On August 29, 2005, Hurricane Katrina devastated New Orleans. The storm surge created by the hurricane flooded the east bank of the Industrial Canal and overtopped the Industrial Canal levee floodwall, flooding the Lower Ninth Ward and other parts of the city.

Multiple personal injury and property damage class action lawsuits have been filed in Louisiana state and federal court naming us as one of numerous defendants including The City of New Orleans, the Board of Commissioners for the Orleans Parish Levee District, and its insurer St. Paul Fire and Marine Insurance Company and other contractors. Plaintiffs claim that defendants were negligent in their design, construction and maintenance of the New Orleans levees and assert their claims under the Federal Class Action Fairness Act of 2005, 28 USC. 12(d)(2). The alleged class of plaintiffs are all residents and property owners of the Parishes of Orleans and Jefferson in the State of Louisiana “who incurred damages arising out of the breach and failure of the hurricane protection levees and floodwalls along the 17th Street Canal, the London Avenue Canal, and the Industrial Canal in the wake of Hurricane Katrina.”

In all of the lawsuits to-date, the only specific allegation against us is that we “contracted to level and clear abandoned industrial sites along the Industrial Canal between the floodwall and the canal” and plaintiffs believe “the use of heavy vehicles and/or other heavy construction equipment along the Industrial Canal between the floodwall and the canal damaged the levee and/or floodwall and caused and/or contributed to the breach in the levee and/or floodwall.” Plaintiffs allege damages as high as $200 billion and demand attorneys’ fees and costs. We have substantial liability insurance coverage in the event we are found to have any liability in this matter. While we cannot predict the adequacy of the coverage with certainty, we believe it to be adequate to cover any potential liability that could be imposed on us as a result of these class actions.

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

We believe our insurance program covers these matters. Consistent with our accounting policy of accruing legal fees when probable and estimable, we accrued $4.2 million for estimated legal defense costs associated with these matters. We believe a portion of these costs will be reimbursable under our insurance program and have recorded a corresponding insurance receivable.

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

12. OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) for the years ended December 31, 2004, December 30, 2005, and December 29, 2006 was as follows:

(In thousands)	Before-tax Amount	Tax (expense) or benefit	Net-of-tax amount
Year ended December 31, 2004
Foreign currency translation adjustments	$14,381	$(5,033)	$9,348
Minimum pension liability adjustment and other	(1,645)	654	(991)
Other comprehensive income	$12,736	$(4,379)	$8,357
Year ended December 30, 2005
Foreign currency translation adjustments	$(23,951)	$8,383	$(15,568)
Minimum pension liability adjustment and other	(1,009)	406	(603)
Other comprehensive loss	$(24,960)	$8,789	$(16,171)
Year ended December 29, 2006
Foreign currency translation adjustments	$10,106	$(3,537)	$6,569
Minimum pension liability adjustment and other	(654)	231	(423)
Other comprehensive income	$9,452	$(3,306)	$6,146

The accumulated balances related to each component of other comprehensive income (loss) were as follows:

(In thousands)	Currency items	Minimum pension liability adjustment	Other (a)	Accumulated other comprehensive income (loss)
Balance at January 2, 2004	$25,496	$(1,757)	─	$23,739
Other comprehensive income	9,348	(1,198)	$207	8,357
Balance at December 31, 2004	34,844	(2,955)	207	32,096
Other comprehensive income (loss)	(15,568)	(777)	174	(16,171)
Balance at December 30, 2005	19,276	(3,732)	381	15,925
Other comprehensive income	6,569	61	(484)	6,146
Adoption of SFAS No. 158	─	(1,641)	─	(1,641)
Balance at December 29, 2006	$25,845	$(5,312)	$(103)	$20,430

(a) Other includes unrealized net gains on securities and the change in fair value of forward foreign currency contracts.

13. CAPITAL STOCK, STOCK PURCHASE WARRANTS AND STOCK COMPENSATION PLANS
-
Capital stock

Pursuant to our certificate of incorporation, we have the authority to issue 100,000,000 shares of common stock and 10,000,000 shares of preferred stock. Preferred stock can be issued at any time or from time to time in one or more series with such designations, powers, preferences and rights, qualifications, limitations and restrictions thereon as determined by our Board of Directors.

Stock purchase warrants and stock buy-back program

In connection with our Plan of Reorganization, warrants to purchase shares of common stock were issued to unsecured creditors in three tranches. The following table summarizes the warrant activity during the years ended December 31, 2004, December 30, 2005 and December 29, 2006:

(In thousands except per share data)	Tranche A	Tranche B	Tranche C	Total
Issued in January 25, 2002 reorganization	3,086	3,527	1,907	8,520
Exercise price per share	$28.50	$31.74	$33.51
Year ended December 31, 2004
Exercised	(35)	(41)	(22)	(98)
Returned as part of legal settlement	(16)	(18)	(10)	(44)
Outstanding at December 31, 2004	3,035	3,468	1,875	8,378
Year ended December 30, 2005
Exercised	(217)	(159)	(45)	(421)
Purchased	(1,217)	(1,529)	(709)	(3,455)
Returned as part of legal settlement	(4)	(4)	(2)	(10)
Outstanding at December 30, 2005	1,597	1,776	1,119	4,492
Year ended December 29, 2006
Exercised	(872)	(805)	(585)	(2,262)
Purchased	(656)	(890)	(492)	(2,038)
Expired	(69)	(81)	(42)	(192)
Outstanding at December 29, 2006	─	─	─	─

During 2005, our Board of Directors authorized a stock/warrant buy-back program up to $125.0 million, under which we purchased 3,455,000 warrants at a cost of $73.6 million. During 2006, we purchased an additional 2,038,000 warrants at a cost of $35.0 million. In addition, 2,262,000 warrants were exercised generating proceeds of $71.2 million and the remaining 192,000 outstanding warrants expired on January 25, 2006. In connection with the stock/warrant buy-back program, we incurred $0.7 million of direct costs. Also, during 2006, the authorization limit under the stock/warrant buy back program was increased to $175.0 million and we purchased 1,125,000 shares of common stock for $65.8 million, under the program. On November 21, 2006, our Board of Directors increased the total authorized amount under the stock buy back program by $100.0 million to $275.0 million. As of December 29, 2006, a total of $174.4 million had been expended under the program.

Stock compensation plans and long-term incentive program

Washington Group International, Inc.’s Equity and Performance Incentive Plan (the “2002 Plan”) became effective January 25, 2002 in connection with our reorganization. On May 9, 2003, our stockholders approved an amended and restated version of the 2002 Plan. The 2002 Plan allows our Board of Directors to award various types of rights related to our stock, including options to purchase stock, appreciation rights, performance units, performance shares, restricted stock, deferred stock or other awards to directors, officers and key employees. The 2002 Plan has a fixed limit of 6,002,000 shares. Awards are subject to terms and conditions determined by our Board of Directors. As of December 29, 2006, only option rights, performance units and deferred stock have been awarded under the 2002 Plan.

On May 7, 2004, our stockholders approved the Washington Group International Inc. 2004 Equity Incentive Plan (the “2004 Plan”), which provides for additional shares under the long-term incentive program (“LTIP”). The 2004 Plan allows our Board of Directors to award various types of rights related to our stock, including options to purchase stock, appreciation rights, restricted stock and deferred stock. Persons eligible to receive awards under the 2004 Plan include officers, key employees and directors of the company. The 2004 Plan provides a fixed limit of 2,400,000 shares of which no more than 400,000 may be issued in connection with awards other than stock options and appreciation rights. As of December 29, 2006, only option rights, restricted stock and deferred stock have been awarded under the 2004 Plan.

All stock options issued under the 2002 Plan and the 2004 Plan must have an exercise price equal to or greater than the fair value of our common stock on the date the stock option is granted. Re-pricing of stock options is prohibited without stockholder approval. As of December 29, 2006, 1,034,000 shares are available for future issuance under the plans. Our policy is to issue new shares of common stock to satisfy stock option exercises. We recognize compensation cost for these options on a straight-line basis over the service period for the entire award.

From January 25, 2002 through December 29, 2006, officers, key employees and our Board of Directors (other than the chairman) were granted nonqualified stock options to purchase 4,121,000 shares of common stock, with terms of ten years and exercise prices based on the market prices on the dates of grant, ranging from $13.40 to $58.86 per share. Stock options to purchase 292,000 shares of common stock have been forfeited due to employment terminations. Options granted in 2002 vested one-third on the date of grant, one-third on the first anniversary of the date of grant and the final third on the second anniversary of the date of grant. Options granted after 2002 vest one-third on the first anniversary of the date of grant, one-third on the second anniversary of the date of grant and the final third on the third anniversary of the date of grant. The vesting period for future grants will be determined by the Compensation Committee of our Board of Directors.

On January 25, 2002, the Chairman of our Board of Directors, Mr. Dennis R. Washington, was granted stock options to purchase shares of common stock in three tranches which expire ten years from the date of grant, or January 25, 2012. The number of options and respective exercise prices for each tranche are as follows:

	Number of options (In thousands)	Exercise price per option
Tranche A	1,389	$24.00
Tranche B	882	$31.74
Tranche C	953	$33.51

Beginning in 2005, officers and key employees received annual grants of restricted stock under the 2004 Plan. During 2005 and 2006, 141,000 and 138,000 shares of restricted stock were granted, respectively. The restricted stock is not transferable until the third anniversary of the date of grant, when the restrictions will lapse and the stock will be freely tradable. The restricted period for future grants, generally, will be at least three years, but may be longer as determined by the Compensation Committee of our Board of Directors.

Effective December 31, 2005, we adopted the provisions of SFAS No. 123(R). Under the provisions of SFAS No. 123(R), stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee service period (generally the vesting period of the grant). We adopted SFAS No. 123(R) using the modified retrospective application method and, as a result, the accompanying consolidated financial statements and notes as of December 30, 2005 and for each of the two years in the period then ended have been adjusted to reflect the fair value method of expensing prescribed by SFAS No. 123(R) as follows:

(In thousands except per share data)	Year Ended December 30, 2005		Year Ended December 31, 2004
	As Previously Reported	As Adjusted	As Previously Reported	As Adjusted
Income statement items
Income before reorganization items, income taxes and minority interest	$93,681	$86,290	$104,631	$98,785
Net income	58,366	53,860	51,137	47,573
Net income per share - basic	2.24	2.07	2.02	1.88
Net income per share - diluted	1.93	1.77	1.86	1.71
Shares used to compute basic income per share	26,037	26,037	25,281	25,281
Shares used to compute diluted income per share	30,251	30,408	27,444	27,890

Cash flow items
Net cash used by operating activities	$105,190	$100,157	$110,634	$110,000
Net cash used by financing activities	(51,945)	(46,912)	(19,244)	(18,610)

			December 30, 2005
			As Previously Reported	As Adjusted
Balance sheet items
Deferred income taxes, non-current			$126,651	$142,525
Capital in excess of par value			526,460	574,094
Retained earnings			188,999	157,239
Total stockholders’ equity			741,217	757,091
Total liabilities and stockholders’ equity			1,649,105	1,664,979

In connection with the adoption of SFAS No. 123(R), we were required to change our method of accounting for forfeitures from only recognizing forfeitures as they occurred to estimating the number of stock options and restricted stock grants for which the requisite service is not expected to be rendered. Upon adoption, the effect of this change was an increase in other operating income of $1.3 million.

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

The weighted average fair values of stock-based arrangements on the date of grant and the assumptions used to estimate the fair value of the stock-based arrangements were as follows:

	Year Ended December 29, 2006	Year Ended December 30, 2005	Year Ended December 31, 2004
Weighted average fair value of:
Stock options granted	$22.30	$16.23	$15.93
Restricted stock awards	58.22	43.21	─
Average expected volatility	34.6%	36.6%	39.9%
Expected term (years)	5	5	6
Average risk-free interest rate	4.6%	3.7%	4.0%
Expected dividend yield	─	─	─

We estimate expected volatility based on historical daily price changes of our common stock for a period that approximates the current expected term of the options. The risk-free interest rate is based on the US Treasury yields in effect at the time of grant corresponding with the expected term of the options. The expected option term is the number of years we estimate that options will be outstanding on average prior to exercise considering vesting schedules and historical exercise experience.

A summary of stock option and restricted stock award activity under our share-based compensation plans is presented in the following tables:

(In thousands except per share data)	Outstanding at beginning of period	Granted	Exercised	Forfeited	Outstanding at end of period
Number of options
Year ended December 31, 2004	5,563	837	(329)	(66)	6,005
Year ended December 30, 2005	6,005	405	(836)	(84)	5,490
Year ended December 29, 2006	5,490	408	(740)	(57)	5,101
Weighted-average exercise prices
Year ended December 31, 2004	$25.52	$34.82	$21.62	$21.30	$27.17
Year ended December 30, 2005	27.17	42.61	21.96	33.99	29.00
Year ended December 29, 2006	29.00	58.25	24.00	39.17	31.95

The weighted-average remaining contractual life of the 5,101,000 outstanding options at December 29, 2006 was 5.88 years, and the aggregate intrinsic value of those options was $142.0 million at December 29, 2006. Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the options. There were 4,227,000 exercisable options at December 29, 2006 with a weighted average exercise price of $28.67 per share, a weighted-average remaining contractual life of 5.37 years and an aggregate intrinsic value of $131.5 million. During the year ended December 29, 2006, options to purchase 740,000 shares of common stock were exercised for proceeds of $17.8 million, of which $0.7 million was received after year-end.
A summary of restricted stock activity is as follows:
(In thousands)	Outstanding at beginning of period	Granted	Restrictions Lapsed	Forfeited	Outstanding at end of period
Year ended December 30, 2005	─	141	─	(7)	134
Year ended December 29, 2006	134	138	(3)	(10)	259

All restricted stock grants vest on the third anniversary of the date of grant. The weighted-average remaining vesting period of the 259,000 outstanding shares of restricted stock at December 29, 2006 was 1.69 years, and the aggregate intrinsic value of those shares was $2.3 million at December 29, 2006. Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the fair market value at the time of award of restricted shares. The total intrinsic value of stock-based arrangements exercised or on which the restrictions lapsed during the years ended December 29, 2006, December 30, 2005 and December 31, 2004 was $24.8 million, $20.9 million and $4.6 million, respectively.
As of December 29, 2006, total remaining unrecognized compensation cost related to unvested stock-based arrangements was $16.6 million and is expected to be recognized over a weighted average period of 1.79 years. The total grant date fair value of stock options that vested during the years ended December 29, 2006, December 30, 2005 and December 31, 2004 was $7.3 million, $6.7 million and $16.1 million, respectively.
SFAS No. 123(R) requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options (excess tax benefits) be classified as financing cash flows. These excess tax benefits were $6.6 million, $5.0 million and $6.3 million, respectively, for the years ended December 29, 2006, December 30, 2005 and December 31, 2004, respectively.

A summary of our non-vested options as of and changes during the years ended December 29, 2006, is presented below:

Outstanding non-vested options (In thousands except per share data)	Number of Options	Weighted Average Grant Date Fair Value
Outstanding as of December 30, 2005	1,072	$14.59
Granted	408	22.30
Vested	(549)	13.28
Forfeited	(57)	16.07
Outstanding as of December 29, 2006	874	$18.92

Beginning in 2003, performance units are awarded annually and mature at the end of their three-year performance period. The value of each performance unit will be calculated at the end of the three-year performance period to which it relates, based on performance results relative to predetermined corporate financial goals. At the end of each three-year period, the value of mature performance units generally will be paid in cash provided the threshold performance metrics have been achieved. Certain executives who are subject to stock ownership guidelines may elect to have the value of mature performance units paid in stock to the extent necessary to satisfy those guidelines. During the years ended December 29, 2006, December 30, 2005 and December 31, 2004, $19.2 million, $12.7 million and $6.3 million, respectively, was recorded as compensation expense related to the performance units.

14. ACQUISITION OF BNFL’S INTEREST IN GOVERNMENT SERVICES BUSINESS

On August 25, 2004, we entered into an agreement to acquire BNFL’s 40 percent economic interest in a portion of the Government Services Business (the “Initial Acquisition”). The Initial Acquisition was conditioned upon compliance with certain regulatory approvals, of which the final condition was satisfied on April 7, 2005 (the “Effective Date”). Under the terms of the Initial Acquisition, we controlled the Government Services Business and agreed to pay BNFL 40 percent of net future profits from certain existing contracts and on future contracts, if any, at certain Department of Energy sites and one Department of Defense site (the “40% Legacy Contracts”) and 10 percent of profits from all other existing operations and future contracts with the Department of Energy through September 30, 2012 (the “10% Contracts”). BNFL would not share in any losses related to 10% Contracts if they occurred in the future, but retained its portion of liabilities incurred prior to July 31, 2004.

For accounting purposes, the Initial Acquisition was bifurcated between the 40% Legacy Contracts and the 10% Contracts. Prior to the acquisition, BNFL had a 40 percent economic interest in the 40% Legacy Contracts and continued to receive 40 percent of the net profits from such contracts. In substance there was no change in the economic relationship of the parties and therefore payments to BNFL for their share of earnings from the 40% Legacy Contracts were not deemed to be consideration for the acquisition of a minority interest. Payments to BNFL for the 10% Contracts were deemed to be consideration for the acquisition of a minority interest and were recorded using the purchase method of accounting. Pursuant to purchase method accounting, the acquired assets and assumed liabilities were recorded at estimated fair value. The fair value of assets acquired exceeded liabilities assumed resulting in $7.1 million of contingent consideration. Other significant adjustments related to the Initial Acquisition included: (i) elimination of BNFL’s minority interest of $46.1 million; (ii) elimination of $64.1 million of goodwill; (iii) recording a receivable of $24.6 million from BNFL for its portion of pension liabilities retained.

Prior to the Effective Date, all payments made to BNFL related to their interest in the Government Services Business were classified on our consolidated statement of income as minority interest in income of consolidated subsidiaries and were reflected as a financing activity on our consolidated statement of cash flows as distributions to minority interests. BNFL’s minority interest in the Government Services Business during the year ended December 31, 2004 and the first quarter of 2005 amounted to $28.2 million and $5.6 million, respectively.

Subsequent to the Effective Date, BNFL’s share of the earnings related to the 40% Legacy Contracts were classified as cost of revenue on our consolidated statement of income and as an operating activity on our consolidated statement of cash flows. From the Effective Date through December 30, 2005, $29.8 million was recorded as cost of revenue related to the 40% Legacy Contracts. BNFL’s share of profits related to the 10% Contracts from the Effective Date through December 30, 2005 was recorded as consideration for the acquisition of a minority interest and recorded as a $1.5 million reduction to the contingent consideration.

Effective December 30, 2005, BNFL and Washington Group International entered into a Termination Agreement to accelerate, in the form of a $36.2 million lump sum payment, the payment of all amounts due or to become due under the Initial Acquisition, to terminate all rights and responsibilities under the Initial Acquisition, and to mutually release each other from any and all claims. The $36.2 million payment was made prior to December 30, 2005. Pursuant to the Termination Agreement, the risks and rewards associated with the 40% Legacy Contracts transferred to Washington Group International resulting in the acquisition of BNFL’s interest in such contracts. The Termination Agreement also fixed the amount of consideration to be paid related to the 10% Contracts. Based on these factors, the Termination Agreement was accounted for as an acquisition of a minority interest using the purchase method. The consideration, including cash paid and liabilities assumed, was allocated to the acquired assets based on estimated fair values. To assist in determining the value of separately identifiable intangible assets, we obtained an independent valuation. The table below summarizes the purchase consideration and assets acquired.

Purchase Consideration:
(In thousands)
Lump sum cash payment	$36,200
Liabilities assumed	14,969
Liabilities settled, including contingent consideration	(13,534)
Total purchase consideration	$37,635
Assets acquired:
Contract amortizable intangible asset (backlog)	$28,800
Customer relationship amortizable intangible asset	8,600
Goodwill	235
Total assets acquired	$37,635

The contract intangible asset is being amortized over an estimated life of eight years proportionately to the estimated contract earnings as of the acquisition date to be generated from the contract backlog acquired. The customer relationship intangible is being amortized over an estimated life of seven years using the straight-line method. As of December 29, 2006 and December 30, 2005, $23.5 million and $37.4 million, respectively, have been classified as “other assets” in the accompanying consolidated balance sheets.

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

Pro Forma (In thousand except per share amounts)	Year Ended December 30, 2005	Year Ended December 31, 2004
Revenue	$3,188,454	$2,915,382
Net income	66,815	57,147
Income per share:
Basic	2.57	2.26
Diluted	2.20	2.05

15.  FINANCIAL INSTRUMENTS

The estimated fair values of financial instruments at December 29, 2006 and December 30, 2005 were determined, using available market information and valuation methodologies believed to be appropriate. However, judgment is necessary in interpreting market data to develop the estimates of fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.

The carrying amounts and estimated fair values of certain financial instruments at December 29, 2006 and December 30, 2005 were as follows:

	December 29, 2006		December 30, 2005
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Customer retentions	$16,443	$15,853	$22,849	$22,140
Financial liabilities
Subcontract retentions	$26,423	$25,475	$32,127	$31,130

The fair value of customer retentions and subcontract retentions was estimated by discounting expected cash flows at rates currently available to us for instruments with similar risks and maturities. The fair value of other financial instruments including cash and cash equivalents, short-term investments, accounts receivable excluding customer retentions, unbilled receivables and accounts and subcontracts payable excluding retentions approximate cost because of the immediate or short-term maturity. The estimated fair value of the forward foreign currency contracts was not significant as of December 29, 2006 and December 30, 2005.

QUARTERLY FINANCIAL DATA
(In millions except per share data)

UNAUDITED

Selected quarterly financial data for the years ended December 29, 2006 and December 30, 2005 is presented below.

2006 Quarters Ended	March 31, 2006	June 30, 2006	September 29, 2006	December 29, 2006
Revenue	$828.3	$890.1	$824.4	$855.3
Gross profit	35.0	65.4	15.5	39.9
Net income	19.0	28.7	4.3	28.9
Net income per share:
Basic	0.67	1.00	0.15	1.01
Diluted	0.62	0.94	0.14	0.95
Market price:
High	60.03	61.32	60.00	62.00
Low	51.76	47.28	50.88	53.70

2005 Quarters Ended	April 1, 2005*	July 1, 2005*	September 30, 2005*	December 30, 2005*
Revenue	$700.9	$773.2	$815.0	$899.5
Gross profit	45.1	2.5	42.7	36.1
Net income (loss)	16.1	(1.8)	19.1	20.4
Net income (loss) per share:
Basic	$0.63	$(0.07)	$0.73	$0.78
Diluted	0.55	(0.06)	0.61	0.67
Market price:
High	$47.31	$52.79	$54.60	$54.35
Low	38.00	40.78	48.72	47.30

*
Adjusted to include the retroactive impact of adopting the fair value method of recording compensation expense associated with stock options, see Note 13 of Notes to Consolidated Financial Statements. Additionally, on August 25, 2004, we agreed to acquire BNFL’s interest in the Government Services Business and effective December 30, 2005, we settled all remaining acquisition payments resulting in the termination of BNFL’s interest in our Government Services Business, see Note 14 of Notes to Financial Consolidated Financial Statements.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE

During the years ended December 29, 2006, December 30, 2005 and December 31, 2004, there were no changes in, or disagreements with, accountants on accounting and financial disclosure matters.

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

“Disclosure Controls” are controls and procedures that are designed to reasonably ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure Controls are also designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, as appropriate too allow timely decisions regarding required disclosures.

•	Internal control over financial reporting

Our Disclosure Controls include components of our “Internal Control over Financial Reporting.” Internal Control over Financial Reporting is a process designed by, or under the supervision of our principal executive and principal financial officers, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

▪	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
▪
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

▪	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

•	Limitations on the effectiveness of controls

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our CEO and our CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our Internal Control Over Financial Reporting was effective as of December 29, 2006.

Our independent registered public accountants, Deloitte & Touche LLP, have audited our management’s assessment of internal control over financial reporting as of December 29, 2006, as stated in their attestation report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Washington Group International, Inc.
We have audited management's assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Washington Group International, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 29, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
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
In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 29, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 29, 2006, of the Company and our report dated February 25, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the adoption of Emerging Issues Task Force Issue No. 04-6, Accounting for Stripping Costs Incurred during Production in the Mining Industry and Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an Amendment of FASB Statements No. 87, 88, 106 and 132(R).

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Boise, Idaho
February 25, 2007

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this Item will be set forth under the captions “Directors” and “Executive Officers” in our definitive proxy statement for our annual meeting of stockholders, to be filed not later than April 17, 2007, and is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

The information called for by this Item will be set forth under the caption “Report of the Compensation Committee on Executive Compensation for 2006” in our definitive proxy statement for our annual meeting of stockholders, to be filed not later than April 17, 2007, and is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities authorized for issuance under equity compensation plans

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	5,100,852	$31.95	1,033,619
Equity compensation plans not approved by security holders	─	─	─
Total	5,100,852	$31.95	1,033,619

Additional information called for by this Item will be set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our annual meeting of stockholders, to be filed not later than April 17, 2007, and is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this Item will be set forth under the caption “Certain Relationships and Related Transactions” in our definitive proxy statement for our annual meeting of stockholders, to be filed not later than April 17, 2007, and is incorporated herein by this reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by this Item will be set forth under the caption “Principal Accountant Fees and Services” in our definitive proxy statement for our annual meeting of stockholders, to be filed not later than April 17, 2007, and is incorporated herein by this reference.

III-1

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) Documents filed as a part of this Form 10-K.

PAGE
1.	The Consolidated Financial Statements, together with the report thereon of Deloitte & Touche LLP, are included in part II, Item 8 of this report

	Report of Independent Registered Public Accounting Firm	II-34

	Consolidated Statements of Income for the years ended December 29, 2006, December 30, 2005 and December 31, 2004	II-35

	Consolidated Statements of Comprehensive Income for the years ended December 29, 2006, December 30, 3005 and December 31, 2004	II-36

	Consolidated Balance Sheets as of December 29, 2006 and December 30, 2005	II-37

	Consolidated statements of Cash Flows for the years ended December 29, 2006, December 30, 2005 and December 31, 2004	II-39

	Consolidated Statements of Stockholders’ Equity for the years ended December 29, 2006, December 30, 2005 and December 31, 2004	II-40

	Notes to Consolidated Financial Statements	II-41

2.	Schedule II Valuation, Qualifying and Reserve Accounts	S-1

Financial statement schedules not listed above are omitted because they are not required or are not applicable, or the required information is presented in the financial statements including the notes thereto. Captions and column headings have been omitted where not applicable

3.	Exhibits

The exhibits to this report are listed in the Exhibit Index set forth below

82

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized on February XX, 2007.

Washington Group International, Inc.

By /s/ George H. Juetten
George H. Juetten, Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below on February XX, 2007 by the following persons on our behalf in the capacities indicated.

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

/s/ John R. Alm* Director

*Craig G. Taylor, by signing his name hereto, does hereby sign this Form 10-K on behalf of each of the above-named directors of Washington Group International, Inc., pursuant to powers of attorney executed on behalf of each such officer and director.

By /s/ Craig G. Taylor
Craig G. Taylor, Attorney-in-fact

WASHINGTON GROUP INTERNATIONAL, INC.
SCHEDULE II. VALUATION, QUALIFYING AND RESERVE ACCOUNTS
(In thousands)

Allowance for Doubtful Accounts Receivable Deducted in the Balance Sheet from Accounts Receivable

Period Ended	Balance at Beginning of Period	Provisions Charged to Operations	Other	Deductions	Balance at End of Period
Year ended December 31, 2004	$(13,519)	$(3,707)	-	$7,807	$(9,419)
Year ended December 30, 2005	(9,419)	(1,188)	-	4,796	(5,811)
Year ended December 29, 2006	(5,811)	(2,146)	-	1,210	(6,747)

Deferred Income Tax Asset Valuation Allowance Deducted in the Balance Sheet
from Deferred Income Tax Assets

Period Ended	Balance at Beginning of Period	Provisions Charged to Operations		Other	Deductions	Balance at End of Period
Year ended December 31, 2004	$(149,975)	$	─	$18,731	─	$(131,244)
Year ended December 30, 2005	(131,244)		(1,098)	24,393	─	(107,949)
Year ended December 29, 2006	(107,949)		1,098	30,197	─	(76,654)

_____________________

(a)
Other adjustments to the deferred income tax valuation allowance during the years ended December 31, 2004, December 30, 2005 and December 29, 2006 primarily relate to actual and forecasted utilization of NOL carryovers.

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

3.2	Amended and Restated Bylaws of Washington Group International as of January 25, 2007.*

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

10.6
Termination Agreement of December 31, 2005, among Washington Group International, Inc., British Nuclear Fuels plc, and BNFL USA Group Inc. (filed as Exhibit 10.6 to Washington Group International’s Form 10-K Annual Report for year ended December 30, 2005, and incorporated herein by reference).

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

10.15
Warrant Cash Substitution Agreement dated as of January 10, 2006, by and among Washington Group International, Inc., the Plan Committee, formerly the Unsecured Creditors’ Committee, and Wells Fargo Bank Minnesota, National Association, as trust and disbursing agent (filed as Exhibit 10.15 to Washington Group International’s Form 10-K Annual Report for year ended December 20, 2005, an incorporated herein by reference).

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

10.17
Form of Washington Group International, Inc. Equity and Performance Incentive Plan Performance Unit Participation Agreement (filed as Exhibit 10.17 to Washington Group International’s Form 10-K Annual Report for year ended December 30, 2005, and incorporated herein by reference).#

10.18
Washington Group International, Inc. Equity and Performance Incentive Plan - California (filed as Exhibit 10.8 to Washington Group International’s Form 8-K Current Report filed on February 8, 2002, and incorporated herein by reference). #

10.19
Letter Agreement dated as of November 15, 2001, between Washington Group International and Dennis R. Washington (filed as Exhibit 10.9 to Washington Group International’s Form 8-K Current Report filed on February 8, 2002, and incorporated herein by reference). #

10.20
Letter Agreement of January 21, 2004, effective as of November 14, 2003, between Washington Group International and Dennis R. Washington (filed as Exhibit 10.17 to Form 10-K Annual Report for the year ended January 2, 2004, and incorporated herein by reference).

10.21
Form of Indemnification Agreement (filed as Exhibit 10.10 to Washington Group International’s Form 8-K Current Report filed on February 8, 2002, and incorporated herein by reference). # A schedule listing the directors and officers with whom Washington Group International has entered into such agreements is filed herewith. *

10.22
Washington Group International Key Executive Disability Insurance Plan (filed as Exhibit 10.12 to Old MK’s Form 10-K Annual Report for year ended December 31, 1992, and incorporated herein by reference). #

10.23.1
Form of Washington Group International’s Retention Agreement (filed as Exhibit 10.21 to Washington Group International’s Form 10-K Annual Report for fiscal year ended November 30, 2001, and incorporated herein by reference). # A schedule listing the Executive Officers with whom Washington Group International has entered into such agreements is filed herewith.*

10.23.2
Form of Amendment to Washington Group International’s Retention Agreement (filed as Exhibit 10.18.2 to Washington Group International’s Form 10-K Annual Report for fiscal year ended January 3, 2003, and incorporated herein by reference). # A schedule listing Executive Officers with whom Washington Group International has entered into such amendments is filed herewith.*

10.24.1
Washington Group International, Inc. Short-Term Incentive Plan (filed as Appendix D to Washington Group International’s Form Def 14A Proxy Statement filed on April 8, 2003, and incorporated herein by reference). #

10.24.2
Amendment 1 to Washington Group International, Inc. Short-Term Incentive Plan (filed as Exhibit 10.3 to Washington Group International’s Form 8-K Current Report filed on February 15, 2005, and incorporated herein by reference).#

10.25
Washington Group International, Inc. Restoration Plan effective as of January 1, 2003, amended and restated as of August 14, 2003 (filed as Exhibit 10.3 to Washington Group International’s Form 10-Q Quarterly Report for quarter ended October 3, 2003, and incorporated herein by reference). #

10.26
Washington Group International, Inc. Voluntary Deferred Compensation Plan effective as of January 1, 2003, amended and restated as of August 14, 2003 (filed as Exhibit 10.4 to Washington Group International’s Form 10-Q Quarterly Report for quarter ended October 3, 2003, and incorporated herein by reference). #

10.27
Description of Washington Group International Executive Financial Counseling Program adopted on February 14, 2003 (filed as Exhibit 10.23 to Washington Group International’s Form 10-K Annual Report for fiscal year ended January 3, 2003, and incorporated herein by reference). #

10.28.1
Washington Group International, Inc. 2004 Equity Incentive Plan effective as of May 7, 2004 (filed as Exhibit 10.1 to Washington Group International’s Form 10-Q Quarterly Report for quarter ended July 2, 2004, and incorporated herein by reference).#

10.28.2
Amendment No. 1, effective as of May 20, 2005, to the Washington Group International, Inc. 2004 Equity Incentive Plan effective as of May 7, 2004 (filed as Exhibit 10.1 to Washington Group International’s Form 8-K Current Report filed on May 25, 2005, and incorporated herein by reference).#

10.29
Form of Washington Group International, Inc. 2004 Equity Incentive Plan Option Rights Agreement (filed as Exhibit 10.1 to Washington Group International’s Form 8-K Current Report filed on February 15, 2005, and incorporated herein by reference).#

10.30
Form of Washington Group International, Inc. 2004 Equity Incentive Plan Restricted Share Agreement (filed as Exhibit 10.2 to Washington Group International’s Form 8-K Current Report filed on February 15, 2005, and incorporated herein by reference).#

10.31
Executive Life Insurance Agreement effective as of January 1, 2005, between Washington Group International, Inc., and Stephen G. Hanks (filed as Exhibit 10.31 to Washington Group International’s Form 10-K Annual Report for year ended December 20, 2005, and incorporated herein by reference). #

10.32
Executive Life Insurance Agreement effective as of January 1, 2005, between Washington Group International, Inc., and Thomas H. Zarges (filed as Exhibit 10.32 to Washington Group International’s Form 10-K Annual Report for year ended December 20, 2005, and incorporated herein by reference). #

10.33
Incremental Tranche A Facility Commitment Assumption Agreement dated as of July 5, 2006, among Washington Group International, Inc., the lenders and issuers party thereto and Credit Suisse, as Administrative Agent (filed as Exhibit 10.1 to Washington Group International’s Form 10-Q Quarterly Report for the quarter ended June 30, 2006, and incorporated herein by reference).

10.34
Severance Agreement dated as of September 8, 2006, between Washington Group International, Inc., and Stephen G. Hanks, as described in the heading Change in Control Agreements in Washington Group International’s Form 14A Definitive Proxy Statement filed on April 14, 2006 (filed as Exhibit 10.1 to Washington Group International’s Form 10-Q Quarterly Report for the quarter ended September 29, 2006, and incorporated herein by reference). #

10.35
Form of Severance Agreement dated as of September 8, 2006, between Washington Group International, Inc., and certain of its officers, as described under the heading Change in Control Agreements in Washington Group International’s Form 14A Definitive Proxy Statement filed on April 14, 2006 (filed as Exhibit 10.2 to Washington Group International’s Form 10-Q Quarterly Report for the quarter ended September 29, 2006, and incorporated herein by reference). # A schedule listing the officers with whom Washington Group International has entered into such agreements is filed herewith. *

21.*	Subsidiaries of Washington Group International.

23.1*	Consent of Deloitte & Touche LLP.

23.2*	Consent of Deloitte & Touche GmbH.

24.	Powers of Attorney (filed as Exhibit 24 to Washington Group International’s Form 10-K Annual Report for year ended December 30, 2005, and incorporated herein by reference).

31.1*	Certification of the Principal Executive Officer of Washington Group International pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer of Washington Group International, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Financial Statements of Mitteldeutsche Braunkohlengesellschaft mbH (MIBRAG) for the year ended December 31, 2006.

________________

# Management contract or compensatory plan
* Filed herewith
† Furnished herewith

Exhibit 23.1
CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
We consent to the incorporation by reference in Registration Statement Nos. 333-108941 and 333-123881 on Form S-8 of our reports dated February 25, 2007, relating to the financial statements and financial statement schedule of Washington Group International Inc. and subsidiaries (which report expresses an unqualified opinion and includes an explanatory paragraph regarding the adoption of Emerging Issues Task Force Issue No. 04-6, Accounting for Stripping Costs Incurred during Production in the Mining Industry and Financial Accounting Standard No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an Amendment of FASB Statements No. 87, 88, 106 and 132(R)) and management's report on the effectiveness of internal control over financial reporting, appearing in this Annual Report on Form 10-K of Washington Group International Inc. for the year ended December 29, 2006.

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Boise, Idaho
February 25, 2007

Exhibit 23.2

INDEPENDENT AUDITORS’ CONSENT

We consent to the incorporation by reference in Registration Statement Nos. 333-108941 and 333-123881 of Washington Group International, Inc. on Form S-8 of our report dated February 7, 2007 relating to the audit of the consolidated balance sheets of Mitteldeutsche Braunkohlengesellschaft mbH, Theissen (Germany) and its subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006 appearing in this Annual Report on Form 10-K of Washington Group International, Inc. for the year ended December 29, 2006. In the report, we express the opinion that the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mitteldeutsche Braunkohlengesellschaft mbH, Theissen (Germany), and the consolidated results of its operations and cash flows in conformity with accounting principles generally accepted in Germany. The effect of applying accounting principles generally accepted in the United States of America on the results of operations for each of the years in the three-year period ended December 31, 2006 and on shareholders’ equity as of December 31, 2006 and 2005, audited by us, is fairly presented in Note C to the consolidated financial statements.

/s/ DELOITTE & TOUCHE GMBH
Deloitte & Touche GmbH
Leipzig, Germany
February 25, 2007

Exhibit 31.1

PRINCIPAL EXECUTIVE OFFICER’S CERTIFICATIONS
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

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s Board of Directors (or persons performing the equivalent function):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial data; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

February 26, 2007

/s/ Stephen G. Hanks

Stephen G. Hanks
President and Chief Executive Officer

Exhibit 31.2

PRINCIPAL FINANCIAL OFFICER’S CERTIFICATIONS
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, George H. Juetten certify that:

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

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s Board of Directors (or persons performing the equivalent function):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial data; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

February 26, 2007

/s/ George H. Juetten

George H. Juetten
Executive Vice President and Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report of Washington Group International, Inc. (the “Company”) on Form 10-K for the year ended December 29, 2006, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), each of the undersigned officers of the Company certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to such officer’s knowledge:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)
The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods presented in the Report.

February 26, 2007

/s/ Stephen G. Hanks

Stephen G. Hanks
President and Chief Executive Officer

/s/ George H. Juetten

George H. Juetten
Executive Vice President and Chief Financial Officer

The foregoing certification is being furnished solely pursuant to 18 U.S.C. Section 1350, and is not being filed as part of the Report or as a separate disclosure document.