Form 10-K/A
period 2006-12-29
WASHINGTON GROUP INTERNATIONAL INC
filed 2007-02-28
CIK 906469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1

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

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its annual meeting of stockholders to be held on May 18, 2007, which is expected to be filed with the Securities and Exchange Commission not later than April 17, 2007, are incorporated by reference into Part III of this report on Form 10-K. In the event such proxy statement is not filed by April 17, 2006, the required information will be filed as an amendment to this report on Form 10-K no later than that date.

  EXPLANATORY NOTE
Washington Group International, Inc. hereby amends the Signatures page of its Annual Report on Form 10-K for the fiscal year ended December 29, 2006 (the “Original 2006 Form 10-K”) solely to change the dates listed on that page as “February XX, 2007” to “February 26, 2007.”
The Original 2006 Form 10-K, including the signature page, is not reproduced in this Amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Amendment No. 1 to the Original 2006 Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized on February 27, 2007.

Washington Group International, Inc.

By /s/ George H. Juetten
George H. Juetten, Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to the Original 2006 Form 10-K has been signed below on February 27, 2007 by the following persons on our behalf in the capacities indicated.

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

/s/ John Alm* Director

*Craig G. Taylor, by signing his name hereto, does hereby sign this Form 10-K on behalf of each of the above-named directors of Washington Group International, Inc., pursuant to powers of attorney executed on behalf of each such officer and director.

By /s/ Craig G. Taylor
Craig G. Taylor, Attorney-in-fact