Form 10-Q
period 2007-03-30
WASHINGTON GROUP INTERNATIONAL INC
filed 2007-05-09
CIK 906469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

______________

FORM 10-Q

_____________

                              (Mark one)

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
  For the Quarterly Period Ended March 30, 2007

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____________ to _____________

Commission File Number 1-12054
______________

WASHINGTON GROUP INTERNATIONAL, INC.
 (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)		33-0565601 (IRS Employer Identification No.)
720 Park Boulevard, Boise, Idaho (Address of principal executive offices)		83712 (zip code)
(208) 386-5000 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Securities Exchange Act. (Check one):
☒  Large accelerated filer                           ☐  Accelerated filer                           ☐  Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
☐ Yes   ☒ No

Number of shares of common stock outstanding at April 27, 2007:  29,181,543

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

i

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

For a description of additional risk factors that may affect our businesses, financial position or results of operations, see “Business – Risk Factors” in Part I, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 29, 2006 (“2006 Annual Report”).

ii

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
	Three Months Ended
(In thousands, except per share data)	March 30, 2007	March 31, 2006
Revenue	$837,376	$828,342
Cost of revenue	(804,670)	(793,299)
Gross profit	32,706	35,043
Equity in income of unconsolidated affiliates	9,427	13,190
General and administrative expenses	(19,393)	(14,760)
Operating income	22,740	33,473
Interest income	2,967	2,673
Interest expense	(1,534)	(1,932)
Other non-operating expense, net	(363)	(382)
Income before income taxes and minority interests	23,810	33,832
Income tax expense	(9,062)	(13,500)
Minority interests in income of consolidated subsidiaries, net of tax	(1,699)	(1,372)

Net income	$13,049	$18,960

Net income per share:
Basic	$0.46	$0.67
Diluted	0.43	0.62

Shares used to compute net income per share:
Basic	28,625	28,377
Diluted	30,526	30,771

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands)	March 30, 2007	December 29, 2006
ASSETS
Current assets
Cash and cash equivalents	$185,153	$232,096
Restricted cash	66,149	65,475
Accounts receivable, including retentions of $15,141 and $16,443, respectively	213,672	358,957
Unbilled receivables	305,273	268,829
Investments in and advances to construction joint ventures	51,444	44,333
Deferred income taxes	96,195	106,681
Other	48,620	48,789
Total current assets	966,506	1,125,160

Investments and other assets
Investments in unconsolidated affiliates	119,430	113,953
Goodwill	97,076	97,076
Deferred income taxes	236,668	227,901
Other assets	36,098	38,005
Total investments and other assets	489,272	476,935

Property and equipment
Construction equipment	185,733	162,776
Other equipment and fixtures	54,186	50,642
Buildings and improvements	10,741	12,781
Land and improvements	584	584
Total property and equipment	251,244	226,783
Less accumulated depreciation	(98,187)	(96,554)
Property and equipment, net	153,057	130,229

Total assets	$1,608,835	$1,732,324

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(UNAUDITED)
(In thousands, except per share data)	March 30, 2007	December 29, 2006
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and subcontracts payable, including retentions of $23,802 and $26,423, respectively	$249,266	$335,045
Billings in excess of cost and estimated earnings on uncompleted contracts	115,047	152,109
Accrued salaries, wages and benefits, including compensated absences of $60,745 and $53,695, respectively	164,720	192,307
Other accrued liabilities	39,177	38,563
Total current liabilities	568,210	718,024

Non-current liabilities
Self-insurance reserves	69,917	68,392
Pension and post-retirement benefit obligations	87,321	87,449
Other non-current liabilities	48,930	50,263
Total non-current liabilities	206,168	206,104

Contingencies and commitments (Note 7)

Minority interests	11,332	9,947

Stockholders’ equity
Preferred stock, par value $.01 per share, 10,000 shares authorized	─	─
Common stock, par value $.01 per share, 100,000 shares authorized; 30,333 and 30,001 shares issued, respectively	303	300
Capital in excess of par value	672,296	661,278
Retained earnings	196,541	183,492
Treasury stock, 1,161 and 1,159 shares, respectively, at cost	(67,370)	(67,251)
Accumulated other comprehensive income	21,355	20,430
Total stockholders’ equity	823,125	798,249

Total liabilities and stockholders’ equity	$1,608,835	$1,732,324

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Three Months Ended
(In thousands)	March 30, 2007	March 31, 2006
Operating activities
Net income	$13,049	$18,960
Adjustments to reconcile net income to net cash used by operating activities:
Cash paid for reorganization items	(1,061)	(453)
Depreciation of property and equipment	9,183	7,076
Amortization of intangible assets	1,093	2,108
Amortization of deferred financing fees	228	552
Non-cash income tax expense	8,040	12,621
Minority interests in income of consolidated subsidiaries, net of tax	1,699	1,372
Equity in income of unconsolidated affiliates, less dividends received	(1,537)	(10,455)
Gain on sale of assets, net	(2,546)	(217)
Stock-based compensation expense	4,011	2,122
Excess tax benefits from exercise of stock options	(1,628)	(3,365)
Changes in operating assets, liabilities and other	(51,037)	(55,718)
Net cash used by operating activities	(20,506)	(25,397)

Investing activities
Property and equipment additions	(38,280)	(7,315)
Property and equipment disposals	8,170	619
Change in restricted cash	(674)	(3,193)
Contributions and advances to unconsolidated affiliates	(2,531)	(1,588)
Net cash used by investing activities	(33,315)	(11,477)

Financing activities
Proceeds from exercise of stock options and warrants	6,653	81,014
Excess tax benefit from exercise of stock options	1,628	3,365
Purchase of warrants and treasury stock	─	(49,749)
Contributions from (distributions to) minority interest, net	(1,403)	927
Net cash provided by financing activities	6,878	35,557

Decrease in cash and cash equivalents	(46,943)	(1,317)
Cash and cash equivalents at beginning of period	232,096	237,706

Cash and cash equivalents at end of period	$185,153	$236,389

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
	Three Months Ended
(In thousands)	March 30, 2007	March 31, 2006
Net income	$13,049	$18,960
Other comprehensive income, net of tax:
Foreign currency translation adjustments	910	1,603
Other	15	160
Other comprehensive income, net of tax	925	1,763

Comprehensive income	$13,974	$20,723

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

Business
     We are an international provider of a broad range of design, engineering, construction, construction management, facilities and operations management, environmental remediation and mining services to diverse public and private sector customers, including (i) engineering, construction and operations and maintenance services in nuclear and fossil power markets; (ii) engineering, construction, construction management and operations and maintenance services for the highway and bridge, airport and seaport, dam, tunnel, water resource and railway markets; (iii) contract mining, technical and engineering services for the metals, precious metals, coal, minerals and minerals processes markets; (iv) design, engineering, procurement, construction and construction management and operations and maintenance services for industrial companies; (v) design, engineering, construction, management and operations and closure services for weapons and chemical demilitarization programs for governmental customers; and (vi) comprehensive nuclear and other environmental and hazardous substance remediation as well as management and operations services for governmental and private-sector customers. In providing these services, we enter into two basic types of contracts: fixed-price and cost-type contracts. Fixed price contracts include lump-sum contracts providing for a fixed price for all work to be performed and fixed-unit-price contracts providing for a fixed price for each unit of work to be performed. Cost-type contracts include target-price contracts providing for an agreed upon price whereby we absorb all or a portion of cost escalations to the extent of our expected fee or profit and are reimbursed for costs which continue to escalate beyond our expected fee and share in the cost savings based on a negotiated formula and cost-type contracts providing for reimbursement of costs plus a fee. Engineering, construction management, maintenance and environmental and hazardous substance remediation contracts are typically awarded pursuant to a cost-type contract.

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

Basis of presentation

     The accompanying condensed consolidated financial statements and related notes are unaudited. They have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The financial statements include the accounts of Washington Group International and all of its majority-owned subsidiaries and certain majority-owned construction joint ventures. Investments in unconsolidated construction joint ventures are accounted for using the equity method in the consolidated balance sheets, with our proportionate share of revenue, cost of revenue and gross profit included in the consolidated statements of income. Investments in unconsolidated affiliates are accounted for under the equity method. Intercompany transactions and accounts have been eliminated in consolidation.

     The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our 2006 Annual Report. The accompanying condensed consolidated balance sheet at December 29, 2006 and related footnote disclosures included herein have been derived from the audited consolidated balance sheet and related footnotes included in the 2006 Annual Report.

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

Reclassification

     The accompanying condensed consolidated balance sheet as of December 29, 2006 reflects the reclassification of unearned compensation – restricted stock of $8.4 million to capital in excess of par to conform to the 2007 presentation.  The reclassification did not impact previously reported revenue, net income, total assets, total liabilities, stockholders’ equity or cash flows.

2.	NET INCOME PER SHARE

     Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed similar to basic net income per share except that it reflects the potential dilution from dilutive common stock equivalents using the treasury stock method. Outstanding common stock equivalents primarily consist of options and warrants to purchase common stock and restricted shares. During the three months ended March 30, 2007 and March 31, 2006, the number of anti-dilutive outstanding options and deferred shares excluded from the computation of diluted net income per share was 745,000 and 8,000, respectively.

     A reconciliation between weighted average shares outstanding used in calculating basic and diluted net income per share is as follows:

	Three Months Ended
(In thousands)	March 30, 2007	March 31, 2006
Basic weighted average shares outstanding	28,625	28,377
Effect of dilutive securities:
Stock options	1,689	1,791
Stock warrants	─	482
Restricted shares and other	212	121
Diluted weighted average shares outstanding	30,526	30,771

3.             VENTURES

Construction joint ventures

     We participate in unconsolidated construction joint ventures that are formed to bid, negotiate and complete specific projects. The unconsolidated construction joint ventures are reflected in our condensed consolidated balance sheets as “Investments in and advances to construction joint ventures” using the equity method with our proportionate share of revenue, cost of revenue and gross profit included in our condensed consolidated statements of income. The size, scope and duration of joint-venture projects vary among periods. The tables below present the financial information of our unconsolidated construction joint ventures in which we do not hold a controlling interest but do exercise significant influence. At March 30, 2007 and December 29, 2006, $32.2 million and $48.8 million, respectively, were included in our condensed consolidated balance sheets under the caption “Billings in excess of cost and estimated earnings on uncompleted contracts,” representing our share of the excess of liabilities over assets primarily due to accrued contract losses of unconsolidated construction joint ventures.

Combined financial position of unconsolidated construction joint ventures (In thousands)	March 30, 2007	December 29, 2006
Current assets	$301,838	$299,722
Property and equipment, net	7,192	7,734
Current liabilities	(292,947)	(322,414)
Net assets (liabilities)	$16,083	$(14,958)

	Three Months Ended
Combined results of operations of unconsolidated construction joint ventures (In thousands)	March 30, 2007	March 31, 2006
Revenue	$231,255	$290,583
Cost of revenue	(220,119)	(292,608)
Gross profit (loss)	$11,136	$(2,025)

	Three Months Ended
Washington Group International’s share of results of operations of unconsolidated construction joint ventures (In thousands)	March 30, 2007	March 31, 2006
Revenue	$110,790	$134,719
Cost of revenue	(105,859)	(134,887)
Gross profit (loss)	$4,931	$(168)

     Beginning in 2004, contract losses have been recognized by a construction joint venture in which we have a 50 percent interest on a $392.2 million fixed-price roadway interchange and bridge project. Through March 30, 2007, we have recorded a total of $135.1 million of contract losses on this project. The losses have resulted from various developments including final design and other customer specifications, state regulatory agency requirements, material quantity and cost growth, higher subcontractor and labor costs, and impacts from schedule delays. During the three months ended March 30, 2007, no additional losses were recorded as compared to $6.9 million during the three months ended March 31, 2006. The contract is approximately 78 percent complete, measured on a cost-to-cost basis, and is scheduled to be substantially complete in 2007.

     To date, only a portion of the cost increases have been agreed to with the customers and acknowledged with change orders. Pending change orders and claims submitted to the customers total approximately $114.8 million (of which our share is $57.4 million) and an additional $41.9 million are in process (of which our share is $21.0 million). In response to our claims, one of the customers has filed certain counterclaims against us.  We believe that we will realize significant recoveries once the claim process is completed. Because we have not been able to reach agreement on the change orders and claims, recoveries will be recognized only when it is probable they will result in additional revenue and the amounts can be reliably estimated.  While the entire amount of the current estimated loss has been recognized, actual results may differ from our estimates.

     Pursuant to the fixed-price agreement, the joint venture is liable for specified liquidated damages to the customers if certain project schedule milestones are not met. Based on schedule delays to date, the liquidated damages could amount to approximately $46.6 million, of which our share would be $23.3 million. No potential liquidated damages have been included in the current estimated contract loss because we believe it is unlikely that any liquidated damages will be owed once schedule relief for customer directed changes has been determined.

Unconsolidated affiliates

     At March 30, 2007 and December 29, 2006, we held ownership interests in unconsolidated affiliates that are accounted for under the equity method, the most significant of which are two incorporated mining ventures: MIBRAG (50 percent) and Westmoreland Resources (20 percent). We provide consulting services to MIBRAG and, through March 30, 2007, we provided contract mining services to Westmoreland Resources.

     Effective March 30, 2007, we agreed with Westmoreland Resources to conclude our contract mining services agreement, which provided for compensation to us in lieu of future services and the transfer of certain mining equipment, inventory, and reclamation liabilities to Westmoreland Resources. The transaction generated $14.0 million of cash and a net gain of $6.1 million, of which $1.0 million has been deferred because we continue to own a 20 percent interest in Westmoreland Resources. This gain more than offset the operating loss incurred on the project in the quarter of $4.3 million. The tables below present the financial information of our unconsolidated affiliates in which we do not hold a controlling interest but do exercise significant influence.

Combined financial position of unconsolidated affiliates (In thousands)	March 30, 2007	December 29, 2006
Current assets	$148,060	$153,581
Property and equipment, net	610,630	608,454
Other non-current assets	440,048	433,418
Current liabilities	(92,380)	(92,507)
Long-term debt, non-recourse to parents	(189,739)	(201,684)
Other non-current liabilities	(658,119)	(653,750)
Net assets	$258,500	$247,512

	Three Months Ended
Combined results of operations of unconsolidated affiliates (In thousands)	March 30, 2007	March 31, 2006
Revenue	$147,254	$138,172
Cost of revenue	(121,320)	(110,931)
Gross profit	$25,934	$27,241

4.             CREDIT FACILITY

     We have a Senior Secured Revolving Credit Facility (the "Credit Facility") that provides for up to $350.0 million in the aggregate of loans and other financial accommodations. The maturity date of the Credit Facility is June 14, 2010. The borrowing rate is LIBOR plus an additional margin of 2.00 percent or, at our option, prime plus an additional margin of 1.00 percent, subject in each case to a 0.25 percent reduction upon our obtaining a specified long-term debt rating. As of March 30, 2007 and December 29, 2006, the effective borrowing rate was 7.32 percent and 7.33 percent, respectively.

     The Credit Facility also provides for other fees, including commitment and letter of credit fees, normal and customary for such credit agreements. Letter of credit fees are calculated using the applicable LIBOR margins stated above plus an issuance fee that is negotiated with the issuing bank. Commitment fees are calculated on the remaining borrowing capacity after subtracting any outstanding borrowings and letters of credit. The commitment fee is 0.50 percent (subject to a 0.25 percent reduction upon our obtaining a specified long-term debt rating). As of March 30, 2007, $126.0 million in face amount of letters of credit were issued and outstanding and no borrowings were outstanding leaving a borrowing capacity of $224.0 million under the Credit Facility.

     The Credit Facility contains financial covenants requiring the maintenance of specified financial and operating ratios, and specified events of default that are typical for a credit facility of this size, type and tenor. The Credit Facility also contains covenants that limit our ability and the ability of some of our subsidiaries to incur debt, grant liens, provide guarantees, make investments, merge with or acquire other companies and pay dividends. As of March 30, 2007, we were in compliance with all of the financial covenants under the Credit Facility. The Credit Facility is secured by substantially all of the assets of Washington Group International and our wholly owned domestic subsidiaries.

5.             OPERATING SEGMENT INFORMATION

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

 Defense provides a complete range of technical services to the Department of Defense, including operations and management services, environmental and chemical demilitarization services, waste handling and storage, architectural engineering services and engineering, procurement and construction services for the armed forces.

 Energy & Environment provides services to the Department of Energy, which is responsible for maintaining the nation’s nuclear weapons stockpile and performing environmental cleanup and remediation. The business unit also provides the United States (“US”) government with construction, contract management, supply-chain management, quality assurance, administrative and environmental cleanup and restoration services. Energy & Environment provides safety management consulting and waste and environmental technology and engineered products, including radioactive waste containers and technical support services.

 The accounting policies of the segments are the same as those described in Note 2, “Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of our 2006 Annual Report. We evaluate performance and allocate resources based on segment operating income. Segment operating income is total segment revenue reduced by segment cost of revenue and includes equity in income of unconsolidated affiliates. Intersegment and other unallocated operating costs principally consist of unallocated costs of our self-insurance program and company-wide development initiatives.

SEGMENT OPERATING INFORMATION

	Three Months Ended
(In thousands)	March 30, 2007	March 31, 2006
Revenue
Power	$214,613	$204,700
Infrastructure	133,705	142,378
Mining	56,419	31,709
Industrial/Process	141,627	125,449
Defense	141,463	152,598
Energy & Environment	148,689	170,999
Intersegment, eliminations and other	860	509
Total revenue	$837,376	$828,342

Gross profit (loss)
Power	$11,615	$11,111
Infrastructure	4,232	(2,757)
Mining	97	(4,714)
Industrial/Process	325	4,609
Defense	9,309	13,603
Energy & Environment	7,291	14,069
Intersegment and other unallocated operating costs	(163)	(878)
Total gross profit	$32,706	$35,043

Equity in income (loss) of unconsolidated affiliates
Power	$(1)	$19
Infrastructure	389	350
Mining	7,877	12,573
Industrial/Process	347	191
Defense	─	─
Energy & Environment	815	57
Total equity in income of unconsolidated affiliates	$9,427	$13,190

Operating income (loss)
Power	$11,614	$11,130
Infrastructure	4,621	(2,407)
Mining	7,974	7,859
Industrial/Process	672	4,800
Defense	9,309	13,603
Energy & Environment	8,106	14,126
Intersegment and other unallocated operating costs	(163)	(878)
Corporate general and administrative expenses	(19,393)	(14,760)
Total operating income	$22,740	$33,473

Assets as of (In thousands)	March 30, 2007	December 29, 2006
Power	$143,913	$126,266
Infrastructure	167,622	165,390
Mining	286,823	270,362
Industrial/Process	130,824	128,567
Defense	98,599	107,917
Energy & Environment	236,070	347,875
Corporate and other	544,984	585,947
Total assets	$1,608,835	$1,732,324

6.              INCOME TAXES AND ADOPTION OF FIN 48

 The effective tax rates for the three months ended March 30, 2007 and March 31, 2006, were 38.1 percent and 39.9 percent, respectively.

 In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”). FIN 48 prescribes a more-likely-than-not recognition threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on various related matters such as derecognition, interest and penalties, and disclosure. An uncertain income tax position is not recognized if it has less than a 50 percent likelihood of being sustained.

 We adopted the provisions of FIN 48 effective December 30, 2006. As of December 29, 2006, we had recognized tax benefits for $22.3 million of tax deductions that we have concluded do not meet the more-likely-than-not threshold for financial statement recognition. As a result, the adoption of FIN 48 resulted in recording an increase to other non-current liabilities and a charge to capital in excess of par value of $5.8 million. In addition, changes in the unrecognized tax benefit would have no impact on the effective tax rate in future periods.

 We recognize interest and penalties accrued related to unrecognized tax liabilities in income tax expense. We had $1.0 million accrued for the payment of interest at December 29, 2006. Upon adoption of FIN 48 on December 30, 2006, no change in our accrual for interest and penalties was required.

 We are subject to taxation in the US and various states and foreign jurisdictions. Our returns for tax years 2002 and 2003 are currently under examination by the Internal Revenue Service (“IRS”). It is reasonably possible that the examination phase of the audit for these years may conclude in the next twelve months. As of March 30, 2007, the IRS has proposed adjustments to certain claimed deductions. We are currently evaluating those proposed adjustments.  We do not anticipate the adjustments would result in a material change to our results of operations and financial position. With few exceptions, we are no longer subject to US federal, state, local or foreign examinations by tax authorities for years before 2002.

7.             CONTINGENCIES AND COMMITMENTS

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

Letters of credit

 In the normal course of business, we cause letters of credit to be issued in connection with contract performance obligations that are not required to be reflected in the accompanying condensed consolidated balance sheets. We are obligated to reimburse the issuer of such letters of credit for any payments made thereunder. At March 30, 2007 and December 29, 2006, $149.9 million and $148.1 million, respectively, in face amount of letters of credit were outstanding. As of March 30, 2007, $126.0 million of the outstanding letters of credit were issued under the Credit Facility and $21.0 million of letters of credit were secured by restricted cash.

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

 On December 29, 2006, the District Court in Nevada disagreed with the specific grounds on which the Bankruptcy Court had determined that the Government’s statutory claims were barred, and on that basis reversed the Bankruptcy Court’s order and remanded the matter back to the Bankruptcy Court for further proceedings. In his Order, the District Court judge specifically noted that on remand, “[t]he Bankruptcy Court may choose among other things, to address whether the Idaho claims are barred for any other reasons, or are otherwise affected by WGI’s Bankruptcy proceedings.” We intend to renew our motion that the Government’s claim in the Bankruptcy Court is nonetheless barred under different theories than those initially addressed by the Bankruptcy Court. On February 23, 2007, the US District Judge reaffirmed that the Idaho Action will remain stayed until the Bankruptcy Court determines whether the government’s claims in the Idaho Action are barred.

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

 On August 29, 2005, Hurricane Katrina devastated New Orleans. The storm surge created by the hurricane overtopped the Industrial Canal levee and floodwall, flooding the Lower Ninth Ward and other parts of the city.

 Between September 19, 2005 and March 30, 2007, twenty-seven personal injury and property damage class action lawsuits have been filed in Louisiana State and Federal court naming us, and twenty-six are currently pending. Other defendants include the USACE, the Board for the Orleans Parish Levee District, and its insurer, St. Paul Fire and Marine Insurance Company. Over 170 hurricane-related cases, including Washington Group International cases, have been consolidated in the Federal District Court for the Eastern District of Louisiana.  The plaintiffs claim that defendants were negligent in their design, construction and/or maintenance of the New Orleans levees. The alleged class of plaintiffs are all residents and property owners who incurred damages arising out of the breach and failure of the hurricane protection levees and floodwalls in the wake of Hurricane Katrina. The allegation against us is that the work we performed adjacent to the Industrial Canal damaged the levee and floodwall and caused and/or contributed to breaches and flooding. The plaintiffs allege damages of $200 billion and demand attorneys’ fees and costs. In the event we are found to have any liability in this matter, we have substantial general liability and professional liability insurance coverage. While the adequacy of the coverage cannot be predicted with certainty, it is believed to be adequate to cover any potential liability which could be imposed on us as a result of this litigation.

 We deny any liability and are vigorously defending these lawsuits. We did not design, construct, repair or maintain any of the levees or floodwalls that failed during or after Hurricane Katrina. There is no evidence that activities performed by us damaged the Industrial Canal levee or floodwall. We will pursue all contractual and equitable rights of indemnity and contribution and leverage all available challenges against class certification.

 Based on the status and nature of this matter at this time, we cannot make an estimate of probable liability, if any. We performed the work adjacent to the Industrial Canal as a contractor for the US government and are pursuing dismissal from the lawsuits either as a result of a motion to dismiss for failure to state a claim or on a motion for summary judgment on the basis that government contractors are immune from liability. Until our motions are decided, class certification decisions are issued, and we know who our co-defendants will be, there is no reasonable basis for accurately predicting the outcome of these actions. Consistent with our accounting policy of accruing legal fees when probable and estimable, as of March 30, 2007, we have accrued $5.7 million for estimated legal defense costs associated with these matters. We believe a portion of these costs are reimbursable under our insurance program and have recorded a corresponding insurance receivable.

General Litigation. In addition to the foregoing, there are other claims, lawsuits, disputes with third parties, investigations, and administrative proceedings against us relating to matters in the ordinary course of our business activities that we do not expect to have a material adverse effect on our financial position, results of operations or cash flows. Government contracts, including work performed for US Government Agencies in Iraq, are subject to specific procurement regulations, contract provisions and a variety of other requirements relating to the formation, administration, performance and accounting for these contracts. As a result of our government contracting, claims for civil or criminal fraud may be brought by the government for violations of those regulations, requirements and statutes.

8.	STOCK PURCHASE WARRANTS AND STOCK/WARRANT BUYBACK PROGRAM

 During the three months ended March 31, 2006, under a stock/warrant buy back program, we purchased 2,038,000 warrants at a cost of $35.0 million and 245,000 shares of common stock for $14.3 million. In addition, 2,262,000 warrants were exercised generating proceeds of $71.2 million and the remaining 192,000 outstanding warrants expired on January 25, 2006. In connection with the stock/warrant buy-back program, we incurred $0.7 million of direct costs.

 As of March 30, 2007, our Board of Directors has authorized $275.0 million for purchases of stock and warrants under the program, of which $174.4 million has been expended. No purchases were made under the program during the three months ended March 30, 2007.

9.	STOCK COMPENSATION PLANS

 We have two share-based compensation plans for officers, key employees and directors (See Note 13 of the Notes to Consolidated Financial Statements in Part II, Item 8 of our 2006 Annual Report). The number of shares authorized for issuance under the plans as of March 30, 2007, totaled 8,402,000, 555,000 of which were available for future issuance. Our policy is to issue new shares of common stock to satisfy stock option exercises. All stock options granted must have an exercise price equal to or greater than the fair value of our common stock on the date the option is granted. Stock options granted have a contractual term of ten years and vest over three years. Restricted stock grants vest on the third anniversary of the date of grant. We recognize compensation cost for these options and restricted shares on a straight-line basis over the service period for the entire award.

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

 The weighted average fair values of stock-based arrangements on the date of grant and the assumptions used to estimate the fair value of the stock options were as follows:

	Three Months Ended
	March 30, 2007	March 31, 2006
Weighted average fair value of:
Stock options granted	$24.13	$22.34
Restricted stock awards	$59.37	$58.34
Average expected volatility	32.9%	34.7%
Expected term (years)	6	5
Average risk-free interest rate	4.5%	4.6%
Expected dividend yield	─	─

 We estimate expected volatility based on historical daily price changes of our common stock for a period that approximates the current expected term of the options. The risk-free interest rate is based on the US Treasury yields in effect at the time of grant corresponding with the expected term of the options. The expected option term is the number of years we estimate that options will be outstanding prior to exercise considering vesting schedules and historical exercise experience. We elected to use the simplified method of estimating the expected option term.

 A summary of stock option and restricted stock award activity under our share-based compensation plans for the three months ended March 30, 2007 is presented in the following tables:

Stock Options Three Months Ended (In thousands, except per share data)	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs)	Aggregate Intrinsic Value
Outstanding as of December 29, 2006	5,101	$31.95
Granted	346	59.37
Exercised	(208)	28.69
Forfeited	(1)	52.40
Outstanding as of March 30, 2007	5,238	$33.89	5.90	$170,399
Exercisable as of March 30, 2007	4,483	$30.18	5.34	$162,465

Restricted Stock Awards Three Months Ended (In thousands, except per share data)	Number of Restricted Shares	Remaining Contractual Life (Yrs)	Weighted Average Aggregate Intrinsic Value
Outstanding as of December 29, 2006	259
Granted	125
Restrictions lapsed	─
Forfeited	─
Outstanding as of March 30, 2007	384	1.92	$4,876

         Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the options or the fair market value at the time of award of restricted shares. The total intrinsic value of stock-based arrangements exercised or on which the restrictions lapsed during the three months ended March 30, 2007 and March 31, 2006, was $6.7 million and $12.9 million, respectively. As of March 30, 2007, total remaining unrecognized compensation cost related to unvested stock-based arrangements was $26.4 million and is expected to be recognized over a weighted average period of 2.29 years. During the three months ended March 30, 2007, options to purchase 208,000 shares of common stock were exercised for proceeds of $6.0 million. The total grant date fair value of stock options that vested during the three months ended March 30, 2007 and March 31, 2006 was $8.2 million and $6.7 million, respectively.

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

OVERVIEW

 We are an international provider of a broad range of design, engineering, construction, construction management, facilities and operations management, environmental remediation and mining services. We offer our various services separately or as part of an integrated package throughout the life cycle of a customer's project. We serve our customers through six business units: Power, Infrastructure, Mining, Industrial/Process, Defense and Energy & Environment.

 We are subject to numerous factors that have an impact on our ability to obtain new work. The Power business unit is dependent on the domestic demand for new power generating facilities and the modification of existing power facilities. Infrastructure is affected by the availability of public sector funding for transportation projects and the availability of bonding. Mining is affected by demand for coal, precious metals and other extractive resources. The Industrial/Process business unit is affected, in general, by the growth prospects in the US economy and more directly by the capital spending plans of its large customer base. Industrial/Process also provides services to the natural gas processing industry. Finally, the Defense and Energy & Environment business units are almost entirely dependent on the spending levels of the US government, in particular, the Departments of Defense and Energy.

CRITICAL ACCOUNTING POLICIES AND RELATED CRITICAL ACCOUNTING ESTIMATES

 Our accounting and financial reporting policies are in conformity with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates, and the reported amounts of revenue and expenses during the reporting periods. Our significant accounting policies are described in Note 2, "Significant Accounting Policies," of the Notes to Consolidated Financial Statements in Item 8 of our 2006 Annual Report, and our critical accounting policies and related critical accounting estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 7 of our 2006 Annual Report. There were no changes in our critical accounting policies during the three months ended March 30, 2007.  As discussed in Note 6, “Income Taxes and Adoption of FIN 48” in Part I, Item 1 of this report, we adopted FIN 48 effective December 30, 2006.  The following discussion of our significant revenue recognition policies has been included to enhance the discussion of financial results for the interim periods presented.

 Revenue recognition. We follow the provisions of the American Institute of Certified Public Accountants Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts.  We recognize revenue on certain engineering and construction-type contracts using the percentage-of-completion method of accounting whereby revenue is recognized as performance under the contract progresses. For most of our fixed-price and target-price contracts, we use a cost-to-cost approach to measure progress towards completion. Under the cost-to-cost method, we make periodic estimates of our progress towards completion by comparing costs incurred to date with total estimated contract costs. Revenue is then calculated on a cumulative basis (project-to-date) as the total contract value multiplied by the current percentage complete. Revenue for a reporting period is calculated as the cumulative project-to-date revenue less project revenue recognized in prior periods. However, we defer profit recognition on fixed-price and certain target-priced contracts until progress is sufficient to estimate the probable outcome, which generally does not occur until the project is at least 20 percent complete.  Fixed-price contracts accounted for 20 and 21 percent of our total revenue for the three months ended March 30, 2007 and March 31, 2006, respectively.

 For contracts that include significant material or equipment costs, we use an efforts expended method to measure progress towards completion based on labor hours, labor dollars or some other measurement of physical completion. For certain long-term contracts involving mining and environmental and hazardous substance remediation, progress towards completion is measured using the units of production method. Revenue from reimbursable or cost-plus contracts is recognized on the basis of costs incurred during the period plus the fee earned. Service-related contracts, including operations and maintenance contracts, are accounted for over the period of performance, in proportion to the costs of performance, evenly over the period or over units of production. Award fees associated with US government contracts are initially estimated and recognized based on historical performance until the customer has confirmed the final award fee. Performance-based incentive fees are included in contract value when a basis exists for the reasonable prediction of performance in relation to established targets. When a basis for reasonable prediction does not exist, performance-based incentive fees are recognized when actually awarded by the customer.

 The amount of revenue recognized depends on whether the contract or project is determined to be an "at-risk" or an "agency" relationship between the customer and us. Determination of the relationship is based on characteristics of the contract or the relationship with the customer. For at-risk relationships, the gross revenue and the costs of materials, services, payroll, benefits, non-income tax and other costs are recognized in our statement of income. For agency relationships, where we act as an agent for our customer, only fee revenue is recognized, meaning that direct project costs and the related reimbursement from the customer are netted.

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

Change orders and claims. Once contract performance is underway, we often experience changes in conditions, customer requirements, specifications, designs, materials and work schedule. Generally, a "change order" will be negotiated with our customer to modify the original contract to approve both the scope and price of the change. Occasionally, however, disagreements arise regarding changes, their nature, measurement, timing and other characteristics that impact costs and revenue under the contract. When a change becomes a point of dispute between our customer and us, we then consider it as a claim.

 Costs related to change orders and claims are recognized when they are incurred. Change orders are included in total estimated contract revenue when it is probable that the change order will result in a bona fide addition to contract value and can be reliably estimated. Estimated contract revenue associated with change orders may include amounts in excess of incurred costs (profit) when agreement with the customer has been reached. Claims are included in total estimated contract revenue, only to the extent that contract costs related to the claim have been incurred, when it is probable that the claim will result in a bona fide addition to contract value and can be reliably estimated, which generally occurs when amounts have been received or awarded. This can lead to a situation where costs are recognized in one period and revenue is recognized when customer agreement is obtained or claim resolution occurs, which can be in subsequent periods. Historical claim recoveries should not be considered indicative of future claim recoveries. No claim revenue was recognized during the three months ended March 30, 2007 and March 31, 2006, respectively.

 Estimated losses on uncompleted contracts and changes in contract estimates. We record provisions for estimated losses on uncompleted contracts in the period in which such losses are identified. The cumulative effect of revisions to contract revenue and estimated completion costs are recorded in the accounting period in which the amounts become evident and can be reasonably estimated. These revisions include such items as the effects of change orders and claims, warranty claims, liquidated damages or other contractual penalties, adjustments for audit findings on US government contracts and contract closeout settlements. It is possible that there will be future and currently unknown significant adjustments to our estimated contract revenue, costs and gross margins for contracts currently in process. These adjustments are common in the construction industry and inherent in the nature of our contracts. These adjustments could, depending on the magnitude of the adjustments and/or the number of contracts being completed, materially, positively or negatively, affect our operating results in an annual or quarterly reporting period.

BUSINESS UNIT NEW WORK AND BACKLOG

 New work represents the monetary value of a contract entered into with a customer that is binding on both parties and reflects the revenue, or equity in income, expected to be recognized from that contract.

 Backlog represents the total accumulation of new work awarded less the amount of revenue, or equity in income, recognized to date on contracts at a specific point in time. We believe backlog is an indicator of future earnings potential. Although backlog reflects business that we consider to be firm, cancellations or reductions may occur and may reduce backlog and future revenue. We have a significant number of customers that consistently extend or add to the scope of existing contracts. We do not include any estimate of this ongoing work in backlog until awarded.

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

•
At-risk and agency contracts - The amount of new work and related backlog recognized depends on whether the contract or project is determined to be an "at-risk" or "agency" relationship between the customer and us. For at-risk relationships, the expected gross revenue is included in new work and backlog. For relationships where we act as an agent for our customer, only the expected net fee revenue is included in new work and backlog.

 New work, which represents additions to backlog for the period, is presented below for each business unit:

	Three Months Ended
NEW WORK (In millions)	March 30, 2007	March 31, 2006
Power	$419.9	$161.0
Infrastructure	110.1	95.3
Mining	80.5	73.5
Industrial/Process	105.0	201.5
Defense	175.0	108.7
Energy & Environment	296.1	158.1
Other	0.9	0.2
Total new work	$1,187.5	$798.3

 Based on the nature of our new work and the bidding and awarding process, our new work can fluctuate significantly period-to-period. The increase in new work to $1.2 billion during the three months ended March 30, 2007 from $798.3 million in the prior year comparable period is primarily related to new clean air modification projects in our Power business unit, higher funding authorization for Defense’s chemical demilitarization projects, and Department of Energy contract extensions and continuations in our Energy & Environment business unit.

 New work for the three months ended March 30, 2007 includes the following significant contracts:

Three Months Ended
(In millions)	March 30, 2007
Power
Clean air modification projects	$233.5
New generation	115.2
Infrastructure
Engineering services	24.0
Middle East task orders	16.7
Mining
Contract mining services project	48.3
Industrial/Process
Oil and gas projects	55.4
Defense
Chemical demilitarization contract continuations	164.5
Energy & Environment
Department of Energy contract extensions and continuations	172.8
Consulting services	25.1
Middle East task orders	20.5

 The following table summarizes our changes in backlog for each of the periods presented:

	Three Months Ended
CHANGES IN BACKLOG (In millions)	March 30, 2007	March 31, 2006
Beginning backlog	$5,604.8	$4,880.3
New work	1,187.5	798.3
Adjustments to backlog	(51.5)	(66.6)
Revenue and equity income recognized	(846.8)	(841.5)
Ending backlog	$5,894.0	$4,770.5

 The backlog adjustment during the three months ended March 30, 2007 primarily resulted from an agreement to terminate a contract mining project. The adjustment during the three months ended March 31, 2006 primarily resulted from a negotiated change order on a contract that reduced the remaining contract term from ten years to five years with two five-year renewal options.

 Backlog at March 30, 2007 and December 29, 2006 consisted of the following for each business unit:

BACKLOG (In millions)	March 30, 2007	December 29, 2006
Power	$1,467.3	$1,262.0
Infrastructure	760.5	799.6
Mining	714.3	733.3
Industrial/Process	1,190.6	1,227.6
Defense	986.9	953.6
Energy & Environment	774.4	628.7
Total backlog	$5,894.0	$5,604.8

 At March 30, 2007, our backlog was $5.9 billion, an increase of $289.2 million from December 29, 2006. Based on our backlog recognition policies by contract type, reported backlog at March 30, 2007 excludes $2.8 billion of government contracts to be performed beyond two years and $0.8 billion of mining contracts to be performed beyond the next five years. Our backlog at March 30, 2007 consisted of approximately 82 percent cost-type and 18 percent fixed-price contracts compared with 80 percent cost-type and 20 percent fixed-price contracts at the end of 2006.

RESULTS OF OPERATIONS

 The following table summarizes our results of operations for the three months ended March 30, 2007 and March 31, 2006, and is included to facilitate our analysis and discussion of results of operations.

	Three Months Ended
(In millions)	March 30, 2007	March 31, 2006
Revenue	$837.4	$828.3
Gross Profit	32.7	35.0
Equity in income of unconsolidated affiliates	9.4	13.2
General and administrative expenses	(19.4)	(14.7)
Operating income	22.7	33.5
Interest income	3.0	2.6
Interest expense	(1.5)	(1.9)
Other expense, net	(0.4)	(0.4)
Income before income taxes and minority interests	23.8	33.8
Income tax expense	(9.1)	(13.5)
Minority interests in income of consolidated subsidiaries, net of tax	(1.7)	(1.3)
Net income	$13.0	$19.0

THREE MONTHS ENDED MARCH 30, 2007 COMPARED TO
THREE MONTHS ENDED MARCH 31, 2006

Revenue and operating income

     Revenue for the three months ended March 30, 2007 increased $9.1 million from the comparable period in 2006. The net increase in revenue consists of higher revenue from new projects including power clean air modification projects, a new bauxite mine in Jamaica, a uranium enrichment facility in New Mexico, and a new cement plant in Missouri. The increase in revenue from new projects was partially offset by the completion of certain projects and decreasing volume of work in Iraq. Revenue from work in the Middle East decreased $28.4 million to $61.4 million for the three months ended March 30, 2007 compared to $89.8 million for the three months ended March 31, 2006 due to the completion of task orders. We expect revenue from work in Iraq to continue to decline as current task orders are completed and funding for new task orders is limited.

     A summary of the significant changes in operating income is included in the following table:

(In millions)
Operating income for the three months ended March 31, 2006	$33.5
Increase in earnings from new contracts	6.2
Increase in earnings from continuing contracts	5.4
Decrease in earnings from completion of contracts	(3.4)
Decrease in earnings from MIBRAG mining venture	(5.1)
Significant highway project loss in 2006	6.9
Decrease in earnings from task order work in the Middle East	(9.3)
Increase in business development costs	(6.1)
Increase in general and administrative expenses	(4.6)
Other	(0.8)
Net decrease	(10.8)
Operating income for the three months ended March 30, 2007	$22.7

 The diversification of our business may cause margins to vary between periods due to the inherent risks and rewards on fixed-price contracts causing unplanned gains and losses on contracts. Margins may also vary between periods due to changes in mix and timing of contracts executed by us, which contain various risk and profit profiles and are subject to uncertainties inherent in the estimation process. As discussed in our summary of critical accounting policies, we provide for estimated losses on contracts when such losses are identified and can be reasonably estimated. However, we do not recognize revenue for change orders or claims until it is probable that they will result in additions to the contract value. In many cases, revenue is not recognized until an actual settlement is reached. The combination of these accounting policies can result in volatility in operating income with a charge recognized in one period and a change order or claim revenue recognized in a subsequent period.

 For a more detailed discussion of our revenue and operating income, see “Business Unit Results,” later in this Management’s Discussion and Analysis.

Equity in income of unconsolidated affiliates

 Equity in income of unconsolidated affiliates for the three months ended March 30, 2007 declined $3.8 million from the comparable period of 2006. The most significant component of this decline was a $5.1 million decline in earnings from our share of the MIBRAG mining venture in Germany. MIBRAG’s decrease was partially offset by earnings from our interest in an affiliate that operates a national laboratory for the Department of Energy.

 The $5.1 million decline in MIBRAG’s 2007 earnings as compared to 2006 is due to a $2.1 million favorable impact in the first quarter of 2006 from the adoption of a new accounting pronouncement and due to lower coal sales to MIBRAG’s power plant customers as a result of lower power demand in the first quarter of 2007 as compared to the first quarter of 2006.

General and administrative expenses

 General and administrative expenses for the three months ended March 30, 2007 increased by $4.6 million from the comparable period of 2006 primarily due to higher costs associated with information systems, employee development, legal and other outside consulting services associated with operational efficiencies and cost reduction initiatives.

Income tax expense

 The effective income tax rates for the three months ended March 30, 2007 and March 31, 2006 were 38.1 percent and 39.9 percent, respectively. The decline in the tax rate for the three months ended March 30, 2007 is primarily due to the impact of foreign tax credits.

BUSINESS UNIT RESULTS

	Three Months Ended
(In millions)	March 30, 2007	March 31, 2006
Revenue
Power	$214.6	$204.7
Infrastructure	133.7	142.4
Mining	56.4	31.7
Industrial/Process	141.6	125.4
Defense	141.5	152.6
Energy & Environment	148.7	171.0
Intersegment and other	0.9	0.5
Total revenue	$837.4	$828.3

Operating income (loss)
Power	$11.6	$11.1
Infrastructure	4.6	(2.4)
Mining	8.0	7.9
Industrial/Process	0.7	4.8
Defense	9.3	13.6
Energy & Environment	8.1	14.1
Intersegment and other unallocated operating costs	(0.2)	(0.8)
Total segment operating income	42.1	48.3
General and administrative expenses, corporate	(19.4)	(14.8)
Total operating income	$22.7	$33.5

Power

 Revenue for the three months ended March 30, 2007 increased $9.9 million, or 5 percent, from the comparable period in 2006. The increase is primarily due to new clean air modification projects, a uranium enrichment facility in New Mexico and a new generation project in Arizona. Higher revenue was also driven by continuing projects including a new generation project in Puerto Rico and a natural gas project in Wisconsin. The higher revenue from new and continuing projects was partially offset by a $35.7 million decrease in revenue from work in the Middle East to $26.0 million for the three months ended March 30, 2007 from $61.7 million for the comparable period in 2006. The decline in Middle East revenue is a result of the completion of task orders and a decrease in funding for new task orders.

 Operating income for the three months ended March 30, 2007 of $11.6 million increased slightly from the comparable period in 2006. The new projects referenced above contributed to higher earnings in the first quarter of 2007 and earnings from continuing projects increased as the projects progressed to completion. Offsetting these increases is a $5.4 million decline in earnings from work in the Middle East due to decreased task orders. Earnings from the Middle East were $1.8 million in the first quarter of 2007 as compared to $7.2 million in the comparable period in 2006.

Infrastructure

 Revenue for the three months ended March 30, 2007 declined $8.7 million, or 6 percent, from the comparable period in 2006 primarily as a result of the wind-down of a light rail project in New Jersey, completion of a bridge project in Florida and decreases in certain continuing projects. The decrease in revenue was partially offset by increased activity on a fixed-price highway project in California and on certain operation and maintenance projects. Middle East revenue totaled $19.0 million for the three months ended March 30, 2007 compared to $17.5 million in the comparable period in 2006.

 Infrastructure generated operating income for the three months ended March 30, 2007 of $4.6 million as compared to a $2.4 million operating loss for the comparable period in 2006. The increase in earnings was primarily related to improved performance on two fixed-price highway projects in California. Through December 29, 2006, Infrastructure had recorded a total of $134.6 million of contract losses on the largest project and $31.6 million of contract losses on the second project (before minority interest of $11.1 million). During the three months ended March 31, 2006, a $6.9 million charge was recorded on the largest project as compared to no loss in the three months ended March 30, 2007. Additionally, during the three months ended March 30, 2007, the second project negotiated additional change orders with the customer resulting in the recovery of $2.5 million of prior losses (before minority interest of $0.9 million). Partially offsetting the increase related to the highway projects was a $4.4 million decrease in Middle East earnings from $6.4 million in 2006 to $2.0 million in 2007.

 The largest fixed-price highway project is a $392.2 million fixed-price highway project in California that is being performed by a construction joint venture in which we have a 50 percent interest. The losses have resulted from various developments including final design and other customer specifications, state regulatory agency requirements, material quantity and cost growth, higher subcontractor and labor costs, and impacts from schedule delays. As of March 30, 2007, the contract is approximately 78 percent complete, measured on a cost-to-cost basis, and is scheduled to be substantially complete in 2007.

 The second project is a $261.8 million fixed-price highway project in California that is being performed by a joint venture in which we have a 65 percent interest. The cost growth on this contract is primarily related to customer design changes and related impacts. During the fourth quarter of 2006, a $10.8 million (before minority interest of $3.8 million) change order recovery was agreed to by the customer. During the first quarter of 2007, $2.5 million (before minority interest of $0.9 million) of additional change orders have been agreed to and negotiations are continuing. As of March 30, 2007, the project is approximately 71 percent complete, measured on a cost-to-cost basis, and is scheduled to be complete in 2008.

 To date, only a portion of the cost increases on the two highway projects have been agreed to with the customers and acknowledged with change orders. Our share of pending change orders and claims submitted to the customers total approximately $71.5 million. An additional $21.0 million are in process. In response to our claims, one of the customers has filed certain counterclaims against us. We believe that we will realize significant recoveries once the claim process is completed. Recoveries are recognized only when it is probable they will result in additional revenue and the amount can be reliably estimated, which generally occurs when amounts have been received or awarded. We have not recognized any recoveries related to the pending change orders and claims. Operating results to date are based on current estimates and actual results may differ from our estimates.

 Subsequent to March 30, 2007, we settled a claim on a completed fixed-price highway project in Nevada. Pursuant to our revenue recognition policy of recording revenue from claims in the period received or awarded, the claim settlement of $5.4 million will be recognized in the second quarter of 2007.

Mining

 Revenue for the three months ended March 30, 2007 increased $24.7 million, or 78 percent, compared to 2006. The increase is primarily attributable to new work at a bauxite mine in Jamaica and an increase in work on a silver mine in Bolivia. These increases were partially offset by the completion of a gold mine project in Nevada.

 Operating income for the three months ended March 30, 2007 of $8.0 million increased slightly from the same period in 2006. Equity in earnings of MIBRAG decreased to $7.2 million in the first quarter of 2007 from $12.3 million for the three months ended March 31, 2006. The $5.1 million decrease is due to a $2.1 million favorable impact in the first quarter of 2006 from the adoption of a new accounting pronouncement and due to lower coal sales to MIBRAG’s power plant customers as a result of lower power demand. The decrease in equity in earnings of MIBRAG was offset by higher earnings from contract mining projects, including a net gain on the termination of a mining services contract. Effective March 30, 2007, we agreed with Westmoreland Resources to conclude our contract mining services agreement at a coal mine in Montana, which provided for compensation to us in lieu of future services and the transfer of certain mining equipment, inventory, and reclamation liabilities to Westmoreland Resources.  The transaction resulted in a net gain of $6.1 million, of which $1.0 million has been deferred due to our continuing 20 percent interest in Westmoreland Resources. This gain more than offset the operating loss incurred on the project in the quarter of $4.3 million.

Industrial/Process

 Revenue for the three months ended March 30, 2007 increased $16.2 million, or 13 percent, from the comparable period of 2006. The increase in revenue was primarily due to new contracts, including a cement plant in Missouri, an industrial maintenance chemical plant project in Ohio and increases on two continuing facility management projects. The increase was partially offset by lower revenue on an oil and gas project in Qatar and lower volume within the Life Sciences division.

 Operating income for the three months ended March 30, 2007 decreased $4.1 million from the comparable period of 2006. The decrease is primarily related to an oil and gas project in Qatar. During the first quarter of 2006, we recognized earnings of $4.8 million on the Qatar project as it reached the stage of completion at which earnings recognition commences pursuant to our accounting policies.

Defense

 Revenue for the three months ended March 30, 2007 decreased $11.1 million, or 7 percent, from the comparable period of 2006. Revenue decreased due to lower volume of operations and maintenance activities at one chemical demilitarization project in the US and due to lower funding for a threat reduction project in the former Soviet Union. The decrease was partially offset by higher activity on a chemical demilitarization project in Albania.

 Operating income for the three months ended March 30, 2007 decreased $4.3 million from the comparable period of 2006. The decrease is primarily due to the factors driving the revenue decrease, lower earnings from completed projects, and the first quarter of 2006 included a favorable prior year indirect rate adjustment.

Energy & Environment

 Revenue for the three months ended March 30, 2007 decreased $22.3 million, or 13 percent, from the comparable period of 2006. The decrease was primarily due to severance costs associated with a workforce reduction that occurred in the first quarter of 2006 at an environmental cleanup project in Idaho and a restructuring of a Department of Energy management services contract in 2006. The decrease in revenue was partially offset by revenue from continuing projects in the Middle East. Revenue from the Middle East increased $5.7 million from $10.7 million for the three months ended March 31, 2006 to $16.4 million for the three months ended March 30, 2007.

 Operating income for the three months ended March 30, 2007 decreased $6.0 million, or 43 percent, primarily due to a $6.3 million increase in business development related costs associated with various Department of Energy bids and new work opportunities in the United Kingdom. The increase in business development costs was partially offset by higher earnings on continuing projects and an increase in earnings from the Middle East to $1.1 million for the three months ended March 30, 2007 from $0.6 million in the comparable period in 2006.

 Energy & Environment participates in a Department of Energy nuclear waste processing facility construction project in Washington that has experienced significant scope and cost increases. The project is cost reimbursable with performance and cost-based incentive fees. Due to the significant scope and cost increases, changes to the fee structure are currently being negotiated with the Department of Energy. If the negotiations are successful, we will recognize a cumulative adjustment to project to date earnings based on percent complete, which could occur in 2007 or later.

 Additionally, we have submitted a Request for Equitable Adjustment (“REA”) to the Department of Energy with respect to a large Department of Energy management services contract that expired on December 31, 2006. Although the contract has been extended for a period of eighteen to twenty four months, the REA requests compensation for negative impacts from funding shortfalls and other factors on performance fees earned under the contract. If the REA is successful, we would receive additional fees for work performed under the contract, which could occur in 2007 or later.

FINANCIAL CONDITION AND LIQUIDITY

 We have three principal sources of liquidity: (1) cash generated by operations (2) existing cash and cash equivalents and (3) available capacity under our Credit Facility. We had cash and cash equivalents of $251.3 million at March 30, 2007, of which $66.1 million was restricted for use in the normal operations of our consolidated joint venture projects or was restricted under our self-insurance programs. As of March 30, 2007, we had no borrowings and $126.0 million in face amount of letters of credit outstanding under the Credit Facility, leaving a borrowing capacity of $224.0 million under the facility. For more information on our financing activities, see Note 4 “Credit Facility,” of the Notes to Condensed Consolidated Financial Statements in Item 1.

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

•
Commercial terms. The commercial terms of our contracts with customers and subcontractors may vary by business unit, contract type and customer type and utilize a variety of billing and payment terms. These could include customer advances, milestone payment schedules, monthly or bi-monthly billing cycles, and performance based incentives. Additionally, some customers have requirements on billing documentation including documentation from subcontractors, which may increase the level of billing complexity and cause delays in the billing cycle and collection cycle from period to period.

•
Contract life cycle. Our contracts typically involve initial cash for working capital during the start-up phase, reach a cash neutral position and eventually experience a reduction of working capital during the wind-down and completion of the project.

•	Delays in execution. At times, we may experience delays in scheduling and performance of our contracts and encounter unforeseen events or issues that may negatively affect our cash flow.

 The following tables summarize our liquidity position and cash flow activities.

Liquidity (In millions)	March 30, 2007	December 29, 2006
Cash and cash equivalents	$185.2	$232.1
Restricted cash	66.1	65.5
Total	$251.3	$297.6

	Three Months Ended
Cash flow activities (In millions)	March 30, 2007	March 31, 2006
Net cash provided (used) by:
Operating activities	$(20.5)	$(25.4)
Investing activities	(33.3)	(11.5)
Financing activities	6.9	35.6
Decrease in cash and cash equivalents	$(46.9)	$(1.3)

 The discussion below highlights significant aspects of our cash flows.

•
Operating activities:  For the three months ended March 30, 2007, operating activities used $20.5 million of cash. During the period, operating activities included net income of $13.0 million and several significant non-cash charges including non-cash income taxes of $8.0 million, depreciation and amortization of $10.5 million, and stock-based compensation of $4.0 million. Cash flow was impacted by an increase in working capital of $51.0 million principally due to funding $17.9 million of losses on two highway projects, other project working capital requirements and payments made for incentive compensation. Working capital requirements for the US Army Corps of Engineers task orders in the Middle East increased $11.5 million to $32.0 million at March 30, 2007 from $20.5 million at December 29, 2006.

For the three months ended March 31, 2006, operating activities used $25.4 million of cash. During the period, operating activities included net income of $19.0 million and several significant non-cash charges including non-cash income taxes of $12.6 million, depreciation and amortization of $9.7 million, and stock-based compensation of $2.1 million. Cash flow was impacted by an increase in working capital of $55.8 million principally due to funding the losses on highway projects, other project working capital requirements and payments made for incentive compensation. At March 31, 2006, working capital requirements related to work in the Middle East declined to $44.4 million from $58.0 million at December 30, 2005.

•	Investing activities: During the three months ended March 30, 2007, investing activities used $33.3 million of cash, primarily for property and equipment acquisitions for our Mining business unit.

During the three months ended March 31, 2006, investing activities used $11.5 million of cash, primarily for property and equipment acquisitions for our Infrastructure and Mining business units.

•
Financing activities:  During the three months ended March 30, 2007, financing activities generated $6.9 million of cash. Options to purchase 208,000 shares of common stock were exercised generating $6.0 million of cash. An additional $0.7 million of cash was received in January 2007 for options exercised at the end of December 2006.

During the three months ended March 31, 2006, financing activities generated $35.6 million of cash. During the period, we purchased and cancelled 2.0 million warrants at a cost of $35.7 million; 2.3 million warrants were exercised providing proceeds of $71.2 million and the remaining 192,000 warrants expired. Options to purchase 405,000 shares of common stock were exercised generating $9.8 million in cash and we purchased 245,000 shares of our common stock for $14.3 million.

Income taxes

 We anticipate that cash payments for income taxes for 2007 and later years will be substantially less than income tax expense recognized in our consolidated financial statements. This difference results from expected tax deductions for tax goodwill amortization and from the use of net operating loss (“NOL”) carryovers and foreign tax credit carryforwards. As of March 30, 2007, we have remaining tax goodwill of $45.5 million resulting from the original acquisition of the Government Services Business in 1999 and $458.0 million resulting from the acquisition of Raytheon Company and Raytheon Engineers & Constructors International, Inc. The amortization of this tax goodwill is deductible over remaining periods of 7.0 and 8.3 years, respectively, resulting in annual tax deductions of $62.1 million. The federal NOL carryovers as of March 30, 2007 were approximately $173.1 million, most of which are subject to an annual limitation of $26.5 million and expire in years 2020 through 2026. Unused available NOL carryovers from previous years plus the 2007 annual limitation of $26.5 million would allow us to use up to approximately $75.5 million of the NOL carryovers in 2007. Until the tax goodwill deductions and the NOL carryovers are exhausted, we will not pay cash taxes (other than a minimal impact for alternative minimum tax) on the first $88.6 million of federal taxable income before tax goodwill amortization and application of NOL carryovers each year. We have $137.6 million of tax goodwill deductions and NOL carryovers available for 2007. In addition, as of March 30, 2007, we have $44.4 million of foreign tax credits available to offset future federal taxes payable.

Cash flows for 2007

 In 2007, we expect negative cash flow from operations. Specific issues, which are relevant to understanding 2007 cash flows, include:

•
Operating Activities:  We expect to fund approximately $50.0 million of the highway project losses during 2007 of which $17.9 million has been funded through March 30, 2007. Future change orders and claim recoveries on these projects, if received, would reduce the amount of required funding.

•
Property and equipment: Capital expenditures for construction and mining projects, along with normal capital expenditures to upgrade our information systems hardware and software, are expected to be approximately $65 to $75 million of which approximately $38.3 million has been purchased through March 30, 2007. Additionally, in the normal course of business, we sell a portion of our construction and mining equipment fleet each year, depending on estimated future requirements. We expect depreciation expense to amount to approximately $33.7 million in 2007.

•
Income taxes: Because of anticipated utilization of tax goodwill amortization of $62.1 million, and the availability of approximately $75.5 million of NOL carryovers and foreign tax credits, we will likely not pay federal taxes, other than a minimal amount for alternative minimum tax. We will pay state and foreign income taxes.

•
Pension and post-retirement benefit obligations: We expect to fund $8.5 million of our pension and post-retirement benefit obligations during 2007 as compared to $14.0 million in 2006. We estimate financial statement expense under these plans to be approximately $4.8 million in 2007 as compared to $6.7 million in 2006. As of March 30, 2007, $1.3 million of contributions have been made to the pension and post-retirement plans.

Financial condition and liquidity

 We expect to use cash to, among other things, satisfy contractual obligations, fund working capital requirements and make capital expenditures. We believe that our cash flows from operations, existing cash and cash equivalents and available capacity under our revolving Credit Facility will be sufficient to meet our reasonably foreseeable liquidity needs.

 In line with industry practice, we are often required to provide surety bonds to customers under fixed-price contracts. These bonds indemnify the customer should we fail to perform our obligations under the contract. If a bond is required for a particular project and we are unable to obtain an appropriate bond, we cannot pursue that project. We have existing bonding capacity but, as is customary, the issuance of a bond is at the sureties’ discretion. Moreover, due to events that affect the insurance and bonding markets generally, bonding may be more difficult to obtain in the future or may only be available at significant additional cost. Although there can be no assurance that bonds will continue to be available on reasonable terms, we believe that we have access to the bonding necessary to achieve our operating goals.

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

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”)

 We view EBITDA as a performance measure of operating liquidity, and as such we believe that the GAAP financial measure most directly comparable to it is net cash provided by operating activities (see reconciliation of EBITDA to net cash used by operating activities below). EBITDA is not an alternative to and should not be considered instead of, or as a substitute for, earnings from operations, net income or loss, cash flows from operating activities or other statements of operations or cash flow data prepared in conformity with GAAP, or as a GAAP measure of profitability or liquidity. In addition, our calculation of EBITDA may or may not be comparable to similarly titled measures of other companies.

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

 Components of EBITDA are presented below:

	Three Months Ended
(In millions)	March 30, 2007	March 31, 2006
Net income	$13.0	$19.0
Interest expense	1.5	1.9
Income tax expense	9.1	13.5
Depreciation and amortization	10.3	9.2
EBITDA	$33.9	$43.6

Reconciliation of EBITDA to net cash used by operating activities

 We believe that net cash used by operating activities is the financial measure calculated and presented in accordance with GAAP that is most directly comparable to EBITDA. The following table reconciles EBITDA to net cash used by operating activities for each of the periods for which EBITDA is presented.

	Three Months Ended
(In millions)	March 30, 2007	March 31, 2006
EBITDA	$33.9	$43.6
Interest expense	(1.5)	(1.9)
Income tax expense	(9.1)	(13.5)
Cash paid for reorganization items	(1.1)	(0.5)
Amortization of deferred financing fees	0.2	0.6
Non-cash income tax expense	8.0	12.6
Minority interests in income of consolidated subsidiaries, net of tax	1.7	1.4
Equity in income of unconsolidated affiliates, less dividends received	(1.5)	(10.5)
Gain on sale of assets, net	(2.5)	(0.2)
Stock-based compensation expense	4.0	2.1
Excess tax benefits from exercise of stock options	(1.6)	(3.4)
Changes in operating assets, liabilities and other	(51.0)	(55.7)
Net cash used by operating activities	$(20.5)	$(25.4)

ACCOUNTING STANDARDS

Recently issued accounting standards

 In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for our fiscal year 2008 and interim periods within fiscal 2008, with early adoption permitted. We are currently evaluating the impact, if any, that SFAS No. 157 will have on our financial statements.

 In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for our fiscal year 2008 and interim periods within fiscal 2008, with early adoption permitted. We are currently evaluating the impact, if any, that SFAS No. 159 will have on our financial statements.

Adoption of accounting standards

             In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS No. 158 requires employers to recognize the overfunded or underfunded status of a defined benefit pension or postretirement plan as an asset or liability in its statement of financial position, recognize changes in that funded status in the year in which the changes occur through comprehensive income and measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year. We adopted certain recognition provisions of SFAS No. 158 as of December 29, 2006, and will be required to adopt the remaining measurement provisions of SFAS No. 158 in 2008.  Those provisions require that we measure our plan’s assets and its obligations that determine its funded status as of the end of our fiscal year.  Our current measurement date is October 31.

         In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a more-likely-than-not recognition threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on various related matters such as derecognition, interest and penalties, and disclosure. An uncertain income tax position will not be recognized if it has less than a 50 percent likelihood of being sustained. We adopted the provisions of FIN 48 on December 30, 2006.  See Note 6, “Income Taxes and Adoption of FIN 48,” of the Notes to Condensed Consolidated Financial Statements in Item 1 of this report for disclosure of the impact of adopting FIN 48.

 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

 Our exposure to market risk for changes in interest rates relates primarily to our Credit Facility. Substantially all cash and cash equivalents at March 30, 2007 were held in highly liquid instruments.

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

Foreign currency risk

 We conduct our business in various regions of the world. Our operations are, therefore, subject to volatility because of currency fluctuations, inflation changes and changes in political and economic conditions in these countries. We are subject to foreign currency translation and exchange issues, primarily with regard to our mining venture, MIBRAG, in Germany. At March 30, 2007 and December 29, 2006, the cumulative adjustments for translation gains, net of related income tax benefits, were $26.8 million and $25.8 million, respectively. While we endeavor to enter into contracts with foreign customers with repayment terms in US dollars in order to mitigate foreign exchange risk, our revenues and expenses are sometimes denominated in local currencies, and our results of operations may be affected adversely as currency fluctuations affect our pricing and operating costs or those of our competitors. We may engage from time to time in hedging operations, including forward foreign exchange contracts, to reduce the exposure of our cash flows to fluctuations in foreign currency rates. We do not engage in hedging for speculative investment reasons. We can give no assurances that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies.

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

    “Disclosure Controls” are controls and procedures that are designed to reasonably ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure Controls are also designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

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

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

 As previously reported, we were sued in the Supreme Court of New York, County of Kings in connection with construction management and inspection services performed by Washington Infrastructure, Inc. for a new school facility for the School Construction Authority of the City of New York by the prime contractor. This suit, Trataros Construction, Inc. et al., v. The New York City School Construction Authority et al., Index No. 20213/01, has been in the discovery stage for years and there have been no material developments in the proceedings in some time. To the extent there are additional material developments in this suit, we will discuss them in future reports under the Exchange Act.

 We incorporate by reference the information regarding legal proceedings set forth under the caption “Legal Matters” in Note 7, “Contingencies and Commitments,” of the Notes to Condensed Consolidated Financial Statements in Item 1 of this report. Our legal proceedings are also described in Part I, Item 3 “Legal Proceedings” and Note 11, “Contingencies and Commitments,” of the Notes to the Consolidated Financial Statements in Item 8 of our 2006 Annual Report.

 Our reorganization case is In re Washington Group International, Inc. and Related Cases, Docket No. BK-N 01-31627-GWZ, in the US Bankruptcy Court for the District of Nevada.

 The personal injury and property damage lawsuits discussed under the caption “Legal Matters” and referred to as “New Orleans Levee Failure Class Action Litigation” in Note 7, “Contingencies and Commitments” of the Notes to Condensed Consolidated Financial Statements in Item 1 of this report refers to Berthelot, et al. v. Boh Bros. Construction Co., LLC, et al., Case No. 05-4182; Vodanovich, et al. v. Boh Bros. Construction Co., LLC, et al., Case No. 05-5237; Kirsch, et al. v. Boh Bros. Construction Co., LLC, et al., Case No. 05-6073; Ezell v. Boh Bros. Construction Co., LLC, et al., Case No. 05-6314; Brown, et al. v. Boh Bros. Construction Co., LLC, et al., Case No. 05-6324; LeBlanc, et al. v. Boh Bros. Construction Co., LLC, et al., Case No. 05-6327; Finney, et al. v. Boh Bros. Construction Co., LLC, et al.,, Case No. 06-0886; Christenberry, et al. v. Board of Commissioners of the Orleans Levee District, et al., Case No. 06-2278; Sanchez, et al. v. Boh Bros. Construction Co., LLC, et al., Case No. 06-2287; C. Adams, et al. v. Boh Bros. Construction Co., LLC, et al., Case No. 06-4065; Brock, et al. v. Boh Bros. Construction Co., LLC, et al., Case No. 06-4931; Fleming, et al. v. The United States of America, et al., Case No. 06-5159; G. Adams, et al. v. Boh Bros. Construction Co., LLC, et al., Case No. 06-4634; Gisevius v. Boh Bros. Construction Co., LLC, et al., Case No. 06-5308; Holmes, et al. v. The United States of America, et al., Case No. 06-5161; Joseph, et al. v. New Orleans Sewage and Water Board, et al., Case No. 06-5032; LeDuff, et al. v. Boh Bros. Construction Co., LLC, et al., Case No. 06-5260; O’Dwyer(1) v. Boh Bros Construction Col, LLC, et al., Case No. 05-4181, O’Dwyer(3) v. Dept. of Trans. and Dev., et al., Case No. 06-4389; Bradley, et al. v. Boh Bros. Construction Co., LLC, et al., Case No. 06-225; O’Dwyer(2) v. Dept. of Trans. and Dev., et al., Case No. 06-5786; Richardson v. Boh Bros. Construction Co., LLC, et al., Case No. 06-8708; and Yacob v. Board of Commissioners for Orleans Levee District, et al., Case No. 06-5937; Cochran, et. al. v. Boh Bros. Construction Co., LLC, et al., Case No. 06-5785; Ciuffi v. United States of America, et al., Case No. 07-1271; and Carney v. Boh Bros. Construction Co., LLC, Case No. (not yet assigned), all currently pending in the US District Court for the Eastern District of Louisiana and consolidated under the Berthelot case.

 The lawsuit relating to our USAID-financed projects in Egypt discussed under the caption “Legal Matters” and referred to as “Litigation and Investigation related to USAID Egyptian Projects” in Note 7, “Contingencies and Commitments” of the Notes to Condensed Consolidated Financial Statements in Item 1 of this report refers to United States of America v. Washington Group International, Inc., et al., Case No. CIV-04545S-EJL, in the US District Court for the District of Idaho.

II-1

ITEM 1A.  RISK FACTORS

   There have been no material changes in our risk factors from those disclosed in our 2006 Annual Report.

ITEM 2.     UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

Issue Repurchases of Equity Securities

   We did not repurchase any shares of our common stock during the three months ended March 30, 2007.  We are authorized to repurchase up to approximately $100.0 million of outstanding shares of common stock in open market or negotiated transactions.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5.     OTHER INFORMATION

    None.

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

Date: May 9, 2007

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