Form 10-Q
period 2007-06-29
WASHINGTON GROUP INTERNATIONAL INC
filed 2007-08-06
CIK 906469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

______________

FORM 10-Q
_____________

                        (Mark one)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                      For the Quarterly Period Ended June 29, 2007

OR

 ☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                     For the transition period from _____________ to _____________

Commission File Number 1-12054

_____________

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
☒  Large accelerated filer                           ☐  Accelerated filer                           ☐  Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
☐ Yes   ☒ No

Number of shares of common stock outstanding at July 27, 2007:  29,297,592

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

For a description of additional risk factors that may affect our businesses, financial position or results of operations, see “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and “Business – Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 29, 2006 (“2006 Annual Report”).

ii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
	Three Months Ended		Six Months Ended
(In thousands, except per share data)	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Revenue	$951,877	$890,057	$1,789,253	$1,718,399
Cost of revenue	(906,551)	(824,704)	(1,711,220)	(1,618,003)
Gross profit	45,326	65,353	78,033	100,396
Equity in income of unconsolidated affiliates	3,506	3,625	12,934	16,816
General and administrative expenses	(18,303)	(20,246)	(37,698)	(35,007)
Operating income	30,529	48,732	53,269	82,205
Interest income	1,800	2,465	4,767	5,138
Interest expense	(1,447)	(1,752)	(2,981)	(3,684)
URS merger related costs	(6,650)	─	(6,650)	─
Other income (expense), net	(47)	485	(410)	103
Income before income taxes and minority interests	24,185	49,930	47,995	83,762
Income tax expense	(12,400)	(20,196)	(21,462)	(33,696)
Minority interests in income of consolidated entities, net of tax	(1,103)	(1,034)	(2,802)	(2,406)

Net income	$10,682	$28,700	$23,731	$47,660

Net income per share:
Basic	$0.37	$1.00	$0.83	$1.67
Diluted	0.35	0.94	0.77	1.55

Shares used to compute net income per share:
Basic	28,859	28,773	28,742	28,575
Diluted	30,930	30,563	30,740	30,667

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands)	June 29, 2007	December 29, 2006
ASSETS
Current assets
Cash and cash equivalents	$136,490	$232,096
Restricted cash	63,792	65,475
Accounts receivable, including retentions of $16,168 and $16,443, respectively	287,436	358,957
Unbilled receivables	345,244	268,829
Investments in and advances to construction joint ventures	59,876	44,333
Deferred income taxes	93,189	106,681
Other	46,941	48,789
Total current assets	1,032,968	1,125,160

Investments and other assets
Investments in unconsolidated affiliates	117,875	113,953
Goodwill	97,076	97,076
Deferred income taxes	237,328	227,901
Other assets	36,302	38,005
Total investments and other assets	488,581	476,935

Property and equipment
Construction and mining equipment	234,373	162,776
Other equipment and fixtures	57,810	50,642
Buildings and improvements	10,892	12,781
Land and improvements	584	584
Total property and equipment	303,659	226,783
Less accumulated depreciation	(100,030)	(96,554)
Property and equipment, net	203,629	130,229

Total assets	$1,725,178	$1,732,324

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(UNAUDITED)
(In thousands, except per share data)	June 29, 2007	December 29, 2006
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and subcontracts payable, including retentions of $26,453 and $26,423, respectively	$299,778	$335,045
Billings in excess of cost and estimated earnings on uncompleted contracts	132,520	152,109
Accrued salaries, wages and benefits, including compensated absences of $61,642 and $53,695, respectively	183,922	192,307
Other accrued liabilities	38,068	38,563
Total current liabilities	654,288	718,024

Non-current liabilities
Self-insurance reserves	74,249	68,392
Pension and post-retirement benefit obligations	86,259	87,449
Other non-current liabilities	51,825	50,263
Total non-current liabilities	212,333	206,104

Contingencies and commitments (Note 8)

Minority interests	11,629	9,947

Stockholders’ equity
Preferred stock, par value $.01 per share, 10,000 shares authorized	─	─
Common stock, par value $.01 per share, 100,000 shares authorized; 30,442 and 30,001 shares issued, respectively	304	300
Capital in excess of par value	685,024	661,278
Retained earnings	207,223	183,492
Treasury stock, 1,163 and 1,159 shares, respectively, at cost	(67,474)	(67,251)
Accumulated other comprehensive income	21,851	20,430
Total stockholders’ equity	846,928	798,249

Total liabilities and stockholders’ equity	$1,725,178	$1,732,324

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Six Months Ended
(In thousands)	June 29, 2007	June 30, 2006
Operating activities
Net income	$23,731	$47,660
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Cash paid for reorganization items	(1,253)	(995)
Depreciation of property and equipment	18,862	14,205
Amortization of intangible assets	2,185	8,830
Amortization of deferred financing fees	457	1,103
Non-cash income tax expense	19,197	30,168
Minority interests in income of consolidated subsidiaries, net of tax	2,803	2,406
Equity in income of unconsolidated affiliates, less dividends received	(530)	(8,729)
Gain on sale of assets, net	(5,350)	(800)
Stock-based compensation expense	8,225	5,966
Excess tax benefits from exercise of stock options	(2,965)	(4,140)
Changes in operating assets, liabilities and other	(84,678)	(70,690)
Net cash provided (used) by operating activities	(19,316)	24,984

Investing activities
Property and equipment additions	(101,992)	(25,373)
Property and equipment disposals	14,270	2,541
Change in restricted cash	1,683	4,242
Business acquisition, net of cash acquired of $563	─	(6,103)
Contributions and advances to unconsolidated affiliates	(245)	(648)
Net cash used by investing activities	(86,284)	(25,341)

Financing activities
Proceeds from exercise of stock options and warrants	9,944	83,047
Excess tax benefit from exercise of stock options	2,965	4,140
Purchase of warrants and treasury stock	─	(76,480)
Distributions to minority interests, net	(2,915)	(2,543)
Payoff of loan assumed in business acquisition	─	(1,668)
Net cash provided by financing activities	9,994	6,496

Increase (decrease) in cash and cash equivalents	(95,606)	6,139
Cash and cash equivalents at beginning of period	232,096	237,706

Cash and cash equivalents at end of period	$136,490	$243,845

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
	Three Months Ended		Six Months Ended
(In thousands)	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Net income	$10,682	$28,700	$23,731	$47,660
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	435	2,461	1,345	4,064
Other	61	(101)	76	59
Other comprehensive income, net of tax	496	2,360	1,421	4,123
Comprehensive income	$11,178	$31,060	$25,152	$51,783

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

Basis of presentation

The accompanying condensed consolidated financial statements and related notes are unaudited. They have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The financial statements include the accounts of Washington Group International and all of its majority-owned subsidiaries and certain majority-owned construction joint ventures. Investments in unconsolidated construction joint ventures are accounted for using the equity method in the consolidated balance sheets, with our proportionate share of revenue, cost of revenue and gross profit included in the consolidated statements of income. Investments in unconsolidated affiliates are accounted for under the equity method. Intercompany transactions and accounts have been eliminated in consolidation.

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

2.           PROPOSED MERGER OF WASHINGTON GROUP INTERNATIONAL WITH URS CORPORATION

On May 27, 2007, Washington Group International entered into a definitive Agreement and Plan of Merger (the “Agreement”) with URS Corporation (“URS”). The Agreement provides that, upon the terms and subject to the conditions set forth in the Agreement, Washington Group International will become a wholly owned subsidiary of URS, and each outstanding share of our common stock will be converted into the right to receive 0.772 of a share of URS common stock and cash consideration of $43.80 per share. Consummation of the merger is subject to customary closing conditions and regulatory approvals, and approval by the stockholders of URS and Washington Group International. The waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 expired July 10, 2007. The merger is expected to close in the fourth quarter of fiscal year 2007 and may not be completed if any of the conditions are not satisfied or waived. Unless otherwise indicated, the discussions in this document relate to Washington Group International as a standalone entity and do not reflect the impact of the proposed merger with URS. We expect to hold a special meeting in the fourth quarter of 2007 to enable our stockholders to vote to adopt the merger agreement.

Either party may terminate the Agreement if the merger is not consummated by December 27, 2007, unless the merger is extended to May 27, 2008; if the Washington Group International stockholders fail to approve the merger; if the URS stockholders fail to approve the issuance of URS common stock required to consummate the merger; if any governmental entity prohibits the merger; if the other party breaches any representation, warranty, covenant or agreement of the merger agreement; if the other party’s board of directors withdraws its approval of the merger agreement; or if the party receives an unsolicited bona fide written acquisition proposal for 50 percent or more of its consolidated assets or 50 percent or more of its voting or economic interest and is more favorable to the party and its stockholders than the aforementioned merger.

If the Agreement is terminated, Washington Group International may be required in specified circumstances to pay a termination fee of $70.0 million to URS, and URS may be required in specified circumstances to pay a termination fee of $70.0 million to Washington Group International. For additional information regarding the merger, please refer to the Schedule 14A, amended, which contains the joint proxy statement/prospectus and Agreement filed by Washington Group International and URS on July 17, 2007 in connection with the merger.

As of June 29, 2007, we had incurred $6.7 million of merger related expenses associated with the proposed merger with URS principally comprised of investment banking, legal and accounting fees.

3.           NET INCOME PER SHARE
Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed similar to basic net income per share except that it reflects the potential dilution from dilutive common stock equivalents using the treasury stock method. Outstanding common stock equivalents primarily consist of options and warrants to purchase common stock and restricted shares. During the three months ended June 29, 2007 and June 30, 2006, the number of anti-dilutive outstanding options and deferred shares excluded from the computation of diluted net income per share was 359,000 and 396,000, respectively. During the six months ended June 29, 2007 and June 30, 2006, the weighted average number of anti-dilutive outstanding options and deferred shares excluded from the computation of diluted net income per share was 552,000 and 399,000, respectively.

A reconciliation between weighted average shares outstanding used in calculating basic and diluted net income per share is as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Basic weighted average shares outstanding	28,859	28,773	28,742	28,575
Effect of dilutive securities:
Stock options	1,846	1,654	1,768	1,722
Stock warrants	─	─	─	241
Restricted shares and other	225	136	230	129
Diluted weighted average shares outstanding	30,930	30,563	30,740	30,667

4.           VENTURES

Construction joint ventures

We participate in unconsolidated construction joint ventures that are formed to bid, negotiate and complete specific projects. The unconsolidated construction joint ventures are reflected in our condensed consolidated balance sheets as “Investments in and advances to construction joint ventures” using the equity method with our proportionate share of revenue, cost of revenue and gross profit included in our condensed consolidated statements of income. The size, scope and duration of joint-venture projects vary among periods. The tables below present the financial information of our unconsolidated construction joint ventures in which we do not hold a controlling interest but do exercise significant influence. At June 29, 2007 and December 29, 2006, certain construction joint ventures had liabilities in excess of assets due to accrued contract losses resulting in $47.9 million and $48.8 million, respectively, being included in our condensed consolidated balance sheets under the caption “Billings in excess of cost and estimated earnings on uncompleted contracts.”

Combined financial position of unconsolidated construction joint ventures (In thousands)	June 29, 2007	December 29, 2006
Current assets	$265,945	$299,722
Property and equipment, net	1,737	7,734
Current liabilities	(289,299)	(322,414)
Net liabilities	$(21,617)	$(14,958)

	Three Months Ended		Six Months Ended
Combined results of operations of unconsolidated construction joint ventures (In thousands)	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Revenue	$196,451	$260,839	$427,706	$551,422
Cost of revenue	(231,903)	(243,470)	(452,022)	(536,078)
Gross profit (loss)	$(35,452)	$17,369	$(24,316)	$15,344

	Three Months Ended		Six Months Ended
Washington Group International’s share of results of operations of unconsolidated construction joint ventures (In thousands)	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Revenue	$92,397	$117,118	$203,187	$251,837
Cost of revenue	(111,149)	(111,689)	(217,008)	(246,576)
Gross profit (loss)	$(18,752)	$5,429	$(13,821)	$5,261

Beginning in 2004, contract losses have been recognized by a construction joint venture in which we have a 50 percent interest on a $395.7 million fixed-price roadway interchange and bridge project. Through June 29, 2007, we have recorded a total of $160.5 million of contract losses on this project. The losses have resulted from various developments including final design and other customer specifications, state regulatory agency requirements, material quantity and cost growth, higher subcontractor and labor costs, and impacts from schedule delays. During the three and six months ended June 29, 2007, we recorded $25.5 million of additional losses due to our customer’s decision to assert and withhold liquidated damages from payments due to the joint venture, as compared to no losses recorded during the three months ended June 30, 2006 and $6.9 million during the six months ended June 30, 2006.

Pursuant to the fixed price agreement, the joint venture is liable for specified liquidated damages to the customers if certain project schedule milestones are not met.  Although the joint venture has been operating pursuant to an understanding that the client would not withhold payment for liquidated damages, in June 2007 the client began to withhold payment from amounts otherwise due to the joint venture.  Based on the current project completion schedule, we currently believe the client will assert and withhold liquidated damages totaling approximately $51.0 million (of which our share is $25.5 million). Claims for schedule extension have been submitted to the customers that the joint venture believes will eliminate or significantly reduce liabilities for liquidated damages. As of June 29, 2007, the contract is approximately 84 percent complete, measured on a cost-to-cost basis, and is scheduled to be substantially complete in late 2007.

To date, only a portion of the overall cost increases have been agreed to with the customers and acknowledged with change orders. Pending change orders and claims submitted to the customers total approximately $202.7 million (of which our share is $101.4 million) and an additional $34.4 million are in process (of which our share is $17.2 million). In response to our claims, certain counterclaims have been filed against us.  We believe that we will realize significant recoveries once the claim process is completed. Because we have not been able to reach agreement on the change orders and claims, recoveries will be recognized only when it is probable they will result in additional revenue and the amounts can be reliably estimated. While the entire amount of the current estimated loss has been recognized, actual results may differ from our estimates.

Unconsolidated affiliates

        At June 29, 2007 and December 29, 2006, we held ownership interests in unconsolidated affiliates that are accounted for under the equity method, the most significant of which are two incorporated mining ventures: MIBRAG (50 percent) and Westmoreland Resources (20 percent). We provide consulting services to MIBRAG and, through March 30, 2007, we provided contract mining services to Westmoreland Resources.

    Effective March 30, 2007, we agreed with Westmoreland Resources to conclude our contract mining services agreement, which provided for compensation to us in lieu of future services and the transfer of certain mining equipment, inventory, and reclamation liabilities to Westmoreland Resources. The transaction generated $14.0 million of cash and a net gain of $6.1 million, of which $1.0 million has been deferred because we continue to own a 20 percent interest in Westmoreland Resources. This gain more than offset the operating loss incurred on the project in the three months ended March 30, 2007 of $4.3 million. The tables below present the financial information of our unconsolidated affiliates in which we do not hold a controlling interest but do exercise significant influence.

Combined financial position of unconsolidated affiliates (In thousands)	June 29, 2007	December 29, 2006
Current assets	$152,564	$153,581
Property and equipment, net	630,923	608,454
Other non-current assets	421,848	433,418
Current liabilities	(86,542)	(92,507)
Long-term debt, non-recourse to parents	(190,443)	(201,684)
Other non-current liabilities	(660,678)	(653,750)
Net assets	$267,672	$247,512

	Three Months Ended		Six Months Ended
Combined results of operations of unconsolidated affiliates (In thousands)	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Revenue	$150,236	$243,649	$297,490	$381,821
Cost of revenue	(135,016)	(231,313)	(256,336)	(342,244)
Gross profit	$15,220	$12,336	$41,154	$39,577

5.           CREDIT FACILITY

    We have a Senior Secured Revolving Credit Facility (the "Credit Facility") that provides for up to $350.0 million in the aggregate of loans and other financial accommodations. The maturity date of the Credit Facility is June 14, 2010. The borrowing rate is LIBOR plus an additional margin of 2.00 percent or, at our option, prime plus an additional margin of 1.00 percent, subject in each case to a 0.25 percent reduction upon our obtaining a specified long-term debt rating. As of June 29, 2007 and December 29, 2006, the effective borrowing rate was 7.32 percent and 7.33 percent, respectively.

    The Credit Facility also provides for other fees, including commitment and letter of credit fees, normal and customary for such credit agreements. Letter of credit fees are calculated using the applicable LIBOR margins stated above plus an issuance fee that is negotiated with the issuing bank. Commitment fees are calculated on the remaining borrowing capacity after subtracting any outstanding borrowings and letters of credit. The commitment fee is 0.50 percent (subject to a 0.25 percent reduction upon our obtaining a specified long-term debt rating). As of June 29, 2007, $121.3 million in face amount of letters of credit were issued and outstanding and no borrowings were outstanding leaving a borrowing capacity of $228.7 million under the Credit Facility.

The Credit Facility contains financial covenants requiring the maintenance of specified financial and operating ratios, and specified events of default that are typical for a credit facility of this size, type and tenor. The Credit Facility also contains covenants that limit our ability and the ability of some of our subsidiaries to incur debt, grant liens, provide guarantees, make investments, merge with or acquire other companies and pay dividends. As of June 29, 2007, we were in compliance with all of the financial covenants under the Credit Facility except the fixed charge coverage ratio and the annual capital expenditures limit.  Over the past year, new contracts to perform mining services for major international natural-resource companies have required significant capital expenditures for mining equipment. As a consequence of the capital expenditures and lower earnings due to the charge of the fixed-price highway project discussed in Note 4, we have obtained waivers on the fixed charge coverage ratio and the annual capital expenditures limit through September 27, 2007. We are currently in the process of selling and leasing back under operating leases approximately $40 million of the mining equipment acquired through June 29, 2007 and expect to be in compliance with all of the financial covenants under the Credit Facility by September 27, 2007. The Credit Facility is secured by substantially all of the assets of Washington Group International and our wholly owned domestic subsidiaries.

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

SEGMENT OPERATING INFORMATION
	Three Months Ended		Six Months Ended
(In thousands)	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Revenue
Power	$276,359	$205,218	$490,972	$409,918
Infrastructure	124,250	151,865	257,955	294,243
Mining	58,347	34,701	114,765	66,410
Industrial/Process	170,665	124,775	312,292	250,224
Defense	147,597	140,536	289,060	293,134
Energy & Environment	174,903	234,219	323,593	405,218
Intersegment, eliminations and other	(244)	(1,257)	616	(748)
Total revenue	$951,877	$890,057	$1,789,253	$1,718,399

Gross profit (loss)
Power	$17,811	$11,226	$29,426	$22,337
Infrastructure	(17,456)	1,780	(13,224)	(976)
Mining	5,870	(5,183)	5,967	(9,898)
Industrial/Process	5,825	1,705	6,150	6,314
Defense	16,663	10,944	25,972	24,548
Energy & Environment	16,125	46,743	23,416	60,812
Intersegment and other unallocated operating costs	488	(1,862)	326	(2,741)
Total gross profit	$45,326	$65,353	$78,033	$100,396

Equity in income (loss) of unconsolidated affiliates
Power	$33	$(43)	$32	$(24)
Infrastructure	292	294	681	644
Mining	1,956	2,738	9,833	15,311
Industrial/Process	170	127	518	319
Defense	─	─	─	─
Energy & Environment	1,055	509	1,870	566
Total equity in income of unconsolidated affiliates	$3,506	$3,625	$12,934	$16,816

Operating income (loss)
Power	$17,844	$11,183	$29,458	$22,313
Infrastructure	(17,164)	2,074	(12,543)	(332)
Mining	7,826	(2,445)	15,800	5,413
Industrial/Process	5,995	1,832	6,668	6,633
Defense	16,663	10,944	25,972	24,548
Energy & Environment	17,180	47,252	25,286	61,378
Intersegment and other unallocated operating costs	488	(1,862)	326	(2,741)
Corporate general and administrative expenses	(18,303)	(20,246)	(37,698)	(35,007)
Total operating income	$30,529	$48,732	$53,269	$82,205

Assets as of (In thousands)	June 29, 2007	December 29, 2006
Power	$197,503	$126,266
Infrastructure	187,250	165,390
Mining	351,574	270,362
Industrial/Process	157,318	128,567
Defense	94,737	107,917
Energy & Environment	245,052	347,875
Corporate and other	491,744	585,947
Total assets	$1,725,178	$1,732,324

7.           INCOME TAXES AND ADOPTION OF FIN 48

The effective tax rates for the three and six months ended June 29, 2007 were 51.3 percent and 44.7 percent, respectively.  The effective tax rates for the three and six months ended June 30, 2006, were 40.4 percent and 40.2 percent, respectively. The increase in the tax rates for the three and six months ended June 29, 2007 is primarily due to the impact of merger related costs that are not deductible for income tax purposes.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”). FIN 48 prescribes a more-likely-than-not recognition threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on various related matters such as derecognition, interest and penalties and disclosure. An uncertain income tax position is not recognized if it has less than a 50 percent likelihood of being sustained.

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

      We are subject to taxation in the US and various states and foreign jurisdictions. Our returns for 2002 and 2003 are currently under examination by the Internal Revenue Service (“IRS”). During the three months ended June 29, 2007, we received notices of proposed adjustments from the IRS related to the 2002 and 2003 examination. One of the proposed adjustments, which we had anticipated, relates to our treatment of cancellation of indebtedness income (“CODI”) associated with our reorganization in 2002 which treatment preserved approximately $259 million of net operating loss carryforwards and approximately $17 million of alternative minimum tax credit carryforwards. These tax attributes have resulted in a reduction of income taxes paid of approximately $37 million through June 29, 2007. In addition, approximately $70 million of deferred tax assets remain related to future utilization of net operating loss and tax credit carryforwards. We believe our interpretation of the law, which is supported by an independent tax opinion, and our treatment of CODI on our tax returns was and remains correct and that the IRS’ interpretation is not appropriate based on the law and our facts and circumstances. We believe the resolution of the proposed adjustments will not result in a material change to our results of operations and financial condition and liquidity. With few exceptions, we are no longer subject to US federal, state, local or foreign examinations by tax authorities for years before 2002.

8.           CONTINGENCIES AND COMMITMENTS

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

Letters of credit

In the normal course of business, we cause letters of credit to be issued in connection with contract performance obligations that are not required to be reflected in the accompanying condensed consolidated balance sheets. We are obligated to reimburse the issuer of such letters of credit for any payments made thereunder. At June 29, 2007 and December 29, 2006, $145.3 million and $148.1 million, respectively, in face amount of letters of credit were outstanding. As of June 29, 2007, $121.3 million of the outstanding letters of credit were issued under the Credit Facility and $20.0 million of letters of credit were secured by restricted cash.

Legal Matters

Litigation and Investigation related to USAID Egyptian Projects.  In 2002, the Inspector General for the US Agency for International Development (“USAID”) requested documentation about and made inquiries into the contractual relationships between one of our US joint ventures and a local construction company in Egypt.  The focus of the inquiry was whether the structure of our business relationship with the Egyptian company violated USAID contract regulations with respect to source, origin, and nationality requirements.  In January 2004, we entered into an agreement with USAID whereby we agreed to undertake certain compliance and training measures and USAID agreed that we were presently eligible for USAID contracts, including host-country projects, and were not under threat of suspension or debarment arising out of matters covered by the USAID inquiry.  We satisfactorily completed that training effective November 22, 2004, and, as a result, are currently in good standing to bid on all USAID projects.

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

On December 29, 2006, the District Court in Nevada disagreed with the specific grounds on which the Bankruptcy Court had determined that the Government’s statutory claims were barred, and on that basis reversed the Bankruptcy Court’s order and remanded the matter back to the Bankruptcy Court for further proceedings. In his order, the District Court judge specifically noted that on remand, “[t]he Bankruptcy Court may choose among other things, to address whether the Idaho claims are barred for any other reasons, or are otherwise affected by WGI’s Bankruptcy proceedings.” We intend to renew our motion that the Government’s claim in the Bankruptcy Court is nonetheless barred under different theories than those initially addressed by the Bankruptcy Court. On February 23, 2007, the US District Judge reaffirmed that the Idaho Action will remain stayed until the Bankruptcy Court determines whether the government’s claims in the Idaho Action are barred. The Bankruptcy Court has set a conference for August 29, 2007, at which time we expect the procedures and schedule to be established for the handling of the motions we expect to file.

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

Between September 19, 2005 and June 29, 2007, 30 personal injury and property damage class action lawsuits have been filed in Louisiana State and Federal court naming us, of which 29 are currently pending. Other defendants include the US Army Corps of Engineers, the Board for the Orleans Parish Levee District, and its insurer, St. Paul Fire and Marine Insurance Company. Over 170 hurricane-related cases, including Washington Group International cases, have been consolidated in the Federal District Court for the Eastern District of Louisiana.  The plaintiffs claim that defendants were negligent in their design, construction and/or maintenance of the New Orleans levees. The alleged class of plaintiffs are all residents and property owners who incurred damages arising out of the breach and failure of the hurricane protection levees and floodwalls in the wake of Hurricane Katrina. The allegation against us is that the work we performed adjacent to the Industrial Canal damaged the levee and floodwall and caused and/or contributed to breaches and flooding. The plaintiffs allege damages of $200 billion and demand attorneys’ fees and costs. In the event we are found to have any liability in this matter, we have substantial general liability and professional liability insurance coverage. While the adequacy of the coverage cannot be predicted with certainty, we believe it is adequate to cover any potential liability which could be imposed on us as a result of this litigation.

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

Based on the status and nature of this matter at this time, we cannot make an estimate of probable liability, if any. We performed the work adjacent to the Industrial Canal as a contractor for the US government and are pursuing dismissal from the lawsuits either as a result of a motion to dismiss for failure to state a claim or on a motion for summary judgment on the basis that government contractors are immune from liability. Until our motions are decided, class certification decisions are issued, and we know who our co-defendants will be, there is no reasonable basis for accurately predicting the outcome of these actions. Consistent with our accounting policy of accruing legal fees when probable and estimable, as of June 29, 2007, we have accrued $7.8 million for estimated legal defense costs associated with these matters. We believe a portion of these costs are reimbursable under our insurance program and have recorded a corresponding insurance receivable.

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

9.           STOCK PURCHASE WARRANTS AND STOCK/WARRANT BUYBACK PROGRAM

During the six months ended June 30, 2006, under a stock/warrant buy back program, we purchased 2,038,000 warrants at a cost of $35.0 million. In addition, 2,262,000 warrants were exercised generating proceeds of $71.2 million and the remaining 192,000 outstanding warrants expired on January 25, 2006. In connection with the stock/warrant buy-back program, we incurred $0.7 million of direct costs.  Also during the three and six months ended June 30, 2006 we purchased 461,000 and 706,000 shares of common stock for $26.5 million and $40.8 million, respectively.

As of June 29, 2007, our Board of Directors has authorized $275.0 million for purchases of stock and warrants under the program, of which $174.4 million has been expended. No purchases were made under the program during the three and six months ended June 29, 2007.

10.           STOCK COMPENSATION PLANS

       We have two share-based compensation plans for officers, key employees and directors (See Note 13 of the Notes to Consolidated Financial Statements in Part II, Item 8 of our 2006 Annual Report). The number of shares authorized for issuance under the plans as of June 29, 2007, totaled 8,402,000, 571,000 of which were available for future issuance. Our policy is to issue new shares of common stock to satisfy stock option exercises. All stock options granted must have an exercise price equal to or greater than the fair value of our common stock on the date the option is granted. Stock options granted have a contractual term of ten years and vest over three years. Restricted stock grants vest on the third anniversary of the date of grant. We recognize compensation cost for these options and restricted shares on a straight-line basis over the service period for the entire award.

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

The weighted average fair values of stock-based arrangements on the date of grant and the assumptions used to estimate the fair value of the stock options were as follows:

	Three Months Ended		Six Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Weighted average fair value of:
Stock options granted	$27.95	$21.53	$24.23	$22.32
Restricted stock awards	$68.57	$55.97	$59.64	$58.27
Average expected volatility	32.5%	34.3%	32.9%	34.7%
Expected term (years)	6	5	6	5
Average risk-free interest rate	4.6%	5.0%	4.5%	4.6%
Expected dividend yield	─	─	─	─

We estimate expected volatility based on historical daily price changes of our common stock for a period that approximates the current expected term of the options. The risk-free interest rate is based on the US Treasury yields in effect at the time of grant corresponding with the expected term of the options. The expected option term is the number of years we estimate that options will be outstanding prior to exercise considering vesting schedules and historical exercise experience. Beginning in 2007, we have elected to use the simplified method of estimating the expected option term pursuant to Securities and Exchange Commission Staff Accounting Bulletin 107, Share-Based Payment.

A summary of stock option and restricted stock award activity under our share-based compensation plans for the three and six months ended June 29, 2007 is presented in the following tables:

Stock Options Three Months Ended (In thousands, except per share data)	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs)	Aggregate Intrinsic Value
Outstanding as of March 30, 2007	5,238	$33.89
Granted	9	68.76
Exercised	(119)	27.70
Forfeited	(26)	52.41
Outstanding as of June 29, 2007	5,102	$34.00	5.64	$234,755

Stock Options Six Months Ended (In thousands, except per share data)	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs)	Aggregate Intrinsic Value
Outstanding as of December 29, 2006	5,101	$31.95
Granted	354	59.62
Exercised	(326)	28.33
Forfeited	(27)	52.41
Outstanding as of June 29, 2007	5,102	$34.00	5.64	$234,755
Exercisable as of June 29, 2007	4,376	$30.29	5.09	$217,589

Restricted Stock Awards Three Months Ended (In thousands, except per share data)	Number of Restricted Shares	Remaining Contractual Life (Yrs)	Weighted Average Aggregate Intrinsic Value
Outstanding as of March 30, 2007	384
Granted	3
Restrictions lapsed	(4)
Forfeited	(13)
Outstanding as of June 29, 2007	370	1.73	$9,641

Restricted Stock Awards Six Months Ended (In thousands, except per share data)	Number of Restricted Shares	Remaining Contractual Life (Yrs)	Weighted Average Aggregate Intrinsic Value
Outstanding as of December 29, 2006	259
Granted	128
Restrictions lapsed	(4)
Forfeited	(13)
Outstanding as of June 29, 2007	370	1.73	$9,641

Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the options or the fair market value at the time of award of restricted shares. The total intrinsic value of stock-based arrangements exercised or on which the restrictions lapsed during the three months ended June 29, 2007 and June 30, 2006, was $4.9 million and $2.8 million, respectively. The total intrinsic value of stock-based arrangements exercised or on which the restrictions lapsed during the six months ended June 29, 2007 and June 30, 2006, was $11.7 million and $15.7 million, respectively. As of June 29, 2007, total remaining unrecognized compensation cost related to unvested stock-based arrangements was $23.2 million and is expected to be recognized over a weighted average period of 2.12 years. During the three and six months ended June 29, 2007, options to purchase 119,000 and 326,000 shares of common stock were exercised for proceeds of $3.3 million and $9.2 million, respectively. The total grant date fair value of stock options that vested during the three and six months ended June 29, 2007 was $0.2 million and $8.5 million, respectively. The total grant date fair value of stock options that vested during the three and six months ended June 30, 2006 was $0.3 million and $7.0 million, respectively.

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

On May 27, 2007, Washington Group International entered into a definitive Agreement and Plan of Merger with URS. The Agreement provides that, upon the terms and subject to the conditions set forth in the Agreement, Washington Group International will become a wholly owned subsidiary of URS, and each outstanding share of our common stock will be converted into the right to receive 0.772 of a share of URS common stock and cash consideration of $43.80 per share. Consummation of the merger is subject to customary closing conditions and regulatory approvals, and approval by the stockholders of URS and Washington Group International. The waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 expired July 10, 2007. The merger is expected to close in the fourth quarter of fiscal year 2007 and may not be completed if any of the conditions are not satisfied or waived. Unless otherwise indicated, the discussions in this document relate to Washington Group International as a standalone entity and do not reflect the impact of the proposed merger with URS.

Either party may terminate the Agreement if the merger is not consummated by December 27, 2007, unless the merger is extended to May 27, 2008; if the Washington Group International stockholders fail to approve the merger; if the URS stockholders fail to approve the issuance of URS common stock required to consummate the merger; if any governmental entity prohibits the merger; if the other party breaches any representation, warranty, covenant or agreement of the merger agreement; if the other party’s board of directors withdraws its approval of the merger agreement; or if either party receives an unsolicited bona fide written acquisition proposal for 50 percent or more of its consolidated assets or 50 percent or more of its voting or economic interest and is more favorable to the party and its stockholders than the aforementioned merger.

If the Agreement is terminated, Washington Group International may be required in specified circumstances to pay a termination fee of $70.0 million to URS, and URS may be required in specified circumstances to pay a termination fee of $70.0 million to Washington Group International.

For additional information regarding the proposed merger, please refer to the Schedule 14A, as amended, which contains the joint proxy statement/prospectus and Agreement filed by Washington Group International and URS on July 17, 2007 in connection with the proposed merger. We expect to hold a special meeting in the fourth quarter to enable our stockholders to vote to adopt the merger agreement.

CRITICAL ACCOUNTING POLICIES AND RELATED CRITICAL ACCOUNTING ESTIMATES

Our accounting and financial reporting policies are in conformity with GAAP. The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates, and the reported amounts of revenue and expenses during the reporting periods. Our significant accounting policies are described in Note 2, "Significant Accounting Policies," of the Notes to Consolidated Financial Statements in Item 8 of our 2006 Annual Report, and our critical accounting policies and related critical accounting estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 7 of our 2006 Annual Report. There were no changes in our critical accounting policies during the three and six months ended June 29, 2007.  As discussed in Note 7, “Income Taxes and Adoption of FIN 48” in Part I, Item 1 of this report, we adopted FIN 48 effective December 30, 2006.  The following discussion of our significant revenue recognition policies has been included to enhance the discussion of financial results for the interim periods presented.

Revenue recognition. We follow the provisions of the American Institute of Certified Public Accountants Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts.  We recognize revenue on certain engineering and construction-type contracts using the percentage-of-completion method of accounting whereby revenue is recognized as performance under the contract progresses. For most of our fixed-price and target-price contracts, we use a cost-to-cost approach to measure progress towards completion. Under the cost-to-cost method, we make periodic estimates of our progress towards completion by comparing costs incurred to date with total estimated contract costs. Revenue is then calculated on a cumulative basis (project-to-date) as the total contract value multiplied by the current percentage complete. Revenue for a reporting period is calculated as the cumulative project-to-date revenue less project revenue recognized in prior periods. However, we defer profit recognition on fixed-price and certain target-priced contracts until progress is sufficient to estimate the probable outcome, which generally does not occur until the project is at least 20 percent complete.  Fixed-price contracts accounted for 18 and 20 percent of our total revenue for the six months ended June 29, 2007 and June 30, 2006, respectively.

For contracts that include significant material or equipment costs, we use an efforts expended method to measure progress towards completion based on labor hours, labor dollars or some other measurement of physical completion. For certain long-term contracts involving mining and environmental and hazardous substance remediation, progress towards completion is measured using the units of production method. Revenue from reimbursable or cost-plus contracts is recognized on the basis of costs incurred during the period plus the fee earned. Service-related contracts, including operations and maintenance and mining services contracts, are accounted for as services are performed.  Revenue earned for each contract is based on an input or output measurement such as units of production, work hours, milestones achieved, or in some cases the passage of time, in proportion to the costs of performance.  Award fees associated with US government contracts are initially estimated and recognized based on historical performance until the customer has confirmed the final award fee. Performance-based incentive fees are included in contract value when a basis exists for the reasonable prediction of performance in relation to established targets. When a basis for reasonable prediction does not exist, performance-based incentive fees are recognized when actually awarded by the customer.

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

Costs related to change orders and claims are recognized when they are incurred. Change orders are included in total estimated contract revenue when it is probable that the change order will result in a bona fide addition to contract value and can be reliably estimated. Estimated contract revenue associated with change orders may include amounts in excess of incurred costs (profit) when agreement with the customer has been reached. Claims are included in total estimated contract revenue, only to the extent that contract costs related to the claim have been incurred, when it is probable that the claim will result in a bona fide addition to contract value and can be reliably estimated, which generally occurs when amounts have been received or awarded. This can lead to a situation where costs are recognized in one period and revenue is recognized when customer agreement is obtained or claim resolution occurs, which can be in subsequent periods. Historical claim recoveries should not be considered indicative of future claim recoveries. We recognized $5.4 million of claim revenue on a completed highway project in Nevada during the three and six months ended June 29, 2007.  No claim revenue was recognized during the three and six months ended June 30, 2006.

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

New work, which represents additions to backlog for the period, is presented below for each business unit:

	Three Months Ended		Six Months Ended
NEW WORK (In millions)	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Power	$214.0	$111.3	$633.9	$272.3
Infrastructure	166.7	66.1	276.8	161.4
Mining	339.6	189.8	420.1	263.3
Industrial/Process	308.4	211.6	413.4	413.0
Defense	128.2	119.3	303.2	228.0
Energy & Environment	203.1	137.5	499.3	295.6
Other	(0.1)	(1.0)	0.7	(0.7)
Total new work	$1,359.9	$834.6	$2,547.4	$1,632.9

Based on the nature of our new work and the bidding and awarding process, our new work can fluctuate significantly period-to-period. The increase in new work to $1.4 billion for the three months ended June 29, 2007 from $834.6 million in the prior year comparable period is primarily related to a new mining contract, new generation projects in our Power business unit and an increase on a contract for construction of a cement plant in our Industrial/Process business unit.  In addition to these factors, new work for the six months ended June 29, 2007 also increased due to clean air modification projects in Power, higher funding authorization for Defense’s chemical demilitarization projects, and Department of Energy contract extensions and continuations in our Energy & Environment business unit.

New work for the three and six months ended June 29, 2007 includes the following significant contracts:

	Three Months Ended	Six Months Ended
(In millions)	June 29,2007	June 29, 2007
Power
Clean air modification projects	$12.4	$245.9
New generation	125.1	240.3
New nuclear programs	48.9	55.3
Infrastructure
Engineering services	25.3	49.3
Light rail preliminary engineering services project	65.2	65.2
Mining
Contract mining services projects	310.7	359.0
Industrial/Process
Construction of a cement plant in Missouri	139.3	139.3
Facilities management outsourcing contracts	85.1	85.1
Oil and gas projects	34.3	89.7
Defense
Chemical demilitarization contract continuations	121.2	285.7
Energy & Environment
Department of Energy contract extensions and continuations	77.2	250.0
Consulting services	22.4	47.5

The following table summarizes our changes in backlog for each of the periods presented:

	Three Months Ended		Six Months Ended
CHANGES IN BACKLOG (In millions)	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Beginning backlog	$5,894.0	$4,770.5	$5,604.8	$4,880.3
New work	1,359.9	834.6	2,547.4	1,632.9
Adjustments to backlog	(127.9)	─	(179.4)	(66.6)
Revenue and equity income recognized	(955.4)	(893.7)	(1,802.2)	(1,735.2)
Ending backlog	$6,170.6	$4,711.4	$6,170.6	$4,711.4

The backlog adjustments during the three and six months ended June 29, 2007 primarily resulted from agreements to terminate contract mining projects.  The adjustment during the six months ended June 30, 2006 primarily resulted from a negotiated change order on a contract that reduced the remaining contract term from ten years to five years with two five-year renewal options.

Backlog at June 29, 2007, March 30, 2007 and December 29, 2006 consisted of the following for each business unit:

BACKLOG (In millions)	June 29, 2007	March 30, 2007	December 29, 2006
Power	$1,404.9	$1,467.3	$1,262.0
Infrastructure	765.2	760.5	799.6
Mining	907.5	714.3	733.3
Industrial/Process	1,328.1	1,190.6	1,227.6
Defense	964.7	986.9	953.6
Energy & Environment	800.2	774.4	628.7
Total backlog	$6,170.6	$5,894.0	$5,604.8

At June 29, 2007, our backlog was $6.2 billion, an increase of $566.1 million from December 29, 2006. Based on our backlog recognition policies by contract type, reported backlog at June 29, 2007 excludes $5.3 billion of government contracts to be performed beyond two years and $0.7 billion of mining contracts to be performed beyond the next five years. Our backlog at June 29, 2007 consisted of approximately 84 percent cost-type and 16 percent fixed-price contracts compared with 80 percent cost-type and 20 percent fixed-price contracts at the end of 2006.

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the three and six months ended June 29, 2007 and June 30, 2006, and is included to facilitate our analysis and discussion of results of operations.

	Three Months Ended		Six Months Ended
(In millions)	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Revenue	$951.9	$890.1	$1,789.3	$1,718.4
Gross profit	45.3	65.4	78.0	100.4
Equity in income of unconsolidated affiliates	3.5	3.6	12.9	16.8
General and administrative expenses	(18.3)	(20.3)	(37.6)	(35.0)
Operating income	30.5	48.7	53.3	82.2
Interest income	1.8	2.5	4.8	5.1
Interest expense	(1.4)	(1.8)	(3.0)	(3.6)
URS merger related costs	(6.7)	─	(6.7)	─
Other income (expense), net	─	0.5	(0.4)	0.1
Income before income taxes and minority interests	24.2	49.9	48.0	83.8
Income tax expense	(12.4)	(20.2)	(21.5)	(33.7)
Minority interests in income of consolidated subsidiaries, net of tax	(1.1)	(1.0)	(2.8)	(2.4)
Net income	$10.7	$28.7	$23.7	$47.7

THREE AND SIX MONTHS ENDED JUNE 29, 2007 COMPARED TO
THREE AND SIX MONTHS ENDED JUNE 30, 2006

Revenue and operating income

Revenue for the three and six months ended June 29, 2007 increased $61.8 million and $70.9 million, respectively, from the comparable periods in 2006. The net increase consists of higher revenue from new projects including power clean air modification projects, a new bauxite mine in Jamaica and a new cement plant in Missouri. These increases were partially offset by a decrease on a Department of Energy management services contract that achieved certain milestones resulting in the recognition of a portion of the maximum fee pool in the prior year. We also recorded a $25.5 million decrease in contract value on a fixed-price highway project in California related to the client’s decision to assert and withhold liquidated damages from payments otherwise due under the contract. The completion of certain projects and decreasing volume of work in Iraq also reduced revenue. Revenue from work in the Middle East was $46.7 million and $108.0 million for the three and six months ended June 29, 2007, respectively, compared to $85.1 million and $174.7 million for the comparable 2006 periods, respectively. We expect revenue from work in Iraq to continue to decline as current task orders are completed and funding for new task orders is limited.

A summary of the significant changes in operating income is included in the following table:

(In millions)	Three Months	Six Months
Operating income for the periods ended June 30, 2006	$48.7	$82.2
Increase in earnings from continuing contracts	17.4	21.2
Increase in earnings from new contracts	16.5	20.4
Improved performance on contract mining projects	9.4	14.1
Increase due to claim settlement	5.4	5.4
Decrease in earnings on Department of Energy management services contract	(36.7)	(38.6)
Decrease in earnings from task order work in the Middle East	(10.6)	(20.0)
Significant highway project loss in 2006	─	6.8
Significant highway project loss in 2007	(25.5)	(25.5)
Decrease in earnings from MIBRAG mining venture	(0.3)	(5.3)
Decrease (increase) in overhead and general and administrative expenses	4.7	(5.3)
Other	1.5	(2.1)
Net decrease	(18.2)	(28.9)
Operating income for the periods ended June 29, 2007	$30.5	$53.3

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

Equity in income of unconsolidated affiliates

Equity in income of unconsolidated affiliates for the three and six months ended June 29, 2007 declined $0.1 million and $3.9 million, respectively, from the comparable periods of 2006. The most significant component of the year to date decline was a $5.3 million decline in earnings from our share of the MIBRAG mining venture in Germany. MIBRAG’s decrease was partially offset by earnings from our interest in an affiliate that operates a national laboratory for the Department of Energy.

The $5.3 million decline in MIBRAG’s year-to-date 2007 earnings as compared to 2006 is due to a $2.1 million favorable impact in the first quarter of 2006 from the adoption of a new accounting pronouncement.  MIBRAG also experienced lower coal sales to its power plant customers as a result of lower power demand in the first quarter of 2007 as compared to the first quarter of 2006.

General and administrative expenses

General and administrative expenses decreased $2.0 million for the three months ended June 29, 2007, and increased $2.6 million for the six months ended June 29, 2007 from the comparable periods of 2006. The decrease in the quarter is mainly due to lower incentive compensation accruals based on earnings. The increase for the six months is primarily due to higher costs associated with information systems, employee development, legal and other outside consulting services associated with operational efficiencies and cost reduction initiatives.

URS merger related costs

Through June 29, 2007, we have incurred $6.7 million of costs associated with our proposed merger with URS. Merger related expenses were principally comprised of investment banking, legal and accounting fees. If the merger is consummated, we expect to incur a total of approximately $30 million of merger related costs.

Income tax expense

The effective income tax rates for the three and six months ended June 29, 2007 were 51.3 percent and 44.7 percent, respectively. The effective income tax rates for the three and six months ended June 30, 2006 were 40.4 percent and 40.2 percent, respectively. The increase in the tax rates for the three and six months ended June 29, 2007 is primarily due to the impact of merger related costs that are not deductible for income tax purposes.

BUSINESS UNIT RESULTS
	Three Months Ended		Six Months Ended
(In millions)	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Revenue
Power	$276.3	$205.2	$491.0	$409.9
Infrastructure	124.3	151.9	258.0	294.2
Mining	58.3	34.7	114.7	66.4
Industrial/Process	170.7	124.8	312.3	250.2
Defense	147.6	140.5	289.1	293.1
Energy & Environment	174.9	234.2	323.6	405.2
Intersegment and other	(0.2)	(1.2)	0.6	(0.6)
Total revenue	$951.9	$890.1	$1,789.3	$1,718.4

Operating income (loss)
Power	$17.8	$11.2	$29.5	$22.3
Infrastructure	(17.2)	2.1	(12.5)	(0.3)
Mining	7.8	(2.4)	15.8	5.4
Industrial/Process	6.0	1.8	6.6	6.6
Defense	16.7	10.9	26.0	24.5
Energy & Environment	17.2	47.3	25.3	61.4
Intersegment and other unallocated operating costs	0.5	(1.9)	0.3	(2.7)
Total segment operating income	48.8	69.0	91.0	117.2
General and administrative expenses, corporate	(18.3)	(20.3)	(37.7)	(35.0)
Total operating income	$30.5	$48.7	$53.3	$82.2

Power

Revenue for the three and six months ended June 29, 2007 increased $71.1 million and $81.1 million, from the comparable periods in 2006. The increase is primarily due to continuing projects, including a uranium enrichment facility in New Mexico and new generation projects in Arizona, Puerto Rico and Wisconsin. Higher revenue was also driven by new clean air modification projects. The higher revenue from new and continuing projects was partially offset by decreases of $26.5 million and $62.1 million in revenue from work in the Middle East to $21.0 million and $46.9 million for the three and six months ended June 29, 2007, respectively. The decline in Middle East revenue is a result of the completion of task orders and a decrease in funding for new task orders.

Operating income for the three and six months ended June 29, 2007 increased $6.6 million and $7.2 million, respectively, from the comparable periods in 2006. Continuing projects contributed to higher earnings in 2007 as the projects progressed towards completion. New clean air modification projects also contributed to higher earnings.  Offsetting these increases were declines of $7.3 million and $12.7 million, respectively, in earnings from work in the Middle East due to decreased task orders. Earnings from the Middle East were $0.9 million and $2.7 million for the three and six months ended June 29, 2007, respectively, as compared to $8.2 million and $15.4 million in the comparable periods in 2006.

Infrastructure

Revenue for the three and six months ended June 29, 2007 declined $27.6 million and $36.2 million, respectively, from the comparable periods in 2006, primarily as a result of a client’s decision to assert and withhold liquidated damages from payments otherwise due on a fixed-price highway project in California. The wind-down of a light rail project in New Jersey, completion of a bridge project in Florida and decreases in certain continuing projects further reduced revenue. The decreases in revenue were partially offset by increased activity on another fixed-price highway project in California, including change order activity, an increased share in a joint venture to build a light rail project in California, a new light rail project in Texas and a negotiated claim settlement on a completed highway job in Nevada. Middle East revenue totaled $8.3 million and $27.3 million for the three and six months ended June 29, 2007, respectively, compared to $19.1 million and $36.5 million in the comparable periods in 2006.

Infrastructure generated operating losses for the three and six months ended June 29, 2007 of $17.2 million and $12.5 million as compared to $2.1 million of operating income and a $0.3 million operating loss for the comparable periods in 2006. The decrease in earnings for the three and six months ended June 29, 2007, was primarily related to a $25.5 million charge for liquidated damages on a fixed-price highway project in California. The winding down of certain projects also decreased operating income. Improved performance on another fixed-price highway project in California and a $5.4 million claim settlement on a highway job in Nevada partially offset the declines.  Middle East earnings also decreased to $0.9 million and $2.9 million for the three and six months ended June 29, 2007, respectively, from $4.2 million and $10.7 million in the comparable periods of 2006.  The decrease in Middle East earnings is primarily due to a decrease in the volume of work being performed based on reduced funding.

The largest fixed-price highway project is a $395.7 million fixed-price highway project in California that is being performed by a construction joint venture in which we have a 50 percent interest. Through June 29, 2007, we have recorded a total of $160.5 million of contract losses on this project, including a $25.5 million charge in the three months ended June 29, 2007.  The losses have resulted from various developments including final design and other customer specifications, state regulatory agency requirements, material quantity and cost growth, higher subcontractor and labor costs, and impacts from schedule delays.  In addition, the joint venture had been operating pursuant to an understanding that the customer would not withhold payment for liquidated damages.  However, in June 2007 the customer began to withhold payment from amounts otherwise due the joint venture. Based on the current schedule, we currently believe the customer will assert and withhold liquidated damages totaling approximately $51.0 million (of which our share is $25.5 million).  Claims for schedule extension have been submitted to the client that the joint venture believes will eliminate or significantly reduce liabilities for liquidated damages.  As of June 29, 2007, the contract is approximately 84 percent complete, measured on a cost-to-cost basis, and is scheduled to be substantially complete in 2007.

The second project is a $269.4 million fixed-price highway project in California that is being performed by a joint venture in which we have a 65 percent interest. The cost growth on this contract is primarily related to customer design changes and related impacts. During the fourth quarter of 2006, a $10.8 million (before minority interest of $3.8 million) change order recovery was agreed to by the customer. During the first quarter of 2007, $2.5 million (before minority interest of $0.9 million) of additional change orders were agreed to and negotiations are continuing. As of June 29, 2007, the project is approximately 77 percent complete, measured on a cost-to-cost basis, and is scheduled to be complete in 2008.

To date, only a portion of the cost increases on the two highway projects have been agreed to with the customers and acknowledged with change orders. Our share of pending change orders and claims submitted to the customers total approximately $121.6 million. An additional $17.2 million are in process, including recovery of liquidated damages. In response to our claims, one of the customers has filed certain counterclaims against us. We believe that we will realize significant recoveries once the claim process is completed. Recoveries are recognized only when it is probable they will result in additional revenue and the amount can be reliably estimated, which generally occurs when amounts have been received or awarded. We have not recognized any recoveries related to the pending change orders and claims. Operating results to date are based on current estimates and actual results may differ from our estimates.

Mining

Revenue for the three and six months ended June 29, 2007 increased $23.6 million and $48.3 million, respectively, compared to 2006. The increase is primarily attributable to new work at a bauxite mine in Jamaica and an increase in continuing work on a silver mine in Bolivia. These increases were partially offset by the completion of a gold mine project in Nevada and the conclusion of our contract mining services agreement at a coal mine in Montana.

Operating income for the three and six months ended June 29, 2007 increased $10.2 million and $10.4 million, respectively, compared to the same periods in 2006. Equity in earnings of MIBRAG for the three and six months ended June 29, 2007 decreased $0.3 million and $5.3 million, respectively, from the comparable periods of 2006. The decrease for the six months ended June 29, 2007 is due to a $2.1 million favorable impact in the first quarter of 2006 from the adoption of a new accounting pronouncement and to lower coal sales to MIBRAG’s power plant customers as a result of lower power demand. The decrease in equity in earnings of MIBRAG was offset by higher earnings from improved performance on contract mining projects, including the impact of amending two contracts to cover cost escalation experienced in 2006 and a net gain on the termination of a mining services contract. Effective March 30, 2007, we agreed with Westmoreland Resources to conclude our contract mining services agreement at a coal mine in Montana, which provided for compensation to us in lieu of future services and the transfer of certain mining equipment, inventory, and reclamation liabilities to Westmoreland Resources.  The transaction resulted in a net gain of $6.1 million, of which $1.0 million has been deferred due to our continuing 20 percent interest in Westmoreland Resources.  This gain more than offset the operating loss incurred on the project during the three months ended March 30, 2007 of $4.3 million.

Industrial/Process

Revenue for the three and six months ended June 29, 2007 increased $45.9 million and $62.1 million, respectively, from the comparable periods of 2006. The increase in revenue was primarily due to a new cement plant contract in Missouri, growth on an industrial maintenance chemical plant project in Louisiana and increases on continuing facility management projects. The increase was partially offset by lower revenue on an oil and gas project in Qatar and lower volume within the Life Sciences division.

Operating income for the three months ended June 29, 2007 increased $4.2 million from the comparable period of 2006, and was unchanged for the six month period. The increase for the quarter is primarily related to earnings on the new cement plant in Missouri and the chemical plant in Ohio. The year to date results include an increase from the cement plant offset by a decline on the oil and gas project in Qatar.  During the first quarter of 2006, we recognized earnings of $4.8 million on the Qatar project as it reached the stage of completion at which earnings recognition commences pursuant to our accounting policies.

Defense

Revenue increased $7.1 million for the three months ended June 29, 2007, and decreased $4.0 million for the six months ended June 29, 2007 from the comparable periods of 2006. Revenue for the quarter increased due to higher volume of operations and maintenance activities at two domestic and an international chemical demilitarization project in Albania. The decrease in revenue for the six month period is due to scope reductions on another domestic chemical demilitarization project and due to lower funding for a threat reduction project in the former Soviet Union.

Operating income for the three and six months ended June 29, 2007 increased $5.8 million and $1.5 million, respectively, from the comparable periods of 2006. The increases are primarily due to higher award fees and performance incentives earned at domestic chemical demilitarization projects.

Energy & Environment

Revenue for the three and six months ended June 29, 2007 decreased $59.3 million and $81.6 million, respectively, from the comparable periods of 2006. The decreases were primarily due to $81.5 million and $81.9 million, respectively, of performance based incentive fees recognized on a Department of Energy management services contract.  During the second quarter of 2006 we achieved certain milestones resulting in the recognition of a portion of the maximum fee pool.  The quarterly decrease was partially offset by increased work at an environmental cleanup project in Idaho.  The year to date decrease in revenue was also partially offset by revenue from continuing projects in the Middle East. Revenue from the Middle East increased $4.6 million from $29.2 million for the six months ended June 30, 2006 to $33.8 million for the six months ended June 29, 2007.  Middle East revenue decreased $1.1 million for the three months ended June 29, 2007 to $17.4 million compared to $18.5 million in 2006.

Operating income for the three and six months ended June 29, 2007 decreased $30.1 million and $36.1 million, respectively, primarily due to the recognition of $38.5 million and $38.4 million, respectively, of additional earnings on the Department of Energy management services contract referred to above.  The decrease for the quarter was partially offset by an increase in earnings due to a contract closure settlement on an environmental cleanup project. The year to date results also include a $10.8 million increase in business development related costs associated with various Department of Energy bids and new work opportunities in the United Kingdom. Middle East earnings were $1.2 million and $2.3 million for the three and six months ended June 29, 2007 compared to $1.2 million and $1.8 million in 2006.

Energy & Environment has a 50 percent participation in a Department of Energy nuclear waste processing facility construction project in Washington that has experienced significant scope and cost increases. The project is cost reimbursable with performance and cost-based incentive fees. Changes to the fee structure are currently being negotiated with the Department of Energy to address the impact of the scope and cost increases on both the original contract scope and new scope added. If the negotiations are successful, we will recognize a cumulative adjustment to project to date earnings based on percent complete, which could occur in 2007 or later.

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

FINANCIAL CONDITION AND LIQUIDITY

We have three principal sources of liquidity: (1) cash generated by operations (2) existing cash and cash equivalents and (3) available capacity under our Credit Facility. We had cash and cash equivalents of $200.3 million at June 29, 2007, of which $63.8 million was restricted for use in the normal operations of our consolidated joint venture projects or was restricted under our self-insurance programs. As of June 29, 2007, we had no borrowings and $121.3 million in face amount of letters of credit outstanding under the Credit Facility, leaving a borrowing capacity of $228.7 million under the facility. For more information on our financing activities, see Note 5 “Credit Facility,” of the Notes to Condensed Consolidated Financial Statements in Item 1.

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

•	Delays in execution. At times, we may experience delays in scheduling and performance of our contracts and encounter unforeseen events or issues that may negatively affect our cash flow.

The following tables summarize our liquidity position and cash flow activities.

Liquidity (In millions)	June 29, 2007	December 29, 2006
Cash and cash equivalents	$136.5	$232.1
Restricted cash	63.8	65.5
Total	$200.3	$297.6

Cash flow activities (In millions)	Six Months Ended
	June 29, 2007	June 30, 2006
Net cash provided (used) by:
Operating activities	$(19.3)	$25.0
Investing activities	(86.3)	(25.4)
Financing activities	10.0	6.5
Increase (decrease) in cash and cash equivalents	$(95.6)	$6.1

The discussion below highlights significant aspects of our cash flows.

•
Operating activities:  For the six months ended June 29, 2007, operating activities used $19.3 million of cash. During the period, operating activities included net income of $23.7 million and several significant non-cash expenses including non-cash income taxes of $19.2 million, depreciation and amortization of $21.5 million and stock-based compensation of $8.2 million. Cash flow was impacted by an increase in working capital of $84.7 million principally due to working capital requirements for new and expanding projects, payments made for incentive compensation, and includes $28.4 million of cash to fund losses on a highway project. Working capital requirements for the US Army Corps of Engineers task orders in the Middle East increased $13.2 million to $33.7 million at June 29, 2007 from $20.5 million at December 29, 2006.

        For the six months ended June 30, 2006, operating activities generated $25.0 million of cash. During the period, operating activities included net income of $47.7 million and several significant non-cash expenses including non-cash income taxes of $30.2 million, depreciation and amortization of
        $24.1 million, and stock-based compensation of $6.0 million.  Cash flow was impacted by an increase in working captial requirements of $70.7 million principally due to the recogniction of significant performance based incentive fees on a Department of Energy management services contract, payment of which was received in the first quarter of 2007, funding the losses on highway projects, other project working captial requirements and payments made for incentive compensation. At June 30, 2006, working capital requirements related to work in the Middle East declined to $21.1 million from
        $58.0 million at December 30, 2005.

•
Investing activities:  During the six months ended June 29, 2007, investing activities used $86.3 million of cash, primarily for mining equipment.  Over the past year, new contracts to perform mining services for major international natural-resource companies have required significant capital expenditures for mining equipment.  We are currently in the process of selling and leasing back under operating leases approximately $38.7 million of mining equipment acquired through June 29, 2007.

During the six months ended June 30, 2006, investing activities used $25.4 million of cash, primarily for property and equipment acquisitions for our Infrastructure and Mining business units. In connection with new contract mining projects in Jamaica, we acquired an existing operating company for cash consideration of $6.1 million and the assumption of a $1.7 million note payable. The assets acquired consisted primarily of trade receivables, spare parts inventory and mining equipment.

•
Financing activities:  During the six months ended June 29, 2007, financing activities generated $10.0 million of cash. Options to purchase 326,000 shares of common stock were exercised generating $9.2 million of cash. An additional $0.7 million of cash was received in January 2007 for options exercised at the end of December 2006.

During the six months ended June 30, 2006, financing activities generated $6.5 million of cash. During the period, we purchased and cancelled 2.0 million warrants at a cost of $35.7 million; 2.3 million warrants were exercised providing proceeds of $71.2 million and the remaining 192,000 warrants expired. Options to purchase 486,000 shares of common stock were exercised generating $11.9 million in cash and we purchased 706,000 shares of our common stock for $40.8 million. In addition, as described above under Investing activities, during the three months ended June 30, 2006 we assumed a $1.7 million note payable which was immediately paid in full.

Income taxes

We anticipate that cash payments for income taxes for 2007 and later years will be substantially less than income tax expense recognized in our consolidated financial statements. This difference results from expected tax deductions for tax goodwill amortization and from the use of net operating loss (“NOL”) carryovers and foreign tax credit carryforwards. As of June 29, 2007, we have remaining tax goodwill of $43.8 million resulting from the original acquisition of the Government Services Business in 1999 and $444.2 million resulting from the acquisition of Raytheon Company and Raytheon Engineers & Constructors International, Inc. The amortization of this tax goodwill is deductible over remaining periods of 6.7 and 8.0 years, respectively, resulting in annual tax deductions of $62.1 million. The federal NOL carryovers as of June 29, 2007 were approximately $168.1 million, most of which are subject to an annual limitation of $26.5 million and expire in years 2020 through 2026. Unused available NOL carryovers from previous years plus the 2007 annual limitation of $26.5 million would allow us to use up to approximately $75.5 million of the NOL carryovers in 2007. Until the tax goodwill deductions and the NOL carryovers are exhausted, we will not pay cash taxes (other than a minimal impact for alternative minimum tax) on the first $88.6 million of federal taxable income before tax goodwill amortization and application of NOL carryovers each year. We have $137.6 million of tax goodwill deductions and NOL carryovers available for 2007. In addition, as of June 29, 2007, we had $47.7 million of foreign tax credits available to offset future federal taxes payable.

Cash flows for 2007

During the remainder of 2007, we expect cash and cash equivalents to increase. Specific issues, which are relevant to understanding 2007 cash flows, include:

·
Operating Activities:  During the six months ended June 29, 2007, we have used $28.4 million of cash to fund a highway project loss and expect to fund an additional $45 million to $50 million during the remainder of 2007.  Funding requirements during the remainder of 2007 have increased from prior estimates due to one of the customer’s decisions to withhold liquidated damages from amounts otherwise due under the contract.  Other than the highway loss, other working capital requirements have used $81.8 million of cash year-to-date through June 29, 2007.  We do not expect working capital to continue to increase in the last half of 2007.

•
Property and equipment: Capital expenditures, net of dispositions, for mining and construction projects, along with normal capital expenditures to upgrade our information systems hardware and software, have amounted to $87.7 million through June 29, 2007. We are currently in the process of selling and leasing back under operating lease arrangements approximately $40 million of mining equipment acquired through June 29, 2007. We expect to acquire approximately $20 million of additional mining equipment during the remainder of 2007 which will also be sold and leased back under operating lease arrangements. We expect an additional $10 million to $15 million of capital expenditures through the remainder of 2007. We expect depreciation expense to amount to approximately $34 million in 2007.

•
Income taxes: Because of anticipated utilization of tax goodwill amortization of $62.1 million, and the availability of approximately $75.5 million of NOL carryovers and foreign tax credits, we will likely not pay federal taxes, other than a minimal amount for alternative minimum tax. We will pay state and foreign income taxes.

•
Pension and post-retirement benefit obligations: We expect to fund $8.5 million of our pension and post-retirement benefit obligations during 2007 as compared to $14.0 million in 2006. We estimate financial statement expense under these plans to be approximately $4.8 million in 2007 as compared to $6.7 million in 2006. As of June 29, 2007, $3.7 million of contributions have been made to the pension and post-retirement plans.

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

Components of EBITDA are presented below:
	Three Months Ended		Six Months Ended
(In millions)	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Net income	$10.7	$28.7	$23.7	$47.7
Interest expense	1.4	1.8	3.0	3.7
Income tax expense	12.4	20.2	21.5	33.7
Depreciation and amortization	10.7	13.8	21.0	23.0
EBITDA	$35.2	$64.5	$69.2	$108.1

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

	Three Months Ended		Six Months Ended
(In millions)	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
EBITDA	$35.2	$64.5	$69.2	$108.1
Interest expense	(1.4)	(1.8)	(3.0)	(3.7)
Income tax expense	(12.4)	(20.2)	(21.5)	(33.7)
Cash paid for reorganization items	(0.1)	(0.5)	(1.2)	(1.0)
Amortization of deferred financing fees	0.3	0.5	0.5	1.1
Non-cash income tax expense	11.2	17.5	19.2	30.1
Minority interests in income of consolidated subsidiaries, net of tax	1.1	1.0	2.8	2.4
Equity in income of unconsolidated affiliates, less dividends received	1.0	1.8	(0.5)	(8.7)
Gain on sale of assets, net	(2.8)	(0.6)	(5.3)	(0.8)
Stock-based compensation expense	4.2	3.9	8.2	6.0
Excess tax benefit from exercise of stock options	(1.4)	(0.8)	(3.0)	(4.1)
Changes in operating assets, liabilities and other	(33.7)	(14.9)	(84.7)	(70.7)
Net cash provided (used) by operating activities	$1.2	$50.4	$(19.3)	$25.0
Net cash used by operating activities for the six months ended June 29, 2007	$(19.3)
Less: Net cash used by operating activities for the three months ended March 30, 2007	(20.5)
Net cash provided by operating activities for the three months ended June 29, 2007	$1.2
Net cash provided by operating activities for the six months ended June 30, 2006		$25.0
Less: Net cash used by operating activities for the three months ended March 31, 2006		(25.4)
Net cash provided by operating activities for the three months ended June 30, 2006		$50.4

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

In July 2006, the FASB issued FIN 48, which prescribes a more-likely-than-not recognition threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on various related matters such as derecognition, interest and penalties, and disclosure. An uncertain income tax position will not be recognized if it has less than a 50 percent likelihood of being sustained. We adopted the provisions of FIN 48 on December 30, 2006.  See Note 7, “Income Taxes and Adoption of FIN 48,” of the Notes to Condensed Consolidated Financial Statements in Item 1 of this report for disclosure of the impact of adopting FIN 48.

 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

Our exposure to market risk for changes in interest rates relates primarily to our Credit Facility. Substantially all cash and cash equivalents at June 29, 2007 were held in highly liquid instruments.

From time to time, we may effect borrowings under bank credit facilities or otherwise for general corporate purposes, including working capital requirements and capital expenditures. Borrowings under our Credit Facility, of which there currently are none, bear interest at the applicable LIBOR or prime rate, plus an additional margin and, therefore, are subject to fluctuations in interest rates.

Foreign currency risk

We conduct our business in various regions of the world. Our operations are, therefore, subject to volatility because of currency fluctuations, inflation changes and changes in political and economic conditions in these countries. We are subject to foreign currency translation and exchange issues, primarily with regard to our mining venture, MIBRAG, in Germany. At June 29, 2007 and December 29, 2006, the cumulative adjustments for translation gains, net of related income tax benefits, were $27.2 million and $25.8 million, respectively. While we endeavor to enter into contracts with foreign customers with repayment terms in US dollars in order to mitigate foreign exchange risk, our revenues and expenses are sometimes denominated in local currencies, and our results of operations may be affected adversely as currency fluctuations affect our pricing and operating costs or those of our competitors. We may engage from time to time in hedging operations, including forward foreign exchange contracts, to reduce the exposure of our cash flows to fluctuations in foreign currency rates. We do not engage in hedging for speculative investment reasons. We can give no assurances that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies.

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on financial condition, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 4. CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of the date of the financial statements, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective.

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

We incorporate by reference the information regarding legal proceedings set forth under the caption “Legal Matters” in Note 8, “Contingencies and Commitments,” of the Notes to Condensed Consolidated Financial Statements in Item 1 of this report. Our legal proceedings are also described in Part I, Item 3 “Legal Proceedings” and Note 11, “Contingencies and Commitments,” of the Notes to the Consolidated Financial Statements in Item 8 of our 2006 Annual Report.

Our reorganization case is In re Washington Group International, Inc. and Related Cases, Docket No. BK-N 01-31627-GWZ, in the US Bankruptcy Court for the District of Nevada.

The personal injury and property damage lawsuits discussed under the caption “Legal Matters” and referred to as “New Orleans Levee Failure Class Action Litigation” in Note 8, “Contingencies and Commitments” of the Notes to Condensed Consolidated Financial Statements in Item 1 of this report refers to Berthelot, et al. v. Boh Bros. Construction Co., LLC, et al., Case No. 05-4182; Vodanovich, et al. v. Boh Bros. Construction Co., LLC, et al., Case No. 05-5237; Kirsch, et al. v. Boh Bros. Construction Co., LLC, et al., Case No. 05-6073; Ezell v. Boh Bros. Construction Co., LLC, et al., Case No. 05-6314; Brown, et al. v. Boh Bros. Construction Co., LLC, et al., Case No. 05-6324; LeBlanc, et al. v. Boh Bros. Construction Co., LLC, et al., Case No. 05-6327; Finney, et al. v. Boh Bros. Construction Co., LLC, et al., Case No. 06-0886; Christenberry, et al. v. Board of Commissioners of the Orleans Levee District, et al., Case No. 06-2278; Sanchez, et al. v. Boh Bros. Construction Co., LLC, et al., Case No. 06-2287; C. Adams, et al. v. Boh Bros. Construction Co., LLC, et al., Case No. 06-4065; Brock, et al. v. Boh Bros. Construction Co., LLC, et al., Case No. 06-4931; Fleming, et al. v. The United States of America, et al., Case No. 06-5159; G. Adams, et al. v. Boh Bros. Construction Co., LLC, et al., Case No. 06-4634; Gisevius v. Boh Bros. Construction Co., LLC, et al., Case No. 06-5308; Holmes, et al. v. The United States of America, et al., Case No. 06-5161; Joseph, et al. v. New Orleans Sewage and Water Board, et al., Case No. 06-5032; LeDuff, et al. v. Boh Bros. Construction Co., LLC, et al., Case No. 06-5260; O’Dwyer(1) v. United States of America, et al., Case No. 05-4181, O’Dwyer(3) v. Dept. of Trans. and Dev., et al., Case No. 06-4389; Bradley, et al. v. Boh Bros. Construction Co., LLC, et al., Case No. 06-225; O’Dwyer(2) v. Dept. of Trans. and Dev., et al., Case No. 06-5786; Richardson v. Boh Bros. Construction Co., LLC, et al., Case No. 06-8708; Yacob v. Board of Commissioners for Orleans Levee District, et al., Case No. 06-5937; Cochran, et. al. v. Boh Bros. Construction Co., LLC, et al., Case No. 06-5785; Ciuffi v. United States of America, et al., Case No. 07-1271; Carney v. Boh Bros. Construction Co., LLC, Case No. 07-1349; The Parfait Family, et al. v. United States of America, et al., Case No. 07-3500; Lundy v. The United States of America, et al., Case No. 07-3173; Dear Mother’s Taste of New Orleans, LLC, et al., v. M.A. Hayes Co., et al., Case No. 06-5890; and Douville, et al., v. Boh Bros. Construction Co., LLC, et al., Case No. 07-1113; all currently pending in the US District Court for the Eastern District of Louisiana and consolidated under the Berthelot case.

The lawsuit relating to our USAID-financed projects in Egypt discussed under the caption “Legal Matters” and referred to as “Litigation and Investigation related to USAID Egyptian Projects” in Note 8, “Contingencies and Commitments” of the Notes to Condensed Consolidated Financial Statements in Item 1 of this report refers to United States of America v. Washington Group International, Inc., et al., Case No. CIV-04545S-EJL, in the US District Court for the District of Idaho.

ITEM 1A.  RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our 2006 Annual Report, except as follows:

Failure to complete the merger with URS could materially and adversely affect our results of operations and our stock price.

On May 27, 2007, we entered into a definitive merger agreement with URS. Consummation of the merger is subject to customary closing conditions, regulatory approvals, including antitrust approvals, and approval by the stockholders of URS and Washington Group International, respectively. We cannot assure you that these conditions will be met or waived, that the necessary approvals will be obtained, or that we will be able to successfully consummate the merger as currently contemplated under the merger agreement or at all. If the merger is not consummated:

•
We may not realize any or all of the potential benefits of the merger, including any synergies that could result from combining the financial and proprietary resources of Washington Group International and URS;

•	We will remain liable for significant transaction costs, including legal, accounting, financial advisory and other costs relating to the merger;

•	Under some circumstances, we may have to pay a termination fee to URS in the amount of $70 million;

•	The attention of our management and our employees may be diverted from day-to-day operations;

•
Our customers may seek to modify or terminate existing agreements, or prospective customers may delay entering into new agreements or purchasing our products as a result of the announcement of the merger; and

•	Our ability to attract new employees and retain our existing employees may be harmed by uncertainties associated with the merger.

 The occurrence of any of these events individually or in combination could have a material adverse affect on our results of operations and our stock price.

Since the merger agreement contemplates a fixed exchange ratio, changes in the market price of URS common stock could adversely affect the value of URS common stock to be received by our stockholders in the merger.

Under the merger agreement, each outstanding share of our common stock will be converted into the right to receive 0.772 of a share of URS common stock and cash consideration of $43.80. Because the merger agreement contemplates a fixed exchange ratio, changes in the stock price of URS common stock in the period leading up to the time the merger is consummated could adversely affect the value of the URS common stock to be received by our stockholders upon consummation of the merger.

In connection with the merger, we have filed a joint proxy statement/prospectus with the Securities and Exchange Commission announcing a special meeting of stockholders that we will hold during the fourth quarter of 2007 to enable our stockholders to vote to adopt the merger agreement. The joint proxy statement/prospectus will be sent to all our stockholders and will contain important information about Washington Group International, URS, the proposed merger, risks relating to the proposed merger and the combined company, and related matters. We strongly encourage our stockholders to read this joint proxy statement/prospectus.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

Issue Repurchases of Equity Securities

We did not repurchase any shares of our common stock during the three months ended June 29, 2007.  We are authorized to repurchase up to approximately $100.0 million of outstanding shares of common stock in open market or negotiated transactions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The annual meeting of Washington Group International’s stockholders was held on May 18, 2007.

(b) At the annual meeting, stockholders of record on March 21, 2007, were entitled to vote 29,056,806 shares of common stock. A total of 26,561,752 shares were represented at the meeting. The results of voting at the annual meeting are summarized below:

(1) Nominees for terms of office to continue until the annual meeting of stockholders in 2008:
	For	Withheld

John R. Alm	26,018,796	542,956
David H. Batchelder	26,018,746	543,006
Michael R. D’Appolonia	25,443,181	1,118,571
C. Scott Greer	24,518,886	2,042,866
Gail E. Hamilton	25,443,681	1,118,071
Stephen G. Hanks	26,223,176	338,576
William H. Mallender	25,101,064	1,460,688
Michael P. Monaco	26,223,696	338,056
Cordell Reed	24,518,127	2,043,625
Dennis R. Washington	25,743,473	818,279
Dennis K. Williams	26,018,874	542,878

(2) Ratification of the appointment of Deloitte & Touche LLP as independent auditor of Washington Group International:

For	Against	Abstain	Broker Non-Vote

26,543,207	16,579	1,966	0

(3) Amendment of Washington Group International’s Certificate of Incorporation to allow for election of directors by majority vote:

For	Against	Abstain	Broker Non-Vote

25,180,919	1,373,475	7,358	0

(4) Shareholder proposal to take steps to provide for cumulative voting in the election of directors:

For	Against	Abstain	Broker Non-Vote

7,840,609	14,907,458	31,376	3,782,309

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)         Exhibits

The Exhibits to this quarterly report on Form 10-Q are listed in the Exhibit Index contained elsewhere in this quarterly report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASHINGTON GROUP INTERNATIONAL, INC.

/s/ George H. Juetten
George H. Juetten
Executive Vice President and Chief Financial Officer,
in his respective capacities as such

August 6, 2007

WASHINGTON GROUP INTERNATIONAL, INC.

EXHIBIT INDEX

Exhibit
Number                   Exhibit Description

2.1
Agreement and Plan of Merger, dated as of May 27, 2007, among URS Corporation, Elk Merger Corporation, Bear Merger Sub, Inc. and Washington Group International, Inc. (filed as Exhibit 2.01 to Washington Group International’s Form 8-K Current Report filed on May 29, 2007, and as Appendix A to URS Corporation’s and Washington Group International, Inc.’s Form PREM14A Preliminary Proxy Statement filed on July 17, 2007, and incorporated herein by reference).

3.1
Amended and Restated Certificate of Incorporation of Washington Group International (filed as Appendix F to Washington Group International’s Form DEFR 14A Definitive Proxy Statement filed on April 18, 2007, and incorporated herein by reference).

3.2*	Amended and Restated Bylaws of Washington Group International as of May 18, 2007.

10.1
Waiver and Agreement dated as of July 13, 2007, among the Company, Credit Suisse (individually and as administrative agent), and certain lenders under that certain Second Amended and Restated Credit Agreement dated as of June 14, 2005 (as amended) (filed as Exhibit 10.1 to Washington Group International’s Form 8-K Current Report filed on July 16, 2007, and incorporated herein by reference).

10.2*
Amendment No. 3, dated as of May 25, 2007, and effective as of November 16, 2006, to the Washington Group International, Inc. Equity and Performance Incentive Plan as Amended and Restated as of August 14, 2003.

10.3*	Amendment No. 2, dated as of May 25, 2007, and effective as of November 16, 2006, to the Washington Group International, Inc. 2004 Equity Incentive Plan.

10.4*	Washington Group International, Inc. Executive Severance Pay Plan, effective as of May 26, 2007.

31.1*	Certification of the Principal Executive Officer of Washington Group International, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer of Washington Group International, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†
Amended and Restated Certificate of Incorporation of Washington Group International (filed as Appendix F to Washington Group International’s Form DEFR 14A Definitive Proxy Statement filed on April 18, 2007, and incorporated herein by reference).

*       Filed herewith
 †       Furnished herewith

E-1