Form 10-Q
period 2007-09-28
WASHINGTON GROUP INTERNATIONAL INC
filed 2007-10-31
CIK 906469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

______________

FORM 10-Q
______________
               (Mark one)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
 For the Quarterly Period Ended September 28, 2007

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
☒  Large accelerated filer                           ☐  Accelerated filer                           ☐  Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
☐ Yes   ☒ No

Number of shares of common stock outstanding at October 26, 2007:  29,329,426

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

i

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

ii

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Revenue	$1,063,866	$824,354	$2,853,119	$2,542,753
Cost of revenue	(1,003,467)	(808,847)	(2,714,686)	(2,426,850)
Gross profit	60,399	15,507	138,433	115,903
Equity in income of unconsolidated affiliates	25,070	12,321	38,004	29,137
General and administrative expenses	(18,552)	(20,619)	(56,250)	(55,626)
Operating income	66,917	7,209	120,187	89,414
Interest income	2,178	2,968	6,945	8,106
Interest expense	(1,427)	(1,199)	(4,408)	(4,883)
Write-off of deferred financing fees	─	(5,063)	─	(5,063)
URS Corporation merger related costs	(1,600)	─	(8,250)	─
Other income (expense), net	23	(171)	(388)	(68)
Income before income taxes and minority interests	66,091	3,744	114,086	87,506
Income tax expense	(26,804)	(1,606)	(48,266)	(35,302)
Minority interests in (income) loss of consolidated entities, net of tax	(2,857)	2,175	(5,660)	(231)

Net income	$36,430	$4,313	$60,160	$51,973

Net income per share:
Basic	$1.26	$0.15	$2.09	$1.81
Diluted	1.17	0.14	1.95	1.69

Shares used to compute net income per share:
Basic	28,929	28,765	28,804	28,638
Diluted	31,152	30,706	30,877	30,680

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands)	September 28, 2007	December 29, 2006
ASSETS
Current assets
Cash and cash equivalents	$211,517	$232,096
Restricted cash	85,278	65,475
Accounts receivable, including retentions of $15,457 and $16,443, respectively	300,552	358,957
Unbilled receivables	416,765	268,829
Investments in and advances to construction joint ventures	54,252	44,333
Deferred income taxes	89,848	106,681
Other	43,760	48,789
Total current assets	1,201,972	1,125,160

Investments and other assets
Investments in unconsolidated affiliates	125,861	113,953
Goodwill	97,076	97,076
Deferred income taxes	217,443	227,901
Other assets	38,244	38,005
Total investments and other assets	478,624	476,935

Property and equipment
Construction and mining equipment	201,948	162,776
Other equipment and fixtures	63,038	50,642
Buildings and improvements	10,988	12,781
Land and improvements	584	584
Total property and equipment	276,558	226,783
Less accumulated depreciation	(106,634)	(96,554)
Property and equipment, net	169,924	130,229

Total assets	$1,850,520	$1,732,324

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(UNAUDITED)
(In thousands, except per share data)	September 28, 2007	December 29, 2006
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and subcontracts payable, including retentions of $34,399 and $26,423, respectively	$381,776	$335,045
Billings in excess of cost and estimated earnings on uncompleted contracts	102,982	152,109
Accrued salaries, wages and benefits, including compensated absences of $61,011 and $53,695, respectively	196,214	192,307
Other accrued liabilities	37,587	38,563
Total current liabilities	718,559	718,024

Non-current liabilities
Self-insurance reserves	73,417	68,392
Pension and post-retirement benefit obligations	84,653	87,449
Other non-current liabilities	63,784	50,263
Total non-current liabilities	221,854	206,104

Contingencies and commitments (Note 8)

Minority interests	15,365	9,947

Stockholders’ equity
Preferred stock, par value $.01 per share, 10,000 shares authorized	─	─
Common stock, par value $.01 per share, 100,000 shares authorized; 30,471 and 30,001 shares issued, respectively	305	300
Capital in excess of par value	693,489	661,278
Retained earnings	243,652	183,492
Treasury stock, 1,163 and 1,159 shares, respectively, at cost	(67,489)	(67,251)
Accumulated other comprehensive income	24,785	20,430
Total stockholders’ equity	894,742	798,249

Total liabilities and stockholders’ equity	$1,850,520	$1,732,324

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Nine Months Ended
(In thousands)	September 28, 2007	September 29, 2006
Operating activities
Net income	$60,160	$51,973
Adjustments to reconcile net income to net cash provided by operating activities:
Cash paid for reorganization items	(1,418)	(1,780)
Depreciation of property and equipment	27,890	22,002
Amortization of intangible assets	3,278	11,346
Amortization and write off of deferred financing fees	685	6,394
Non-cash income tax expense	44,906	35,007
Minority interests in income of consolidated subsidiaries, net of tax	5,660	231
Equity in income of unconsolidated affiliates, less dividends received	(8,454)	(15,892)
Gain on sale of interest in coal mine	(9,575)	─
Gain on sale of assets, net	(5,962)	(1,749)
Stock-based compensation expense	11,876	8,201
Excess tax benefit from exercise of stock options	(3,325)	(4,715)
Changes in operating assets, liabilities and other	(88,224)	(107,902)
Net cash provided by operating activities	37,497	3,116

Investing activities
Property and equipment additions	(124,833)	(44,120)
Proceeds from sales of mining equipment leased back	45,239	─
Proceeds from sales of property and equipment	17,472	3,749
Proceeds from sale of interest in coal mine	13,500	─
Change in restricted cash	(19,803)	(226)
Business acquisition, net of cash acquired of $563	─	(6,103)
Contributions and advances to unconsolidated affiliates	32	(1,632)
Net cash used by investing activities	(68,393)	(48,332)

Financing activities
Proceeds from exercise of stock options and warrants	10,858	84,297
Excess tax benefit from exercise of stock options	3,325	4,715
Purchase of warrants and treasury stock	─	(79,650)
Distributions to minority interests, net	(3,866)	(1,089)
Payoff of loan assumed in business acquisition	─	(1,668)
Net cash provided by financing activities	10,317	6,605

Decrease in cash and cash equivalents	(20,579)	(38,611)
Cash and cash equivalents at beginning of period	232,096	237,706

Cash and cash equivalents at end of period	$211,517	$199,095

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
	Three Months Ended		Nine Months Ended
(In thousands)	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Net income	$36,430	$4,313	$60,160	$51,973
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2,948	(54)	4,293	4,010
Other	(14)	207	62	266
Other comprehensive income, net of tax	2,934	153	4,355	4,276
Comprehensive income	$39,364	$4,466	$64,515	$56,249

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

We participate in construction joint ventures, often as sponsor and manager of projects, which are formed for the sole purpose of bidding, negotiating and completing specific projects. We participate in one incorporated mining venture: MIBRAG mbH (“MIBRAG”), a company that operates lignite coal mines and power plants in Germany. During the three months ended September 28, 2007, we sold our 20 percent interest in Westmoreland Resources, Inc. (“Westmoreland Resources”), a coal mining company in Montana (see Note 4).

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

2.           PROPOSED MERGER OF WASHINGTON GROUP INTERNATIONAL WITH URS CORPORATION

      On May 27, 2007, Washington Group International entered into a definitive Agreement and Plan of Merger (the “Agreement”) with URS Corporation (“URS”). The Agreement provides that, upon the terms and subject to the conditions set forth in the Agreement, Washington Group International will become a wholly owned subsidiary of URS, and each outstanding share of our common stock will be converted into the right to receive 0.772 of a share of URS common stock and cash consideration of $43.80 per share. Consummation of the merger is subject to customary closing conditions and regulatory approvals, and approval by the stockholders of URS and Washington Group International. The waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 expired July 10, 2007. Washington Group International has scheduled a special meeting of its stockholders for consideration of the proposed merger transaction. The meeting was originally scheduled to be held on October 30, 2007, but has been postponed until November 9, 2007 to allow for the solicitation of additional votes in favor of the transaction in light of the fact that the transaction has not received sufficient votes for approval. Approval of the transaction requires the affirmative vote of the holders of a majority of all issued and outstanding shares of Washington Group International common stock. Unless otherwise indicated, the discussions in this document relate to Washington Group International as a standalone entity and do not reflect the impact of the proposed merger with URS.

Either party may terminate the Agreement if the merger is not consummated by December 27, 2007, unless the merger is extended to May 27, 2008; if the Washington Group International stockholders fail to approve the merger; if the URS stockholders fail to approve the issuance of URS common stock required to consummate the merger; if any governmental entity prohibits the merger; if the other party breaches any representation, warranty, covenant or agreement of the merger agreement; if the other party’s board of directors withdraws its approval of the merger agreement; or if the party receives an unsolicited bona fide written acquisition proposal for 50 percent or more of its consolidated assets or 50 percent or more of its voting or economic interest that is more favorable to the party and its stockholders than the aforementioned merger.

If the Agreement is terminated, Washington Group International may be required in specified circumstances to pay a termination fee of $70.0 million to URS, and URS may be required in specified circumstances to pay a termination fee of $70.0 million to Washington Group International. For additional information regarding the merger, please refer to the Schedule 14A, amended, which contains the joint proxy statement/prospectus and Agreement filed by Washington Group International and URS on October 1, 2007 in connection with the merger.

As of September 28, 2007, we had incurred $8.3 million of merger related expenses associated with the proposed merger with URS principally comprised of investment banking, legal and accounting fees.

On October 1, 2007, a purported class action complaint was filed by putative shareholders of Washington Group International in the Court of Chancery in the State of Delaware in and for New Castle County against Washington Group International, certain of its officers and directors and URS challenging the proposed merger. The complaint (the “Complaint”), styled Schultze Asset Management, LLC, et al. (the “Plaintiff”) v. Washington Group International, Inc., et al. (the “Defendants”) (CA No. 3261), raised allegations on behalf of a purported class of our stockholders against the Defendants for alleged breaches of fiduciary duty in connection with the approval of the merger. The Complaint alleged that in determining to enter into the Agreement, the Defendants failed to take appropriate steps to obtain maximum value for stockholders and did not engage in an adequate, conflict-free, fair process to obtain maximum value for stockholders, that certain directors and officers engaged in self-dealing and suffered from conflicts of interests, and that the Defendants have failed to disclose all material information concerning the value of Washington Group International and the process leading to the Agreement. The Complaint sought to enjoin the consummation of the proposed merger or, alternatively, to rescind it.

 On October 18, 2007, Plaintiff and the Defendants entered into a memorandum of understanding (the "MOU") with regard to the settlement of the Complaint. The MOU states that the parties will enter into a settlement agreement providing for, among other things, (i) Washington Group International to include certain disclosures in a Current Report on Form 8-K (filed on October 19, 2007); and (ii) a dismissal with prejudice and a complete settlement and release of all claims against the Defendants asserted in the Complaint, or that arise out of the Merger Agreement and related matters which have been or could have been asserted in the litigation. The settlement contemplated by the MOU is subject to confirmatory discovery, the execution by the parties of a definitive settlement agreement, and the approval of that agreement by the Court. The settlement contemplated by the MOU is not conditioned upon the consummation of the Merger.

3.    NET INCOME PER SHARE

Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed similar to basic net income per share except that it reflects the potential dilution from dilutive common stock equivalents using the treasury stock method. Outstanding common stock equivalents primarily consist of options to purchase common stock, and restricted shares. During the three months ended September 28, 2007 and September 29, 2006, the number of anti-dilutive outstanding options excluded from the computation of diluted net income per share was 9,000 and 400,000, respectively. During the nine months ended September 28, 2007 and September 29, 2006, the weighted average number of anti-dilutive outstanding options and deferred shares excluded from the computation of diluted net income per share was 371,000 and 399,000, respectively.

    A reconciliation between weighted average shares outstanding used in calculating basic and diluted net income per share is as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Basic weighted average shares outstanding	28,929	28,765	28,804	28,638
Effect of dilutive securities:
Stock options	1,972	1,704	1,836	1,716
Stock warrants	─	─	─	161
Restricted shares and other	251	237	237	165
Diluted weighted average shares outstanding	31,152	30,706	30,877	30,680

4.           VENTURES

Construction joint ventures

We participate in unconsolidated construction joint ventures that are formed to bid, negotiate and complete specific projects. The unconsolidated construction joint ventures are reflected in our condensed consolidated balance sheets as “Investments in and advances to construction joint ventures” using the equity method with our proportionate share of revenue, cost of revenue and gross profit included in our condensed consolidated statements of income. The size, scope and duration of joint-venture projects vary among periods. The tables below present the financial information of our unconsolidated construction joint ventures in which we do not hold a controlling interest but do exercise significant influence. At September 28, 2007 and December 29, 2006, certain construction joint ventures had liabilities in excess of assets due to accrued contract losses resulting in $29.6 million and $48.8 million, respectively, being included in our condensed consolidated balance sheets under the caption “Billings in excess of cost and estimated earnings on uncompleted contracts.”

Combined financial position of unconsolidated construction joint ventures (In thousands)	September 28, 2007	December 29, 2006
Current assets	$245,329	$299,722
Property and equipment, net	1,326	7,734
Current liabilities	(250,923)	(322,414)
Net liabilities	$(4,268)	$(14,958)

	Three Months Ended		Nine Months Ended
Combined results of operations of unconsolidated construction joint ventures (In thousands)	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Revenue	$230,067	$278,286	$657,773	$829,708
Cost of revenue	(226,830)	(278,500)	(678,852)	(814,578)
Gross profit (loss)	$3,237	$(214)	$(21,079)	$15,130

	Three Months Ended		Nine Months Ended
Washington Group International’s share of results of operations of unconsolidated construction joint ventures (In thousands)	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Revenue	$112,645	$123,902	$315,832	$375,739
Cost of revenue	(111,825)	(130,727)	(328,833)	(377,303)
Gross profit (loss)	$820	$(6,825)	$(13,001)	$(1,564)

Beginning in 2004, contract losses have been recognized by a construction joint venture in which we have a 50 percent interest on a $399.4 million fixed-price roadway interchange and bridge project. Through September 28, 2007, we have recorded a total of $164.7 million of contract losses on this project. The losses have resulted from various developments including final design and other customer specifications, state regulatory agency requirements, material quantity and cost growth, higher subcontractor and labor costs, and the impact of schedule delays. We recorded $4.2 million and $29.7 million of additional losses during the three and nine months ended September 28, 2007, respectively, primarily related to increased costs and a $25.5 million charge during the three months ended June 29, 2007 due to our customer’s decision to assert and withhold liquidated damages from payments due to the joint venture.  These amounts compare to $15.0 million and $21.9 million of losses during the three and nine months ended September 29, 2006, respectively.

Pursuant to the fixed price agreement, the joint venture is liable for specified liquidated damages to the customers if certain project schedule milestones are not met.  Although the joint venture had been operating pursuant to an understanding that the client would not withhold payment for liquidated damages, in June 2007 the client began to withhold payment from amounts otherwise due to the joint venture.  Based on the current project completion schedule, we currently believe the client will assert and withhold liquidated damages totaling approximately $51.0 million (of which our share is $25.5 million). Claims for schedule extension have been submitted to the customers that the joint venture believes will eliminate or significantly reduce liabilities for liquidated damages. As of September 28, 2007, the contract was approximately 90 percent complete, measured on a cost-to-cost basis, and the highway will be available for use in November 2007.

To date, only a portion of the overall cost increases have been agreed to with the customers and acknowledged with change orders. Pending change orders and claims submitted to the customers total approximately $210.1 million (of which our share is $105.1 million) and an additional $26.7 million are in process (of which our share is $13.3 million). In response to our claims, certain counterclaims have been filed against us.  We believe that we will realize significant recoveries once the claim process is completed. Because we have not been able to reach agreement on the change orders and claims, recoveries will be recognized only when it is probable they will result in additional revenue and the amounts can be reliably estimated. While the entire amount of the current estimated loss has been recognized, actual results may differ from our estimates.

Unconsolidated affiliates

        At September 28, 2007 and December 29, 2006, we held ownership interests in unconsolidated affiliates that are accounted for under the equity method, the most significant of which is an incorporated mining venture: MIBRAG (50 percent). At December 29, 2006, we also held a significant ownership interest in another incorporated mining venture: Westmoreland Resources (20 percent). We provide consulting services to MIBRAG and, through March 30, 2007, we provided contract mining services to Westmoreland Resources.

Effective March 30, 2007, we agreed with Westmoreland Resources to conclude our contract mining services agreement, which provided for compensation to us in lieu of future services and the transfer of certain mining equipment, inventory, and reclamation liabilities to Westmoreland Resources. The transaction generated $14.0 million of cash and a net gain of $6.1 million, of which $1.0 million was deferred because we continued to own a 20 percent interest in Westmoreland Resources. This gain more than offset the operating loss incurred on the project in the three months ended March 30, 2007 of $4.3 million.

On September 28, 2007, we sold our 20 percent interest in Westmoreland Resources for a cash payment of $13.5 million. The sale generated a net gain of $9.6 million, including recognition of the remaining unamortized deferred gain of $0.8 million from the March 30, 2007 transaction discussed above. The $9.6 million gain on sale has been included in equity in income of unconsolidated affiliates in the accompanying condensed consolidated statements of income. The tables below present the financial information of our unconsolidated affiliates in which we do not hold a controlling interest but do exercise significant influence.

Combined financial position of unconsolidated affiliates (In thousands)	September 28, 2007	December 29, 2006
Current assets	$151,681	$153,581
Property and equipment, net	608,322	608,454
Other non-current assets	431,757	433,418
Current liabilities	(77,440)	(92,507)
Long-term debt, non-recourse to parents	(188,095)	(201,684)
Other non-current liabilities	(656,637)	(653,750)
Net assets	$269,588	$247,512

	Three Months Ended		Nine Months Ended
Combined results of operations of unconsolidated affiliates (In thousands)	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Revenue	$154,538	$161,593	$452,028	$440,011
Cost of revenue	(119,301)	(124,662)	(375,637)	(363,503)
Gross profit (loss)	$35,237	$36,931	$76,391	$76,508

5.           CREDIT FACILITY

    We have a Senior Secured Revolving Credit Facility (the "Credit Facility") that provides for up to $350.0 million in the aggregate of loans and other financial accommodations. The maturity date of the Credit Facility is June 14, 2010. The borrowing rate is LIBOR plus an additional margin of 2.00 percent or, at our option, prime plus an additional margin of 1.00 percent, subject in each case to a 0.25 percent reduction upon our obtaining a specified long-term debt rating. As of September 28, 2007 and December 29, 2006, the effective borrowing rate was 7.12 percent and 7.33 percent, respectively.

    The Credit Facility also provides for other fees, including commitment and letter of credit fees, normal and customary for such credit agreements. Letter of credit fees are calculated using the applicable LIBOR margins stated above plus an issuance fee that is negotiated with the issuing bank. Commitment fees are calculated on the remaining borrowing capacity after subtracting any outstanding borrowings and letters of credit. The commitment fee is 0.50 percent (subject to a 0.25 percent reduction upon our obtaining a specified long-term debt rating). As of September 28, 2007, $129.8 million in face amount of letters of credit were issued and outstanding and no borrowings were outstanding leaving a borrowing capacity of $220.2 million under the Credit Facility.  Subsequent to September 28, 2007, $20.0 million of letters of credit previously secured by restricted cash were replaced with letters of credit under the Credit Facility.

    The Credit Facility contains financial covenants requiring the maintenance of specified financial and operating ratios, and specified events of default that are typical for a credit facility of this size, type and tenor. The Credit Facility also contains covenants that limit our ability and the ability of some of our subsidiaries to incur debt, grant liens, provide guarantees, make investments, merge with or acquire other companies and pay dividends. As of June 29, 2007, we were not in compliance with the fixed charge coverage ratio and the annual capital expenditures limit. Over the past year, new contracts to perform mining services for major international natural-resource companies have required significant capital expenditures for mining equipment. As a consequence of the capital expenditures and lower earnings during the three months ended June 29, 2007 due to a charge on the fixed-price highway project discussed in Note 4, we obtained waivers of the fixed charge coverage ratio and the annual capital expenditures limit through September 27, 2007. During the three months ended September 28, 2007, we sold and leased back $45.2 million of the mining equipment previously acquired. As a result of the sale/leaseback transactions and higher earnings during the three months ended September 28, 2007, we are in compliance with all of the financial covenants under the Credit Facility as of September 28, 2007. The Credit Facility is secured by substantially all of the assets of Washington Group International and our wholly owned domestic subsidiaries.

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

SEGMENT OPERATING INFORMATION
	Three Months Ended		Nine Months Ended
(In thousands)	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Revenue
Power	$275,946	$170,686	$766,918	$580,604
Infrastructure	165,635	142,650	423,590	436,893
Mining	63,123	54,264	177,888	120,674
Industrial/Process	200,026	121,205	512,318	371,429
Defense	160,560	145,716	449,620	438,850
Energy & Environment	198,839	187,277	522,432	592,495
Intersegment, eliminations and other	(263)	2,556	353	1,808
Total revenue	$1,063,866	$824,354	$2,853,119	$2,542,753

Gross profit (loss)
Power	$15,980	$11,643	$45,406	$33,979
Infrastructure	5,802	(18,154)	(7,422)	(19,131)
Mining	2,568	174	8,535	(9,723)
Industrial/Process	3,786	(3,093)	9,937	3,221
Defense	13,281	10,744	39,253	35,292
Energy & Environment	19,247	14,370	42,663	75,182
Intersegment and other unallocated operating costs	(265)	(177)	61	(2,917)
Total gross profit	$60,399	$15,507	$138,433	$115,903

Equity in income (loss) of unconsolidated affiliates
Power	$45	$(7)	$77	$(30)
Infrastructure	408	394	1,089	1,037
Mining	23,712	9,618	33,546	24,929
Industrial/Process	(20)	237	497	556
Defense	─	─	─	─
Energy & Environment	925	2,079	2,795	2,645
Total equity in income of unconsolidated affiliates	$25,070	$12,321	$38,004	$29,137

Operating income (loss)
Power	$16,025	$11,636	$45,483	$33,949
Infrastructure	6,210	(17,761)	(6,333)	(18,094)
Mining	26,280	9,792	42,081	15,205
Industrial/Process	3,766	(2,855)	10,434	3,777
Defense	13,281	10,744	39,253	35,292
Energy & Environment	20,172	16,449	45,458	77,828
Intersegment and other unallocated operating costs	(265)	(177)	61	(2,917)
Corporate general and administrative expenses	(18,552)	(20,619)	(56,250)	(55,626)
Total operating income	$66,917	$7,209	$120,187	$89,414

Assets as of (In thousands)	September 28, 2007	December 29, 2006
Power	$209,214	$126,266
Infrastructure	191,573	165,390
Mining	326,191	270,362
Industrial/Process	207,197	128,567
Defense	116,710	107,917
Energy & Environment	252,006	347,875
Corporate and other	547,629	585,947
Total assets	$1,850,520	$1,732,324

7.   INCOME TAXES AND ADOPTION OF FIN 48

    The effective tax rates for the three and nine months ended September 28, 2007 were 40.6 percent and 42.3 percent, respectively. Excluding the impact of the URS merger related costs, which are not deductible for income tax purposes, the effective income tax rates were 39.6 percent and 39.1 percent for the three and nine months ended September 28, 2007, respectively. The effective tax rates for the three and nine months ended September 29, 2006, were 42.9 percent and 40.3 percent, respectively.

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

    We are subject to taxation in the US and various states and foreign jurisdictions. Our returns for 2002 and 2003 are currently under examination by the Internal Revenue Service (“IRS”). During the three months ended June 29, 2007, we received notices of proposed adjustments from the IRS related to the 2002 and 2003 examination. One of the proposed adjustments, which we had anticipated, relates to our treatment of cancellation of indebtedness income (“CODI”) associated with our reorganization in 2002 which treatment preserved approximately $259 million of net operating loss carryforwards and approximately $17 million of alternative minimum tax credit carryforwards. These tax attributes have resulted in a reduction of income taxes paid of approximately $40 million through September 28, 2007. In addition, approximately $67 million of deferred tax assets remain related to future utilization of net operating loss and tax credit carryforwards. We believe our interpretation of the law, which is supported by an independent tax opinion, and our treatment of CODI on our tax returns was and remains correct and that the IRS’ interpretation is not appropriate based on the law and our facts and circumstances. We believe the resolution of the proposed adjustments will not result in a material change to our results of operations and financial condition and liquidity. With few exceptions, we are no longer subject to US federal, state, local or foreign examinations by tax authorities for years before 2002.

8.           CONTINGENCIES AND COMMITMENTS

Contract related matters

We have cost-type contracts with the US government that require the use of estimated annual rates for indirect costs. The estimated rates are analyzed periodically and adjusted based on changes in the level of indirect costs we expect to incur and the volume of work we expect to perform. The cumulative effect of changes to estimated rates is recorded in the period of the change. Additionally, the allowable indirect costs for US government cost-type contracts are subject to adjustment upon audit by the US government. To the extent that these audits result in determinations that costs claimed as reimbursable are not allowable costs, or were not allocated in accordance with federal regulations, we could be required to reimburse the government for amounts previously received. Audits by the US government of indirect costs are complete through 2003. Audits of 2004, 2005 and 2006 indirect costs are in process. The US government is also in the process of auditing insurance related costs reimbursed under government contracts for periods ranging from 1998 through 2006.

US Government Cost Accounting Standards and other regulations also require that accounting changes, as defined by Federal Regulations, be evaluated for potential impact to the amount of indirect costs allocated to government contracts and that cost impact statements be submitted to the US government for audit. Cost impact statements through 1998 have been audited by the US government and settled. We are in the process of preparing cost impact statements for 1999 through 2006.

While we have recorded reserves for amounts we believe are owed to the US government under cost-type contracts, actual results may differ from our estimates.

Letters of credit

In the normal course of business, we cause letters of credit to be issued in connection with contract performance obligations that are not required to be reflected in the accompanying condensed consolidated balance sheets. We are obligated to reimburse the issuer of such letters of credit for any payments made thereunder. At September 28, 2007 and December 29, 2006, $154.1 million and $148.1 million, respectively, in face amount of letters of credit were outstanding. As of September 28, 2007, $129.8 million of the outstanding letters of credit were issued under the Credit Facility and $20.0 million of letters of credit were secured by restricted cash. Subsequent to September 28, 2007, the $20.0 million of letters of credit previously secured by restricted cash were replaced with letters of credit under the Credit Facility.

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

On December 29, 2006, the District Court in Nevada disagreed with the specific grounds on which the Bankruptcy Court had determined that the Government’s statutory claims were barred, and on that basis reversed the Bankruptcy Court’s order and remanded the matter back to the Bankruptcy Court for further proceedings. In his order, the District Court judge specifically noted that on remand, “[t]he Bankruptcy Court may choose among other things, to address whether the Idaho claims are barred for any other reasons, or are otherwise affected by WGI’s Bankruptcy proceedings.” We intend to renew our motion that the Government’s claim in the Bankruptcy Court is nonetheless barred under different theories than those initially addressed by the Bankruptcy Court. On February 23, 2007, the US District Judge reaffirmed that the Idaho Action will remain stayed until the Bankruptcy Court determines whether the government’s claims in the Idaho Action are barred. On August 29, 2007, the Bankruptcy Court (Judge Zive) conducted a scheduling/status conference.  At that conference, the court inquired about settlement possibilities and encouraged the parties to engage in settlement discussions.  In addition, the court directed the parties to meet and confer on how our  motions that the Government’s claims are barred should proceed in terms of written and other discovery to be conducted, procedures for moving the motions toward disposition, and a potential schedule for hearings.  The court also set an adversary scheduling conference for November 7, 2007, at which time the court will determine the scope of discovery and the timing of hearings, to the extent not agreed to by the parties.

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

Between September 19, 2005 and September 28, 2007, 49 personal injury and property damage class action lawsuits have been filed in Louisiana State and Federal court naming us, of which 47 are currently pending. Other defendants include the US Army Corps of Engineers, the Board for the Orleans Parish Levee District, and its insurer, St. Paul Fire and Marine Insurance Company. Over 170 hurricane-related cases, including Washington Group International cases, have been consolidated in the Federal District Court for the Eastern District of Louisiana.  The plaintiffs claim that defendants were negligent in their design, construction and/or maintenance of the New Orleans levees. The alleged class of plaintiffs are all residents and property owners who incurred damages arising out of the breach and failure of the hurricane protection levees and floodwalls in the wake of Hurricane Katrina. The allegation against us is that the work we performed adjacent to the Industrial Canal damaged the levee and floodwall and caused and/or contributed to breaches and flooding. The plaintiffs allege damages of $200 billion and demand attorneys’ fees and costs. In the event we are found to have any liability in this matter, we have substantial general liability and professional liability insurance coverage. While the adequacy of the coverage cannot be predicted with certainty, we believe it is adequate to cover any potential liability which could be imposed on us as a result of this litigation.

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

Based on the status and nature of this matter at this time, we cannot make an estimate of probable liability, if any. We performed the work adjacent to the Industrial Canal as a contractor for the US government and are pursuing dismissal from the lawsuits either as a result of a motion to dismiss for failure to state a claim or on a motion for summary judgment on the basis that government contractors are immune from liability. Until our motions are decided, class certification decisions are issued, and we know who our co-defendants will be, there is no reasonable basis for accurately predicting the outcome of these actions. Consistent with our accounting policy of accruing legal fees when probable and estimable, through September 28, 2007, we have accrued $11.1 million for estimated legal defense costs associated with these matters through the end of 2007. We believe a portion of these costs are reimbursable under our insurance program and have recorded a corresponding insurance receivable.

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

9.    STOCK PURCHASE WARRANTS AND STOCK/WARRANT BUYBACK PROGRAM

During the nine months ended September 29, 2006, under a stock/warrant buy back program, we purchased 2,038,000 warrants at a cost of $35.0 million. In addition, 2,262,000 warrants were exercised generating proceeds of $71.2 million and the remaining 192,000 outstanding warrants expired on January 25, 2006. In connection with the stock/warrant buy-back program, we incurred $0.7 million of direct costs.  Also during the three and nine months ended September 29, 2006 we purchased 204,000 and 910,000 shares of common stock for $12.0 million and $52.8 million, respectively.

 As of September 28, 2007, our Board of Directors has authorized $275.0 million for purchases of stock and warrants under the program, of which $174.4 million has been expended. No purchases were made under the program during the three and nine months ended September 28, 2007.

10.   STOCK COMPENSATION PLANS

      We have two share-based compensation plans for officers, key employees and directors (See Note 13 of the Notes to Consolidated Financial Statements in Part II, Item 8 of our 2006 Annual Report). The number of shares authorized for issuance under the plans as of September 28, 2007, totaled 8,402,000, 570,000 of which were available for future issuance. Our policy is to issue new shares of common stock to satisfy stock option exercises. All stock options granted must have an exercise price equal to or greater than the fair value of our common stock on the date the option is granted. Stock options granted have a contractual term of ten years and vest over three years. Restricted stock grants vest on the third anniversary of the date of grant. We recognize compensation cost for these options and restricted shares on a straight-line basis over the service period for the entire award.  Unvested stock options and restricted stock grants become fully vested in the event of a change in control.

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

 The weighted average fair values of stock-based arrangements on the date of grant and the assumptions used to estimate the fair value of the stock options were as follows:

	Three Months Ended			Nine Months Ended
	September 28, 2007		September 29, 2006	September 28, 2007	September 29, 2006
Weighted average fair value of:
Stock options granted	$	─	$21.40	$24.23	$22.30
Restricted stock awards		$82.37	$56.14	$60.13	$58.22
Average expected volatility		─	34.1%	32.9%	34.6%
Expected term (years)		─	5	6	5
Average risk-free interest rate		─	4.7%	4.5%	4.6%
Expected dividend yield		─	─	─	─

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

A summary of stock option and restricted stock award activity under our share-based compensation plans for the three and nine months ended September 28, 2007 is presented in the following tables:

Stock Options Three Months Ended (In thousands, except per share data)	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs)	Aggregate Intrinsic Value
Outstanding as of June 29, 2007	5,102	$34.00
Granted	─	─
Exercised	(26)	34.25
Forfeited	(3)	55.96
Outstanding as of September 28, 2007	5,073	$33.99	5.38	$273,036

Stock Options Nine Months Ended (In thousands, except per share data)	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs)	Aggregate Intrinsic Value
Outstanding as of December 29, 2006	5,101	$31.95
Granted	354	59.62
Exercised	(353)	28.77
Forfeited	(29)	52.75
Outstanding as of September 28, 2007	5,073	$33.99	5.38	$273,036
Exercisable as of September 28, 2007	4,355	$30.29	4.83	$250,528

Restricted Stock Awards Three Months Ended (In thousands, except per share data)	Number of Restricted Shares	Remaining Contractual Life (Yrs)	Weighted Average Aggregate Intrinsic Value
Outstanding as of June 29, 2007	370
Granted	3
Restrictions lapsed	─
Forfeited	(1)
Outstanding as of September 28, 2007	372	1.46	$12,498

Restricted Stock Awards Nine Months Ended (In thousands, except per share data)	Number of Restricted Shares	Remaining Contractual Life (Yrs)	Weighted Average Aggregate Intrinsic Value
Outstanding as of December 29, 2006	259
Granted	131
Restrictions lapsed	(5)
Forfeited	(13)
Outstanding as of September 28, 2007	372	1.46	$12,498

Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the options or the fair market value at the time of award of restricted shares. The total intrinsic value of stock-based arrangements exercised or on which the restrictions lapsed during the three months ended September 28, 2007 and September 29, 2006, was $1.3 million and $2.2 million, respectively. The total intrinsic value of stock-based arrangements exercised or on which the restrictions lapsed during the nine months ended September 28, 2007 and September 29, 2006, was $13.0 million and $17.8 million, respectively. As of September 28, 2007, total remaining unrecognized compensation cost related to unvested stock-based arrangements was $20.5 million and is expected to be recognized over a weighted average period of 1.92 years. During the three and nine months ended September 28, 2007, options to purchase 26,000 and 353,000 shares of common stock were exercised for proceeds of $0.9 million and $10.2 million, respectively. The total grant date fair value of stock options that vested during the three and nine months ended September 28, 2007 was $0.1 million and $8.5 million, respectively. The total grant date fair value of stock options that vested during the three and nine months ended September 29, 2006 was $0.2 million and $7.2 million, respectively.

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

    On May 27, 2007, Washington Group International entered into a definitive Agreement and Plan of Merger with URS. The Agreement provides that, upon the terms and subject to the conditions set forth in the Agreement, Washington Group International will become a wholly owned subsidiary of URS, and each outstanding share of our common stock will be converted into the right to receive 0.772 of a share of URS common stock and cash consideration of $43.80 per share. Consummation of the merger is subject to customary closing conditions and regulatory approvals, and approval by the stockholders of URS and Washington Group International. The waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 expired July 10, 2007. Washington Group International has scheduled a special meeting of its stockholders for consideration of the proposed merger transaction. The meeting was originally scheduled to be held on October 30, 2007, but has been postponed until November 9, 2007 to allow for the solicitation of additional votes in favor of the transaction in light of the fact that the transaction has not received sufficient votes for approval. Approval of the transaction requires the affirmative vote of the holders of a majority of all issued and outstanding shares of Washington Group International common stock. Unless otherwise indicated, the discussions in this document relate to Washington Group International as a standalone entity and do not reflect the impact of the proposed merger with URS.

    Either party may terminate the Agreement if the merger is not consummated by December 27, 2007, unless the merger is extended to May 27, 2008; if the Washington Group International stockholders fail to approve the merger; if the URS stockholders fail to approve the issuance of URS common stock required to consummate the merger; if any governmental entity prohibits the merger; if the other party breaches any representation, warranty, covenant or agreement of the merger agreement; if the other party’s board of directors withdraws its approval of the merger agreement; or if either party receives an unsolicited bona fide written acquisition proposal for 50 percent or more of its consolidated assets or 50 percent or more of its voting or economic interest that is more favorable to the party and its stockholders than the aforementioned merger.

If the Agreement is terminated, Washington Group International may be required in specified circumstances to pay a termination fee of $70.0 million to URS, and URS may be required in specified circumstances to pay a termination fee of $70.0 million to Washington Group International.

    For additional information regarding the proposed merger, please refer to the Schedule 14A, as amended, which contains the joint proxy statement/prospectus and Agreement filed by Washington Group International and URS on October 1, 2007 in connection with the proposed merger.

On October 1, 2007, a purported class action complaint was filed by putative shareholders of Washington Group International in the Court of Chancery in the State of Delaware in and for New Castle County against Washington Group International, certain of its officers and directors and URS challenging the proposed merger. The complaint, styled Schultze Asset Management, LLC, et al. v. Washington Group International, Inc., et al. (CA No. 3261), raised allegations on behalf of a purported class of our stockholders against the Defendants for alleged breaches of fiduciary duty in connection with the approval of the merger. The Complaint alleged that in determining to enter into the Agreement, the Defendants failed to take appropriate steps to obtain maximum value for stockholders and did not engage in an adequate, conflict-free, fair process to obtain maximum value for stockholders, that certain directors and officers engaged in self-dealing and suffered from conflicts of interests, and that the Defendants have failed to disclose all material information concerning the value of Washington Group International and the process leading to the Agreement. The Complaint sought to enjoin the consummation of the proposed merger or, alternatively, to rescind it.

On October 18, 2007, Plaintiff and the Defendants entered into a memorandum of understanding with regard to the settlement of the Complaint. The MOU states that the parties will enter into a settlement agreement providing for, among other things, (i) Washington Group International to include certain disclosures in a Current Report on Form 8-K (filed on October 19, 2007); and (ii) a dismissal with prejudice and a complete settlement and release of all claims against the Defendants asserted in the Complaint, or that arise out of the Merger Agreement and related matters which have been or could have been asserted in the litigation. The settlement contemplated by the MOU is subject to confirmatory discovery, the execution by the parties of a definitive settlement agreement, and the approval of that agreement by the Court. The settlement contemplated by the MOU is not conditioned upon the consummation of the Merger.

CRITICAL ACCOUNTING POLICIES AND RELATED CRITICAL ACCOUNTING ESTIMATES

    Our accounting and financial reporting policies are in conformity with GAAP. The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates, and the reported amounts of revenue and expenses during the reporting periods. Our significant accounting policies are described in Note 2, "Significant Accounting Policies," of the Notes to Consolidated Financial Statements in Item 8 of our 2006 Annual Report, and our critical accounting policies and related critical accounting estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 7 of our 2006 Annual Report. There were no changes in our critical accounting policies during the three and nine months ended September 28, 2007.  As discussed in Note 7, “Income Taxes and Adoption of FIN 48” in Part I, Item 1 of this report, we adopted FIN 48 effective December 30, 2006.  The following discussion of our significant revenue recognition policies has been included to enhance the discussion of financial results for the interim periods presented.

Revenue recognition. We follow the provisions of the American Institute of Certified Public Accountants Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts.  We recognize revenue on certain engineering and construction-type contracts using the percentage-of-completion method of accounting whereby revenue is recognized as performance under the contract progresses. For most of our fixed-price and target-price contracts, we use a cost-to-cost approach to measure progress towards completion. Under the cost-to-cost method, we make periodic estimates of our progress towards completion by comparing costs incurred to date with total estimated contract costs. Revenue is then calculated on a cumulative basis (project-to-date) as the total contract value multiplied by the current percentage complete. Revenue for a reporting period is calculated as the cumulative project-to-date revenue less project revenue recognized in prior periods. However, we defer profit recognition on fixed-price and certain target-priced contracts until progress is sufficient to estimate the probable outcome, which generally does not occur until the project is at least 20 percent complete.  Fixed-price contracts accounted for 17 and 21 percent of our total revenue for the nine months ended September 28, 2007 and September 29, 2006, respectively.

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

    Costs related to change orders and claims are recognized when they are incurred. Change orders are included in total estimated contract revenue when it is probable that the change order will result in a bona fide addition to contract value and can be reliably estimated. Estimated contract revenue associated with change orders may include amounts in excess of incurred costs (profit) when agreement with the customer has been reached. Claims are included in total estimated contract revenue, only to the extent that contract costs related to the claim have been incurred, when it is probable that the claim will result in a bona fide addition to contract value and can be reliably estimated, which generally occurs when amounts have been received or awarded. This can lead to a situation where costs are recognized in one period and revenue is recognized when customer agreement is obtained or claim resolution occurs, which can be in subsequent periods. Historical claim recoveries should not be considered indicative of future claim recoveries. No claim revenue was recognized during the three months ended September 28, 2007 and we recognized $5.4 million of claim revenue on a completed highway project in Nevada during the nine months ended September 28, 2007. No claim revenue was recognized during the three and nine months ended September 29, 2006.

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

    New work, which represents additions to backlog for the period, is presented below for each business unit:

	Three Months Ended		Nine Months Ended
NEW WORK (In millions)	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Power	$277.6	$661.3	$911.5	$933.6
Infrastructure	79.5	189.5	356.4	351.0
Mining	105.3	38.6	525.4	301.9
Industrial/Process	118.3	74.8	531.7	487.9
Defense	178.6	112.1	481.8	340.1
Energy & Environment	325.0	157.3	824.2	452.8
Other	(0.2)	2.5	0.3	1.7
Total new work	$1,084.1	$1,236.1	$3,631.3	$2,869.0

Based on the nature of our new work and the bidding and awarding process, our new work can fluctuate significantly period-to-period. The increase in new work to $3.6 billion for the nine months ended September 28, 2007 from $2.9 billion in the prior year comparable period is primarily related to new mining contracts, an increase on a contract for construction of a cement plant in our Industrial/Process business unit, higher funding authorization for Defense’s chemical demilitarization projects, scope expansion at a nuclear reprocessing facility and the successful recompete of a contract to manage and operate a Department of Energy project in New York.

New work for the three and nine months ended September 28, 2007 includes the following significant contracts:
	Three Months Ended	Nine Months Ended
(In millions)	September 28, 2007	September 28, 2007
Power
Clean air modification projects	$95.5	$341.4
New generation projects	84.3	324.6
New nuclear programs	73.7	129.0
Infrastructure
Engineering services	24.0	73.3
Light rail preliminary engineering services project	─	65.2
Mining
New contract mining services projects	─	359.3
Contract mining services project continuations	64.7	120.9
Industrial/Process
Construction of a cement plant in Missouri	─	139.3
Facilities management outsourcing contracts	─	85.1
Oil and gas projects	85.4	182.1
Defense
Chemical demilitarization contract continuations	131.0	418.9
Energy & Environment
Department of Energy contract extensions and continuations	116.4	422.5
Recompete award of Department of Energy project in New York	119.1	119.1
Consulting services	40.1	88.3

    The following table summarizes our changes in backlog for each of the periods presented:

	Three Months Ended		Nine Months Ended
CHANGES IN BACKLOG (In millions)	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Beginning backlog	$6,170.6	$4,711.4	$5,604.8	$4,880.3
New work	1,084.1	1,236.1	3,631.3	2,869.0
Adjustments to backlog	(20.0)	─	(199.3)	(66.6)
Revenue and equity income recognized	(1,079.4)	(836.7)	(2,881.5)	(2,571.9)
Ending backlog	$6,155.3	$5,110.8	$6,155.3	$5,110.8

      The backlog adjustments during the nine months ended September 28, 2007 primarily resulted from agreements to terminate contract mining projects. The adjustment during the nine months ended September 29, 2006 primarily resulted from a negotiated change order on a contract that reduced the remaining contract term from ten years to five years with two five-year renewal options.

Backlog at September 28, 2007, June 29, 2007 and December 29, 2006 consisted of the following for each business unit:

BACKLOG (In millions)	September 28, 2007	June 29, 2007	December 29, 2006
Power	$1,406.6	$1,404.9	$1,262.0
Infrastructure	665.3	765.2	799.6
Mining	935.5	907.5	733.3
Industrial/Process	1,246.5	1,328.1	1,227.6
Defense	976.4	964.7	953.6
Energy & Environment	925.0	800.2	628.7
Total backlog	$6,155.3	$6,170.6	$5,604.8

At September 28, 2007, our backlog was $6.2 billion, an increase of $550.5 million from December 29, 2006. Based on our backlog recognition policies by contract type, reported backlog at September 28, 2007 excluded $5.2 billion of government contracts to be performed beyond two years and $0.6 billion of mining contracts to be performed beyond the next five years. Our backlog at September 28, 2007 consisted of approximately 84 percent cost-type and 16 percent fixed-price contracts compared with 80 percent cost-type and 20 percent fixed-price contracts at the end of 2006.

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the three and nine months ended September 28, 2007 and September 29, 2006, and is included to facilitate our analysis and discussion of results of operations.

	Three Months Ended		Nine Months Ended
(In millions)	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Revenue	$1,063.9	$824.4	$2,853.1	$2,542.8
Gross profit	60.4	15.5	138.4	115.9
Equity in income of unconsolidated affiliates	25.1	12.3	38.0	29.1
General and administrative expenses	(18.6)	(20.6)	(56.2)	(55.6)
Operating income	66.9	7.2	120.2	89.4
Interest income	2.2	3.0	6.9	8.1
Interest expense	(1.4)	(1.2)	(4.4)	(4.8)
Write-off of deferred financing fees	─	(5.1)	─	(5.1)
URS Corporation merger related costs	(1.6)	─	(8.3)	─
Other income (expense), net	─	(0.2)	(0.3)	(0.1)
Income before income taxes and minority interests	66.1	3.7	114.1	87.5
Income tax expense	(26.8)	(1.6)	(48.3)	(35.3)
Minority interests in (income) loss of consolidated subsidiaries, net of tax	(2.9)	2.2	(5.6)	(0.2)
Net income	$36.4	$4.3	$60.2	$52.0

THREE AND NINE MONTHS ENDED SEPTEMBER 28, 2007 COMPARED TO
THREE AND NINE MONTHS ENDED SEPTEMBER 29, 2006

Revenue and operating income

    Revenue for the three and nine months ended September 28, 2007 increased $239.5 million and $310.3 million, respectively, from the comparable periods in 2006. The net increase was primarily the result of recent contract awards in the Power and Industrial/Process business units converting to revenue.  The year to date increase was partially offset by a decrease on a Department of Energy management services contract that achieved certain milestones resulting in the recognition of a portion of the maximum fee pool in the prior year. The completion of certain projects and decreasing volume of work in Iraq also reduced revenue. Revenue from work in the Middle East was $31.2 million and $139.3 million for the three and nine months ended September 28, 2007, respectively, compared to $77.8 million and $252.8 million for the comparable 2006 periods, respectively. We expect revenue from work in Iraq to continue to decline as current task orders are completed and funding for new task orders is limited.

A summary of the significant changes in operating income is included in the following table:

(In millions)	Three Months	Nine Months
Operating income for the periods ended September 29, 2006	$7.2	$89.4
Increase in earnings from continuing contracts	21.1	41.5
Increase in earnings from new contracts, primarily Power and Industrial/Process	20.9	40.5
Decrease in earnings from completion of contracts	(6.2)	(8.0)
Improved performance on contract mining projects	2.9	13.1
Gain on sale of interest in coal mine	9.6	9.6
Fee recognized on Department of Energy construction project related to work performed in prior periods	9.0	9.0
Increase due to claim settlement	─	5.4
Decrease in earnings on Department of Energy management services contract	─	(35.9)
Decrease in earnings from task order work in the Middle East	(5.8)	(26.2)
Significant highway project losses in 2006	30.3	39.2
Significant highway project loss in 2007	(4.2)	(29.7)
Increase (decrease) in earnings from MIBRAG mining venture	5.0	(0.3)
Increase in incentive compensation expense based on earnings	(13.4)	(2.2)
Higher business development costs related to various Department of Energy procurements and UK nuclear cleanup	(9.5)	(20.0)
Decrease (increase) in overhead and general and administrative expenses	2.0	(6.2)
Other	(2.0)	1.0
Net increase	59.7	30.8
Operating income for the periods ended September 28, 2007	$66.9	$120.2

    The diversification of our business may cause margins to vary between periods due to the inherent risks and rewards on fixed-price contracts causing unplanned gains and losses on contracts. Margins may also vary between periods due to changes in mix and timing of contracts executed by us, which contain various risk and profit profiles and are subject to uncertainties inherent in the estimation process. Additionally, the recognition of performance based incentive fees can vary period-to-period depending on various factors, such as the timing of achievement of specific milestones and meeting performance criteria. As discussed in our summary of critical accounting policies, we provide for estimated losses on contracts when such losses are identified and can be reasonably estimated. However, we do not recognize revenue for change orders or claims until it is probable that they will result in additions to the contract value. In many cases, revenue is not recognized until an actual settlement is reached. The combination of these accounting policies can result in volatility in operating income with a charge recognized in one period and change order or claim revenue recognized in a subsequent period.

    For a more detailed discussion of our revenue and operating income, see “Business Unit Results,” later in this Management’s Discussion and Analysis.

Equity in income of unconsolidated affiliates

    Equity in income of unconsolidated affiliates increased $12.8 million and $8.9 million for the three and nine months ended September 28, 2007, respectively, from the comparable periods of 2006. The most significant component of the quarter increase was the sale of our 20 percent interest in Westmoreland Resources for a cash payment of $13.5 million. The sale generated a net gain of $9.6 million, including recognition of the remaining unamortized deferred gain of $0.8 million from the March 30, 2007 conclusion of our contract mining services agreement with Westmoreland Resources (see further discussion in Item 1. Financial Statements – Note 4, and later in Business Unit Results – Mining).

    Additionally, there was a $5.0 million increase in earnings during the quarter from our share of the MIBRAG mining venture in Germany. This increase is primarily due to higher coal and electricity sales and the favorable Euro/dollar exchange rate.  MIBRAG’s increase was partially offset by lower earnings from our interest in an affiliate that operates a national laboratory for the Department of Energy.  The $0.3 million decline in MIBRAG’s year to date 2007 earnings as compared to 2006 is primarily due to a $2.1 million favorable impact in the first quarter of 2006 from the adoption of a new accounting pronouncement.  MIBRAG also experienced lower coal sales to its power plant customers as a result of lower power demand in the first quarter of 2007 as compared to the first quarter of 2006.

General and administrative expenses

    General and administrative expenses decreased $2.0 million for the three months ended September 28, 2007, and increased $0.6 million for the nine months ended September 28, 2007 from the comparable periods of 2006. The decrease in the three month period is primarily due to lower outside consulting services. The increase for the nine months is primarily due to higher personnel related costs.

Write-off of deferred financing fees

    On July 5, 2006, we restructured our $350 million credit facility, increasing the tranche A facility and eliminating the tranche B facility. The scheduled termination of the agreement and other terms did not change. As a result of the restructuring, $5.1 million of deferred financing fees were written off in the three months ended September 29, 2006.

URS merger related costs

    Through September 28, 2007, we have incurred $8.3 million of costs associated with our proposed merger with URS. Merger related expenses were principally comprised of investment banking, legal and accounting fees. If the merger is consummated, we expect to incur a total of approximately $30 million of merger related costs.

Income tax expense

    The effective income tax rates for the three and nine months ended September 28, 2007 were 40.6 percent and 42.3 percent, respectively. Excluding the impact of the URS merger related costs, which are not deductible for income tax purposes, the effective income tax rates were 39.6 percent and 39.1 percent for the three and nine months ended September 28, 2007, respectively. The effective income tax rates for the three and nine months ended September 29, 2006 were 42.9 percent and 40.3 percent, respectively. The decrease in the tax rate for the three months ended September 28, 2007 is primarily due to higher operating income when compared to the prior year.

BUSINESS UNIT RESULTS
	Three Months Ended		Nine Months Ended
(In millions)	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Revenue
Power	$275.9	$170.7	$766.9	$580.6
Infrastructure	165.6	142.7	423.6	436.9
Mining	63.1	54.3	177.9	120.7
Industrial/Process	200.0	121.2	512.3	371.4
Defense	160.6	145.7	449.6	438.9
Energy & Environment	198.8	187.3	522.4	592.5
Intersegment and other	(0.1)	2.5	0.4	1.8
Total revenue	$1,063.9	$824.4	$2,853.1	$2,542.8

Operating income (loss)
Power	$16.0	$11.6	45.5	33.9
Infrastructure	6.2	(17.8)	(6.3)	(18.1)
Mining	26.3	9.8	42.1	15.2
Industrial/Process	3.8	(2.9)	10.4	3.8
Defense	13.3	10.7	39.3	35.3
Energy & Environment	20.2	16.4	45.5	77.8
Intersegment and other unallocated operating costs	(0.3)	─	(0.1)	(2.9)
Total segment operating income	85.5	27.8	176.4	145.0
General and administrative expenses,corporate	(18.6)	(20.6)	(56.2)	(55.6)
Total operating income	$66.9	$7.2	$120.2	$89.4

Power

Revenue for the three and nine months ended September 28, 2007 increased $105.2 million and $186.3 million, from the comparable periods in 2006. The increases are primarily due to clean air modification projects, new generation projects in Puerto Rico and Wisconsin and a uranium enrichment facility in New Mexico. The higher revenue from these projects was partially offset by decreases of $25.7 million and $87.8 million in revenue from work in the Middle East to $4.8 million and $51.7 million for the three and nine months ended September 28, 2007, respectively. The decline in Middle East revenue is a result of the completion of task orders and a decrease in funding for new task orders.

Operating income for the three and nine months ended September 28, 2007 increased $4.4 million and $11.6 million, respectively, from the comparable periods in 2006. The projects referenced above contributed to higher earnings as did steam generator replacement projects.  Offsetting these increases were declines of $3.2 million and $16.1 million, respectively, in earnings from work in the Middle East due to decreased task orders. Earnings from the Middle East were $0.1 million and $2.7 million for the three and nine months ended September 28, 2007, respectively, as compared to $3.3 million and $18.8 million in the comparable periods in 2006.

Infrastructure

Revenue increased $22.9 million for the three months ended September 28, 2007, and declined $13.3 million for the nine months ended September 28, 2007 from the comparable periods of 2006.  The increase in revenue for the quarter is due to preliminary design work on a new light rail project in Texas, increased activity on a fixed-price highway project in California and a dam construction project in Illinois.  In addition to these projects, an increased share in a joint venture to build a light rail project in California and a negotiated claim settlement on a completed highway job in Nevada contributed to revenue for the year.  The year to date revenue increases were more than offset, however, primarily as a result of a client’s decision to assert and withhold liquidated damages from payments otherwise due on a fixed-price highway project in California. The wind-down of a light rail project in New Jersey, completion of a bridge project in Florida and decreases in certain continuing projects further reduced revenue. Middle East revenue totaled $11.0 million and $38.3 million for the three and nine months ended September 28, 2007, respectively, compared to $16.5 million and $53.1 million in the comparable periods in 2006.

Infrastructure generated operating income of $6.2 million for the three months ended September 28, 2007 and an operating loss of $6.3 million for the nine months ended September 28, 2007 as compared to losses of $17.8 million and $18.1 million for the comparable periods in 2006.  Infrastructure’s operating results have been negatively impacted by contract losses on two fixed-price highway projects in California. We recorded a $4.2 million charge during the three months ended September 28, 2007 related to increased estimated costs to complete one of the projects and during the three months ended June 29, 2007, a $25.5 million charge was recorded on the same project for liquidated damages. The operating results for the three and nine months ended September 29, 2006 reflect charges of $30.3 million and $39.2 million, respectively, related to the projects. Excluding the impact of the charges on the fixed-price highway projects, Infrastructure generated operating income of $10.4 million and $23.4 million for the three and nine months ended September 28, 2007 as compared to $12.5 million and $21.1 million for the comparable periods of 2006. The decrease for the three months ended September 28, 2007 is primarily due to the completion and close out of a bridge project in Florida during 2006 and lower earnings from engineering services and from work being performed in the Middle East. These decreases were partially offset by earnings on the preliminary design work for a new light rail project in Texas, the dam construction project in Illinois, and higher earnings from light rail and toll road operations and maintenance contracts. Operating income for the nine months ended September 28, 2007 includes a $5.4 million claim settlement on a highway project in Nevada. Middle East earnings decreased to $1.3 million and $4.0 million for the three and nine months ended September 28, 2007, respectively, from $2.6 million and $13.5 million in the comparable periods of 2006.  The decrease in Middle East earnings is primarily due to a decrease in the volume of work being performed based on reduced funding.

The largest fixed-price highway project is a $399.4 million fixed-price highway project in California that is being performed by a construction joint venture in which we have a 50 percent interest. Through September 28, 2007, we have recorded a total of $164.7 million of contract losses on this project, including a $25.5 million charge in the second quarter of 2007.  The losses have resulted from various developments including final design and other customer specifications, state regulatory agency requirements, material quantity and cost growth, higher subcontractor and labor costs, and the impact of schedule delays.  In addition, the joint venture had been operating pursuant to an understanding that the customer would not withhold payment for liquidated damages.  However, in June 2007, the customer began to withhold payment from amounts otherwise due the joint venture. Based on the current schedule, we currently believe the customer will assert and withhold liquidated damages totaling approximately $51.0 million (of which our share is $25.5 million).  Claims for schedule extension have been submitted to the client that the joint venture believes will eliminate or significantly reduce liabilities for liquidated damages.  As of September 28, 2007, the contract was approximately 90 percent complete, measured on a cost-to-cost basis, and the highway will be available for use in November 2007.

The second project is a $274.9 million fixed-price highway project in California that is being performed by a joint venture in which we have a 65 percent interest. The cost growth on this contract is primarily related to customer design changes and related impacts. During the fourth quarter of 2006, a $10.8 million (before minority interest of $3.8 million) change order recovery was agreed to by the customer. During the nine months ended September 28, 2007, $4.6 million (before minority interest of $1.6 million) of additional change order recoveries  have been recognized and negotiations are continuing. The continuing negotiations could result in an additional favorable adjustment estimated to be up to $10 million.  As of September 28, 2007, the project was approximately 82 percent complete, measured on a cost-to-cost basis, and is scheduled to be complete in 2008.

To date, only a portion of the cost increases on the two highway projects have been agreed to with the customers and acknowledged with change orders. Our share of pending change orders and claims submitted to the customers total approximately $123.7 million, including recovery of liquidated damages. An additional $13.3 million are in process. In response to our claims, one of the customers has filed certain counterclaims against us. We believe that we will realize significant recoveries once the claim process is completed. Recoveries are recognized only when it is probable they will result in additional revenue and the amount can be reliably estimated, which generally occurs when amounts have been received or awarded. We have not recognized any recoveries related to the pending change orders and claims. Operating results to date are based on current estimates and actual results may differ from our estimates.

Mining

Revenue for the three and nine months ended September 28, 2007 increased $8.8 million and $57.2 million, respectively, compared to 2006. The increases are primarily attributable to new work at a bauxite mine in Jamaica and at a copper mine in Arizona, and an increase in continuing work on a silver mine in Bolivia. These increases were partially offset by the completion of a coal reclamation job in Washington and the conclusion of our contract mining services agreement at a coal mine in Montana.

Operating income for the three and nine months ended September 28, 2007 increased $16.5 million and $26.9 million, respectively, compared to the same periods in 2006.  Effective March 30, 2007, we agreed with Westmoreland Resources to conclude our contract mining services agreement at a coal mine in Montana, which provided for compensation to us in lieu of future services and the transfer of certain mining equipment, inventory and reclamation liabilities to Westmoreland Resources.  The transaction resulted in a net gain of $6.1 million, of which $1.0 million was deferred due to our continuing 20 percent interest in Westmoreland Resources. On September 28, 2007, we sold our 20 percent interest in Westmoreland Resources, resulting in a net gain of $9.6 million.  The net gain consisted of $8.8 million from the sale of our equity interest and $0.8 million from the recognition of the remaining unamortized deferred gain from the March 30, 2007 conclusion of our contract mining services agreement.  In addition, equity in earnings of MIBRAG increased $5.0 million for the three months ended September 28, 2007, and decreased $0.3 million for the nine months ended September 28, 2007, respectively, from the comparable periods of 2006. The increase for the three months ended September 28, 2007 is primarily due to higher coal and electricity sales and the favorable Euro/dollar exchange rate.  MIBRAG’s decrease for the nine months ended September 28, 2007 is due to a $2.1 million favorable impact in the first quarter of 2006 from the adoption of a new accounting pronouncement and to lower coal sales during the first quarter of 2007. Overall operating income was further increased by higher earnings due to improved performance on contract mining projects, including the impact of amending two contracts to cover cost escalation experienced in 2006.

Industrial/Process

Revenue for the three and nine months ended September 28, 2007 increased $78.8 million and $140.9 million, respectively, from the comparable periods of 2006. The increases in revenue were primarily due to a new cement plant contract in Missouri, a chemical plant in Louisiana, an oil and gas project in Colorado and increases on continuing facility maintenance projects. The increases were partially offset by lower revenue on an oil and gas project in Qatar and lower volume within the Life Sciences division.

Operating income for the three and nine months ended September 28, 2007 increased $6.7 million and $6.6 million, respectively, from the comparable periods of 2006.  The third quarter increase is primarily related to earnings on the new cement plant in Missouri and lower business development investment in the oil and gas segment during 2007, partially offset by lower earnings on the oil and gas project in Qatar due to increased costs. The year to date increase is driven by earnings on the cement plant, the chemical plant in Louisiana and lower business development investment, partially offset by a decline on the oil and gas project in Qatar and a settlement in 2006 related to a completed gas contract.

Defense

Revenue for the three and nine months ended September 28, 2007 increased $14.9 million and $10.7 million from the comparable periods of 2006.  Revenue increased due to higher volume of operations and maintenance activities at domestic and international chemical demilitarization projects, and was partially offset by lower funding for a threat reduction project in the former Soviet Union.

Operating income for the three and nine months ended September 28, 2007 increased $2.6 million and $4.0 million, respectively, from the comparable periods of 2006. The increases are primarily due to higher award fees and performance incentives earned at domestic chemical demilitarization projects.

Energy & Environment

Revenue increased $11.5 million for the three months ended September 28, 2007, and decreased $70.1 million for the nine months ended September 28, 2007 from the comparable periods of 2006.  The quarterly increase is mainly due to additional fee recognized on a Department of Energy nuclear waste processing facility construction project in Washington and a new construction project at a Department of Energy site in Idaho.  The year to date decrease is primarily due to recognition, in 2006, of performance based incentive fees on a Department of Energy management services contract.  During the second quarter of 2006, we achieved certain milestones resulting in the recognition of a portion of the maximum fee pool.  Revenue also decreased due to less activity on continuing projects in the Middle East. Middle East revenue decreased $15.1 million for the three months ended September 28, 2007 to $15.5 million compared to $30.6 million in 2006.  Revenue from the Middle East decreased $10.5 million from $59.7 million for the nine months ended September 29, 2006 to $49.2 million for the nine months ended September 28, 2007.

Operating income increased $3.8 million for the three months ended September 28, 2007 and decreased $32.3 million for the nine months ended September 28, 2007 from the comparable periods of 2006.  The same factors that affected revenue similarly impacted operating income including a $35.9 million decrease in year to date earnings on the Department of Energy management services contract.  The three month period and year to date results also include a $9.5 million and $20.0 million increase, respectively, in business development related costs associated with various Department of Energy bids and new work opportunities in the United Kingdom. These development efforts have resulted in being selected by the United Kingdom Nuclear Decommissioning Authority (“NDA”) as the preferred bidder on the Low Level Waste Repository near Drigg, and as a qualified bidder in the NDA’s Sellafield competition. Middle East earnings were $1.1 million and $3.8 million for the three and nine months ended September 28, 2007 compared to $2.4 million and $4.4 million in 2006.

Energy & Environment has a 50-percent participation in a Department of Energy nuclear waste processing facility construction project in Washington that has experienced significant scope and cost increases. The project is cost reimbursable with performance and cost-based incentive fees. During the three months ended September 28, 2007, the final redesign and testing plans were approved by the Department of Energy resulting in the Department of Energy’s authorization to resume all construction activities at the project pursuant to an approved revised project baseline and cost estimate. Based on these actions, we reevaluated the probable fees to be earned on the original contract as well as the percentage of completion on the original contract scope. As a result, in the third quarter of 2007 we recognized additional earnings related to work performed since April 2003 of $10.4 million, of which $1.4 million relates to work performed during the 2007 third quarter. Changes to the overall contract fee and structure are currently being negotiated with the Department of Energy to address the impact of the scope and cost increases on both the original contract and the added scope. We believe that, upon completion of the negotiations, a cumulative adjustment to earnings for work performed since April 2003 will be recognized. The adjustment could occur later in 2007 or in subsequent periods and it is currently estimated that this could range from approximately $15 million to as much as $35 million.

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

FINANCIAL CONDITION AND LIQUIDITY

We have three principal sources of liquidity: (1) cash generated by operations (2) existing cash and cash equivalents and (3) available capacity under our Credit Facility. We had cash and cash equivalents of $296.8 million at September 28, 2007, of which $85.3 million was restricted for use in the normal operations of our consolidated joint venture projects or was restricted under our self-insurance programs. As of September 28, 2007, we had no borrowings and $129.8 million in face amount of letters of credit outstanding under the Credit Facility, leaving a borrowing capacity of $220.2 million under the facility. For more information on our financing activities, see Note 5 “Credit Facility,” of the Notes to Condensed Consolidated Financial Statements in Item 1.

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

•	Delays in execution. At times, we may experience delays in scheduling and performance of our contracts and encounter unforeseen events or issues that may negatively affect our cash flow.

    The following tables summarize our liquidity position and cash flow activities:
Liquidity (In millions)	September 28, 2007	December 29, 2006
Cash and cash equivalents	$211.5	$232.1
Restricted cash	85.3	65.5
Total	$296.8	$297.6

	Nine Months Ended
Cash flow activities (In millions)	September 28, 2007	September 29, 2006
Net cash provided (used) by:
Operating activities	$37.5	$3.1
Investing activities	(68.4)	(48.3)
Financing activities	10.3	6.6
Decrease in cash and cash equivalents	$(20.6)	$(38.6)

The discussion below highlights significant aspects of our cash flows.

•
Operating activities:  For the nine months ended September 28, 2007, operating activities provided $37.5 million of cash. During the period, operating activities included net income of $60.2 million and several significant non-cash expenses including non-cash income taxes of $44.9 million, depreciation and amortization of $31.2 million and stock-based compensation of $11.9 million. Cash flow was impacted by an increase in working capital of $88.2 million principally due to working capital requirements for new and expanding projects; and includes $53.1 million of cash to fund losses on a highway project, partially offset by the collection of a significant performance based incentive fee on a Department of Energy management services contract. Working capital requirements for the US Army Corps of Engineers task orders in the Middle East increased $1.1 million to $21.6 million at September 28, 2007 from $20.5 million at December 29, 2006.

For the nine months ended September 29, 2006, operating activities provided $3.1 million of cash. During the period, operating activities included net income of $52.0 million and several significant non-cash expenses including non-cash income taxes of $35.0 million, depreciation and amortization of $33.3 million, amortization and write-off of financing fees of $6.4 million and stock-based compensation of $8.2 million. Cash flow was impacted by an increase in working capital requirements of $107.9 million principally due to the recognition of significant performance based incentive fees on a Department of Energy management services contract, payment of which was received in the first quarter of 2007, funding the losses on highway projects, other project working capital requirements and payments made for incentive compensation. At September 29, 2006, working capital requirements related to work in the Middle East declined to $38.2 million from $58.0 million at December 30, 2005.

•
Investing activities:  During the nine months ended September 28, 2007, investing activities used $68.4 million of cash, primarily to acquire mining equipment.  During the nine months ended September 28, 2007, new contracts to perform mining services for major international natural-resource companies have required $110.9 million of capital expenditures for mining equipment.  We have sold and are leasing back under operating leases $45.2 million of mining equipment acquired through September 28, 2007. Also during the nine months ended September 28, 2007, we sold our interest in a coal mine for $13.5 million.

During the nine months ended September 29, 2006, investing activities used $48.3 million of cash, primarily for property and equipment acquisitions for our Infrastructure and Mining business units. In connection with new contract mining projects in Jamaica, we acquired an existing operating company for cash consideration of $6.1 million and the assumption of a $1.7 million note payable. The assets acquired consisted primarily of trade receivables, spare parts inventory and mining equipment.

•
Financing activities:  During the nine months ended September 28, 2007, financing activities generated $10.3 million of cash. Options to purchase 353,000 shares of common stock were exercised generating $10.2 million of cash. An additional $0.7 million of cash was received in January 2007 for options exercised at the end of December 2006.

During the nine months ended September 29, 2006, financing activities generated $6.6 million of cash. During the period, we purchased and cancelled 2.0 million warrants at a cost of $35.6 million; 2.3 million warrants were exercised providing proceeds of $71.2 million and the remaining 192,000 warrants expired. Options to purchase 549,000 shares of common stock were exercised generating $13.4 million in cash and we purchased 761,000 shares of our common stock for $44.0 million. In addition, as described above under Investing activities, during the nine months ended September 29, 2006 we assumed a $1.7 million note payable which was immediately paid in full.

Income taxes

We anticipate that cash payments for income taxes for 2007 and later years will be substantially less than income tax expense recognized in our consolidated financial statements. This difference results from expected tax deductions for tax goodwill amortization and from the use of net operating loss (“NOL”) carryovers and foreign tax credit carryforwards. As of September 28, 2007, we have remaining tax goodwill of $42.2 million resulting from the original acquisition of the Government Services Business in 1999 and $430.4 million resulting from the acquisition of Raytheon Company and Raytheon Engineers & Constructors International, Inc. The amortization of this tax goodwill is deductible over remaining periods of 6.5 and 7.8 years, respectively, resulting in annual tax deductions of $62.1 million. The federal NOL carryovers as of September 28, 2007 were approximately $145.0 million, most of which are subject to an annual limitation of $26.5 million and expire in years 2020 through 2026. Unused available NOL carryovers from previous years plus the 2007 annual limitation of $26.5 million would allow us to use up to approximately $76.4 million of the NOL carryovers in 2007. Until the tax goodwill deductions and the NOL carryovers are exhausted, we will not pay cash taxes (other than a minimal impact for alternative minimum tax) on the first $88.6 million of federal taxable income before tax goodwill amortization and application of NOL carryovers each year. We have $138.5 million of tax goodwill deductions and NOL carryovers available for 2007. In addition, as of September 28, 2007, we had $49.7 million of foreign tax credits available to offset future federal taxes payable.

Cash flows for 2007

During the remainder of 2007, we expect cash and cash equivalents to increase. Specific issues, which are relevant to understanding 2007 cash flows, include:

•
Operating Activities:  During the nine months ended September 28, 2007, we have used $53.1 million of cash to fund a highway project loss and expect to fund an additional $20 million to $30 million during the remainder of 2007. Other than the highway loss, other working capital requirements have used $35.1 million of cash year to date through September 28, 2007. We do not expect working capital to continue to increase in the last quarter of 2007.

•
Property and equipment: Capital expenditures, net of proceeds from sales of property and equipment and sales of mining equipment leased back, along with normal capital expenditures to upgrade our information systems hardware and software, have amounted to $62.1 million through September 28, 2007. We have sold and are leasing back under operating lease arrangements $45.2 million of mining equipment acquired through September 28, 2007. We expect to acquire approximately $9 million of additional mining equipment during the remainder of 2007, of which approximately $5 million will also be sold and leased back under operating lease arrangements. We do not expect significant additional capital expenditures through the remainder of 2007. We expect depreciation expense to amount to approximately $37 million in 2007.

•
Income taxes: Because of anticipated utilization of tax goodwill amortization of $62.1 million, and the availability of approximately $76.4 million of NOL carryovers and foreign tax credits, we will likely not pay federal taxes, other than a minimal amount for alternative minimum tax. We will pay state and foreign income taxes.

•
Pension and post-retirement benefit obligations: We expect to fund $9.1 million of our pension and post-retirement benefit obligations during 2007 as compared to $14.0 million in 2006. We estimate financial statement expense under these plans to be approximately $4.8 million in 2007 as compared to $6.7 million in 2006. As of September 28, 2007, $6.7 million of contributions have been made to the pension and post-retirement plans.

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

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”)

We view EBITDA as a performance measure of operating liquidity, and as such we believe that the GAAP financial measure most directly comparable to it is net cash provided (used) by operating activities (see reconciliation of EBITDA to net cash provided (used) by operating activities below). EBITDA is not an alternative to and should not be considered instead of, or as a substitute for, earnings from operations, net income or loss, cash flows from operating activities or other statements of operations or cash flow data prepared in conformity with GAAP, or as a GAAP measure of profitability or liquidity. In addition, our calculation of EBITDA may or may not be comparable to similarly titled measures of other companies.

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

Components of EBITDA are presented below:

	Three Months Ended		Nine Months Ended
(In millions)	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Net income	$36.4	$4.3	$60.2	$52.0
Interest expense (a)	1.4	6.3	4.4	9.9
Income tax expense	26.8	1.6	48.3	35.3
Depreciation and amortization	10.1	10.3	31.2	33.3
EBITDA	$74.7	$22.5	$144.1	$130.5

(a) Includes write-off of deferred financing fees of $5.1 million for the three and nine months ended September 29, 2006.

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

	Three Months Ended		Nine Months Ended
(In millions)	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
EBITDA	$74.7	$22.5	$144.1	$130.5
Interest expense	(1.4)	(6.3)	(4.4)	(9.9)
Income tax expense	(26.8)	(1.6)	(48.3)	(35.3)
Cash paid for reorganization items	(0.2)	(0.8)	(1.4)	(1.8)
Amortization of deferred financing fees	0.2	5.3	0.7	6.4
Non-cash income tax expense	25.7	4.9	44.9	35.0
Minority interests in income (loss) of consolidated subsidiaries, net of tax	2.9	(2.2)	5.6	0.2
Equity in income of unconsolidated affiliates, less dividends received	(7.9)	(7.2)	(8.5)	(15.9)
Gain on sale of interest in coal mine	(9.6)	─	(9.6)	─
Gain on sale of assets, net	(0.6)	(0.9)	(6.0)	(1.7)
Stock-based compensation expense	3.7	2.2	11.9	8.2
Excess tax benefits from exercise of stock options	(0.4)	(0.6)	(3.3)	(4.7)
Changes in operating assets, liabilities and other	(3.5)	(37.2)	(88.2)	(107.9)
Net cash provided (used) by operating activities	$56.8	$(21.9)	$37.5	$3.1
Net cash provided by operating activities for the nine months ended September 28, 2007	$37.5
Less: Net cash used by operating activities for the six months ended June 29, 2007	(19.3)
Net cash provided by operating activities for the three months ended September 28, 2007	$56.8
Net cash provided by operating activities for the nine months ended September 29, 2006		$3.1
Less: Net cash provided by operating activities for the six months ended June 30, 2006		25.0
Net cash used by operating activities for the three months ended September 29, 2006		$(21.9)

ACCOUNTING STANDARDS

Recently issued accounting standard

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

     Our exposure to market risk for changes in interest rates relates primarily to our Credit Facility. Substantially all cash and cash equivalents at September 28, 2007 were held in highly liquid instruments.

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

Foreign currency risk

    We conduct our business in various regions of the world. Our operations are, therefore, subject to volatility because of currency fluctuations, inflation changes and changes in political and economic conditions in these countries. We are subject to foreign currency translation and exchange issues, primarily with regard to our mining venture, MIBRAG, in Germany. At September 28, 2007 and December 29, 2006, the cumulative adjustments for translation gains, net of related income tax benefits, were $30.1 million and $25.8 million, respectively. While we endeavor to enter into contracts with foreign customers with repayment terms in US dollars in order to mitigate foreign exchange risk, our revenues and expenses are sometimes denominated in local currencies, and our results of operations may be affected adversely as currency fluctuations affect our pricing and operating costs or those of our competitors. We may engage from time to time in hedging operations, including forward foreign exchange contracts, to reduce the exposure of our cash flows to fluctuations in foreign currency rates. We do not engage in hedging for speculative investment reasons. We can give no assurances that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies.

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

We incorporate by reference the information regarding legal proceedings set forth under the caption “Legal Matters” in Note 8, “Contingencies and Commitments,” and under Note 2, “Proposed Merger of Washington Group International with URS Corporation,” of the Notes to Condensed Consolidated Financial Statements in Item 1 of this report. Our legal proceedings are also described in Part I, Item 3 “Legal Proceedings” and Note 11, “Contingencies and Commitments,” of the Notes to the Consolidated Financial Statements in Item 8 of our 2006 Annual Report.

Our reorganization case is In re Washington Group International, Inc. and Related Cases, Docket No. BK-N 01-31627-GWZ, in the US Bankruptcy Court for the District of Nevada.

The personal injury and property damage lawsuits discussed under the caption “Legal Matters” and referred to as “New Orleans Levee Failure Class Action Litigation” in Note 8, “Contingencies and Commitments” of the Notes to Condensed Consolidated Financial Statements in Item 1 of this report refers to Berthelot, et al. v. Boh Bros. Construction Co., LLC, et al., Case No. 05-4182; Vodanovich, et al. v. Boh Bros. Construction Co., LLC, et al., Case No. 05-5237; Kirsch, et al. v. Boh Bros. Construction Co., LLC, et al., Case No. 05-6073; Ezell v. Boh Bros. Construction Co., LLC, et al., Case No. 05-6314; Brown, et al. v. Boh Bros. Construction Co., LLC, et al., Case No. 05-6324; LeBlanc, et al. v. Boh Bros. Construction Co., LLC, et al., Case No. 05-6327; Finney, et al. v. Boh Bros. Construction Co., LLC, et al., Case No. 06-0886; Christenberry, et al. v. Board of Commissioners of the Orleans Levee District, et al., Case No. 06-2278; Sanchez, et al. v. Boh Bros. Construction Co., LLC, et al., Case No. 06-2287; C. Adams, et al. v. Boh Bros. Construction Co., LLC, et al., Case No. 06-4065; Brock, et al. v. Boh Bros. Construction Co., LLC, et al., Case No. 06-4931; Fleming, et al. v. The United States of America, et al., Case No. 06-5159; G. Adams, et al. v. Boh Bros. Construction Co., LLC, et al., Case No. 06-4634; Gisevius v. Boh Bros. Construction Co., LLC, et al., Case No. 06-5308; Holmes, et al. v. The United States of America, et al., Case No. 06-5161; Joseph, et al. v. New Orleans Sewage and Water Board, et al., Case No. 06-5032; LeDuff, et al. v. Boh Bros. Construction Co., LLC, et al., Case No. 06-5260; O’Dwyer(1) v. United States of America, et al., Case No. 05-4181, O’Dwyer(3) v. Dept. of Trans. and Dev., et al., Case No. 06-4389; Bradley, et al. v. Boh Bros. Construction Co., LLC, et al., Case No. 06-225; O’Dwyer(2) v. Dept. of Trans. and Dev., et al., Case No. 06-5786; Richardson v. Boh Bros. Construction Co., LLC, et al., Case No. 06-8708; Yacob v. Board of Commissioners for Orleans Levee District, et al., Case No. 06-5937; Cochran, et. al. v. Boh Bros. Construction Co., LLC, et al., Case No. 06-5785; Ciuffi v. United States of America, et al., Case No. 07-1271; Carney v. Boh Bros. Construction Co., LLC, Case No. 07-1349; The Parfait Family, et al. v. United States of America, et al., Case No. 07-3500; Lundy v. The United States of America, et al., Case No. 07-3173; Dear Mother’s Taste of New Orleans, LLC, et al., v. M.A. Hayes Co., et al., Case No. 06-5890; Douville, et al., v. Boh Bros. Construction Co., LLC, et al., Case No. 07-1113; Jones, et al., v. State Farm Fire & Casualty, et al., Case No. 06-9151; Entercomm Communications Corp. v. United States of America, et al., Case No. 07-4976; Johnson v. United States of America, et al, Case No. 07-4562; Radio Parts, Inc., v. United States of America, et al., Case No. 07-4555; Huey, et al. v. United States of America, et al., Case No. 07-4550; Abair, et al. v. United States of America, et al., Case No. 07-4392; Bell v. United States of America, et al., Case No. 07-4965; Ferrara, et al. v. United States of America, et al., Case No. 07-4945; Gentilly Land Co., Inc., et al. v. United States of America, et al., Case No. 07-4969; Liberty Bank & Trust Company v. United States of America, et al., Case No. 07-4953; Universal Health Services, Inc. v. United States of America, et al., Case No. 07-5286; Haydel Realty Co., Inc. v. United States of America, et al., Case No. 07-5020; Wetco Restaurant Group, LLC v. United States of America, et al., Case No. 07-5012; CII Carbon, LLC v. United States of America, et al., Case No. 07-4995; Marrero Land and Improvement Association, LTD v. United States of America, et al., Case No. 07-5011; Connick, et al. v. United States of America, et al., Case No. 07-5067; Sloan, et al. v. United States of America, et al., Case No. 07-5013; Keppel v. United States of America, et al., Case No. 07-5007; and Albano, et al. v. Board of Commissioners for the Orleans Parish Levee District, et al., Case No. 07-4837, all currently pending in the US District Court for the Eastern District of Louisiana and consolidated under the Berthelot case.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Repurchases of Equity Securities

We did not repurchase any shares of our common stock during the three months ended September 28, 2007.  We are authorized to repurchase up to approximately $100.0 million of outstanding shares of common stock in open market or negotiated transactions.

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

WASHINGTON GROUP INTERNATIONAL, INC.

October 31, 2007	By:	/s/ George H. Juetten
George H. Juetten
Executive Vice President and Chief Financial Officer, in his respective capacities as such

WASHINGTON GROUP INTERNATIONAL, INC.
EXHIBIT INDEX

Exhibit
Number                   Exhibit Description

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